Form 10-K
period 2017-12-31
STATE STREET CORP
filed 2018-02-26
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($89.73) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $33.38 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2018 was 367,653,199.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2018 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2017

PART I
ITEM 1.BUSINESS
GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $33.12 trillion of AUCA and $2.78 trillion of AUM as of December 31, 2017.
As of December 31, 2017, we had consolidated total assets of $238.43 billion, consolidated total deposits of $184.90 billion, consolidated total shareholders' equity of $22.32 billion and 36,643 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the liquidity coverage ratio, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are available on the “Investor Relations” section of our website under "Filings and Reports."
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
Our investment servicing products and services include: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
We provide some or all of these integrated products and services to clients in the U.S. and in many other markets, including, among others, Australia, Cayman Islands, France, Germany, Ireland, Italy, Japan, Luxembourg and the U.K. As of December 31, 2017, we serviced AUCA of approximately $24.42 trillion in the Americas, approximately $7.03 trillion in Europe and the Middle East and approximately $1.67 trillion in the Asia-Pacific region.
Investment Management
Our Investment Management line of business, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand. As of December 31, 2017, SSGA had AUM of approximately $2.78 trillion.

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
COMPETITION
We operate in a highly competitive environment and face global competition in all areas of our business. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, investment analytic businesses, business service and software companies and information services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
We believe that many key factors drive competition in the markets for our business. For Investment Servicing, quality of service, technological expertise, economies of scale, quality and scope of services, sales and marketing, required levels of capital and price drive competition, and are critical to our servicing business. For Investment Management, key competitive factors include expertise, experience, availability of related service offerings, quality of service and performance and price.
Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue to expand our relationships with existing clients, and to attract new clients.
We are a systemically important financial institution and are subject to extensive regulation and supervision with respect to our operations and activities. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same limitations, requirements and standards with respect to their operations and activities. See "Supervision and Regulation" in this Item for more information.

State Street Corporation | 4

SUPERVISION AND REGULATION
State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which bank holding companies and their non-banking subsidiaries may engage to managing or controlling banks and to a range of activities that are considered to be closely related to banking. Bank holding companies that have elected to be treated as financial holding companies, such as the Parent Company, may engage in a broader range of activities considered to be "financial in nature." These limits also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
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
In response to the financial crisis, as well as other factors such as technological and market changes, both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The U.S. President has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory reform. The implementation of any such reforms, or if implemented whether they would be beneficial to State Street, is uncertain. Irrespective of any regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
In addition, increased regulatory requirements have been and are being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III final rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” below in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” included under Item 7, Management's Discussion and Analysis, of this Form 10-K for a discussion of Basel III), the Alternative Investment Fund Managers Directive (AIFMD), the Bank Recovery and Resolution Directive (BRRD), the European Market Infrastructure Regulation (EMIR), the Undertakings for Collective Investment in Transferable Securities (UCITS) directives, the Markets in Financial Instruments Directive II (MiFID II) and the Markets in Financial Instruments Regulation (MiFIR) (the majority of the provisions of MiFID II and MiFIR will apply from January 3, 2018) and the E.U. General Data Protection Regulation (GDPR).
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

State Street Corporation | 5

Regulatory Capital Adequacy and Liquidity Standards
Basel III Final Rule
We are subject to the Basel III framework in the U.S. Provisions of the Basel III final rule become effective under a transition timetable which began in January 2014, with full implementation required beginning on January 1, 2019. U.S. banking regulators have also jointly issued a final market risk capital rule to implement the changes to the market risk capital framework in the U.S. The final market risk capital rule became effective and was applicable to State Street in January 2013, and replaced the market risk capital framework associated with Basel I and Basel II.
The Basel III final rule provides for two frameworks: the “standardized” approach, intended to replace Basel I, and the “advanced” approaches, applicable to advanced approaches banking organizations, like State Street, as originally defined under Basel II. The standardized approach modifies the provisions of Basel I related to the calculation of RWA and prescribes standardized risk weights for certain on- and off-balance sheet exposures.
Among other things, the Basel III final rule does the following:

•	Adds requirements for a minimum common equity tier 1 risk-based capital ratio of 4.5% and a minimum supplementary leverage ratio of 3% for advanced approaches banking organizations;

•	Raises the minimum tier 1 risk-based capital ratio from 4% under Basel I and Basel II to 6%;

•	Leaves the existing, minimum total capital ratio at 8%;

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
Additionally, beginning January 1, 2018, the SLR rule introduced a higher minimum SLR requirement for the eight U.S. G-SIBs of at least 6% for the insured banking entity (State Street Bank) in order to be well capitalized under the U.S. banking regulators’ PCA framework, as well as a requirement of a minimum SLR of 5% for the holding company (the Parent Company) in order to avoid any limitations on distributions and discretionary bonus payments. In addition to the SLR, State Street is subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures. The Parent Company is required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.
Under the Basel III final rule, a banking organization would be able to make capital distributions (subject to other regulatory constraints, such as regulator review of its capital plans) and discretionary bonus payments without specified limitations, as long as it maintains the required capital conservation buffer of 2.5% plus applicable G-SIB surcharge over the minimum required common equity tier 1 risk-based capital ratio and each of the minimum required tier 1 and total risk-based capital ratios (plus any potentially applicable countercyclical capital buffer). Banking regulators would establish the minimum countercyclical capital buffer, which is initially set by banking regulators at zero, up to a maximum of 2.5% of total risk-weighted assets under certain economic conditions.
Under the Basel III final rule, our total regulatory capital is divided into three tiers, composed of common equity tier 1 capital, tier 1 capital (which includes common equity tier 1 capital), and tier 2 capital. The total of tier 1 and tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
Common equity tier 1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus; retained earnings; the cumulative effect of foreign currency translation; and net unrealized gains (losses) on debt and equity securities classified as AFS; reduced by treasury stock. Subject to certain phase-in or phase-out provisions, tier 1 capital is composed of common equity tier 1 capital plus additional tier 1 capital composed of qualifying perpetual preferred stock and minority interests. Goodwill and other intangible assets, net of related deferred tax liabilities, are deducted from common equity tier 1 capital and tier 1 capital. Subject to certain phase-in or phase-out provisions, tier 2 capital is composed primarily of qualifying subordinated long-term debt.
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

State Street Corporation | 6

As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer and countercyclical capital buffer described above in this "Supervision and Regulation" section). Since 2015, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
Global Systemically Important Bank
In addition to the Basel III final rule, we are subject to the Federal Reserve's final rule imposing a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in on January 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability;

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
Method 2 is identified as the binding methodology for State Street and the applicable surcharge on January 1, 2017 was calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and G-SIB surcharge of 1.5% in 2019, would be 8.5% for common equity tier 1 capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Further, State Street, like all other U.S. G-SIBs, is also subject to a 2% leverage buffer under the Basel III final rule. If State Street fails to exceed the 2% leverage buffer, it will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same additional capital requirements.

Total Loss-Absorbing Capacity (TLAC)
In December 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as State Street, that are intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. The TLAC final rule imposes: (1) TLAC requirements (i.e., combined eligible tier 1 regulatory capital and eligible LTD); (2) separate eligible LTD requirements; and (3) clean holding company requirements designed to make short-term unsecured debt (including deposits) and most other ineligible liabilities structurally senior to eligible LTD.
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
Based upon current estimates, assumptions and guidance, we project that compliance with TLAC and LTD will result in increasing our outstanding LTD by approximately $1.5 billion at December 31, 2018 compared to debt outstanding at December 31, 2017. Our estimates regarding TLAC and LTD are subject to additional regulatory guidance and interpretation. State Street must comply with the TLAC final rule starting on January 1, 2019.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III final rule introduced two quantitative liquidity standards: the LCR and the NSFR.
We are subject to the final rule issued by the U.S. banking regulators implementing the BCBS' LCR in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
The LCR measures an institution’s HQLA against its net cash outflows. We report LCR to the Federal Reserve daily. As of December 31, 2017, our LCR was in excess of the requirement of 100%. In addition, we publicly disclose certain qualitative and quantitative information about our LCR consistent

State Street Corporation | 7

with the requirements of the Federal Reserve's December 2016 final rule.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other types of investments, resulting in a negative impact on our NII and our NIM.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  Deposits resulting from certain services provided (“operational deposits”) are treated as more resilient during periods of stress than other deposits. As a result, if balances of operational deposits increased relative to our total client deposit base, we would expect to require less HQLA in order to maintain our LCR. Conversely, if balances of operational deposits decreased relative to our total client deposit base, we would expect to require more HQLA.
The BCBS has also issued final guidance with respect to the NSFR. In the second quarter of 2016, the OCC, Federal Reserve and FDIC issued a proposal to implement the NSFR in the U.S. that is largely consistent with the BCBS guidance. The proposal would require banking organizations to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics.
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
In addition to its capital planning requirements, the Federal Reserve has the authority to prohibit or to limit the payment of dividends by the banking organizations it supervises, including the Parent Company and State Street Bank, if, in the Federal Reserve’s opinion, the payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect our ability to pay dividends and purchase our stock, or require us to provide capital assistance to State Street Bank and any other banking subsidiary.
In June 2017, we received the results of the Federal Reserve’s review of our 2017 capital plan in connection with its 2017 annual CCAR process. The Federal Reserve did not object to the capital actions we proposed in our 2017 capital plan and, in June 2017, our Board approved a new common stock

State Street Corporation | 8

purchase program authorizing the purchase of up to $1.4 billion of our common stock from July 1, 2017 through June 30, 2018. As of December 31, 2017, we purchased approximately 7.4 million shares of our common stock at an average per-share cost of $94.54 and an aggregate cost of approximately $700 million under this program. Our 2017 capital plan included an increase, subject to approval by our Board, to our quarterly stock dividend to $0.42 per share from $0.38 per share, beginning in the third quarter of 2017. Our common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by our Board of Directors at the relevant times.
The Federal Reserve, under the Dodd-Frank Act, requires us to conduct semi-annual State Street-run stress tests and to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In October 2017, we provided summary results of our 2017 mid-cycle State Street-run stress tests on the “Investor Relations” section of our corporate website. We are also required to undergo an annual supervisory stress test conducted by the Federal Reserve.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank must submit its 2018 annual State Street Bank-run stress test to the Federal Reserve by April 5, 2018.
In January 2017, the Federal Reserve adopted revisions to the capital plan and stress test requirements that, among other things, reduce the de minimis threshold for additional capital distributions that a firm may make during a capital plan cycle without seeking the Federal Reserve’s prior approval. The final rule also establishes a one-quarter “blackout period” while the Federal Reserve is conducting CCAR during which firms are not permitted to submit de minimis exception notices or prior approval requests for additional capital distributions. The Federal Reserve is currently considering making further changes to CCAR requirements, which may change our minimum capital requirements.
The Volcker Rule
We are subject to the Volcker rule and implementing regulations. The Volcker rule prohibits banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the final Volcker rule regulations, subject to exemptions for market-making related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker rule also requires banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).

The final Volcker rule regulations require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which we believe complies with the final Volcker rule regulations as currently in effect. Such compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
Enhanced Prudential Standards
As a SIFI, we are subject to heightened prudential standards, including heightened capital, leverage, liquidity and risk management requirements, single-counterparty credit limits and early remediation requirements. Bank holding companies with $50 billion or more in consolidated assets, which includes us, became automatically subject to the systemic-risk regime in 2010.
The FSOC can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve for SIFIs, and must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The FSOC is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the Office of Financial Research within the U.S. Department of the Treasury can gather data and reports from financial institutions, including us.
Under the Federal Reserve's final rule implementing certain enhanced prudential standards for large bank holding companies, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when implemented, the NSFR. The final rule also establishes requirements and responsibilities for our risk committee and mandates risk management standards. We became subject to these standards in January 2015.
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

State Street Corporation | 9

Federal Reserve) and to a limit of 25% of tier 1 capital for credit exposures to any other unaffiliated counterparty.
In September 2017, the Federal Reserve issued a final rule that imposes contractual requirements on certain “qualified financial contracts” to which U.S. G-SIBs, including us, and their subsidiaries are parties. Under the final rule, certain qualified financial contracts generally must expressly provide that transfer restrictions and default rights against a U.S. G-SIB, or subsidiary of a U.S. G-SIB, are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, certain qualified financial contracts may not, among other things, permit the exercise of any cross-default right against a U.S. G-SIB or subsidiary of a U.S. G-SIB based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections. There is a phased-in compliance schedule based on counterparty type, with a first compliance date of January 1, 2019.
In addition, the final rules create an early-remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level.
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
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure — commonly referred to as a resolution plan or a living will — to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of the insolvency of State Street, to maintain State Street

Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning.
We submitted our 2017 resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC on June 30, 2017. On December 19, 2017, the Federal Reserve and FDIC announced that they had completed their review and had not identified deficiencies or specific shortcomings. Nonetheless, the agencies identified four common areas in which more work may need to be done by all firms, including State Street, to continue to improve resolvability: intra-group liquidity; internal loss-absorbing capacity; derivatives; and payment, clearing and settlement activities. State Street’s next resolution plan is due July 1, 2019.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a direct subsidiary of the Parent Company), State Street’s Beneficiary Entities (as defined below) and certain other State Street entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other State Street entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and other State Street subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to

State Street Corporation | 10

retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely, including in evaluating any

State Street entity from a creditor's perspective or determining whether to enter into a contractual relationship with any State Street entity, on any State Street affiliate being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement.
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
There can be no assurance that credit rating agencies, in response to our resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Any such downgrade, placement on negative watch or change in outlook could adversely affect our cost of borrowing, limit our access to the capital markets or result in restrictive covenants in future debt agreements and could also adversely impact the trading prices, or the liquidity, of our outstanding debt securities.
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. Under the IDI plan rule, submission of the IDI plan is scheduled for July 1, 2018.
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as State Street, and certain covered subsidiaries, can be subjected to the orderly liquidation authority. The U.S. Treasury Secretary, in consultation with the U.S. President, must first make certain extraordinary

State Street Corporation | 11

financial distress and systemic risk determinations, and action must be recommended by two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
The orderly liquidation authority went into effect in 2010, and rulemaking is proceeding in stages, with some regulations now finalized and others planned but not yet proposed. If we were subject to the orderly liquidation authority, the FDIC would be appointed as the receiver of State Street Bank, which would give the FDIC considerable powers to resolve us, including: (1) the power to remove officers and directors responsible for our failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
In 2013, the FDIC released its proposed single-point-of-entry strategy for resolution of a SIFI under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a SIFI by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.
Derivatives
Title VII of the Dodd-Frank Act imposed a comprehensive regulatory structure on the OTC derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have largely implemented key provisions of Title VII, although certain final regulations have only been in place a short period of time and others have not been finalized. Through this rulemaking process, these regulators collectively have adopted or proposed, among other things, regulations relating to reporting and record-keeping obligations, margin and capital requirements, the scope of registration and the central clearing and exchange trading requirements for certain over-the-counter derivatives. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The CFTC, along with other regulators, including the Federal Reserve, have also issued final rules with respect to margin requirements for uncleared derivatives transactions.
State Street Bank has registered provisionally with the CFTC as a swap dealer. As a provisionally registered swap dealer, State Street Bank is subject to significant regulatory obligations regarding its swap activity and the supervision, examination and enforcement powers of the CFTC and other regulators. The CFTC has granted State Street Bank a limited-purpose swap dealer designation. Under this limited-purpose designation, interest-rate swap activity engaged in by State Street Bank’s Global Treasury group is not subject to certain of the swap regulatory requirements otherwise applicable to swaps entered into by a registered swap dealer, subject to a number of conditions. For all other swap transactions, our swap activities remain subject to all applicable swap dealer regulations.
Money Market Funds
The SEC has adopted amendments to the regulations governing money market funds to address potential systemic risks and improve transparency for money market fund investors. Among other things, the amendments require a floating net asset value for institutional prime money market funds (i.e., money market funds that are either not restricted to natural person investors or not restricted to investing primarily in U.S. government securities) and permit (and in some cases require) all money market funds to impose redemption fees and gates under certain circumstances. As a result of these reforms, money market funds may be required to take certain steps that will affect their structure and/or operations, which could in turn affect the liquidity, marketability and return potential of such funds. Full conformance with these amendments was required by October 14, 2016.
Money market reforms are also being introduced in Europe in 2018 and 2019. The SEC's amended regulations, and the potential reforms in Europe, could alter the business models of money market fund sponsors and asset managers, including many of our servicing clients and SSGA, and may result in reduced levels of investment in money market funds. As a result, these requirements may have an adverse impact on our business, our operations or our consolidated results of operations.
Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations.

State Street Corporation | 12

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
We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, and to 20% in the aggregate for all affiliates, and in some cases are also subject to strict collateral requirements. Derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions pursuant to the Dodd-Frank Act. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker rule generally prohibits similar transactions between the Parent Company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the final Volcker rule regulations.
Federal law also requires that certain transactions by a bank with affiliates be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions involving other non-affiliated companies. Alternatively, in the absence of comparable transactions, the transactions must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.
Our subsidiaries, SSGA FM and SSGA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSGA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. SSGA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSGA Ltd. is also authorized and regulated by the FCA and is an investment firm under the MiFID. Our subsidiary, State Street Global Advisors Asia Limited (SSGA Asia), a Hong Kong incorporated company, is registered as an investment adviser with the SEC and additionally is licensed by the Securities and Futures Commission of Hong Kong to perform a variety of activities, including asset management. SSGA Asia also holds permits as a qualified foreign institutional Investor (QFII) and a renminbi qualified foreign institutional investor (RQFII), approved by the Securities Regulatory Commission in the People’s Republic of China, and in Korea is registered with the Financial Services Commission as a cross-border investment advisory company and a cross-border discretionary investment management company. In addition, a major portion of our investment management activities are conducted by State Street Global Advisors Trust Company, which is a subsidiary of State Street Bank and a Massachusetts chartered trust company subject to the supervision of the Massachusetts Commissioner of Banks and the Federal Reserve with respect to these activities. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders.
These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA, and is regulated by the U.S. DOL.

State Street Corporation | 13

State Street has two subsidiaries that operate as a U.S. broker/dealer and are registered as such with the SEC, are subject to regulation by the SEC (including the SEC's net capital rule) and are members of the Financial Industry Regulatory Authority, a self-regulatory organization. State Street Global Advisors Funds Distributors LLC, (SSGAFD) operates as a limited purpose broker/dealer distributing and related marketing activities for SSGA's U.S. mutual funds and ETFs. SSGAFD also acts as a placement agent for certain private funds advised by SSGA FM. Our other U.S. broker/dealer is State Street Global Markets LLC (SSGM LLC) which provides agency execution services.
The U.K. broker/dealer business operates through our subsidiary, State Street Global Markets International Limited, which is registered in the U.K. as a regulated securities broker, is authorized and regulated by the FCA and is an investment firm under the MiFID, and is a member of the London Stock Exchange. In accordance with the rules of the FCA, the U.K. broker/dealer publishes information on its risk management objectives and on policies associated with its regulatory capital requirements and resources.
Our activities as a futures commission merchant are subject to regulation by the CFTC in the U.S. and various regulatory authorities internationally, as well as the membership requirements of the applicable clearinghouses. In addition, we have a subsidiary registered with the CFTC as a swap execution facility.
Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, among others, the FCA, the U.K. PRA and the Bank of England regulate our activities in the U.K.; the Central Bank of Ireland regulates our activities in Ireland; the German Federal Financial Supervisory Authority regulates our activities in Germany; the Commission de Surveillance du Secteur Financier regulates our activities in Luxembourg; our German banking group is also subject to direct supervision by the European Central Bank under the ECB Single Supervisory Mechanism; the Securities and Futures Commission regulates our asset management activities in Hong Kong; the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission regulate our activities in Australia; and the Financial Services Agency and the Bank of Japan regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity, costs and risks related to regulation.

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
Anti-Money Laundering and Financial Transparency
We and certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and related regulations, which contain AML and financial transparency provisions and which require implementation of an AML compliance program, including processes for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the U.S. contain similar requirements. We have implemented policies, procedures and internal controls that are designed to promote compliance with applicable AML laws and regulations. AML laws and regulations applicable to our operations may be more stringent than similar requirements applicable to our non-regulated competitors or financial institutions principally operating in other jurisdictions. Compliance with applicable AML and related requirements is a common area of review for financial regulators, and any failure by us to comply with these requirements could result in fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, restrictions on our business activities or harm to our reputation.
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to

State Street Corporation | 14

deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this agreement, we have been required to, among other things, implement improvements to our compliance programs and retain an independent firm to conduct a review of account and transaction activity to evaluate whether any suspicious activity was not previously reported. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
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
The FDIC is required to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks" that satisfy specified institutional eligibility criteria. The FDIC has concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks. This has the effect of reducing the amount of DIF insurance premiums due from custody banks. State Street Bank is a custody bank for this purpose. The custody bank assessment adjustment may not exceed total transaction account deposits identified by the institution as being directly linked to a fiduciary or custody and safekeeping asset.
In March 2016, the FDIC issued a final rule that imposes on IDIs with at least $10 billion in assets, which includes State Street Bank, a surcharge of 4.5 cents per $100 per annum of their assessment base for deposit insurance, as defined by the FDIC, until the DIF reaches the required ratio of 1.35, which the FDIC estimates will occur in 2018. The surcharge took effect for the assessment period beginning July 2016.
Prompt Corrective Action
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including minimum capital ratios. While these regulations apply only to banks, such as State Street Bank, the Federal Reserve is authorized to take appropriate action against a parent bank holding company, such as our Parent Company, based on the under-capitalized status of any banking subsidiary. In certain instances, we would be required to guarantee the performance of a capital restoration plan if one of our banking subsidiaries were undercapitalized.
Support of Subsidiary Banks
Under Federal Reserve regulations, a bank holding company such as our Parent Company is required to act as a source of financial and managerial strength to its banking subsidiaries. This requirement was added to the Federal Deposit Insurance Act by the Dodd-Frank Act. This means that we have a statutory obligation to commit resources to State Street Bank and any other banking subsidiary in circumstances in which we otherwise might not do so absent such a requirement. In the event of bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.
Insolvency of an Insured U.S. Subsidiary Depository Institution
If the FDIC is appointed the conservator or receiver of an FDIC-insured U.S. subsidiary depository institution, such as State Street Bank, upon its insolvency or certain other events, the FDIC has the ability to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors, enforce the terms of the depository institution’s contracts pursuant to their terms or repudiate or disaffirm contracts or leases to which the depository institution is a party. Additionally, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution and, under current interpretation, depositors in non-U.S. branches and offices, in the liquidation or other resolution of such an institution by any receiver. As a result, such persons would be treated differently from and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.
ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve

State Street Corporation | 15

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
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - presents consolidated average balance sheet amounts, related fully taxable-equivalent interest earned and paid, related average yields and rates paid and changes in fully taxable-equivalent interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.
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

State Street Corporation | 16

ITEM 1A. RISK FACTORS
Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in the Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposures that our clients have as a result of our acts as their agent, including an asset manager;

•	increases in the volatility of, or declines in the level of, our NII, changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities) and changes in the manner in which we fund those assets;

•
the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities and inter-bank credits; the liquidity of the assets on our balance sheet and changes or volatility in the sources of such funding, particularly the deposits of our clients; and demands upon our liquidity, including the liquidity demands and requirements of our clients;

•
the level and volatility of interest rates, the valuation of the U.S. dollar relative to other currencies in which we record revenue or accrue expenses and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally; and the impact of monetary and fiscal policy in the U.S. and internationally on prevailing rates of interest and currency exchange rates in the markets in which we provide services to our clients;

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

•
our ability to attract deposits and other low-cost, short-term funding, our ability to manage the level and pricing of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines and our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements, implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation (such as the AIFMD, UCITS, the Money Market Funds Regulation and MiFID II / MiFIR); among other consequences, these regulatory changes impact the levels of regulatory capital and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which

State Street Corporation | 17

we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, compliance programs, and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

•
adverse changes in the regulatory ratios that we are, or will be, required to meet, whether arising under the Dodd-Frank Act or implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee, or due to changes in regulatory positions, practices or regulations in jurisdictions in which we engage in banking activities, including changes in internal or external data, formulae, models, assumptions or other advanced systems used in the calculation of our capital or liquidity ratios that cause changes in those ratios as they are measured from period to period;

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

•
economic or financial market disruptions in the U.S. or internationally, including those which may result from recessions or political instability; for example, the U.K.'s decision to exit from the European Union may continue to disrupt financial markets or economic growth in Europe or potential changes in bi-lateral and multi-lateral trade agreements proposed by the U.S.;

•	our ability to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients, any failure of which, in whole or in part, may among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;

•
our ability to promote a strong culture of risk management, operating controls, compliance oversight, ethical behavior and governance that meets our expectations and those of our clients and our regulators, and the financial, regulatory, reputation and other consequences of our failure to meet such expectations;

•
the impact on our compliance and controls enhancement programs associated with the appointment of a monitor under the deferred prosecution agreement with the DOJ and compliance consultant appointed under a settlement with the SEC, including the potential for such monitor and compliance consultant to require changes to our programs or to identify other issues that require substantial expenditures, changes in our operations, or payments to clients or reporting to U.S. authorities;

•
the results of our review of our billing practices, including additional findings or amounts we may be required to reimburse clients, as well as potential consequences of such review, including damage to our client relationships or our reputation and adverse actions by governmental authorities;

•	the results of, and costs associated with, governmental or regulatory inquiries and investigations, litigation and similar claims, disputes, or civil or criminal proceedings;

•	changes or potential changes in the amount of compensation we receive from clients for our services, and the mix of services provided by us that clients choose;

•
the large institutional clients on which we focus are often able to exert considerable market influence and have diverse investment activities, and this, combined with strong competitive market forces, subjects us to significant pressure to reduce the fees we charge, to potentially significant changes in our AUCA or our AUM in the event of the acquisition or loss of a client, in whole or in part, and to potentially significant changes in our fee revenue in the event a client re-balances or changes its investment approach or otherwise re-directs assets to lower- or higher-fee asset classes;

•	the potential for losses arising from our investments in sponsored investment funds;

State Street Corporation | 18

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, the possibility of significant reductions in the liquidity or valuation of assets underlying those pools and the potential that clients will seek to hold us liable for such losses;

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

•
the risks that our acquired businesses and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced, and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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

•	changes in accounting standards and practices; and

•
the impact of the U.S. tax legislation enacted in 2017, and changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that affect the amount of taxes due.

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
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at www.statestreet.com.

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
The financial markets are characterized by extensive interdependencies among numerous parties, including banks, central banks, broker/dealers, insurance companies and other financial institutions. These financial institutions also include collective investment funds, such as mutual funds, UCITS and hedge funds that share these interdependencies. Many financial institutions, including collective investment funds, also hold, or are exposed to, loans, sovereign debt, fixed-income securities, derivatives, counterparty and other forms of credit risk in amounts that are material to their financial condition. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions and collective investment funds, particularly large and complex institutions, sovereign issuers, mutual funds, UCITS and hedge funds. Although we have procedures for monitoring both individual and aggregate counterparty risk, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
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
This was observed during the financial crisis, when economic, market, political and other factors contributed to the perception of many financial institutions and sovereign issuers as being less credit worthy. This led to credit downgrades of numerous large U.S. and non-U.S. financial institutions and several sovereign issuers (which exposure stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereigns). These or other factors could again contribute to similar consequences or other market risks associated with reduced levels of liquidity. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
Additional areas where we experience exposure to credit risk include:

•
Short-term credit. The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty- related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. We also provide committed lines of credit to support such activity. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.

•
Industry and country risks. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at an industry or country level. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other

State Street Corporation | 20

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

•
Subcustodian risks. Our use of unaffiliated subcustodians exposes us to credit risk, in addition to other risks, such as operational risk, dependencies on credit extensions and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which may be material. These risks are amplified due to changing regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return a client’s assets, including, in some regulatory regimes, such as the E.U.'s UCITS and AIFM directives, requirements that we be responsible for resulting losses suffered by our clients.

•
Settlement risks. We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach, failure to provide credit extensions or an operational error. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients' collateral at the time.

•
Securities lending and repurchase agreement indemnification. On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral recalled from the borrower in connection with such transaction. We also lend and borrow securities as riskless principal, and in connection with those transactions receive a security interest in securities from the borrowers of securities and advances as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.

•
Stable value arrangements. We provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of

State Street Corporation | 21

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

•
Senior secured bank loans. In recent years, we have increased our investment in senior secured bank loans, both in the U.S. and in Europe. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. We rate these loans as "speculative" under our internal risk-rating framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.

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

Under evolving regulatory restrictions on credit exposure we may be required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations may adversely affect our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the ISDA 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly sensitive to them, including our currency trading business and our securities finance business.
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 41% of our total assets as of December 31, 2017. The gross interest income associated with our investment portfolio represented approximately 15% of our total gross revenue for the year ended December 31, 2017 and has represented as much as 30% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance (including risk of default), credit ratings, our access to liquidity, foreign exchange markets, mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to these securities. Despite recent increases to interest rates in the U.S., the continued low interest-rate environment that has persisted since the financial crisis began in mid-2007 limits our ability to achieve a NIM consistent with our historical averages. Any further increases in interest rates in the U.S. have the potential to improve NII and NIM over time. However, any such improvement could be mitigated due to a greater disparity between interest rates in the U.S. and international markets, especially to the extent that interest rates remain low

State Street Corporation | 22

in Europe and Japan. Higher interest rates could also reduce mark-to-market valuations further. In addition, new and proposed regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of high quality liquid assets in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of high quality liquid assets as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result of this we may not be able to attain our historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” included under Item 1, Business, of this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan and lease portfolios represent a smaller proportion (approximately 10% of our total assets as of December 31, 2017), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III final rule, after-tax changes in the fair value of AFS investment securities, such as those which represent a majority of our investment portfolio, are included in tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the Basel III final rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Additional risks associated with our investment portfolio include:

•
Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential MBS, commercial MBS and other ABS, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. MBS and ABS with exposures to European countries, whose sovereign-debt markets have experienced increased stress at times since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition".
Further, we hold a large portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio are significant.

•
Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in OTTI. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III final rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities.

•
Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated increase in interest rates, which would decrease market values in the near-term, or monetary policy that results in persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to ECB monetary policy, including negative interest rates in

State Street Corporation | 23

some jurisdictions, with associated negative effects on our investment portfolio reinvestment, NII and NIM. The effect on our NII has been exacerbated by the effects in recent fiscal years, but not in 2017, of the strong U.S. dollar relative to other currencies, particularly the Euro. If European interest rates remain low or decrease and the U.S. dollar strengthens relative to the Euro, the negative effects on our NII likely will continue or increase. The overall level of NII can also be impacted by the size of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall NII. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in high quality liquid assets that have lower yields than other investable assets. See also, “Our business activities expose us to interest-rate risk” below.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our NII and NIM are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve and ECB, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off- balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and the resulting level of our NII and NIM. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating- rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our NII. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk Management - Asset-and-Liability

Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
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
Liquidity management, including on an intra-day basis, is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:

•	meet clients' demands for return of their deposits;

•	extend credit to our clients in connection with our investor services businesses; and

•	fund the pool of long- and intermediate-term assets that are included in the investment securities carried in our consolidated statement of condition.
Because the demand for credit by our clients is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities portfolio is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. During periods of market disruption, the level of client deposits held by us has in recent years tended to increase; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, as a consequence, have increased our NII but have adversely affected our NIM.
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

State Street Corporation | 24

The Parent Company is a non-operating holding company and generally maintains only limited cash and other liquid resources at any time primarily to meet anticipated near-term obligations. To effectively manage our liquidity we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external factors, such as regulatory requirements and standards, including resolution planning, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases, require us to seek external and potentially more costly capital and impact our liquidity position.
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
The availability and cost of credit in short-term markets are highly dependent on the markets' perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk, including on an intra-day basis, may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, among other things, our cost of funds may increase, thereby reducing our NII, or we may need to dispose of a portion of our investment securities portfolio, which, depending on market conditions, could result in a loss from such sales of investment securities being recorded in our consolidated statement of income.
Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of regulatory capital and liquidity standards that we must meet or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing.

Basel III and Dodd-Frank Act
We are required to calculate our risk-based capital ratios under both the Basel III advanced approaches and the Basel III standardized approach, and we are subject to the more stringent of the risk-based capital ratios calculated under the advanced approaches and those calculated under the standardized approach in the assessment of our capital adequacy.
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
Along with the Basel III final rule, banking regulators also introduced additional requirements, such as the SLR, LCR and the proposed NSFR.
For example, the specification of the various elements of the NSFR in the final rule could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend credit through committed facilities, loans to our clients or our principal securities lending activities. In addition, further capital and liquidity requirements are under consideration by U.S. and international banking regulators. Any of these rules could have a material effect on our capital and liquidity planning and related activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of these rules, and of other regulatory initiatives related to capital or liquidity, on State Street and State Street Bank are subject to further regulatory guidance, action or rule-making.
Systemic Importance
As a G-SIB, we generally expect to be held to the most stringent provisions under the Basel III final rule. For example, we are subject to the Federal Reserve's final rules on the implementation of capital surcharges for U.S. G-SIBs, and on TLAC, LTD and clean holding company requirements for U.S. G-SIBs which we refer to as the "TLAC final rule". For additional information on these requirements, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and

State Street Corporation | 25

Regulation” included under Item 1, Business. of this Form 10-K.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors are not subject to the same additional capital requirements.
CCAR
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) process. That process, the severity and other characteristics of which may evolve from year-to-year, is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the requirement for us to maintain capital above our minimum regulatory capital requirements under stressed economic conditions. The results of the CCAR process are difficult to predict due, among other things, to the Federal Reserve's use of proprietary stress models that differ from our internal models. The amounts of the planned capital actions in our capital plan in any year, including stock purchases and dividends, may be substantially reduced from the amounts included in prior capital plans. These reductions may reflect changes in one or more different factors, including but not limited to our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the CCAR process, the Federal Reserve’s CCAR instructions and the Federal Reserve’s supervisory expectations for the capital planning process. The Federal Reserve may object to our capital plan, or we may decide that we need to adjust our capital plan to avoid an objection by the Federal Reserve, potentially requiring us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve for its non-objection. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
Our implementation of capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal

Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect and which may adversely affect our consolidated revenues. In the event that our implementation of capital and liquidity requirements under regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including CCAR. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
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
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2017 total fee revenue represented approximately 80% of our total revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue.
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

State Street Corporation | 26

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
While the European economy made some progress towards recovery during 2017, concerns remain with regard to sovereign debt sustainability, interdependencies among financial institutions and sovereigns, the impacts of the British exit or potential other exits from the European Union, the planned unwinding of European Central Bank quantitative easing measures and political and other risks, such as relating to populism, refugee migration or terrorist threats, in one or more European nations. In addition, both divergence between the pace of monetary tightening in the U.S. and Europe and the recent strength of the Euro have led to increased uncertainty around the sustainability of the economic progress made in 2017 in Europe. Given the scope of our European operations, economic or market uncertainty, volatility, illiquidity or disruption resulting from these and related factors could have a material adverse impact on our consolidated results of operations or financial condition.
Geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Global credit and other financial markets can suffer from substantial volatility, illiquidity and disruption, particularly in the wake of geopolitical disruptions and as global monetary authorities begin to withdraw monetary policy easing measures. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the U.S. or internationally or result in a lack of confidence in the financial stability of major developed and emerging markets, such developments could have an adverse affect on our business, as well as the businesses of our clients and our significant counterparties and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions. These risks could be compounded by tighter monetary conditions, restrictions on free trade and political uncertainty in the U.S. and internationally.
Market disruptions can adversely affect our consolidated results of operations if the value of AUCA or AUM decline, while the costs of providing the related services remain constant or increase. These factors could reduce the profitability of our asset-based fee revenue and could also adversely affect our transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also increases our opportunity to generate foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease our market risk but also decrease our foreign exchange revenue.
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

State Street Corporation | 27

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
However, our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets and securities law requirements and standards. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could adversely affect our business and our ability to implement our business plan, capital plan and strategic goals, including the financing of acquisitions and joint ventures and our efforts to maintain regulatory compliance.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will continue to review our ratings regularly based on our consolidated results of operations and developments in our businesses, including regulatory considerations such as resolution planning. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. The current market and regulatory environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in various products.
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
Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both inside and outside of the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital and organizational structure, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common stock purchase actions, the manner in which we market our services, our acquisition activities and our interactions with

State Street Corporation | 28

foreign regulatory agencies and officials.
In particular, State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which we and our non-banking subsidiaries may engage to managing or controlling banks and to activities considered to be closely related to banking. As a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act, State Street and some of our non-banking subsidiaries may also engage in a broader range of activities considered to be “financial in nature.” Financial holding company status may be denied if State Street and its banking subsidiaries do not remain well capitalized and well managed or fail to comply with Community Reinvestment Act obligations. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
The U.S. President has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory reform. It is too early to assess whether there will be any major changes in the regulatory environment or a rebalancing of the post financial crisis framework and what the impact will be on our results of operations or financial condition, including, without limitation, increased expenses or changes in the demand for our services, or on the U.S.-domestic or global economies or financial markets. We expect that our business will remain subject to extensive regulation and supervision. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided under "Supervision and Regulation” included under Item 1, Business, of this Form 10-K.
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure commonly referred to as a resolution plan or a living will to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. Significant management attention and resources are required in an effort to meet regulatory expectations with respect to resolution planning.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. Our resolution plan, including our implementation of the SPOE strategy with a secured support agreement, involves important risks, including that: (1) the SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place; (2) an expected effect of the SPOE Strategy, together with applicable TLAC regulatory requirements, is that State Street’s losses will be imposed on Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of its losses are imposed on the holders of the debt securities of certain of the Parent Company’s operating subsidiaries or any of their depositors or creditors or before U.S. taxpayers are put at risk; (3) there can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the support agreement; and (4) there can be no assurance that credit rating agencies, in response to our resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Additional information about the SPOE Strategy, including related risks, is provided under "Resolution Planning" included under Item 1, Business, of this Form 10-K.
Systemic Importance
Our qualification in the U.S. as a SIFI, and our designation by the FSB as a G-SIB, to which certain regulatory capital surcharges may apply subjects us to incrementally higher capital and prudential requirements, increased scrutiny of our activities and potential further regulatory requirements or increased regulatory expectations than those applicable to some of the financial institutions with which we compete as a custodian or asset manager. This qualification and designation also has significantly increased, and may continue to increase, our expenses associated with regulatory compliance, including personnel and systems, as well as implementation and related costs to enhance our programs.
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying

State Street Corporation | 29

business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Further, our global operating model requires we comply with outsourcing oversight requirements, including with respect to affiliated entities, and data security standards of multiple jurisdictions. Regulatory scrutiny of compliance with these and other laws and regulations is increasing. State Street faces sometimes inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events such as the U.K.’s planned exit from the European Union also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives we are further affected by non-U.S. regulatory initiatives, including, but not limited to, the AIFMD, the BRRD, the EMIR, GDPR, the UCITS directives, the Money Market Funds Regulation, MiFID II and MiFIR and the proposed E.U. risk reduction package. Recent, proposed or potential regulations in the U.S. and E.U. with respect to money market funds, short-term wholesale funding, such as repurchase agreements or securities lending, or other “shadow banking” activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In the E.U., the AIFMD and UCITS V increase the responsibilities and potential liabilities of custodians and depositories to certain of their clients for asset losses.
EMIR requires the reporting of all derivatives to a trade repository, the mandatory clearing of certain derivatives trades via a central counterparty

(including the exchange of margin) and risk mitigation techniques for derivatives not cleared via a central counterparty. State Street is likely to become indirectly subject to EMIR's risk mitigation obligations when it transacts with E.U. counterparties. EMIR will continue to impact our business activities, and increase costs, in various ways, some of which may be adverse. Further, the European Commission's proposal to introduce a proposed financial transaction tax or similar proposals elsewhere, if adopted, could materially affect the location and volume of financial transactions or otherwise alter the conduct of financial activities, any of which could have a material adverse effect on our business and on our consolidated results of operations or financial condition.
Consequences of Regulatory Environment and Compliance Risks
Domestic and international regulatory reform could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, otherwise adversely affect our business, our consolidated results of operations or financial condition and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
The evolving regulatory environment, including changes to existing regulations and the introduction of new regulations, may also contribute to decisions we may make to suspend, reduce or withdraw from existing businesses, activities, markets or initiatives. In addition to potential lost revenue associated with any such suspensions, reductions or withdrawals, any such suspensions, reductions or withdrawals may result in significant restructuring or related costs or exposures.
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

State Street Corporation | 30

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
For additional information, see the risk factor below, “Our businesses may be adversely affected by government enforcement and litigation.”
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
To calculate our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios for regulatory purposes, the Basel III final rule involves the use of current and historical data, including our own loss data and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment based, among other factors, on our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended. Collectively, they represent only our estimate of associated risk.
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
We are subject to enhanced external oversight as a result of certain agreements entered into in connection with the resolution of prior regulatory or governmental matters.
In June 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this agreement, we have been required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity to evaluate whether any suspicious activity was not previously reported.
Separately, in connection with the resolution of certain proceedings relating to our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms, in January 2017, we entered into a deferred prosecution agreement with the Department of Justice and the United States Attorney for the District of Massachusetts under which we agreed to

State Street Corporation | 31

retain an independent compliance and ethics monitor for a term of three years (subject to extension) who will, among other things, review and monitor the effectiveness of our compliance controls and business ethics and make related recommendations, and in September 2017, we entered into a settlement agreement with the SEC that also requires us to retain an independent ethics and compliance consultant for a one year period. We have retained a monitor who is fulfilling our obligations under both the deferred prosecution agreement and the SEC settlement. Under the deferred prosecution agreement we also have a heightened obligation promptly to report issues involving potential or alleged fraudulent activities to the Department of Justice.
As a result of the enhanced inspections and monitoring activities to which we are subject under these agreements, governmental authorities may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant cost, management attention, and systems development and such efforts may affect our ability to expand our business until such remedial actions are completed. These actions may be in addition to remedial measures required by the Federal Reserve and other financial regulators following examinations as a result of increased prudential expectations regarding our compliance programs, culture and risk management. Our failure to implement enhanced compliance and risk management procedures in a manner and in a time frame deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with such regulatory authority and could lead to restrictions on our activities or other sanctions. Moreover, the identification of new or additional facts and circumstances suggesting inappropriate or non-compliant conduct, whether identified by the monitor or a regulatory authority, in the course of an inspection, or independently by us could lead to new governmental proceedings or the re-opening of matters that were previously resolved. The presence of the monitor, as well as governmental programs rewarding whistleblowing, may also increase the instances of current or former employees alleging that certain practices are inconsistent with our legal or regulatory obligations.
Our businesses may be adversely affected by government enforcement and litigation.
The businesses in which we operate are highly-regulated and subject to extensive external scrutiny that may be directed generally to participants in the businesses or markets in which we are involved or may be specifically directed at us, including as a result of whistleblower and qui tam claims. In the course of our business, we are frequently subject to various regulatory, governmental and law enforcement inquiries, investigative demands and subpoenas, and from time to time, our clients, or the government on its own behalf or on behalf of our clients or others, make claims and take legal action relating to, among other things, our performance of our fiduciary, contractual or regulatory responsibilities. Often, the announcement of any such matters, or of any settlement of a claim or action, whether it involves us or others in our industry, may spur the initiation of similar claims by other clients or governmental parties. Regulatory authorities have, and are likely to continue to, initiate cross industry reviews when a material issue is identified at a financial institution. Such inquiries involve costs and management time and may lead to proceedings relating to our own activities.
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in connection with the resolution of the U.K. transition management matter, we agreed to pay a fine of £22.9 million (approximately $37.8 million) to the FCA in 2014 and fines of $32.3 million to each of the Department of Justice and the SEC in 2017. As a further example, we paid an aggregate of $575 million in 2016 to resolve a series of investigations and governmental and private claims alleging that our indirect foreign exchange rates prior to 2008 were not adequately disclosed or were otherwise improper. These matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
Moreover, U.S and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and

State Street Corporation | 32

criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of the U.K transition management matter, and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending or future legal proceedings. See “We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations or harm our business or reputation.”
In many cases, we are required or may choose to report inappropriate or non-compliant conduct to the authorities, and our failure or delay to do so may represent an independent regulatory violation or be treated as an indication of non-cooperation with governmental authorities. Even when we promptly report a matter, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects. Moreover, our settlement or other resolution of any matter with any one or more regulators or other applicable party may not forestall other regulators or parties in the same or other jurisdictions from pursuing a claim or other action against us with respect to the same or a similar matter.
For more information about current contingencies relating to legal proceedings, see Note 13 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The resolution of certain pending or potential legal or regulatory matters could have a material adverse effect on our consolidated results of operations for the period in which the relevant matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, we cannot provide assurance as to the outcome of any pending or potential matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties, involves the discretion of governmental authorities in seeking sanctions or negotiated resolution or is at a preliminary stage. We may be unable to accurately estimate our exposure to the risks of legal and regulatory contingencies when we record reserves for probable and estimable loss contingencies. As a result, any reserves we establish may not be sufficient to cover our actual financial exposure. Similarly, our estimates of the aggregate range of reasonably possible loss for legal and regulatory contingencies are based upon then-available information and are subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the estimate at any time.
We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations, or harm our business or reputation.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We currently expect the cumulative total of our payments to customers for these matters to be at least $360 million, in connection with that review, which is ongoing. We are implementing enhancements to our billing processes, see “Our efforts to improve our billing processes and practices are ongoing and are likely to result in the identification of additional billing errors.” We are reviewing the conduct of our employees with respect to billing matters and have taken steps to address conduct with respect to such matters that we believe is inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other billing practices relating to our Investment Servicing clients.
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
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL, the Massachusetts Attorney General, and the New Hampshire Bureau of Securities Regulation, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or

State Street Corporation | 33

regulatory authorities were to conclude that all or a portion of the billing error merited civil or criminal sanctions, any fine or other penalty could be a significant percentage or a multiple of the portion of the overcharging serving as the basis of such a claim or of the full amount of the overcharging. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with U.K. transition management matter and our recent settlement of civil claims regarding our indirect foreign exchange business.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Our efforts to improve our billing processes and practices are ongoing and are likely to result in the identification of additional billing errors.
In 2015, we determined that we had made errors in billing our asset servicing customers, principally in the United States. In 2016, we began the process of remediating these errors, improving our billing processes and controls in the asset servicing business and other businesses, and testing these improved billing processes and controls. As a result of such review, we may modify, enhance, and, where necessary, replace our existing global billing processes and implement and test controls for the new system. The objectives of this billing transformation process are to obtain greater billing accuracy and consistency across business lines. Our goal is for this billing transformation process to be completed in 2019, but there can be no assurance as to when we will complete this process or that it will allow us to meet the objectives we have set for it. Because of the scale of our business, implementing enhanced billing controls will be expensive and time consuming, may not succeed in identifying and remediating all weaknesses and inefficiencies in our billing processes and cannot be implemented in all our business units concurrently. Accordingly, the costs of the billing transformation process, and the costs to remediate billing errors which may be discovered in that process, would likely be incurred over a period that we are now unable accurately to determine. As we work through this process, we have discovered and may continue to discover areas where we believe our billing processes need improvement, where we believe we have made billing errors with respect to particular customers and categories of fees and expenses, and where we believe billing arrangements between ourselves and particular customers should be clarified. Such discoveries may lead to increased expense and decreased revenues, the need to remediate prior billing errors, government investigations, or litigation that may materially impact our business, financial results and reputation.
We are subject to variability in our assets under custody and administration and assets under management, and in our financial results, due to the significant size of many of our institutional clients, and are also subject to significant pricing pressure due to the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, could have a significant effect on our AUCA or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client's assets can occur for a variety of reasons, including client decision or diversification of service providers or acquisition or restructuring activity affecting a client. For example, as previously reported, as a result of a decision to diversify providers, one of our large clients will move a portion of its assets, largely common trust funds, currently with State Street to another provider. The transition will principally occur in 2018 and beyond and represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition. Our AUM or AUCA are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients changes the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the U.S.), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. For example, in 2017 several industry-wide trends continued to impact AUCA and AUM asset levels. Those trends included continued client redemptions out of hedge funds, as to which fees are generally higher, as well as strong retail flows from

State Street Corporation | 34

mutual funds into ETFs, as to which fees are generally lower. As our fee revenue is largely reliant on the levels of our AUCA and AUM, these changes in levels of differing asset types could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Our business may be negatively affected by adverse business decisions or our failure to properly implement or execute strategic programs and priorities.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational processes and efficiencies, plans to improve existing and to develop new service offerings and enhancements, plans to enhance existing and develop new information technology and other systems, migrate from existing systems and other infrastructure and to address staffing needs, plans for entering or exiting business lines or geographic markets and plans for acquiring or disposing of businesses.
In late 2015, we announced Beacon, a multi-year program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients. We anticipate we will undertake additional strategic initiatives of varying sizes, some of which may be material. Operational process and information technology transformations, such as Beacon and future strategic initiatives we may undertake, entail significant risks. The program, and any future strategic initiatives we implement, may prove to be inadequate to achieve its objectives, may not be responsive to industry, technological or market changes, may result in increased or unanticipated costs, may result in earnings volatility, may take longer than anticipated to implement, may involve elements reliant on the performance of third parties and may not be successfully implemented or meet client expectations. In addition, our efforts to manage expenses may be matched or exceeded by our competitors. Any failure to implement Beacon or any other strategic initiative we may undertake, in whole or in part may, among other things, reduce our competitive position, diminish the cost effectiveness of our systems and processes or provide an insufficient return on our associated investment. In particular, elements of many initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the security of our data systems. The transition to new operating processes and technology infrastructure may cause disruptions in our relationships with clients and employees and may present other unanticipated technical or operational hurdles. In addition, the relocation or expansion of servicing activities and other operations to different geographic regions requires that client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance other considerations, be resolved. As a result, we may not achieve some or all of the cost savings or other benefits anticipated by the relevant strategic initiative and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. In addition, other systems development initiatives, which are not included in Beacon, may not have access to the same level of resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to permit us to optimize our use of capital or to reduce the risk of operating error. We may not have the resources to pursue all of these objectives, including Beacon and any other strategic initiatives, simultaneously.
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
We manage expenses by migrating certain business processes and business support functions to lower-cost geographic locations, such as India,

State Street Corporation | 35

Poland and China, and by outsourcing to vendors and joint ventures. We may accomplish this shift by establishing or increasing our level of activity at operations in lower-cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management and/or business resiliency within these operations during and after transition, These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. Diversification of our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concern exist with respect to maintaining a high level of service delivery and business resiliency. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, that may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcings may diminish over time or could be offset in the event that the U.S. or other jurisdictions impose tax and other measures which seek to discourage the use of lower cost jurisdictions.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past several years we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our revenue from that business and, with the related deferred prosecution agreement with the DOJ entered into in early 2017 and SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in December 2015 has the potential to result in similar effects. For additional information about the settlement, see the risk factor "Our businesses may be adversely affected by government enforcement and litigation".
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

State Street Corporation | 36

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

State Street Corporation | 37

We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through SSGA. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by U.S. GAAP, and if we are deemed to be the primary beneficiary of these funds, we may be required to consolidate these funds in our consolidated financial statements under U.S. GAAP. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
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
Within our Investment Management business, we manage investment pools, such as mutual funds and collective investment funds that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in money market funds and other products designed to maintain a constant net asset value of $1.00. In the past, we have imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds' assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds' net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition. We have also in the past continued to process purchase and redemption of units of investment products designed to maintain a constant net asset value at $1.00 although the fair market value of the fund’s assets were less than $1.00. If in the future we were to continue to process purchases and redemptions from such products at $1.00 when the fair market value of our collateral pools' assets is less than $1.00, we could be exposed to significant liability.
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

State Street Corporation | 38

addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.
Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity or other demands of our clients. Any decision by us to provide financial support to an investment pool to support our reputation in circumstances where we are not statutorily or contractually obligated to do so could result in the recognition of significant losses, could adversely affect the regulatory view of our capital levels or plans and could, in some cases, require us to consolidate the investment pools into our consolidated statement of condition. Any failure of the pools to meet redemption requests, or under- performance of our pools relative to similar products offered by our competitors, could harm our business and our reputation.
Development of new products and services may impose additional costs on us and may expose us to increased operational and model risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical, control and model validation requirements, which may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
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
Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services or maintain systems availability, maintain compliance and internal controls or otherwise appropriately conduct our business activities. For example, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, natural disasters, cyber-attacks or employee or contractor error or malfeasance.
The third parties with which we do business, which facilitate our business activities or with whom we otherwise engage or interact, including financial

State Street Corporation | 39

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
Due to our dependence on technology and the important role it plays in our business operations, we must persist in improving and updating our information technology infrastructure (1) as some of our systems are approaching the end of their useful life, are redundant or do not share data without reconciliation; and (2) in order to be more efficient, enhance resiliency, meet client expectations and support opportunities of growth. Updating these systems often involves implementation, integration and security risks, including risks that we may not adequately anticipate the market or technological trends or client needs or experience unexpected challenges that could cause financial, reputational and operational harm. However, failing to properly respond to and invest in changes and advancements in technology can limit our ability to attract and retain clients, prevent us from offering similar products and services as those offered by our competitors and inhibit our ability to meet regulatory requirements.

Any theft, loss or other misappropriation or inadvertent disclosure of, or inappropriate access to, the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects.
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients' trade secrets and confidential information (including client transactional data and personal data about our employees, our clients and our clients' clients). Unauthorized access, or failure of our controls with respect to granting access to our systems, may occur, potentially resulting in theft, loss, or other misappropriation of such information. Any theft, loss, other misappropriation or inadvertent disclosure of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
We may not be able to protect our intellectual property, and we are subject to claims of third- party intellectual property rights.
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others' advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties, including clients or service providers with whom we may engage in the development or implementation of other products, services or solutions. The risk of such infringement is enhanced in the current competitive “Fintech” environment, particularly with respect to our development of new products and services containing significant technology elements and dependencies, any of which could become the subject of an infringement claim. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services.

State Street Corporation | 40

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
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, strategic, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated revenue growth or cost savings; or we may otherwise be adversely affected by acquisition-related charges. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of $453 million associated with our acquisition of GE Asset Management in 2016. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined.
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
The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects and product enhancement and development activities, the costs of which can be difficult to estimate. Clients of businesses that we have acquired may be dissatisfied with the acquisition and choose to limit or terminate their relationship with us, a risk which increases where those clients are competitors. The loss of some of these clients or a significant reduction in the revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions or cause impairment to goodwill and other intangibles.

State Street Corporation | 41

With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company's ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with clients or employees, maintain regulatory compliance or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of challenges associated with evolving compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that potentially are not applicable to other financial services firms in all jurisdictions or to technology firms, generally. The unexpected loss of services of key personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates to provide other services to them or to maintain a culture of innovation and proficiency.
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. Our efforts to develop and market new products, particularly in the “Fintech” sector, may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operational margins and may limit the positive impact of new client demand and growth in AUCA. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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

State Street Corporation | 42

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
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the FASB as well as changes in the interpretation of existing accounting standards, by the FASB or the SEC or otherwise reflected in U.S. GAAP, potentially could affect our consolidated results of operations, cash flows and financial condition. These changes can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the revision of our consolidated financial statements for prior periods. For additional information regarding change in accounting standards, refer to the “Recent Accounting Developments” section of Note 1 included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (H.R. 1), effective January 2018. This decreased the U.S. corporate income tax rate from 35% to 21%, repealed the alternative minimum tax and replaced the existing worldwide tax system with a modified territorial system. The modified territorial system eliminates income tax on foreign dividends and introduces new provisions that generate incremental tax on foreign earnings, base erosion payments and limit the benefit of foreign tax credits. There is uncertainty around the application of these provisions, generally and as to their applicability to our business, and guidance from the Internal Revenue Service has been limited to date. Although we have not yet fully determined the impact of these provisions, it is possible these new provisions could diminish the benefit of the lower U.S. corporate income tax rate.
U.S. state governments, including Massachusetts, and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
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

State Street Corporation | 43

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story leased office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We occupy four buildings located in Quincy, Massachusetts, one of which we own and three of which we lease, along with the Channel Center, another leased office building located in Boston, all of which function as our principal operations facilities.
We occupy a total of approximately 8.1 million square feet of office space and related facilities worldwide, of which approximately 7.2 million square feet are leased. The following table provides information on our office space and related facilities:

Principal Properties(1)	City	State/ Country	Owned/ Leased

U.S. and Canada:
State Street Financial Center	Boston	MA	Leased
Channel Center	Boston	MA	Leased
Summer Street	Boston	MA	Leased
Crown Colony Drive	Quincy	MA	Leased
Heritage Drive	Quincy	MA	Leased
John Adams Building	Quincy	MA	Owned
Josiah Quincy Building	Quincy	MA	Leased
Grafton Data Center	Grafton	MA	Owned
Westborough Data Center	Westborough	MA	Owned
Summer Street	Stamford	CT	Leased
Pennsylvania Avenue	Kansas City	MO	Leased
College Road East	Princeton	NJ	Leased
Avenue of the Americas	New York	NY	Leased
Adelaide Street East	Toronto	Canada	Leased

Europe, Middle East and Africa:
Churchill Place	London	England	Leased
Herriotstrasse	Frankfurt	Germany	Leased
Brienner Strasse	Munich	Germany	Leased
Sir John Rogerson's Quay	Dublin	Ireland	Leased
Via Ferrante Aporti	Milan	Italy	Leased
Kirchberg	Luxembourg	Luxembourg	Leased
Titanium Tower	Gdansk	Poland	Leased
Bonarka	Krakow	Poland	Leased
CBK	Krakow	Poland	Leased
Ferry Road	Edinburgh	Scotland	Leased

Asia Pacific:
George Street	Sydney	Australia	Leased
San Dun	Hangzhou	China	Leased
Tian Tang	Hangzhou	China	Leased
Ecoworld 6B	Bangalore	India	Leased
Knowledge City Salarpuria	Hyderabad	India	Leased

(1) We lease other properties in the above regions which consists of 36 locations in the U.S. and Canada, 34 locations in EMEA and 30 locations in APAC.

ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

State Street Corporation | 44

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information with respect to each of our executive officers as of February 26, 2018.

Name	Age	Position
Joseph L. Hooley	60	Chairman and Chief Executive Officer
Eric W. Aboaf	53	Executive Vice President and Chief Financial Officer
Jeffrey N. Carp	61	Executive Vice President, Chief Legal Officer and Secretary
Jeff D. Conway	52	Executive Vice President, Global Head of Operations and Business Transformation
Andrew J. Erickson	48	Executive Vice President, Head of Global Services
Hannah M. Grove	54	Executive Vice President and Chief Marketing Officer
Kathryn M. Horgan	52	Executive Vice President and Chief Human Resources and Citizenship Officer
Karen C. Keenan	55	Executive Vice President and Chief Administrative Officer
Andrew P. Kuritzkes	57	Executive Vice President and Chief Risk Officer
Louis D. Maiuri	53	Executive Vice President, Head of Global Markets and Global Exchange
Elizabeth Nolan	55	Executive Vice President, Chief Executive Officer for Europe, Middle East and Africa
Ronald P. O'Hanley	61	President and Chief Operating Officer
Elizabeth Schaefer	43	Senior Vice President, Deputy Controller and Chief Accounting Officer (interim)
Wai-Kwong Seck	62	Executive Vice President, Chief Executive Officer for Asia Pacific
Antoine Shagoury	47	Executive Vice President and Global Chief Information Officer
George E. Sullivan	57	Executive Vice President, Head of Alternative Investment Solutions
Cyrus Taraporevala	51	President and Chief Executive Officer, State Street Global Advisors
All executive officers are appointed by the Board and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
On November 7, 2017 State Street Corporation announced that Mr. Hooley will retire as Chief Executive Officer by the end of 2018 and will remain as a director and Chairman of the Board of Directors throughout 2019. Mr. O'Hanley will succeed Mr. Hooley as State Street's Chief Executive Officer, upon Mr. Hooley's retirement.
Mr. Hooley joined State Street in 1986 and currently serves as Chairman and Chief Executive Officer. He was appointed Chief Executive Officer in March 2010 and Chairman of the Board in January 2011. He served as our President and Chief Operating Officer from 2008 through December 2014. From 2002 to 2008, Mr. Hooley served as Executive Vice President and head of Investor Services and, in 2006, was appointed Vice Chairman and Global Head of Investment Servicing and Investment Research and Trading. Mr. Hooley was elected to serve on the Board of Directors effective October 22, 2009.
Mr. Aboaf joined State Street in December 2016 as Executive Vice President and has served as Executive Vice President and Chief Financial Officer since February 2017. Prior to joining State Street, Mr. Aboaf served as chief financial officer of Citizens Financial Group, a financial services and retail banking firm, from April 2015 to December 2016, with responsibility for all finance functions and corporate development. From 2003 to March 2015, he served in several senior management positions for Citigroup, a global investment banking and financial services corporation, including as global treasurer and as the chief financial officer of the institutional client group, which included the custody business.
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
Mr. Conway joined State Street more than 30 years ago and serves as Executive Vice President and head of State Street's operations and business transformation globally. Prior to his current role, he was Chief Executive Officer for Europe, the Middle East and Africa from March 2015 until December 2017.  As part of his transition from that role, he remains responsible for some of our UK-regulated activities. Prior to that role, Mr. Conway held several other management positions within the Company, including leading Global Exchange from April 2013 to March 2015.  From 2007 to April 2013, Mr. Conway served as the global head of our Investment Management Services business.
Mr. Erickson joined State Street in April 1991 and since November 2017 has served as the

State Street Corporation | 45

Executive Vice President and head of our Global Services business. Prior to this role and commencing in June 2016, he served as the Executive Vice President and head of Investment Services business in the Americas. Prior to that role, Mr. Erickson was the head of our Global Services business in Asia Pacific from April 2014 to June 2016 and prior to that was Head of North Asia for Global Services from 2010 to April 2014. Mr. Erickson has also held several other positions within State Street during his over 25 years with the Company.
Ms. Grove joined State Street in 1998 and currently serves as Executive Vice President and Chief Marketing Officer, a role she has been in since 2008. Prior to this role, Ms. Grove served as senior vice president for State Street’s Global Marketing division. Prior to joining State Street, Ms. Grove was the marketing director for World Times' Money Matters Institute, a collaboration between the United Nations and the World Bank that sought to foster sustainable development in emerging economies.
Ms. Horgan joined State Street in April 2009 and has served as Executive Vice President and Chief Human Resources and Citizenship Officer since March 2017. Prior to March 2017, she served as Executive Vice President from 2012, and Chief Operating Officer, from 2011, for State Street's Global Human Resources division. Prior to that role, Ms. Horgan served as the senior vice president of human resources for State Street Global Advisors. Prior to joining State Street, Ms. Horgan was the executive vice president of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
Ms. Keenan joined State Street in July 2007 as part of the acquisition of Investors Financial Services (IBT) and since June 2016 has served as Executive Vice President and Chief Administrative Officer, managing cross-organizational initiatives, overseeing data strategy projects, overseeing the Compliance Department and leading key components of regulatory initiatives. Prior to this role, from July 2015 to June 2016, Ms. Keenan led the Global Markets division worldwide, following her role as the head of Global Markets in EMEA from 2012 to 2016. From 2010 to 2012, Ms. Keenan served as the chief strategy officer for Global Markets. While with IBT, she served as chief financial officer during its initial public offering and its early years as a public company.
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
Mr. Maiuri joined State Street in October 2013 and has served as Executive Vice President and head of State Street Global Markets since June 2016 and head of State Street Global Exchange since July 2015. From 2013 to July 2015, he led State Street's Securities Finance division. Before joining State Street, Mr. Maiuri served as executive vice president and deputy chief executive officer of asset servicing at BNY Mellon, a global banking and financial services corporation, from May 2009 to October 2013.
Ms. Nolan joined State Street in October 2015 and serves as Chief Executive Officer for Europe, the Middle East and Africa, with regulatory approval pending for U.K. banking activities.  Prior to that, she served as Executive Vice President and co-head of State Street Global Services for Europe, the Middle East and Africa from January 2017 to January 2018.  Prior to that role, she served as head of European Banking from October 2015 to January 2017.  Before joining State Street, from January 2015 to October 2015, Ms. Nolan served as managing director at Deutsche Bank in the global custody and clearing business.  Prior to that role, Ms. Nolan spent 12 years at J.P. Morgan in various senior leadership roles, including from 2009 to 2014 as the head of client services and client onboarding globally for markets and investor services.
Mr. O'Hanley joined State Street in April 2015 and has served as President and Chief Operating Officer since November 2017. Prior to this role Mr. O'Hanley served as the Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation and was appointed as Vice Chairman January 1, 2017. Prior to joining State Street, Mr. O'Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O'Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as President and Chief Executive Officer of BNY Asset Management in Boston from 2007 to 2010.
Ms. Schaefer joined State Street in 2014, and since September 2017 has served as Interim Chief Accounting Officer. Ms. Schaefer continues to serve as Senior Vice President and Deputy Controller, a position she has held since July 2016, prior to which she served as Director of SEC Reporting, Accounting Policy & Regulatory Compliance. Prior to joining

State Street Corporation | 46

State Street, she served in various roles at American Express Company, a global services company whose principal products and services are charge and credit card products and travel-related services, including, from August 2012 to December 2014, senior roles within the Controllership organization.
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
Mr. Shagoury joined State Street in November 2015 as Executive Vice President, Information Technology and Global Chief Information Officer (CIO). Prior to joining State Street, Mr. Shagoury had several senior management positions from 2010 to November 2015 with the London Stock Exchange Group, a British-based stock exchange and financial information company, including the group chief operating officer and chief information officer.
Mr. Sullivan joined State Street in 2007 as part of the IBT acquisition and has served as Executive Vice President and global head of State Street’s Alternative Investment Solutions group. Mr. Sullivan spent 15 years at IBT, where his role was managing director of Global Fund Services.
Mr. Taraporevala joined State Street in April 2016 and since November 2017 has served as president and chief executive officer of SSGA. He joined SSGA as Executive Vice President and Global Head of Product and Marketing. Prior to joining SSGA, Mr. Taraporevala was the head of Retail Management Accounts and Life Insurance & Annuities for Fidelity Investments from 2012 to October 2015. Prior to that, Mr. Taraporevala held senior leadership roles at BNY Mellon Asset Management, including executive director of North American distribution.

State Street Corporation | 47

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 5,214 shareholders of record as of January 31, 2018. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Summarized Financial Information (Unaudited)” included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.
In June 2017, our Board approved a common stock purchase program authorizing the purchase by us of up to $1.4 billion of our common stock through

June 30, 2018. As of December 31, 2017, we had approximately $700 million remaining under that program.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2017. All shares of our common stock purchased during the quarter ended December 31, 2017 were purchased under the above-described Board-approved program. Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions, our capital position, our financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
October 1 - October 31, 2017	—	$—	—	$1,050
November 1 - November 30, 2017	1,479	92.52	1,479	913
December 1 - December 31, 2017	2,177	97.88	2,177	700
Total	3,656	$95.71	3,656	$700

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

State Street Corporation | 48

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
In 2017, our Parent Company declared aggregate quarterly common stock dividends to its shareholders of $1.60 per share, totaling approximately $596 million. In 2016, our Parent Company declared aggregate quarterly common stock dividends to its shareholders of $1.44 per share, totaling approximately $559 million. Currently, any payment of future common stock dividends by our Parent Company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its CCAR process. Information about dividends declared by our Parent Company and dividends from our subsidiary banks is provided under "Capital" in “Financial Condition” included under Item 7, Management's Discussion and Analysis, and in Note 15 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Capital Planning, Stress Tests and Dividends” in "Supervision and Regulation" included under Item 1, Business, of this Form 10-K and the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel III final rule, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” included under Item 1A, Risk Factors, of this Form 10-K.
Information about our equity compensation plans is included under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.

State Street Corporation | 49

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2012. It also assumes reinvestment of common stock dividends.

The S&P Financial Index is a publicly available, capitalization-weighted index, comprised of 67 of the Standard & Poor’s 500 companies, representing 27 diversified financial services companies, 23 insurance companies, and 17 banking companies. The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions.

	2012	2013	2014	2015	2016	2017
State Street Corporation	$100	$159	$172	$148	$178	$227
S&P 500 Index	100	132	151	153	171	208
S&P Financial Index	100	136	156	154	189	230
KBW Bank Index	100	138	151	151	195	231

State Street Corporation | 50

ITEM 6.SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)
YEARS ENDED DECEMBER 31:	2017	2016	2015	2014	2013
Total fee revenue	$8,905	$8,116	$8,278	$8,010	$7,570
Net interest income	2,304	2,084	2,088	2,260	2,303
Gains (losses) related to investment securities, net	(39)	7	(6)	4	(9)
Total revenue	11,170	10,207	10,360	10,274	9,864
Provision for loan losses	2	10	12	10	6
Total expenses	8,269	8,077	8,050	7,827	7,192
Income before income tax expense	2,899	2,120	2,298	2,437	2,666
Income tax expense (benefit)	722	(22)	318	415	616
Net income from non-controlling interest	—	1	—	—	—
Net income	$2,177	$2,143	$1,980	$2,022	$2,050
Adjustments to net income(1)	(184)	(175)	(132)	(64)	(34)
Net income available to common shareholders	$1,993	$1,968	$1,848	$1,958	$2,016
PER COMMON SHARE:
Earnings per common share:
Basic	$5.32	$5.03	$4.53	$4.62	$4.52
Diluted	5.24	4.97	4.47	4.53	4.43
Cash dividends declared	1.60	1.44	1.32	1.16	1.04
Closing market price (at year end)	$97.61	$77.72	$66.36	$78.50	$73.39
AS OF DECEMBER 31:
Investment securities	$97,579	$97,167	$100,022	$112,636	$116,914
Average total interest-earning assets	191,235	199,184	220,456	209,054	178,101
Total assets	238,425	242,698	245,155	274,089	243,262
Deposits	184,896	187,163	191,627	209,040	182,268
Long-term debt	11,620	11,430	11,497	10,012	9,670
Total shareholders' equity	22,317	21,219	21,103	21,328	20,248
Assets under custody and administration (in billions)	33,119	28,771	27,508	28,188	27,427
Assets under management (in billions)	2,782	2,468	2,245	2,448	2,345
Number of employees	36,643	33,783	32,356	29,970	29,430
RATIOS:
Return on average common shareholders' equity	10.6%	10.5%	9.8%	9.8%	10.2%
Return on average assets	0.99	0.93	0.79	0.85	0.99
Common dividend payout	29.89	28.46	28.99	25.03	22.89
Average common equity to average total assets	8.6	8.2	7.6	8.4	9.6
Net interest margin, fully taxable-equivalent basis	1.29	1.13	1.03	1.16	1.37
Common equity tier 1 ratio(2)	12.3	11.7	12.5	12.4	15.3
Tier 1 capital ratio(2)	15.5	14.8	15.3	14.5	17.1
Total capital ratio(2)	16.5	16.0	17.4	16.4	19.5
Tier 1 leverage ratio(2)	7.3	6.5	6.9	6.3	6.8
Supplementary leverage ratio(3)	6.5	5.9	6.2	5.6	NA

(1) Amounts represent preferred stock dividends and the allocation of earnings to participating securities using the two-class method.
(2) Ratios for 2014 through 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Ratios for 2013 were calculated in conformity with the provisions of Basel I. Ratios for 2014 through 2017 are not directly comparable to ratios for prior years. Refer to Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
(3) The supplementary leverage ratio was calculated using the transitional tier 1 capital as calculated under the supplementary leverage ratio provisions of the Basel III final rule as of the date indicated.
NA: Not applicable.

State Street Corporation | 51

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2017, we had consolidated total assets of $238.43 billion, consolidated total deposits of $184.90 billion, consolidated total shareholders' equity of $22.32 billion and 36,643 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
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

State Street Corporation | 53

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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the liquidity coverage ratio, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-K.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Total fee revenue	$8,905	$8,116	$8,278
Net interest income	2,304	2,084	2,088
Gains (losses) related to investment securities, net	(39)	7	(6)
Total revenue	11,170	10,207	10,360
Provision for loan losses	2	10	12
Total expenses	8,269	8,077	8,050
Income before income tax expense	2,899	2,120	2,298
Income tax expense (benefit)	722	(22)	318
Net income from non-controlling interest	—	1	—
Net income	$2,177	$2,143	$1,980
Adjustments to net income:
Dividends on preferred stock(1)	$(182)	$(173)	$(130)
Earnings allocated to participating securities(2)	(2)	(2)	(2)
Net income available to common shareholders	$1,993	$1,968	$1,848
Earnings per common share:
Basic	$5.32	$5.03	$4.53
Diluted	5.24	4.97	4.47
Average common shares outstanding (in thousands):
Basic	374,793	391,485	407,856
Diluted	380,213	396,090	413,638
Cash dividends declared per common share	$1.60	$1.44	$1.32
Return on average common equity	10.6%	10.5%	9.8%

(1) Additional information about our preferred stock dividends is provided in Note 15 to the consolidated financial statements in this Form 10-K.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2017 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the year ended December 31, 2017 to those for the year ended December 31, 2016, is provided under “Consolidated Results of Operations,” "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements included in this Form 10-K. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2016 period to the relevant 2017 period results.

State Street Corporation | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Results and Highlights

•	EPS of $5.24 in 2017 increased 5% compared to $4.97 in 2016.

◦
Both 2017 and 2016 include the impact of notable items. The 2017 results include a one-time estimated net impact of $270 million associated with the Tax Cuts and Jobs Act (TCJA). This impact consisted of a one-time estimated tax expense of approximately $250 million and a one-time reduction of approximately $20 million in revenue.

▪	Actual effects of the TCJA may differ from these estimates, among other things, due to additional tax and regulatory guidance and changes in our assumptions and interpretations.

◦
The 2016 results include an acceleration of compensation expense of $249 million ($161 million after-tax) and tax benefits of $211 million resulting from a reduction in accrued tax expense attributable to retained foreign earnings and tax benefits from capital actions involving our overseas affiliates.

•	2017 ROE of 10.6% increased from 10.5% in 2016.

•	Pre-tax margin of 26.0% in 2017 increased from 20.8% in 2016.
Revenue

•
Total revenue and fee revenue increased 9% and 10%, respectively, in 2017 compared to 2016, primarily driven by strength in servicing fees, management fees, processing and other fees, and the impact of the weaker U.S. dollar, partially offset by lower trading services revenue.

•
Servicing fee revenue increased 6% in 2017 compared to 2016, primarily due to market appreciation and net new business, partially offset by continued hedge fund outflows and the impact of the businesses we exited in 2017.

•	Management fee revenue increased 25% in 2017 compared to 2016, primarily due to the GEAM business acquired in 2016, continued strength in global equity markets, and ETF flows.

•	NII increased 11% in 2017 compared to 2016, driven by higher market interest rates in the U.S. and loan portfolio growth, partially offset by a smaller balance sheet.

Expenses

•
Total expenses increased 2% in 2017 compared to 2016, primarily due to higher restructuring charges, information systems and communications costs, and compensation and employee benefit costs, partially offset by approximately $150 million of Beacon savings. Total Beacon program-to-date savings were approximately $325 million through December 31, 2017.

•	In 2017, we recorded restructuring charges of $245 million related to Beacon. We expect Beacon target savings of $550 million to be realized by mid-2019, 18 months ahead of schedule.
AUCA/AUM

•
AUCA increased 15% in 2017 compared to 2016, primarily due to strength in equity markets, flows, and new business. In 2017, we secured new asset servicing mandates of approximately $445 billion. Our AUCA pipeline of asset servicing mandates remaining to be installed in future periods totaled approximately $350 billion as of December 31, 2017.

•	AUM increased 13% in 2017 compared to 2016, primarily driven by strength in equity markets, weaker U.S. dollar, and positive ETF flows.
Capital

•
We declared aggregate common stock dividends of $1.60 per share, totaling approximately $596 million in 2017, compared to $1.44 per share, totaling $559 million in 2016, representing an increase of approximately 11% on a per share basis.

•
In 2017, we acquired 16.8 million shares of common stock at an average per-share cost of $86.37 and an aggregate cost of approximately $1,450 million under common stock purchase programs approved by our Board.

•	CET1 capital ratio under the Basel III standardized approach increased to 11.9% as of December 31, 2017, compared to 11.6% as of December 31, 2016.

•	Tier 1 leverage ratio increased to 7.3% as of December 31, 2017, compared to 6.5% as of December 31, 2016.

State Street Corporation | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2017 compared to 2016, as well as 2016 compared to 2015, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(Dollars in millions)	2017	2016	2015
Fee revenue:
Servicing fees	$5,365	$5,073	$5,153	6%	(2)%
Management fees	1,616	1,292	1,174	25	10
Trading services:
Foreign exchange trading	641	654	690	(2)	(5)
Brokerage and other trading services	430	445	456	(3)	(2)
Total trading services	1,071	1,099	1,146	(3)	(4)
Securities finance	606	562	496	8	13
Processing fees and other	247	90	309	174	(71)
Total fee revenue	8,905	8,116	8,278	10	(2)
Net interest income:
Interest income	2,908	2,512	2,488	16	1
Interest expense	604	428	400	41	7
Net interest income	2,304	2,084	2,088	11	—
Gains (losses) related to investment securities, net	(39)	7	(6)	nm	nm
Total revenue	$11,170	$10,207	$10,360	9	(1)

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2017, 2016 and 2015.
Servicing and management fees collectively made up approximately 78% of total fee revenue in both 2017 and 2016 compared to approximately 76% in 2015. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.

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
Management fees generally are affected by changes in month-end valuations of AUM. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients using multiple services.
Asset-based management fees for actively managed products are generally charged at a higher percentage of AUM than for passive products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable fund’s performance.
In light of the above, we estimate, using relevant information as of December 31, 2017 and assuming that all other factors remain constant, that:

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

State Street Corporation | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 3: Daily, Month-End and Year-End Equity Indices and Table 4: Year-End Debt Indices, for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages, month-end averages, and year-

end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Year-end indices affect the values of AUCA and AUM as of those dates.
Further discussion of fee revenue is provided under Line of Business Information in this Management's Discussion and Analysis in this Form 10-K.

TABLE 3: DAILY, MONTH-END AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,449	2,095	17%	2,465	2,106	17%	2,674	2,239	19%
MSCI EAFE®	1,886	1,645	15	1,900	1,652	15	2,051	1,684	22
MSCI® Emerging Markets	1,028	835	23	1,036	842	23	1,158	862	34
HFRI Asset Weighted Composite®	NA	NA	NA	1,352	1,264	7	1,389	1,305	6

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2017	2016	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,046	1,976	4%
Barclays Capital Global Aggregate Bond Index®	485	451	8

(1) The index names listed in the table are service marks of their respective owners.

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2017, 2016 and 2015. NII was $2,304 million for 2017 compared to $2,084 million and $2,088 million for 2016 and 2015, respectively.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.

NIM represents the relationship between annualized fully taxable-equivalent NII and average total interest-earning assets for the period. It is calculated by dividing fully taxable-equivalent NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using the U.S. federal and state statutory income tax rates.

State Street Corporation | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Years Ended December 31,
	2017			2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$47,514	$180.38%		$53,091	$126.24%		$69,753	$208.30%
Securities purchased under resale agreements(1)	2,131	264	12.38	2,558	146	5.70	3,233	62	1.92
Trading account assets	1,011	(1)	(.12)	921	—	—	1,194	1.08
Investment securities	95,779	1,891	1.97	100,738	1,962	1.95	105,611	2,069	1.96
Loans and leases	21,916	519	2.37	19,013	384	2.02	17,948	311	1.73
Other interest-earning assets	22,884	222.97		22,863	61.27		22,717	10.04
Average total interest-earning assets	$191,235	$3,075	1.61	$199,184	$2,679	1.34	$220,456	$2,661	1.21
Interest-bearing deposits:
U.S.	$30,623	$96.31%		$30,107	$132.44%		$30,819	$51.16%
Non-U.S.(2)	91,937	67.07		95,551	(47)	(.05)	102,491	46.05
Total interest-bearing deposits(2)	122,560	163.13		125,658	85.07		133,310	97.07
Securities sold under repurchase agreements	3,683	2.05		4,113	1.02		8,875	1.01
Federal funds purchased	—	—	—	31	—	—	21	—	—
Other short-term borrowings	1,313	10.80		1,666	7.40		3,826	6.15
Long-term debt	11,595	308	2.66	11,401	260	2.29	10,301	250	2.43
Other interest-bearing liabilities	4,607	121	2.63	5,394	75	1.39	6,471	46.71
Average total interest-bearing liabilities	$143,758	$604.42		$148,263	$428.29		$162,804	$400.25
Interest-rate spread			1.19%			1.05%			.96%
Net interest income—fully taxable-equivalent basis		$2,471			$2,251			$2,261
Net interest margin—fully taxable-equivalent basis			1.29%			1.13%			1.03%
Tax-equivalent adjustment		(167)			(167)			(173)
Net interest income—GAAP basis		$2,304			$2,084			$2,088

(1) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $31 billion, $30 billion and $30 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.79%, 0.43% and 0.19% for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) Average rate includes the impact of FX swap expense of approximately $141 million, $27 million and $44 million for the years ended December 31, 2017, 2016 and 2015, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap expense were 0.02%, 0.04% and 0.04% for the years ended December 31, 2017, 2016 and 2015, respectively.
See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a fully taxable-equivalent basis for the years ended December 31, 2017, 2016 and 2015. NII on a fully taxable-equivalent basis increased in 2017 compared to 2016, as benefits due to higher U.S. market interest rates, disciplined liability pricing and loan portfolio growth, partially offset by a smaller balance sheet. Average balances in 2017 reflect management actions to reduce the usage of wholesale certificates of deposit (CDs) on our balance sheet. Average interest-bearing and noninterest-bearing deposits were approximately $6.71 billion lower in 2017 compared to 2016, primarily due to a $9.64 billion reduction in wholesale CDs, partially offset by an increase in client deposits.
We recorded aggregate discount accretion in interest income of approximately $19 million in 2017, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $123 million over their remaining terms.
The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by or ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 17 to the consolidated financial statements included in this Form 10-K.
Average total interest-earning assets were $7.95 billion lower in 2017 compared to 2016, primarily driven by lower levels of wholesale CDs and

State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

corresponding reductions in interest-bearing deposits with banks and investment securities.
Interest-bearing deposits with banks averaged $47.51 billion in 2017 compared to $53.09 billion in 2016. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.
Securities purchased under resale agreements averaged $2.13 billion in 2017 compared to $2.56 billion in 2016, which reflects the impact of balance sheet netting under enforceable netting agreements of approximately $31 billion and $30 billion for 2017 and 2016, respectively. We maintain an agreement with a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization.
Investment securities averaged $95.78 billion in 2017 compared to $100.74 billion in 2016. The decrease in average investment securities was driven by a reduction in U.S. Treasury securities and continued investment in loans and leases.
Loans and leases averaged $21.92 billion in 2017 compared to $19.01 billion in 2016. The increase in average loans and leases resulted from growth in loans to municipalities, hedge fund collateralized lending, mutual fund lending, and continued investment in senior secured loans. Loans and leases also includes U.S. and non-U.S. overdrafts, which provide liquidity to clients in support of investment activities. Average U.S. and non-U.S. overdrafts remained relatively stable in 2017 at $2.26 billion and $1.46 billion, respectively, from $2.28 billion and $1.36 billion in 2016.
Average other interest-earning assets remained relatively stable with $22.88 billion in 2017 and $22.86 billion in 2016. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total assets in 2017 and 2016. The enhanced custody business is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average U.S. and non-U.S. interest-bearing deposits decreased to $122.56 billion in 2017 from $125.66 billion in 2016. The lower levels in 2017 compared to the prior year period were a result of higher U.S. and non-U.S. interest bearing client deposit levels during the year, offset by management actions to reduce wholesale CDs. In 2017, a full year average of $3.62 billion of non-U.S. interest-bearing deposits was transferred to U.S. interest bearing deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.31 billion in 2017 from $1.67 billion in 2016, as bonds matured in the tax-exempt investment program.
Average long-term debt was $11.60 billion in 2017, compared to $11.40 billion in 2016. These amounts reflect issuances of senior debt, partially offset by maturities, during the respective periods.
Average other interest-bearing liabilities were $4.61 billion in 2017 compared to $5.39 billion in 2016. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Loan Losses
We recorded a provision for loan losses of $2 million in 2017 compared to $10 million in 2016 and $12 million in 2015. The provisions in these periods were recorded in connection with our exposure to non-investment grade borrowers composed of senior secured loans, which we purchased in connection with our participation in loan syndications in the non-

State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

investment grade lending market. Additional information about these senior secured loans is provided under “Loans and Leases” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Expenses
Table 6: Expenses, provides the breakout of expenses for the years ended December 31, 2017, 2016 and 2015.

TABLE 6: EXPENSES
	Years Ended December 31,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(Dollars in millions)	2017	2016	2015
Compensation and employee benefits	$4,394	$4,353	$4,061	1%	7%
Information systems and communications	1,167	1,105	1,022	6	8
Transaction processing services	838	800	793	5	1
Occupancy	461	440	444	5	(1)
Acquisition costs	21	69	20	(70)	245
Restructuring charges, net	245	140	5	75	nm
Other:
Professional services	340	379	490	(10)	(23)
Amortization of other intangible assets	214	207	197	3	5
Regulatory fees and assessments	106	82	115	29	(29)
Other	483	502	824	(4)	(39)
Total other	1,143	1,170	1,626	(2)	(28)
Total expenses	$8,269	$8,077	$7,971	2	1
Number of employees at year-end	36,643	33,783	32,356	8	4

nm Not meaningful
Compensation and employee benefits expenses increased 1% in 2017 compared to 2016, primarily due to increased costs to support new business, annual merit and performance based incentive compensation increases, partially offset by Beacon savings. In December 2016, we recorded a pre-tax charge of $249 million ($161 million after tax) associated with an amendment of the terms of outstanding, previously issued, deferred cash-settled incentive compensation awards for certain employees to remove continued service requirements, thereby accelerating the future expense that would have been recognized over the remaining term of the awards had the continued service requirement not been removed.
Compensation and employee benefits expenses increased 7% in 2016 compared to 2015. The increase was primarily due to the aforementioned acceleration of compensation expenses and the impact of the GEAM business acquired in 2016.

Headcount increased 8% in 2017 compared to 2016. The growth in headcount was primarily within low cost locations. These increases were driven by strategic initiatives and new business, including the impact of large client lift outs, as well as regulatory initiatives and contractor conversions to full-time employees and partially offset by other reductions from Beacon.
Information systems and communications expenses increased 6% in 2017 compared to 2016. The increases were primarily related to technology infrastructure costs and investments supporting Beacon.
Information systems and communications expenses increased 8% in 2016 compared to 2015. The increase was primarily related to investments supporting new business and Beacon, and the impact of the GEAM business acquired in 2016.
Other expenses decreased 2% in 2017 compared to 2016, primarily due to lower professional services costs.
Other expenses decreased 28% in 2016 compared to 2015. The decrease was primarily due to lower litigation-related expenses and higher expenses in 2015 associated with the previously disclosed expense billing matter.
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
Acquisition Costs
We recorded acquisition costs of $21 million, $69 million and $20 million in 2017, 2016 and 2015, respectively. In 2017, all such costs related to our acquisition of the GEAM business on July 1, 2016.
Restructuring Charges
In connection with Beacon, we announced in 2016 that we expected:
(i) to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 including approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which would result in future cash expenditures) and
State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

approximately $50 million to $100 million in information technology application rationalization and real estate actions; and
(ii) to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. Actual expenses may increase or decrease in the future due to other factors.
In 2017, we recorded restructuring charges of $245 million, compared to $142 million in 2016, related to Beacon. In aggregate, we have recorded restructuring charges of $387 million related to Beacon, including $280 million in severance costs and $107 million in information technology application rationalization and real estate action.
In 2017, we achieved approximately $150 million in year-over-year expense savings related to Beacon and expect target savings of $550 million to be realized by mid-2019.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 7: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2014	$39	$23	$7	$69
Accruals for Business Operations and IT	(5)	(3)	13	5
Payments and other adjustments	(25)	(9)	(17)	(51)
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Income Tax Expense
Income tax expense (benefit) was $722 million in 2017, $(22) million in 2016 and $318 million in 2015. Our 2017 effective tax rate was 24.9%, compared to (1.0)% in 2016 and 13.8% in 2015. The 2017 income tax expense includes a one-time estimated tax expense of $250 million for the provisional impact of the enactment of the TCJA. Actual effects of the TCJA may differ from these estimates, among other things, due to additional tax and regulatory guidance and changes in our assumptions and interpretations. The 2016 benefit included a reduction in accrued tax expense attributable to retained foreign earnings and tax benefits from capital actions involving our overseas affiliates.

Additional information regarding income tax expense, including unrecognized tax benefits, and tax contingencies are provided in Notes 13 and 22 to the consolidated financial statements under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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

State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Years Ended December 31,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(Dollars in millions, except where otherwise noted)	2017	2016	2015
Servicing fees	$5,365	$5,073	$5,153	6%	(2)%
Trading services	999	1,038	1,091	(4)	(5)
Securities finance	606	562	496	8	13
Processing fees and other	240	119	342	102	(65)
Total fee revenue	7,210	6,792	7,082	6	(4)
Net interest income	2,309	2,081	2,086	11	—
Gains (losses) related to investment securities, net	(39)	7	(6)	nm	nm
Total revenue	9,480	8,880	9,162	7	(3)
Provision for loan losses	2	10	12	(80)	(17)
Total expenses	6,717	6,660	6,990	1	(5)
Income before income tax expense	$2,761	$2,210	$2,160	25	2
Pre-tax margin	29%	25%	24%
Average assets (in billions)	$214.0	$225.3	$246.6

nm Not meaningful

Servicing Fees
Servicing fees increased 6% in 2017 compared to 2016, primarily due to continued market appreciation and net new business, partially offset by continued hedge fund outflows and the impact of the businesses we exited in 2017. Servicing fees in 2016 included a revenue reduction of $48 million related to reimbursements to our clients related to the manner in which we invoiced certain expenses to our clients.
Servicing fees decreased 2% in 2016 compared to 2015, primarily due to lower international market levels.
Servicing fees generated outside the U.S. were approximately 45% of total servicing fees in 2017 compared to approximately 42% in both 2016 and 2015.

TABLE 9: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
	As of December 31,					2016-2017 Annual Growth Rate	2013-2017 Compound Annual Growth Rate
(In billions)	2017	2016	2015	2014	2013
Mutual funds	$7,603	$6,841	$6,768	$6,992	$6,811	11%	3%
Collective funds	9,707	7,501	7,088	6,949	6,428	29	11
Pension products	6,704	5,584	5,510	5,746	5,851	20	3
Insurance and other products	9,105	8,845	8,142	8,501	8,337	3	2
Total	$33,119	$28,771	$27,508	$28,188	$27,427	15	5

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
	As of December 31,					2016-2017 Annual Growth Rate	2013-2017 Compound Annual Growth Rate
(In billions)	2017	2016	2015	2014	2013
Equities	$19,214	$16,189	$14,888	$15,876	$15,050	19%	6%
Fixed-income	10,070	9,231	9,264	8,739	9,072	9	3
Short-term and other investments	3,835	3,351	3,356	3,573	3,305	14	4
Total	$33,119	$28,771	$27,508	$28,188	$27,427	15	5

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY GEOGRAPHY(1)
	As of December 31,
(In billions)	2017	2016	2015	2014	2013
North America	$24,418	$21,544	$20,842	$21,217	$20,764
Europe/Middle East/Africa	7,028	5,734	5,387	5,633	5,511
Asia/Pacific	1,673	1,493	1,279	1,338	1,152
Total	$33,119	$28,771	$27,508	$28,188	$27,427

(1) Geographic mix is based on the location in which the assets are serviced.
The increase in total AUCA as of December 31, 2017 compared to December 31, 2016 primarily resulted from higher global equity markets. Asset levels as of December 31, 2017 do not reflect the approximately $350 billion of new business in assets to be installed, which was awarded to us in 2017 and prior periods but not installed prior to December 31, 2017, including approximately $445 billion of new asset servicing mandates awarded to us in 2017. This new business will be reflected in AUCA in future periods after installation and will generate servicing

State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

fee revenue in subsequent periods. The $350 billion of new business assets to be serviced does not include new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and is not yet installed. Also not included is the loss of business which occurs from time to time or changes in AUCA, usually from changes in market values of customer assets, subscriptions or redemptions from our customer investment products.
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
As a result of a decision to diversify providers, one of our large clients will move a portion of its assets, largely common trust funds, currently with State Street to another service provider. We expect to remain a significant service provider to this client. The transition will principally occur in 2018 and beyond and represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.
Trading Services
Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 2: Total Revenue.
Foreign Exchange Trading Revenue
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect foreign exchange trading.”

•
Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street.

•
Indirect FX trading: Represent FX transactions with clients or their investment managers routed to our FX desk through our asset-servicing operation; in which all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients.

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
Brokerage and Other Trading Services
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
Total brokerage and other trading services revenue primarily consists of "electronic FX services" and "other trading, transition management and brokerage revenue."

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

In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the FCA in 2014 and the DOJ and

State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SEC in 2017, including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods.
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
As principal, our enhanced custody business borrows securities from the lending client or other market participants and then lends such securities to the subsequent borrower, either a State Street client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through assets under custody and administration from clients who have designated State Street as an eligible borrower.
Securities finance revenue as presented in Table 8: Investment Servicing Line of Business Results, increased 8% in 2017 compared to 2016, primarily as a result of higher revenue in our enhanced custody business.
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
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results, increased 102% in 2017 compared to 2016. The increase is primarily due to a pre-tax gain of $30 million on the dispositions of our joint venture interests in IFDS U.K. and BFDS in the first quarter of 2017 and the sale of an equity trading platform business in the third quarter of 2017, partially offset by a pre-tax gain of approximately $53 million related to the sale of WM/Reuters in 2016.
Processing fees and other revenue decreased 65% in 2016 compared to 2015. The decrease was primarily due to a gain from the sale of commercial real estate and a gain from the final paydown of a commercial real estate loan in 2015, partially offset by a pre-tax gain on the sale of WM/Reuters in 2016.
Expenses
Total expenses for Investment Servicing increased 1% in 2017 compared to 2016, primarily due to costs to support new business, higher annual merit and performance based incentive compensation, including higher seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes in the first quarter of 2017 compared to the first quarter of 2016. These increases were partially offset by Beacon savings and a one-time acceleration of compensation expense of approximately $42 million in the fourth quarter of 2016.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis of this Form 10-K.

State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Management

TABLE 12: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Years Ended December 31,			% Change 2017 vs. 2016	% Change 2016 vs. 2015
(Dollars in millions)	2017	2016	2015
Management fees	$1,616	$1,292	$1,174	25%	10%
Trading services(1)	72	61	55	18	11
Processing fees and other	7	(29)	(33)	(124)	(12)
Total fee revenue	1,695	1,324	1,196	28	11
Net interest income	(5)	3	2	nm	50
Total revenue	1,690	1,327	1,198	27	11
Total expenses	1,286	1,218	962	6	27
Income before income tax expense	$404	$109	$236	271	(54)
Pre-tax margin	24%	8%	20%
Average assets (in billions)	$5.4	$4.4	$3.9

(1) Includes revenues associated with the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
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
Management fees increased 25% in 2017 compared to 2016, primarily due to the full year of acquired GEAM business compared to a half year in 2016, higher global equity markets and higher revenue yielding ETF inflows.
Management fees increased 10% in 2016 compared to 2015, primarily due to the acquired GEAM business in the second half of 2016.
Management fees generated outside the U.S. were approximately 28% of total management fees in 2017, compared to 32% and 35% in 2016 and 2015, respectively. The percentage of management fees generated outside the U.S. in 2017 decreased from 2016 primarily due to the acquired GEAM business.

TABLE 13: ASSETS UNDER MANAGMENT BY ASSET CLASS AND INVESTMENT APPROACH
	As of December 31,					2016-2017 Annual Growth Rate	2013-2017 Compound Annual Growth Rate
(In billions)	2017	2016	2015	2014	2013
Equity:
Active	$95	$73	$32	$39	$42	30%	23%
Passive	1,650	1,401	1,294	1,436	1,334	18	5
Total Equity	1,745	1,474	1,326	1,475	1,376	18	6
Fixed-Income:
Active	77	70	18	17	16	10	48
Passive	337	308	294	302	311	9	2
Total Fixed-Income	414	378	312	319	327	10	6
Cash(1)	330	333	368	399	385	(1)	(4)
Multi-Asset-Class Solutions:
Active	18	19	17	30	23	(5)	(6)
Passive	129	107	86	97	110	21	4
Total Multi-Asset-Class Solutions	147	126	103	127	133	17	3
Alternative Investments(2):
Active	23	28	17	17	14	(18)	13
Passive	123	129	119	111	110	(5)	3
Total Alternative Investments	146	157	136	128	124	(7)	4
Total	$2,782	$2,468	$2,245	$2,448	$2,345	13	4

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
	As of December 31,					2016-2017 Annual Growth Rate	2013-2017 Compound Annual Growth Rate
(In billions)	2017	2016	2015	2014	2013
Alternative Investments(2)	$48	$42	$34	$38	$39	14%	5%
Cash	2	2	3	1	1	—	19
Equity	531	426	350	388	325	25	13
Fixed-income	63	51	41	39	34	24	17
Total Exchange-Traded Funds	$644	$521	$428	$466	$399	24	13

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 15: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
	As of December 31,
(In billions)	2017	2016	2015	2014	2013
North America	$1,931	$1,691	$1,452	$1,568	$1,456
Europe/Middle East/Africa	521	482	489	559	560
Asia/Pacific	330	295	304	321	329
Total	$2,782	$2,468	$2,245	$2,448	$2,345

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 16: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2014	$1,475	$319	$399	$127	$128	$2,448
Long-term institutional inflows(1)	277	62	—	51	33	423
Long-term institutional outflows(1)	(363)	(70)	—	(59)	(31)	(523)
Long-term institutional flows, net	(86)	(8)	—	(8)	2	(100)
ETF flows, net	(29)	5	1	—	(1)	(24)
Cash fund flows, net	—	—	(27)	—	—	(27)
Total flows, net	(115)	(3)	(26)	(8)	1	(151)
Market appreciation	(13)	3	—	(12)	16	(6)
Foreign exchange impact	(21)	(7)	(5)	(4)	(9)	(46)
Total market/foreign exchange impact	(34)	(4)	(5)	(16)	7	(52)
Balance as of December 31, 2015	$1,326	$312	$368	$103	$136	$2,245
Long-term institutional inflows(3)	244	90	—	48	13	395
Long-term institutional outflows(3)	(301)	(96)	—	(34)	(21)	(452)
Long-term institutional flows, net	(57)	(6)	—	14	(8)	(57)
ETF flows, net	37	9	—	—	6	52
Cash fund flows, net	—	—	(37)	—	—	(37)
Total flows, net	(20)	3	(37)	14	(2)	(42)
Market appreciation	140	10	—	9	14	173
Foreign exchange impact	(10)	(3)	(2)	(3)	(2)	(20)
Total market/foreign exchange impact	130	7	(2)	6	12	153
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(3)	270	94	—	56	20	440
Long-term institutional outflows(3)	(344)	(92)	—	(52)	(41)	(529)
Long-term institutional flows, net	(74)	2	—	4	(21)	(89)
ETF flows, net	26	10	—	—	1	37
Cash fund flows, net	—	—	(8)	—	—	(8)
Total flows, net	(48)	12	(8)	4	(20)	(60)
Market appreciation	293	15	1	12	3	324
Foreign exchange impact	26	9	3	5	6	49
Total market/foreign exchange impact	319	24	4	17	9	373
Balance as of December 31, 2017	$1,745	$414	$329	$147	$146	$2,782

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
(4) Includes AUM acquired as part of the acquisition of the GEAM business on July 1, 2016.
The preceding table does not include approximately $20 billion of new asset management business which was awarded but not installed as of December 31, 2017. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of December 31, 2017 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.

State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Total expenses for Investment Management increased 6% in 2017 compared to 2016 primarily due to the full year of the acquired GEAM business compared to a half year in 2016, higher annual merit and performance based incentive compensation, including higher seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes in the first quarter of 2017 compared to the first quarter of 2016, and higher costs to support new business. These increases were partially offset by a one-time acceleration of compensation expense of approximately $81 million in the fourth quarter of 2016 and Beacon savings.
Additional information about expenses is provided under "Expenses" in “Consolidated Results of Operations” included in this Management's Discussion and Analysis of this Form 10-K.
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

TABLE 17: AVERAGE STATEMENT OF CONDITION(1)

	Years Ended December 31,
	2017	2016	2015
(In millions)	Average Balance	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$47,514	$53,091	$69,753
Securities purchased under resale agreements	2,131	2,558	3,233
Trading account assets	1,011	921	1,194
Investment securities	95,779	100,738	105,611
Loans and leases	21,916	19,013	17,948
Other interest-earning assets	22,884	22,863	22,717
Average total interest-earning assets	191,235	199,184	220,456
Cash and due from banks	3,097	3,157	2,460
Other non-interest-earning assets	25,118	27,386	27,516
Average total assets	$219,450	$229,727	$250,432

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$30,623	$30,107	$30,819
Non-U.S.	91,937	95,551	102,491
Total interest-bearing deposits	122,560	125,658	133,310
Securities sold under repurchase agreements	3,683	4,113	8,875
Federal funds purchased	—	31	21
Other short-term borrowings	1,313	1,666	3,826
Long-term debt	11,595	11,401	10,301
Other interest-bearing liabilities	4,607	5,394	6,471
Average total interest-bearing liabilities	143,758	148,263	162,804
Non-interest-bearing deposits	41,248	44,827	51,675
Other non-interest-bearing liabilities	12,379	14,742	14,626
Preferred shareholders’ equity	3,197	3,060	2,418
Common shareholders’ equity	18,868	18,835	18,909
Average total liabilities and shareholders’ equity	$219,450	$229,727	$250,432

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis included in this Form 10-K.

State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2017	2016
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$223	$4,263
Mortgage-backed securities	10,872	13,257
Total U.S. Treasury and federal agencies	11,095	17,520
Asset-backed securities:
Student loans(1)	3,358	5,596
Credit cards	1,542	1,351
Sub-prime	—	272
Other	1,447	905
Total asset-backed securities	6,347	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,695	6,535
Asset-backed securities	2,947	2,516
Government securities	10,721	5,836
Other	6,108	5,613
Total non-U.S. debt securities	26,471	20,500
State and political subdivisions	9,151	10,322
Collateralized mortgage obligations	1,054	2,593
Other U.S. debt securities	2,560	2,469
U.S. equity securities	46	42
Non-U.S. equity securities	—	3
U.S. money-market mutual funds	397	409
Non-U.S. money-market mutual funds	—	16
Total	$57,121	$61,998

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$17,028	$17,527
Mortgage-backed securities	16,651	10,334
Total U.S. Treasury and federal agencies	33,679	27,861
Asset-backed securities:
Student loans(1)	3,047	2,883
Credit cards	798	897
Other	1	35
Total asset-backed securities	3,846	3,815
Non-U.S. debt securities:
Mortgage-backed securities	939	1,150
Asset-backed securities	263	531
Government securities	474	286
Other	48	113
Total non-U.S. debt securities	1,724	2,080
Collateralized mortgage obligations	1,209	1,413
Total	$40,458	$35,169

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Includes securities at amortized cost or fair value on the date of transfer from AFS.

Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements included in this Form 10-K.
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
Average duration of our investment securities portfolio increased to 2.7 years as of December 31, 2017, compared to 2.5 years as of December 31, 2016. The increase is primarily driven by the deployment of non-U.S. cash into foreign securities.
In 2017, we sold $12.2 billion of AFS, primarily Agency MBS and U.S. Treasury securities in our investment portfolio, to position for the then-existing interest rate environment resulting in a pre-tax loss of $39 million.
In 2017, $496 million of Agency MBS previously classified as AFS were transferred to HTM, and in 2016, $4.9 billion of Agency MBS and Student Loan ABS previously classified as AFS were transferred to HTM. Both transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized loss of $2.8 million and a net unrealized gain of $87 million as of December 31, 2017 and 2016, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 10 to 42 years).
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of December 31, 2017 and 91% as of December 31, 2016.

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2017	December 31, 2016
AAA(1)	74%	78%
AA	16	13
A	6	5
BBB	4	3
Below BBB	—	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.

State Street Corporation | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2017, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2017	December 31, 2016
US Treasuries	17%	23%
US Agency MBS	26	23
ABS	22	23
Foreign Sovereign	12	6
Other Credit	23	25
	100%	100%
Non-U.S. Debt Securities
Approximately 29% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2017, compared to approximately 23% as of December 31, 2016.

TABLE 21: NON-U.S. DEBT SECURITIES
	As of December 31,
(In millions)	2017	2016
Available-for-sale:
United Kingdom	$5,721	$5,093
Australia	4,717	4,272
Canada	3,066	2,989
France	2,500	1,013
Italy	1,645	676
Spain	1,413	266
Japan	1,319	1,388
Belgium	1,193	360
Netherlands	1,175	1,283
Ireland	787	85
Hong Kong	666	664
Sweden	538	188
Germany	529	713
Norway	514	508
Finland	299	223
Austria	234	57
South Korea	19	634
Other(1)	136	88
Total	$26,471	$20,500
Held-to-maturity:
United Kingdom	$410	$504
Netherlands	372	473
Singapore	353	180
Australia	235	374
Germany	127	329
Spain	104	98
Other(2)	123	122
Total	$1,724	$2,080

(1) Included approximately $37 million and $22 million as of December 31, 2017 and December 31, 2016, respectively, related to Portugal, which was related to MBS and auto loans.
(2) Included approximately $75 million and $80 million as of December 31, 2017 and December 31, 2016, respectively, related to Italy, Portugal and Norway, all of which were related to MBS and auto loans.

Approximately 80% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2017 and December 31, 2016, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2017 and December 31, 2016, approximately 61% and 65%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of December 31, 2017, our non-U.S. debt securities had an average market-to-book ratio of 100.4%, and an aggregate pre-tax net unrealized gain of approximately $114 million, composed of gross unrealized gains of $180 million and gross unrealized losses of $66 million. These unrealized amounts included;

•
a pre-tax net unrealized gain of $35 million, composed of gross unrealized gains of $95 million and gross unrealized losses of $60 million, associated with non-U.S. debt securities available-for-sale and;

•	a pre-tax net unrealized gain of $79 million, composed of gross unrealized gains of $85 million and gross unrealized losses of $6 million, associated with non-U.S. debt securities held-to-maturity.
As of December 31, 2017, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, Dutch, Italian and U.K. prime mortgages and German auto loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of auto loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt.

State Street Corporation | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Municipal Obligations
We carried approximately $9.15 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2017 as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.32 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of December 31, 2017
State of Issuer:
Texas	$1,713	$1,622	$3,335	18%
California	415	2,237	2,652	14
New York	742	1,288	2,030	11
Massachusetts	859	991	1,850	10
Washington	623	366	989	5
Total	$4,352	$6,504	$10,856

As of December 31, 2016
State of Issuer:
Texas	$1,781	$1,685	$3,466	18%
California	523	2,298	2,821	14
New York	740	1,293	2,033	10
Massachusetts	916	1,071	1,987	10
Washington	708	234	942	5
Maryland	488	411	899	5
Total	$5,156	$6,992	$12,148

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.47 billion and $19.57 billion across our businesses as of December 31, 2017 and December 31, 2016, respectively.
(2) Includes municipal loans which are also presented within Table 24.

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of December 31, 2017. As of that date, approximately 49% and 51% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of OTTI of our municipal securities is provided in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2017	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$—	—%	$12	1.85%	$6	3.75%	$205	3.30%
Mortgage-backed securities	96	2.99	762	3.39	3,123	3.06	6,891	3.26
Total U.S. treasury and federal agencies	96		774		3,129		7,096
Asset-backed securities:
Student loans	289	2.12	1,044	2.10	685	2.10	1,340	2.53
Credit cards	—	—	1,290	1.68	252	2.24	—	—
Other	—	—	350	2.09	956	1.68	141	2.08
Total asset-backed securities	289		2,684		1,893		1,481
Non-U.S. debt securities:
Mortgage-backed securities	551	1.51	4,502	0.99	602	2.11	1,040	2.42
Asset-backed securities	205	0.38	2,185	0.75	557	0.68	—	—
Government securities	2,195	3.65	3,201	1.56	4,448	2.57	877	1.71
Other	1,078	2.75	4,235	1.12	758	1.81	37	2.68
Total non-U.S. debt securities	4,029		14,123		6,365		1,954
State and political subdivisions(2)	474	5.59	2,415	6.25	4,724	6.73	1,538	6.74
Collateralized mortgage obligations	3	3.05	145	2.81	170	3.25	736	3.33
Other U.S. debt securities	296	5.34	1,097	2.84	1,107	2.55	60	3.07
Total	$5,187		$21,238		$17,388		$12,865

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,988	1.33%	$14,968	2.16%	$14	1.66%	$58	1.58%
Mortgage-backed securities	—	—	162	2.57	1,605	3.04	14,884	3.12
Total U.S. treasury and federal agencies	1,988		15,130		1,619		14,942
Asset-backed securities:
Student loans	35	1.66	245	1.87	265	1.93	2,502	2.10
Credit cards	178	2.22	620	1.88	—	—	—	—
Other	—	—	—	—	—	—	1	2.46
Total asset-backed securities	213		865		265		2,503
Non-U.S. debt securities:
Mortgage-backed securities	132	0.52	217	0.48	45	2.70	545	1.10
Asset-backed securities	26	0.18	237	0.99	—	—	—	—
Government securities	353	3.54	121	0.25	—	—	—	—
Other	—	—	48	0.01	—	—	—	—
Total non-U.S. debt securities	511		623		45		545
Collateralized mortgage obligations	8	3.12	144	2.49	343	2.25	714	2.50
Total	$2,720		$16,762		$2,272		$18,704

(1) The maturities of MBS, ABS and collateralized mortgage obligations are based on expected principal payments.
(2) Yields were calculated on a fully taxable-equivalent basis, using applicable statutory tax rates (35% as of December 31, 2017). Going forward, the statutory tax rate will reflect the impact of TCJA.

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
We recorded less than $1 million of OTTI in 2017 and $2 million in 2016. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $657 million as of December 31, 2017 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-K.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and continental Europe takes into account the outcome from the Brexit referendum and other geopolitical events, and assumes no disruption of payments on these securities.

Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2017	2016	2015	2014	2013
Domestic:
Commercial and financial	$18,696	$16,412	$15,899	$14,515	$10,305
Commercial real estate	98	27	28	28	209
Lease financing	267	338	337	335	339
Total domestic	19,061	16,777	16,264	14,878	10,853
Non-U.S.:
Commercial and financial	3,837	2,476	1,957	2,653	1,877
Lease financing	396	504	578	668	756
Total non-U.S.	4,233	2,980	2,535	3,321	2,633
Total loans and leases	$23,294	$19,757	$18,799	$18,199	$13,486
Average loans and leases	$21,916	$19,013	$17,948	$15,912	$13,781
The increase in loans in the commercial and financial segment as of December 31, 2017 compared to December 31, 2016 was primarily driven by higher levels of loans to investment funds and loans to municipalities.
As of both December 31, 2017 and December 31, 2016, our investment in senior secured loans totaled approximately $3.5 billion. In addition, we had binding unfunded commitments as of December 31, 2017 and December 31, 2016 of $279 million and $76 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 89% and 92% of the loans rated “BB” or “B” as of December 31, 2017 and December 31, 2016, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $2.1 billion and $1.4 billion as of December 31, 2017 and December 31, 2016, respectively.
As of December 31, 2017 and December 31, 2016, unearned income deducted from our investment in leveraged lease financing was $75 million and $94 million, respectively, for U.S. leases and $159 million and $192 million, respectively, for non-U.S. leases.

State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-K.

No loans were modified in troubled debt restructurings in 2017 or 2016.

TABLE 25: CONTRACTUAL MATURITIES FOR LOANS AND LEASES
	As of December 31, 2017
(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Domestic:
Commercial and financial	$18,696	$11,517	$4,863	$2,316
Commercial real estate	98	—	—	98
Lease financing	267	144	—	123
Total domestic	19,061	11,661	4,863	2,537
Non-U.S.:
Commercial and financial	3,837	1,878	1,544	415
Lease financing	397	123	91	183
Total non-U.S.	4,234	2,001	1,635	598
Total loans and leases	$23,295	$13,662	$6,498	$3,135

TABLE 26: CLASSIFICATION OF LOAN AND LEASE BALANCES DUE AFTER ONE YEAR
(In millions)	As of December 31, 2017
Loans and leases with predetermined interest rates	$494
Loans and leases with floating or adjustable interest rates	9,138
Total	$9,632

TABLE 27: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Years Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Allowance for loan and lease losses:
Beginning balance	$53	$46	$38	$28	$22
Provision for loan and lease losses(1)	2	10	12	10	6
Charge-offs(2)	(1)	(3)	(4)	—	—
Ending balance	$54	$53	$46	$38	$28

(1) The provision for loan and lease losses is related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
The provision of $2 million and the charge-offs of $1 million recorded in 2017 were associated with our exposure to senior secured loans to non-investment grade institutional borrowers, which were purchased in connection with our participation in syndicated loans.
As of December 31, 2017 and December 31, 2016, approximately $47 million and $44 million, respectively, of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $7 million and $9 million as of December 31, 2017 and December 31, 2016, respectively, were related to other components of commercial and financial loans.

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
The cross-border outstandings presented in Table 28: Cross-Border Outstandings, represented approximately 26%, 28% and 25% of our consolidated total assets as of December 31, 2017, 2016 and 2015 respectively.

TABLE 28: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2017
Germany	$18,201	$295	$18,496
Japan	15,250	549	15,799
United Kingdom	12,051	1,253	13,304
Australia	5,278	390	5,668
Canada	4,215	707	4,922
France	2,684	344	3,028
December 31, 2016
United Kingdom	$18,712	$1,761	$20,473
Japan	17,922	1,171	19,093
Germany	13,812	484	14,296
Australia	5,122	986	6,108
Luxembourg	3,389	762	4,151
Canada	3,179	781	3,960
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of December 31, 2017, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.84 billion and $2.38 billion to France and the Netherlands, respectively. As of December 31, 2015, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.20 billion to the Netherlands.

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
Our risk management is based on the following major goals:

•	A culture of risk awareness that extends across all of our business activities;
State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	The identification, classification and quantification of State Street's material risks;

•	The establishment of our risk appetite and associated limits and policies, and our compliance with these limits;

•	The establishment of a risk management structure at the “top of the house” that enables the control and coordination of risk-taking across the business lines;

•	The implementation of stress testing practices and a dynamic risk-assessment capability;

•	A direct link between risk and strategic-decision making processes and incentive compensation practices; and

•	The overall flexibility to adapt to the ever-changing business and market conditions.
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

State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Risk Committee (BCRC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit Risk and Policy Committee (CRPC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Governance Committee

Trading and Market Risk Committee (TMRC)	Basel Oversight Committee (BOC)	New Business and Product Approval Committee	Executive Continuity Steering Committee	Executive Information Security Committee

Recovery and Resolution Planning Executive Review Board	Model Risk Committee (MRC)	Compliance and Ethics Committee	Third Party Risk Management Steering Committee	Access Control Board

CCAR Steering Committee	SSGA Risk Committee	Legal Entity Oversight Committee	Business Controls Steering Committee	Global Transitions Oversight Committee

Country Risk Committee		Conduct Standards Committee	Data Governance Board
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
In addition, the RC provides oversight on strategic capital governance principles and controls, resolution planning, and monitors capital adequacy in relation to risk. The RC is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements.
The E&A Committee oversees management's operation of our comprehensive system of internal controls covering the integrity of our consolidated financial statements and reports, compliance with laws, regulations and corporate policies. The E&A Committee acts on behalf of the Board in monitoring and overseeing the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements.
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
MRAC, is co-chaired by our CRO and CFO, who regularly present to the RC on developments in the risk environment and performance trends in our key business areas.
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
TORC oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the CAO and the Chief Information Officer.

State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:
MRAC

•
ALCO is the senior corporate oversight and decision-making body for balance sheet strategy, Global Treasury business activities and risk management for interest rate risk, liquidity risk and non-trading market risk. ALCO’s roles and responsibilities are designed to be complementary to, and in coordination with the MRAC, which approves the corporate risk appetite and associated balance sheet strategy.

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

•
The SSGA Risk Committee is the most senior oversight and decision making committee for risk management within SSGA; the committee is responsible for overseeing the alignment of SSGA's strategy, and risk appetite, as well as alignment with State Street corporate-wide strategies and risk management standards; and

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

State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	The Conduct Standards Committee provides oversight of our enforcement of employee conduct standards.
TORC

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
We distinguish between three major types of credit risk:

•	Default risk - the risk that a counterparty fails to meet its contractual payment obligations;

•
Country risk - the risk that we may suffer a loss, in any given country, due to any of the following reasons: deterioration of economic conditions, political and social upheaval, nationalization and appropriation of assets, government repudiation of indebtedness, exchange controls, and disruptive currency depreciation or devaluation; and

•	Settlement risk - the risk that the settlement or clearance of transactions will fail, which arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
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
We generally rate our counterparties individually, although accounts defined by us as low-risk are rated on a pooled basis. We evaluate and rate the credit risk of our counterparties on an ongoing basis.
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
As with collateral, we have policies and procedures in place to apply close-out and payment netting only to the extent that we have verified legal validity and enforceability of the master agreement. In the case of payment netting, operational constraints may preclude us from reducing settlement risk, notwithstanding the legal right to require the same under the master netting agreement.
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
We have established a review process to evaluate guarantees under the applicable requirements of State Street policies and Basel III requirements. Governance for this evaluation is covered under policies and procedures that require regular reviews of documentation, jurisdictions, and credit quality of protection providers.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company and at State Street Bank, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Our Parent Company typically maintains access to enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries and access to borrowing from SSIF, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of December 31, 2017, the value of our Parent Company's net liquid assets totaled $0.53 billion, compared with $3.64 billion as of December 31, 2016, reflecting the contribution of liquid assets to SSIF in July 2017 in accordance with the support agreement. At December 31, 2017, the value of SSIF's net liquid assets totaled $2.88 billion. As of December 31, 2017, our Parent Company has approximately $1.4 billion of senior notes outstanding that will mature in the next twelve months.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers our overall liquidity as of December 31, 2017 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including MBS), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $65.35 billion and $87.20 billion as of December 31, 2017 and December 31, 2016, respectively.

State Street Corporation | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
(In millions)	December 31, 2017	December 31, 2016
Excess Central Bank Balances	$33,584	$48,407
U.S. Treasuries	10,278	17,770
Other Investment securities	13,422	15,442
Foreign government	8,064	5,585
Total	$65,348	$87,204
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of December 31, 2017, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $33.58 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $48.40 billion as of December 31, 2016. The lower levels of deposits with central banks as of December 31, 2017 compared to December 31, 2016 was due to normal deposit volatility.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2017 and December 31, 2016, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $66.10 billion as of December 31, 2017, compared to $54.40 billion as of December 31, 2016. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Measures of liquidity include LCR, NSFR and TLAC which are described in "Supervision and Regulation" included under Item 1, Business, of this Form 10-K.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring significant use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions and participants in our agency lending program serving as sources of securities under our enhanced custody program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $26.49 billion and $26.99 billion as of December 31, 2017 and December 31, 2016, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2017, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation," included under Item 1. Business, of this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. As of December 31, 2017 and December 31, 2016, approximately 60% of our average client deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
For the past several years, we have frequently experienced higher client deposit inflows toward the end of each fiscal quarter or the end of the fiscal year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

TABLE 30: TOTAL DEPOSITS
			Average Balance
	December 31		Years Ended December 31,
(In millions)	2017	2016	2017	2016
Client deposits	$180,149	$176,693	$158,996	$156,029
Wholesale CDs	4,747	10,470	4,812	14,456
Total deposits	$184,896	$187,163	$163,808	$170,485

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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $2.84 billion and $4.40 billion as of December 31, 2017 and December 31, 2016, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.11 billion as of December 31, 2017, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2017, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. In addition, State Street Bank, a wholly owned subsidiary of the Parent Company, also has authorization to issue up to $5 billion in unsecured senior debt and an additional $500 million of subordinated debt.
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

State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 31: CREDIT RATINGS
As of December 31, 2017
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	A1	AA-
Subordinated debt	A-	A2	A+
Junior subordinated debt	BBB	A3	BBB+
Preferred stock	BBB	Baa1	BBB
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa3	AA
Subordinated debt	A	Aa3	A+
Outlook	Stable	Stable	Stable
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 32: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2017, except for operating leases and the interest portions of long-term debt and capital leases.

TABLE 32: LONG-TERM CONTRACTUAL CASH OBLIGATIONS

December 31, 2017	PAYMENTS DUE BY PERIOD
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)(2)	$11,370	$1,408	$3,141	$2,742	$4,079
Operating leases	1,131	197	329	269	336
Capital lease obligations(2)	267	53	90	90	34
Total contractual cash obligations	$12,768	$1,658	$3,560	$3,101	$4,449

(1) Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2017.
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
Total contractual cash obligations shown in Table 32: Long-Term Contractual Cash Obligations, do not include:

•
Obligations which will be settled in cash, primarily in less than one year, such as client deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in Note 8 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

•	Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2017 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in Note 19 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in Table 32: Long-Term Contractual Cash Obligations.

State Street Corporation | 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 33: OTHER COMMERCIAL COMMITMENTS
	DURATION OF COMMITMENT AS OF DECEMBER 31, 2017
(In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$381,817	$381,817	$—	$—	$—
Stable value protection(2)	26,653	26,653	—	—	—
Unfunded credit facilities	26,488	16,998	5,834	3,395	261
Standby letters of credit	3,158	1,596	1,424	138	—
Purchase obligations(3)	282	74	100	57	51
Total commercial commitments	$438,398	$427,138	$7,358	$3,590	$312

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
Additional information about the commitments presented in Table 33: Other Commercial Commitments, except for purchase obligations, is provided in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCRC, TORC, the Operational Risk Committee, the Executive Information Security Committee, Business Controls Steering Committee, Compliance and Ethics Committee, and the Fiduciary Review Committee, all of which ultimately report to the appropriate committee of the Board.
The Operational Risk Committee, chaired by the global head of Operational Risk and co-chaired by the FLOD Head of Business Controls, provides cross-business oversight of operational risk, operational risk programs and their implementation to identify, measure, manage and control operational risk in an effective and consistent manner and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.
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

•
ERM’s Corporate Risk Analytics group develops and maintains operational risk capital estimation models, and ORM's Capital Analysis group calculates State Street's required capital for operational risk;

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
Risk Identification and Assessments
The objective of risk identification and assessments is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across State Street using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations. Three primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:

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
Capital Analysis
The primary measurement tool used is an internally developed loss distribution approach (LDA) model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $3.67 billion and $45.82 billion, respectively, as of December 31, 2017, compared to $3.57 billion and $44.58 billion, respectively, as of December 31, 2016; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
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

•
Scenario analysis workshops are conducted across State Street to inform management of the less frequent but most severe, or “tail,” risks that the organization faces. The workshops are attended by senior business unit managers, other support and control partners and business-aligned risk management staff. The workshops are designed to capture information about the significant risks and to estimate potential exposures for individual risks should a loss event occur. The results of these workshops are used to make a comparison to our LDA model results to determine that our calculation of required capital considers relevant risk-related information.

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
Monitoring, Reporting and Analytics
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
Information Technology Risk Management
Overview and Principles
We define technology risk as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Technology risk includes risks potentially triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events, and adoption of new business technologies.
The principal technology risks within our technology risk policy and risk appetite framework include:

•	Third party vendor risk

•	Business disruption and technology resiliency risk

•	Cyber and information security risk

•	Technology asset and configuration risk

•	Technology obsolescence risk
Governance
Our Board is responsible for the approval and oversight of our overall technology risk framework and program. It does so through its Technology Committee, which reviews and approves our technology risk policy and appetite framework annually.
Our technology risk policy establishes our approach to our management of technology risk across State Street. The policy identifies the responsibilities of individuals and committees charged with oversight of the management of technology risk

State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and articulates a broad mandate that supports implementation of the technology risk framework.
Risk control functions in the business are responsible for adopting and executing the Enterprise Technology Risk Management, or ETRM, technology risk framework and reporting requirements. They do this, in part, by developing and maintaining an inventory of critical applications and supporting infrastructure, as well as identifying, assessing and measuring technology risk utilizing the ETRM framework. They are also responsible for monitoring and evaluating risk on a continual basis using key risk indicators, risk reporting and adopting appropriate risk responses to risk issues.
The Chief Technology Risk Officer, a member of the CRO’s executive management team, leads the ETRM. ETRM is the separate risk function responsible for the technology risk strategy and appetite, and technology risk framework development and execution. ETRM also performs overall technology risk monitoring and reporting to the Board, and provides a separate view of the technology risk posture to executive leadership.
We manage technology risks by:

•	Coordinating various risk assessment and risk management activities, including ERM operational risk programs;

•	Establishing, through TORC and the Technology Committee of the Board, the enterprise level technology risk and cyber risk appetite and limits;

•	Producing enterprise level risk reporting, aggregation, dashboards, profiles and risk appetite statements;

•	Validating appropriateness of reporting of information technology risks and risk acceptance to senior management risk committees and the Board;

•	Promoting a strong technology risk culture through communication;

•	Serving as an escalation and challenge point for technology risk policy guidance, expectations and clarifications;

•	Assessing effectiveness of key enterprise information technology risk and internal control remediation programs; and

•
Providing risk oversight, challenge and monitoring for the Global Continuity and Third Party Vendor Management Program, including the collection of risk appetite, metrics and KRIs, and reviewing issue management processes and consistent program adoption.

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2017, the notional amount of these derivative contracts was $1.75 trillion, of which $1.68 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related

State Street Corporation | 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
Our covered positions consist primarily of the trading portfolios held by our global markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as foreign exchange spot, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures, and interest rate futures. New activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our covered positions policy. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the TMRC.

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
We experienced one back-testing exception in each of 2017, 2016 and 2015. In reference to the 2017 exception, the trading loss that day exceeded the VaR based on the prior day’s closing positions, following the euro’s forward point spike on short tenors driven by thinning liquidity and reduced volumes spurred by banks’ year-end balance sheet preparations. In reference to the 2016 exception, the trading P&L that day exceeded the VaR based on the prior day’s closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, primarily attributable to U.S. GDP growth rate being lower than expected and market reaction to Bank of Japan’s decision to leave the interest rate unchanged. In reference to the 2015 exception, the trading P&L that day exceeded the VaR based on the prior day’s closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, which depreciation can be attributed to a decision and related statements by the Federal Reserve’s Federal Open Market Committee to hold interest rates at current levels.
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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended December 31, 2017 and 2016, respectively, as measured by our VaR methodology:

TABLE 34: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended December 31, 2017			Quarter Ended December 31, 2016			As of December 31, 2017	As of December 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$8,148	$13,502	$3,402	$8,307	$15,847	$3,048	$5,719	$4,088
Global Treasury	650	1,767	126	527	756	333	1,346	756
Total VaR	$8,123	$13,306	$3,410	$8,285	$15,723	$2,970	$5,562	$3,938

TABLE 35: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended December 31, 2017			Quarter Ended December 31, 2016			As of December 31, 2017	As of December 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$27,185	$41,908	$14,408	$36,168	$52,057	$18,883	$31,512	$26,811
Global Treasury	8,761	17,460	2,560	10,275	13,868	7,030	12,042	11,342
Total Stressed VaR	$27,789	$42,527	$14,320	$38,645	$55,899	$20,646	$29,649	$28,624
The average of our stressed VaR-based measure was approximately $28 million for the quarter ended December 31, 2017, compared to an average of approximately $39 million for the quarter ended December 31, 2016.
The decrease in our stressed VaR based measure for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016, was mainly driven by lower end of day foreign exchange positions in Q4 2017 compared to Q4 2016.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of December 31, 2017 and 2016, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

State Street Corporation | 99

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 36: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2017			As of December 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,149	$5,546	$3	$3,279	$3,281	$102
Global Treasury	100	1,372	—	220	737	—
Total VaR	$6,250	$5,840	$3	$3,269	$3,004	$102

TABLE 37: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2017			As of December 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$15,975	$27,161	$3	$5,026	$36,563	$111
Global Treasury	153	12,192	—	258	11,597	—
Total Stressed VaR	$16,105	$25,177	$3	$5,056	$36,592	$111

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
Asset and Liability Management Activities
The primary objective of asset and liability management is to provide sustainable NII under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NII and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NII is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities.
We manage interest rate risk on a consolidated basis using two different, but complementary approaches. NII sensitivity is a short-term, earnings-based simulation that measures re-pricing mismatches on the balance sheet. It compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. The baseline NII forecast includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline. On the other hand, economic value of equity sensitivity is a discounted cash flow model designed to estimate the change in fair value of assets and liabilities under a series of immediate interest rate shocks over a long-term horizon. It measures the duration mismatch of the spot balance sheet only and does not include the impact of new business.
While there are clear differences between NII and EVE sensitivity, there are several important similarities. First, both measures utilize consistent data and assumptions when modeling positions currently held on the balance sheet. Second, each approach assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance (and thus provides a conservative view of interest rate risk). NII and EVE sensitivity metrics are continuously monitored as market conditions change and managed within internally-approved risk limits and guidelines.
Net Interest Income at Risk
In the table below, we report the expected change in NII over the next twelve months from +/-100 bps instantaneous and gradual parallel rate shocks. Note that in each scenario, all currencies are shifted higher or lower. For the two gradual parallel rate scenarios, or interest rate ramps, the change in rates is applied evenly throughout the horizon.
We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 bps instantaneous shock, approximately 75% of the expected benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 bps instantaneous shock, approximately 50-60% of the benefit is driven by U.S. rates.

State Street Corporation | 100

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 38: NII SENSITIVITY
(In millions)	December 31, 2017	December 31, 2016
Rate change:	Benefit / (Exposure)
+100 bps shock	$435	$585
–100 bps shock	(294)	(265)
+100 bps ramp	177	284
–100 bps ramp	(122)	(161)
As of December 31, 2017, NII sensitivity remains positioned to benefit from rising interest rates. Compared to prior year-end, the decreased benefit to the up 100 bps instantaneous shock is driven by investment portfolio activity and higher forecasted short-end rates, which impacts the repricing characteristics of client deposits and other liabilities. The increased exposure to the down 100 bps instantaneous rate shock is driven by higher observed short-term interest rates relative to prior year-end. Gradual rate shocks have a similar asset sensitive positioning compared with instantaneous shocks, but are less impactful due to the severity of the rate shift.
Economic Value of Equity
The following table highlights our economic value of equity sensitivity to a +/-200 bps instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements.

TABLE 39: EVE SENSITIVITY
	December 31, 2017	December 31, 2016
(In millions)
Rate change:	Benefit / (Exposure)
+200 bps shock	$(1,507)	$(1,092)
–200 bps shock	11	877
As of December 31, 2017, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The change in each scenario is driven by investment portfolio repositioning and higher modeled client deposit duration. The -200 bps scenario is also impacted by the low level of rates, which can limit the size of the rate shock.
Model Risk Management
The use of models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a new source of risk. In large banking organizations like State Street, model results influence business decisions, and model failure could have a harmful effect on our financial performance.

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
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM's Model Risk Management and receiving the result on the validation that allows for use.
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

Additional information about G-SIBs is provided under “Regulatory Capital Adequacy and Liquidity Standards” in "Supervision and Regulation" under Item 1, Business, of this Form 10-K.
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
The Basel III final rule also introduced a capital conservation buffer and a countercyclical capital buffer that add to the minimum risk-based capital ratios. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum CET1, and tier 1 and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
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
Under the Basel III final rule, certain new items are deducted from CET1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from CET1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on AFS investment securities flow through to and affect State Street’s and State Street Bank's CET1 capital, subject to a phase-in schedule.
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

TABLE 40: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1)

	2015	2016	2017	2018	2019
Capital conservation buffer (CET1)	—%	0.625%	1.250%	1.875%	2.500%
G-SIB surcharge (CET1)(2)	—	0.375	0.750	1.125	1.500

Minimum CET1(3)	4.500	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.000	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.000	9.000	10.000	11.000	12.000

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

State Street Corporation | 105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,302	$10,302	$10,286	$10,286	$11,612	$11,612	$11,376	$11,376
Retained earnings			18,856	18,856	17,459	17,459	12,312	12,312	12,285	12,285
Accumulated other comprehensive income (loss)			(972)	(972)	(1,936)	(1,936)	(809)	(809)	(1,648)	(1,648)
Treasury stock, at cost			(9,029)	(9,029)	(7,682)	(7,682)	—	—	—	—
Total			19,157	19,157	18,127	18,127	23,115	23,115	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,877)	(6,877)	(6,348)	(6,348)	(6,579)	(6,579)	(6,060)	(6,060)
Other adjustments			(76)	(76)	(155)	(155)	(5)	(5)	(148)	(148)
CET1 capital			12,204	12,204	11,624	11,624	16,531	16,531	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(18)	(18)	(103)	(103)	—	—	—	—
Tier 1 capital			15,382	15,382	14,717	14,717	16,531	16,531	15,805	15,805
Qualifying subordinated long-term debt			980	980	1,172	1,172	983	983	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			4	72	19	77	—	72	15	77
Other adjustments			1	1	1	1	—	—	—	—
Total capital			$16,367	$16,435	$15,909	$15,967	$17,514	$17,586	$16,999	$17,061
Risk-weighted assets:
Credit risk			$49,976	$101,349	$50,900	$98,125	$47,448	$98,433	$47,383	$94,413
Operational risk(4)			45,822	NA	44,579	NA	45,295	NA	44,043	NA
Market risk(5)			3,358	1,334	3,822	1,751	3,375	1,334	3,822	1,751
Total risk-weighted assets			$99,156	$102,683	$99,301	$99,876	$96,118	$99,767	$95,248	$96,164
Adjusted quarterly average assets			$209,328	$209,328	$226,310	$226,310	$206,070	$206,070	$222,584	$222,584

Capital Ratios(1):	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
CET1 capital	6.5%	5.5%	12.3%	11.9%	11.7%	11.6%	17.2%	16.6%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.5	15.0	14.8	14.7	17.2	16.6	16.6	16.4
Total capital	10.0	9.0	16.5	16.0	16.0	16.0	18.2	17.6	17.8	17.7
Tier 1 leverage	4.0	4.0	7.3	7.3	6.5	6.5	8.0	8.0	7.1	7.1

(1) CET1 capital, tier 1 capital and total capital ratios as of December 31, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of December 31, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
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
Our CET1 capital increased $580 million as of December 31, 2017 compared to December 31, 2016 primarily due to net income of $2.18 billion and an increase in accumulated other comprehensive income of $964 million. The increases in CET1 capital were partially offset by capital distributions of $2.23 billion from common stock purchases and dividends, the impact from the 2017 phase-in of the deduction of intangibles (80% in 2017 compared to 60% in 2016), and the impact from the TCJA in 2017. The TCJA resulted in one-time estimated net impact to capital attributable to a change in deferred tax liability on capital deductions of $356 million which consisted of the $270 million impact to net income and an additional $86 million related to a net change in deductible deferred taxes. Actual effects of the TCJA may differ from these estimates, among other things, due to additional tax and regulatory guidance and change in State Street assumptions and interpretations.
In the same comparative period, our tier 1 capital increased $665 million, due to the increase in CET1 capital. Total capital increased $458 million under advanced approaches and increased $468 million under standardized approach due to the changes to tier 1 capital. State Street Bank's tier 1 capital increased $726 million, and total capital increased $515 million and $525 million under the advanced and standardized approaches, respectively, as of December 31, 2017, compared to December 31, 2016. The increase is a result of higher CET1.

The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the years ended December 31, 2017 and 2016.

TABLE 42: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches December 31, 2017	Basel III Standardized Approach December 31, 2017	Basel III Advanced Approaches December 31, 2016	Basel III Standardized Approach December 31, 2016
CET1 capital:
CET1 capital balance, beginning of period	$11,624	$11,624	$12,433	$12,433
Net income	2,177	2,177	2,143	2,143
Changes in treasury stock, at cost	(1,347)	(1,347)	(1,225)	(1,225)
Dividends declared	(778)	(778)	(732)	(732)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(529)	(529)	(421)	(421)
Effect of certain items in accumulated other comprehensive income (loss)	964	964	(514)	(514)
Other adjustments	93	93	(60)	(60)
Changes in CET1 capital	580	580	(809)	(809)
CET1 capital balance, end of period	12,204	12,204	11,624	11,624
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,717	14,717	15,264	15,264
Change in CET1 capital	580	580	(809)	(809)
Net issuance of preferred stock	—	—	493	493
Trust preferred capital securities phased out of tier 1 capital	—	—	(237)	(237)
Other adjustments	85	85	6	6
Changes in tier 1 capital	665	665	(547)	(547)
Tier 1 capital balance, end of period	15,382	15,382	14,717	14,717
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,192	1,250	2,085	2,139
Net issuance and changes in long-term debt qualifying as tier 2	(192)	(192)	(186)	(186)
Trust preferred capital securities phased into tier 2 capital	—	—	(713)	(713)
Changes in ALLL and other	(15)	(5)	7	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	(207)	(197)	(893)	(889)
Tier 2 capital balance, end of period	985	1,053	1,192	1,250
Total capital:
Total capital balance, beginning of period	15,909	15,967	17,349	17,403
Changes in tier 1 capital	665	665	(547)	(547)
Changes in tier 2 capital	(207)	(197)	(893)	(889)
Total capital balance, end of period	$16,367	$16,435	$15,909	$15,967

State Street Corporation | 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the years ended December 31, 2017 and 2016.

TABLE 43: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	December 31, 2017	December 31, 2016
Total risk-weighted assets, beginning of period	$99,301	$99,552
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	2,914	(1,027)
Net increase (decrease) in loans and leases	30	575
Net increase (decrease) in securitization exposures	(683)	(3,246)
Net increase (decrease) in repo-style transaction exposures	440	606
Net increase (decrease) in OTC derivatives exposures	(1,082)	1,812
Net increase (decrease) in all other(1)	(2,543)	447
Net increase (decrease) in credit risk-weighted assets	(924)	(833)
Net increase (decrease) in credit valuation adjustment	(47)	512
Net increase (decrease) in market risk-weighted assets	(417)	(627)
Net increase (decrease) in operational risk-weighted assets	1,243	697
Total risk-weighted assets, end of period	$99,156	$99,301

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of December 31, 2017, total advanced approaches risk-weighted assets decreased $145 million compared to December 31, 2016, mainly due to a decrease in credit risk and market risk, partially offset by an increase in operational risk. The decrease in credit risk was mainly due to lower volatility in our FX derivative portfolio leading to a lower positive marked-to-market, a decrease in cash and redemptions of equity investments, offset by an increase in the investment portfolio driven by purchases of foreign sovereign bonds. Market risk reduction of $417 million resulted from a lower stressed VaR. The decrease in credit valuation adjustment was also driven by the lower marked-to-market in our FX derivative portfolios. Operational risk increased approximately $1.24 billion due to a recalibration of the Operational Risk Advanced Measurement Approach Capital model.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the years ended December 31, 2017 and 2016.

TABLE 44: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	December 31, 2017	December 31, 2016
Total estimated risk-weighted assets, beginning of period(1)	$99,876	$95,893
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,729	(1,471)
Net increase (decrease) in loans and leases	2,589	998
Net increase (decrease) in securitization exposures	(690)	(3,144)
Net increase (decrease) in repo-style transaction exposures	2,058	4,994
Net increase (decrease) in OTC derivatives exposures	(1,709)	3,462
Net increase (decrease) in all other(2)	(753)	(229)
Net increase (decrease) in credit risk-weighted assets	3,224	4,610
Net increase (decrease) in market risk-weighted assets	(417)	(627)
Total risk-weighted assets, end of period	$102,683	$99,876

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of December 31, 2017, total standardized approach risk-weighted assets increased $2.81 billion compared to December 31, 2016, primarily the result of an increase in credit risk partially offset by a decrease in market risk resulting from a lower stressed VaR. The main drivers of the credit risk change were an increase in loans, securities finance portfolio due to a mix shift to equities, corporate bonds and sovereigns, and an increase in the investment portfolio due to purchases, offset by a decrease in FX contracts due to a shift to counterparties with a lower weighted-average risk-weight.

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
The regulatory capital ratios as of December 31, 2017, presented in Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of December 31, 2017, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on the Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

State Street Corporation | 109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Estimated Basel III Fully Phased-in Capital Ratios
Table 45: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 46: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of December 31, 2017, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a pro forma basis under the fully phased-in provisions of the Basel III final rule.

TABLE 45: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
December 31, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$19,157	$(23)	$19,134	$19,157	$(23)	$19,134
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,877)	(279)	(7,156)	(6,877)	(279)	(7,156)
Other adjustments				(76)	(18)	(94)	(76)	(18)	(94)
CET1 capital				12,204	(320)	11,884	12,204	(320)	11,884
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(18)	18	—	(18)	18	—
Additional tier 1 capital				3,178	18	3,196	3,178	18	3,196
Tier 1 capital				15,382	(302)	15,080	15,382	(302)	15,080
Tier 2 capital:
Qualifying subordinated long-term debt				980	1	981	980	1	981
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				4	—	4	72	—	72
Other				1	(1)	—	1	(1)	—
Tier 2 capital				985	—	985	1,053	—	1,053
Total capital				$16,367	$(302)	$16,065	$16,435	$(302)	$16,133
Risk weighted assets				$99,156	$(42)	$99,114	$102,683	$(40)	$102,643
Adjusted average assets				209,328	(220)	209,108	209,328	(220)	209,108
Total assets for SLR				236,986	(278)	236,708	236,986	(278)	236,708

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
CET1 capital(2)	4.5%	6.5%	8.5%	12.3%		12.0%	11.9%		11.6%
Tier 1 capital	6.0	8.0	10.0	15.5		15.2	15.0		14.7
Total capital	8.0	10.0	12.0	16.5		16.2	16.0		15.7
Tier 1 leverage	4.0	NA	NA	7.3		7.2	7.3		7.2
SLR	5.0	NA	NA	6.5		6.4	6.5		6.4

(1) CET1 ratio is calculated by dividing CET1 (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and SLR is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) CET1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios.
NA Not applicable

State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 46: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
December 31, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$23,115	$(21)	$23,094	$23,115	$(21)	$23,094
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,579)	(270)	(6,849)	(6,579)	(270)	(6,849)
Other adjustments				(5)	—	(5)	(5)	—	(5)
CET1 capital				16,531	(291)	16,240	16,531	(291)	16,240
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				16,531	(291)	16,240	16,531	(291)	16,240
Tier 2 capital:
Qualifying subordinated long-term debt				983	—	983	983	—	983
ALLL and other				—	—	—	72	—	72
Tier 2 capital				983	—	983	1,055	—	1,055
Total capital				$17,514	$(291)	$17,223	$17,586	$(291)	$17,295
Risk weighted assets				$96,118	$(88)	$96,030	$99,767	$(83)	$99,684
Adjusted average assets				206,070	(214)	205,856	206,070	(214)	205,856
Total assets for SLR				233,790	(271)	233,519	233,790	(271)	233,519

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
CET 1 capital(2)	4.5%	6.5%	8.5%	17.2%		16.9%	16.6%		16.3%
Tier 1 capital	6.0	8.0	10.0	17.2		16.9	16.6		16.3
Total capital	8.0	10.0	12.0	18.2		17.9	17.6		17.3
Tier 1 leverage	4.0	NA	NA	8.0		7.9	8.0		7.9
SLR	6.0	NA	NA	7.1		7.0	7.1		7.0

(1) CET1 capital ratio is calculated by dividing CET1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and SLR is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) CET1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios.
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

TABLE 47: SUPPLEMENTARY LEVERAGE RATIO
December 31, 2017	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro-Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,382	$(302)	$15,080

On-and off-balance sheet leverage exposure	243,958	—	243,958
Less: regulatory deductions	(6,972)	(278)	(7,250)
Total assets for SLR	$236,986	$(278)	$236,708
Supplementary leverage ratio	6.5%	(0.1)%	6.4%

State Street Bank:
Tier 1 capital	$16,531	$(291)	$16,240

On-and off-balance sheet leverage exposure	240,373	—	240,373
Less: regulatory deductions	(6,583)	(271)	(6,854)
Total assets for SLR	$233,790	$(271)	$233,519
Supplementary leverage ratio	7.1%	(0.1)%	7.0%

State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2017:

TABLE 48: PREFERRED STOCK ISSUED AND OUTSTANDING
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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 49: PREFERRED STOCK DIVIDENDS
	Years Ended December 31,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,000	1.52	45
Series F	5,250	52.50	40	5,250	52.50	40
Series G	5,352	1.32	27	3,626	0.90	18
Total			$182			$173

In February 2018, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25, and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in March 2018.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program).
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under both the 2017 Program and 2016 Program during the year ended December 31, 2017:

State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 50: SHARES REPURCHASED
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	9.4	$79.93	$750
2017 Program	7.4	94.54	700
Total	16.8	$86.37	$1,450

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-K.
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 51: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016
Common Stock	$1.60	$596	$1.44	$559
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

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $381.82 billion as of December 31, 2017, compared to $360.45 billion as of December 31, 2016. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $400.83 billion and $377.92 billion as collateral for indemnified securities on loan as of December 31, 2017 and December 31, 2016, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $400.83

State Street Corporation | 114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

billion and $377.92 billion, referenced above, $61.27 billion and $60.00 billion was invested in indemnified repurchase agreements as of December 31, 2017 and December 31, 2016, respectively. We or our agents held $65.27 billion and $63.96 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2017 and December 31, 2016, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 10, 12 and 14 to the consolidated financial statements included in this Form 10-K.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the more significant accounting policies applied by State Street have been identified by management as those associated with recurring fair value measurements, OTTI of investment securities, impairment of goodwill and other intangible assets, and contingencies. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
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

State Street Corporation | 115

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2017, including the effect of netting, we categorized approximately 1% of our financial assets carried at fair value in level 1, approximately 96% of our financial assets carried at fair value in level 2, and approximately 3% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2016, including the effect of netting, we categorized approximately 6% of our financial assets carried at fair value in level 1, approximately 92% of our financial assets carried at fair value in level 2, and approximately 2% of our financial assets carried at fair value in level 3 of the fair value hierarchy.
As of December 31, 2017, on the same basis, we categorized less than 1% of our financial liabilities carried at fair value in level 1, approximately 99% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2016, on the same basis, we categorized none of our financial liabilities carried at fair value in level 1, approximately 100% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
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

The substantial majority of our financial assets categorized in level 3 were asset-backed AFS securities. Level-3 assets also included foreign exchange derivative contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2017 increased approximately 57% compared to 2016, primarily the result of purchases of asset-backed and non-U.S. debt securities.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial results in 2017, 2016 or 2015.
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
Impairment of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired at the acquisition date. Other intangible assets represent purchased long-lived intangible assets, primarily client relationships and core deposit intangible assets, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, while other intangible assets are amortized over their estimated useful lives.
Goodwill is ultimately supported by earnings and cash flows from our Investment Servicing and Investment Management lines of business. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a write-down of the reported amount of goodwill through a charge to other expenses in our consolidated statement of income.
Management reviews goodwill for impairment annually or more frequently if circumstances arise or events occur that indicate an impairment of the carrying amount may exist. We begin our review by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude from the qualitative assessment of goodwill impairment that it is more likely than not that a reporting unit’s fair value is greater than its carrying amount, quantitative tests are not required. However, if we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we complete a quantitative assessment to determine if there is goodwill impairment.
The quantitative assessment involves using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value of the reporting unit's goodwill to its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.
To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies: a market approach, based on a comparison of the reporting unit to publicly-traded companies in similar lines of business; or an income approach, based on the value of the cash flows that the business can be expected to generate in the future.
Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is provided in Note 5 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary, of this Form 10-K.
During the third quarter of 2017, we assessed goodwill for impairment using a qualitative assessment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, significant or adverse changes in the business, firm and industry events, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Based on our evaluation of these factors, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount.
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
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2017, 2016 or 2015. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2017 totaled approximately $6.02 billion and $1.61 billion, respectively, compared to $5.81 billion and $1.75 billion, respectively, as of December 31, 2016.
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

State Street Corporation | 118

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in "Financial Condition" included under Item 7, Management's Discussion and Analysis, of this Form 10-K, is incorporated by reference herein.
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

State Street Corporation | 119

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the "Corporation") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1972.
Boston, Massachusetts
February 26, 2018

State Street Corporation | 120

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Fee revenue:
Servicing fees	$5,365	$5,073	$5,153
Management fees	1,616	1,292	1,174
Trading services	1,071	1,099	1,146
Securities finance	606	562	496
Processing fees and other	247	90	309
Total fee revenue	8,905	8,116	8,278
Net interest income:
Interest income	2,908	2,512	2,488
Interest expense	604	428	400
Net interest income	2,304	2,084	2,088
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	(39)	10	(5)
Losses from other-than-temporary impairment	—	(2)	(1)
Losses reclassified (from) to other comprehensive income	—	(1)	—
Gains (losses) related to investment securities, net	(39)	7	(6)
Total revenue	11,170	10,207	10,360
Provision for loan losses	2	10	12
Expenses:
Compensation and employee benefits	4,394	4,353	4,061
Information systems and communications	1,167	1,105	1,022
Transaction processing services	838	800	793
Occupancy	461	440	444
Acquisition and restructuring costs	266	209	25
Professional services	340	379	490
Amortization of other intangible assets	214	207	197
Other	589	584	1,018
Total expenses	8,269	8,077	8,050
Income before income tax expense (benefit)	2,899	2,120	2,298
Income tax expense (benefit)	722	(22)	318
Net income from non-controlling interest	—	1	—
Net income	$2,177	$2,143	$1,980
Net income available to common shareholders	$1,993	$1,968	$1,848
Earnings per common share:
Basic	$5.32	$5.03	$4.53
Diluted	5.24	4.97	4.47
Average common shares outstanding (in thousands):
Basic	374,793	391,485	407,856
Diluted	380,213	396,090	413,638
Cash dividends declared per common share	$1.60	$1.44	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 121

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2017	2016	2015
Net income	$2,177	$2,143	$1,980
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $21, ($11) and ($101), respectively	900	(372)	(735)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $272, ($119), and ($195), respectively	367	(181)	(331)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $16, $16 and $5, respectively	22	23	12
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3, $5 and $8, respectively	3	7	13
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($181), ($42) and $24, respectively	(285)	(64)	17
Net unrealized gains (losses) on retirement plans, net of related taxes of $8, $1 and $51, respectively	24	(11)	89
Other comprehensive income (loss)	1,031	(598)	(935)
Total comprehensive income	$3,208	$1,545	$1,045

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 122

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31
(Dollars in millions, except per share amounts)	2017	2016
Assets:
Cash and due from banks	$2,107	$1,314
Interest-bearing deposits with banks	67,227	70,935
Securities purchased under resale agreements	3,241	1,956
Trading account assets	1,093	1,024
Investment securities available-for-sale	57,121	61,998
Investment securities held-to-maturity (fair value of $40,255 and $34,994)	40,458	35,169
Loans and leases (less allowance for losses of $54 and $53)	23,240	19,704
Premises and equipment (net of accumulated depreciation of $3,881 and $3,333)	2,186	2,062
Accrued interest and fees receivable	3,099	2,644
Goodwill	6,022	5,814
Other intangible assets	1,613	1,750
Other assets	31,018	38,328
Total assets	$238,425	$242,698
Liabilities:
Deposits:
Non-interest-bearing	$47,175	$59,397
Interest-bearing—U.S.	50,139	30,911
Interest-bearing—non-U.S.	87,582	96,855
Total deposits	184,896	187,163
Securities sold under repurchase agreements	2,842	4,400
Other short-term borrowings	1,144	1,585
Accrued expenses and other liabilities	15,606	16,901
Long-term debt	11,620	11,430
Total liabilities	216,108	221,479
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,799	9,782
Retained earnings	18,856	17,459
Accumulated other comprehensive income (loss)	(1,009)	(2,040)
Treasury stock, at cost (136,229,784 and 121,940,502 shares)	(9,029)	(7,682)
Total shareholders’ equity	22,317	21,219
Total liabilities and shareholders' equity	$238,425	$242,698

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 123

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,737	$(507)	88,685	$(5,158)	$21,328
Net income					1,980				1,980
Other comprehensive income						(935)			(935)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $1.32 per share					(536)				(536)
Preferred stock					(130)				(130)
Common stock acquired							20,521	(1,520)	(1,520)
Common stock awards and options exercised, including income tax benefit of $70				(41)			(4,976)	221	180
Other				(4)	(2)		(2)		(6)
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					2,143				2,143
Other comprehensive income (loss)						(598)			(598)
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $1.44 per share					(559)				(559)
Preferred stock					(173)				(173)
Common stock acquired							21,098	(1,365)	(1,365)
Common stock awards and options exercised, including income tax benefit of $13				36			(3,369)	139	175
Other					(1)		(16)	1	—
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					2,177				2,177
Other comprehensive income						1,031			1,031
Preferred stock issued									—
Cash dividends declared:
Common stock - $1.60 per share					(596)				(596)
Preferred stock					(182)				(182)
Common stock acquired							16,788	(1,450)	(1,450)
Common stock awards exercised				16			(2,503)	104	120
Other				1	(2)		4	(1)	(2)
Balance as of December 31, 2017	$3,196	503,880	$504	$9,799	$18,856	$(1,009)	136,230	$(9,029)	$22,317

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 124

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2017	2016	2015
Operating Activities:
Net income	$2,177	$2,143	$1,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	95	(358)	(168)
Amortization of other intangible assets	214	207	197
Other non-cash adjustments for depreciation, amortization and accretion, net	871	722	604
Losses (gains) related to investment securities, net	39	(7)	6
Change in trading account assets, net	(69)	(175)	75
Change in accrued interest and fees receivable, net	(455)	(298)	(104)
Change in collateral deposits, net	1,819	(18)	(6,662)
Change in unrealized losses on foreign exchange derivatives, net	3,267	(1,057)	982
Change in other assets, net	(1,341)	1,772	1,156
Change in accrued expenses and other liabilities, net	9	(1,147)	(48)
Other, net	307	506	579
Net cash provided by (used in) operating activities	6,933	2,290	(1,403)
Investing Activities:
Net decrease in interest-bearing deposits with banks	3,708	4,403	18,185
Net (increase) decrease in securities purchased under resale agreements	(1,285)	1,448	(1,014)
Proceeds from sales of available-for-sale securities	12,439	1,401	12,309
Proceeds from maturities of available-for-sale securities	28,878	30,070	28,025
Purchases of available-for-sale securities	(34,841)	(30,162)	(25,397)
Proceeds from maturities of held-to-maturity securities	4,028	7,942	3,842
Purchases of held-to-maturity securities	(8,772)	(8,425)	(9,398)
Net (increase) in loans and leases	(3,511)	(924)	(561)
Business acquisitions	—	(437)	—
Purchases of equity investments and other long-term assets	(233)	(643)	(366)
Purchases of premises and equipment, net	(637)	(613)	(703)
Proceeds from sale of joint venture investment	172	—	—
Other, net	102	170	73
Net cash provided by investing activities	48	4,230	24,995
Financing Activities:
Net (decrease) increase in time deposits	(15,306)	8,488	(9,878)
Net increase (decrease) in all other deposits	13,040	(12,952)	(7,535)
Net (decrease) in other short-term borrowings	(1,999)	(268)	(7,074)
Proceeds from issuance of long-term debt, net of issuance costs	747	1,492	2,983
Payments for long-term debt and obligations under capital leases	(493)	(1,441)	(1,155)
Proceeds from issuance of preferred stock, net	—	493	742
Proceeds from exercises of common stock options	—	—	4
Purchases of common stock	(1,292)	(1,365)	(1,520)
Excess tax benefit related to stock-based compensation	—	13	70
Repurchases of common stock for employee tax withholding	(126)	(122)	(222)
Payments for cash dividends	(768)	(723)	(655)
Other, net	9	(28)	—
Net cash (used in) financing activities	(6,188)	(6,413)	(24,240)
Net increase (decrease)	793	107	(648)
Cash and due from banks at beginning of period	1,314	1,207	1,855
Cash and due from banks at end of period	$2,107	$1,314	$1,207

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 125

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary accompanying these consolidated financial statements.

State Street Corporation | 126

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Basis of Presentation
The accounting and financial reporting policies of State Street Corporation conform to U.S. GAAP. State Street Corporation, the Parent Company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis, including our principal banking subsidiary, State Street Bank.
We have two lines of business:
Investment Servicing provides products and services including: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
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
Consolidation
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
Use of Estimates
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
Foreign Currency Translation
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
Cash and Cash Equivalents
For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined as cash and due from banks.
Interest-Bearing Deposits with Banks
Interest-bearing deposits with banks generally consist of highly liquid, short-term investments maintained at the Federal Reserve Bank and other non-U.S. central banks with original maturities at the time of purchase of one month or less.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
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

State Street Corporation | 127

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fee and Net Interest Income
Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded in our consolidated statement of income based on estimates or specific contractual terms, including mutually agreed changes to terms, as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the client is fixed or determinable and collectability is reasonably assured. Amounts accrued at period-end are recorded in accrued interest and fees receivable in our consolidated statement of condition. Performance fees generated by our investment management activities are recorded when the performance period is complete, based on predetermined benchmarks associated with the applicable fund’s performance.
Interest income on interest-earning assets and interest expense on interest-bearing liabilities are recorded in our consolidated statement of income as components of NII, and are generally based on the effective yield of the related financial asset or liability.

Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value	Note	2	Page	131
Investment Securities	Note	3	Page	139
Loans and Leases	Note	4	Page	147
Goodwill and Other Intangible Assets	Note	5	Page	150
Derivative Financial Instruments	Note	10	Page	153
Offsetting Arrangements	Note	11	Page	160
Contingencies	Note	13	Page	165
Variable Interest Entities	Note	14	Page	167
Regulatory Capital	Note	16	Page	171
Equity-Based Compensation	Note	18	Page	173
Income Taxes	Note	22	Page	177
Earnings Per Common Share	Note	23	Page	179
Acquisitions and Dispositions
In the first quarter of 2017, we completed the sale of our joint venture interest in IFDS U.K. for approximately $175 million in cash and the exchange of our joint venture interest in BFDS stock for $158 million in State Street's common stock. We recognized a pre-tax gain of $30 million, in the aggregate, in the year ended December 31, 2017 on these dispositions. In the third quarter of 2017, we recognized a pre-tax gain of $26 million on the sale of an alternative trading platform.
On July 1, 2016, we completed our acquisition of GE Asset Management (GEAM) from General Electric Company, with a total purchase price of approximately $485 million.
We accounted for this acquisition as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.

State Street Corporation | 128

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

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
January 1, 2018
The timing and amount of our material revenue streams, including servicing fees, management fees, trading services, and securities finance, remain substantially unchanged as these revenues will continue to be recognized over time. Specifically, under the new standard we will recognize revenue related to these activities ratably over the term of the related agreements with customers as the customer simultaneously benefits from the services as they are performed.
The standard does not apply to revenue associated with financial instruments, including loans and securities, or revenue recognized under other U.S. GAAP standards. Therefore NII, securities gains/ losses and revenue related to derivative instruments are not impacted by the standard.
The new standard modified the principal and agent guidance requiring certain costs previously presented on a net basis to be presented on a gross basis, which we expect will increase 2018 revenue and expenses by an estimated $225 million, the majority reflected in Investment Management.
We have adopted the new standard as of January 1, 2018, using the modified retrospective method of adoption. No material adjustment to retained earnings was required.

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
January 1, 2018
Upon adoption of the standard on January 1, 2018, we reclassified approximately $443 million of equity securities classified as available for sale to equity securities held at fair value through profit and loss. The cumulative-effect transition adjustment recognized in retained earnings on January 1, 2018 was immaterial to the financial statements.

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
January 1, 2019
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, primarily real estate leases for office space, as well as additional disclosure on all of our lease obligations.

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

State Street Corporation | 129

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relevant standards that were recently issued but not yet adopted (continued)
Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	The standard amends the statement of cash flow guidance to address specific cash flow issues with the objective of reducing the existing diversity in practice.	January 1, 2018	Based on our current presentation there is no significant change to our presentation of the statement of cash flows.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The standard incorporates gating criteria to determine when an integrated set of assets and activities is not a business. When substantially all the fair value of gross assets acquired (or group of similar identifiable assets) is concentrated in a single identifiable asset, it would not represent a business.
		January 1, 2018, early adoption permitted	We have adopted this standard as of January 1, 2018 and will apply it prospectively to transactions occurring after adoption date, as applicable.
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
Relevant standards that were adopted during the year ended December 31, 2017
We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. Starting in the quarter ended March 31, 2017, we reclassified excess tax benefits related to stock-based compensation from financing activities to other operating activities on the consolidated statement of cash flows. We continued to present repurchases of common stock for employee tax withholding in financing activities in the consolidated statements of cash flows for all periods presented.

As required by the transition provisions of the standard, excess tax benefits previously recognized in surplus prior to January 1, 2017 remain in surplus, and excess tax benefits recognized after January 1, 2017 are included in income tax expense. In connection with this change, we recognized a tax benefit of $24.8 million in the year ended December 31, 2017. We elected to make no changes to our current policy of estimating forfeitures or our tax withholding rates.

State Street Corporation | 130

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.    Fair Value
Fair Value Measurements
We carry trading account assets and liabilities, AFS investment securities and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders' equity in our consolidated statement of condition.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2017 and 2016.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During 2017, approximately $9 million of assets were transferred between levels 1 and 2. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2016.

State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	389	93	—		482
Other	44	528	—		572
Total trading account assets	472	621	—		1,093
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	212	—		223
Mortgage-backed securities	—	10,872	—		10,872
Total U.S. Treasury and federal agencies	11	11,084	—		11,095
Asset-backed securities:
Student loans	—	3,358	—		3,358
Credit cards	—	1,542	—		1,542
Other(2)	—	89	1,358		1,447
Total asset-backed securities	—	4,989	1,358		6,347
Non-U.S. debt securities:
Mortgage-backed securities	—	6,576	119		6,695
Asset-backed securities	—	2,545	402		2,947
Government securities	—	10,721	—		10,721
Other(3)	—	5,904	204		6,108
Total non-U.S. debt securities	—	25,746	725		26,471
State and political subdivisions	—	9,108	43		9,151
Collateralized mortgage obligations	—	1,054	—		1,054
Other U.S. debt securities	—	2,560	—		2,560
U.S. equity securities	—	46	—		46
U.S. money-market mutual funds	—	397	—		397
Total AFS investment securities	11	54,984	2,126		57,121
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,596	1	$(7,593)	4,004
Interest-rate contracts	8	—	—	—	8
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	11,596	1	(7,593)	4,013
Total assets carried at fair value	$492	$67,201	$2,127	$(7,593)	$62,227
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$39	$—	$—	$—	$39
Derivative instruments:
Foreign exchange contracts	—	11,467	1	(5,970)	5,498
Interest-rate contracts	—	100	—	—	100
Other derivative contracts	1	283	—	—	284
Total derivative instruments	1	11,850	1	(5,970)	5,882
Total liabilities carried at fair value	$40	$11,850	$1	$(5,970)	$5,921

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $2,045 million and $422 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2017, the fair value of other ABS was primarily composed of $1,447 million of CLOs.
(3) As of December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,537 million of covered bonds and $1,885 million of corporate bonds.

State Street Corporation | 133

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$30	$—	$—		$30
Non-U.S. government securities	495	174	—		669
Other	—	325	—		325
Total trading account assets	525	499	—		1,024
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,824	439	—		4,263
Mortgage-backed securities	—	13,257	—		13,257
Total U.S. Treasury and federal agencies	3,824	13,696	—		17,520
Asset-backed securities:
Student loans	—	5,499	97		5,596
Credit cards	—	1,351	—		1,351
Sub-prime	—	272	—		272
Other(2)	—	—	905		905
Total asset-backed securities	—	7,122	1,002		8,124
Non-U.S. debt securities:
Mortgage-backed securities	—	6,535	—		6,535
Asset-backed securities	—	2,484	32		2,516
Government securities	—	5,836	—		5,836
Other(3)	—	5,365	248		5,613
Total non-U.S. debt securities	—	20,220	280		20,500
State and political subdivisions	—	10,283	39		10,322
Collateralized mortgage obligations	—	2,577	16		2,593
Other U.S. debt securities	—	2,469	—		2,469
U.S. equity securities	—	42	—		42
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	409	—		409
Non-U.S. money-market mutual funds	—	16	—		16
Total AFS investment securities	3,824	56,837	1,337		61,998
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	16,476	8	$(9,163)	7,321
Interest-rate contracts	—	68	—	(68)	—
Total derivative instruments	—	16,544	8	(9,231)	7,321
Total assets carried at fair value	$4,349	$73,880	$1,345	$(9,231)	$70,343
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$15,948	$8	$(10,456)	$5,500
Interest-rate contracts	—	348	—	(226)	122
Other derivative contracts	—	380	—	—	380
Total derivative instruments	—	16,676	8	(10,682)	6,002
Total liabilities carried at fair value	$—	$16,676	$8	$(10,682)	$6,002

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

State Street Corporation | 134

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present activity related to our level 3 financial assets during the years ended December 31, 2017 and 2016, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the year ended December 31, 2017, transfers into level 3 were mainly related to certain ABS and MBS, including non-U.S. debt securities, and municipal loans for which fair value was measured using information obtained from third-party sources, including non-binding broker or dealer quotes. During the years ended December 31, 2017 and 2016, transfers out of level 3 were mainly related to certain MBS and ABS, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2017(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—	$25	$(25)	$—
Asset-backed securities:
Student loans	97	—	1	200	—	—	—	(298)	—
Other	905	3	—	1,035	(240)	(620)	275	—	1,358
Total asset-backed securities	1,002	3	1	1,235	(240)	(620)	275	(298)	1,358
Non-U.S. debt securities:
Mortgage-backed securities	—	—	(2)	119	—	2	—	—	119
Asset-backed securities	32	1	—	370	(10)	(11)	67	(47)	402
Other	248	—	1	5	(81)	31	—	—	204
Total non-U.S. debt securities	280	1	(1)	494	(91)	22	67	(47)	725
State and political subdivisions	39	—	2	—	—	(3)	5	—	43
Collateralized mortgage obligations	16	—	(1)	24	—	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	(19)	—	—	—	—
Total AFS investment securities	1,337	4	1	1,772	(350)	(601)	372	(409)	2,126
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(7)	—	4	—	(4)	—	—	1	$(3)
Total derivative instruments	8	(7)	—	4	—	(4)	—	—	1	(3)
Total assets carried at fair value	$1,345	$(3)	$1	$1,776	$(350)	$(605)	$372	$(409)	$2,127	$(3)

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

State Street Corporation | 135

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of December 31, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$325	$—	$—	$(325)	$—
Asset-backed securities:
Student loans	189	1	3	—	$—	—	(96)	97
Other	1,764	31	(23)	469	(82)	(1,254)	—	905
Total asset-backed securities	1,953	32	(20)	469	(82)	(1,254)	(96)	1,002
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	(90)	—
Asset-backed securities	174	—	—	196	—	(60)	(278)	32
Other	255	—	—	222	—	(7)	(222)	248
Total non-U.S. debt securities	429	—	—	508	—	(67)	(590)	280
State and political subdivisions	33	—	9	—	—	(3)	—	39
Collateralized mortgage obligations	39	—	2	89	(66)	(27)	(21)	16
Other U.S. debt securities	10	—	—	—	—	(10)	—	—
Total AFS investment securities	2,464	32	(9)	1,391	(148)	(1,361)	(1,032)	1,337
Other assets:
Derivative instruments:
Foreign exchange contracts	5	9	—	3	—	(9)	—	8	$5
Total derivative instruments	5	9	—	3	—	(9)	—	8	5
Total assets carried at fair value	$2,469	$41	$(9)	$1,394	$(148)	$(1,370)	$(1,032)	$1,345	$5

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2017	As of December 31, 2016	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2017	As of December 31, 2016
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$—	$1	Discounted cash flows	Credit spread	—%	0.3%
State and political subdivisions	—	39	Discounted cash flows	Credit spread	—	1.8
Derivative instruments, foreign exchange contracts	1	8	Option model	Volatility	7.2	14.4
Total	$1	$48
Liabilities:
Derivative instruments, foreign exchange contracts	$1	$8	Option model	Volatility	7.2	14.4
Total	$1	$8

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measurement.

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Estimates
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by U.S. GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2017
Financial Assets:
Cash and due from banks	$2,107	$2,107	$2,107	$—	$—
Interest-bearing deposits with banks	67,227	67,227	—	67,227	—
Securities purchased under resale agreements	3,241	3,241	—	3,241	—
Investment securities held-to-maturity	40,458	40,255	16,814	23,318	123
Net loans (excluding leases)(1)	22,577	22,482	—	22,431	51
Financial Liabilities:
Deposits:
Non-interest-bearing	$47,175	$47,175	$—	$47,175	$—
Interest-bearing - U.S.	50,139	50,139	—	50,139	—
Interest-bearing - non-U.S.	87,582	87,582	—	87,582	—
Securities sold under repurchase agreements	2,842	2,842	—	2,842	—
Other short-term borrowings	1,144	1,144	—	1,144	—
Long-term debt	11,620	11,919	—	11,639	280

(1) Includes $3 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2017.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2016
Financial Assets:
Cash and due from banks	$1,314	$1,314	$1,314	$—	$—
Interest-bearing deposits with banks	70,935	70,935	—	70,935	—
Securities purchased under resale agreements	1,956	1,956	—	1,956	—
Investment securities held-to-maturity	35,169	34,994	17,400	17,439	155
Net loans (excluding leases)	18,862	18,877	—	18,781	96
Financial Liabilities:
Deposits:
Non-interest-bearing	$59,397	$59,397	$—	$59,397	$—
Interest-bearing - U.S.	30,911	30,911	—	30,911	—
Interest-bearing - non-U.S.	96,855	96,855	—	96,855	—
Securities sold under repurchase agreements	4,400	4,400	—	4,400	—
Other short-term borrowings	1,585	1,585	—	1,585	—
Long-term debt	11,430	11,618	—	11,282	336

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

State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost, fair value and associated unrealized gains and losses of investment securities as of the dates indicated:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$222	$2	$1	$223	$4,265	$7	$9	$4,263
Mortgage-backed securities	10,975	26	129	10,872	13,340	76	159	13,257
Total U.S. Treasury and federal agencies	11,197	28	130	11,095	17,605	83	168	17,520
Asset-backed securities:
Student loans(1)	3,325	37	4	3,358	5,659	12	75	5,596
Credit cards	1,565	2	25	1,542	1,377	—	26	1,351
Sub-prime	—	—	—	—	289	1	18	272
Other(2)	1,440	7	—	1,447	895	10	—	905
Total asset-backed securities	6,330	46	29	6,347	8,220	23	119	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,664	36	5	6,695	6,506	35	6	6,535
Asset-backed securities	2,942	5	—	2,947	2,513	4	1	2,516
Government securities	10,754	16	49	10,721	5,834	8	6	5,836
Other(3)	6,076	38	6	6,108	5,587	31	5	5,613
Total non-U.S. debt securities	26,436	95	60	26,471	20,440	78	18	20,500
State and political subdivisions	8,929	245	23	9,151	10,233	201	112	10,322
Collateralized mortgage obligations	1,060	3	9	1,054	2,610	18	35	2,593
Other U.S. debt securities	2,563	12	15	2,560	2,481	18	30	2,469
U.S. equity securities	40	8	2	46	39	6	3	42
Non-U.S. equity securities	—	—	—	—	3	—	—	3
U.S. money-market mutual funds	397	—	—	397	409	—	—	409
Non-U.S. money-market mutual funds	—	—	—	—	16	—	—	16
Total	$56,952	$437	$268	$57,121	$62,056	$427	$485	$61,998
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,028	$—	$143	$16,885	$17,527	$17	$58	$17,486
Mortgage-backed securities	16,651	22	225	16,448	10,334	20	221	10,133
Total U.S. Treasury and federal agencies	33,679	22	368	33,333	27,861	37	279	27,619
Asset-backed securities:
Student loans(1)	3,047	32	9	3,070	2,883	5	30	2,858
Credit cards	798	2	—	800	897	2	—	899
Other	1	—	—	1	35	—	—	35
Total asset-backed securities	3,846	34	9	3,871	3,815	7	30	3,792
Non-U.S. debt securities:
Mortgage-backed securities	939	82	6	1,015	1,150	70	15	1,205
Asset-backed securities	263	1	—	264	531	—	—	531
Government securities	474	2	—	476	286	3	—	289
Other	48	—	—	48	113	1	—	114
Total non-U.S. debt securities	1,724	85	6	1,803	2,080	74	15	2,139
Collateralized mortgage obligations	1,209	45	6	1,248	1,413	42	11	1,444
Total	$40,458	$186	$389	$40,255	$35,169	$160	$335	$34,994

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2017 and December 31, 2016, the fair value of other ABS was primarily composed of $1,447 million and $905 million, respectively, of CLOs.
(3) As of December 31, 2017 and December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,537 million and $3,769 million, respectively, of covered bonds and $1,885 million and $988 million, as of December 31, 2017 and December 31, 2016, respectively, of corporate bonds.

State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate investment securities with carrying values of approximately $48 billion and $46 billion as of December 31, 2017 and December 31, 2016, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2017, we sold $12.2 billion of AFS, primarily Agency MBS and U.S. Treasury securities in our investment portfolio, to position for the then-existing interest rate environment resulting in a pre-tax loss of $39 million.

In 2017, $496 million of Agency MBS previously classified as AFS were transferred to HTM, and in 2016, $4.9 billion, of Agency MBS and Student Loan ABS previously classified as AFS were transferred to HTM. Both transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized loss of $2.8 million and a net unrealized gain of $87 million as of December 31, 2017 and 2016, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 10 to 42 years).
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$67	$1	$67	$1
Mortgage-backed securities	5,161	31	3,341	98	8,502	129
Total U.S. Treasury and federal agencies	5,161	31	3,408	99	8,569	130
Asset-backed securities:
Student loans	—	—	769	4	769	4
Credit cards	1,289	25	—	—	1,289	25
Total asset-backed securities	1,289	25	769	4	2,058	29
Non-U.S. debt securities:
Mortgage-backed securities	1,059	4	469	1	1,528	5
Government securities	7,629	48	68	1	7,697	49
Other	816	4	289	2	1,105	6
Total non-U.S. debt securities	9,504	56	826	4	10,330	60
State and political subdivisions	734	6	901	17	1,635	23
Collateralized mortgage obligations	399	5	136	4	535	9
Other U.S. debt securities	1,007	8	345	7	1,352	15
U.S. equity securities	—	—	6	2	6	2
Total	$18,094	$131	$6,391	$137	$24,485	$268
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$14,439	$109	$2,447	$34	$16,886	$143
Mortgage-backed securities	6,785	38	5,988	187	12,773	225
Total U.S. Treasury and federal agencies	21,224	147	8,435	221	29,659	368
Asset-backed securities:
Student loans	440	3	423	6	863	9
Total asset-backed securities	440	3	423	6	863	9
Non-U.S. debt securities:
Mortgage-backed securities	—	—	239	6	239	6
Total non-U.S. debt securities	—	—	239	6	239	6
Collateralized mortgage obligations	—	—	276	6	276	6
Total	$21,664	$150	$9,373	$239	$31,037	$389

State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$651	$8	$180	$1	$831	$9
Mortgage-backed securities	7,072	131	1,114	28	8,186	159
Total U.S. Treasury and federal agencies	7,723	139	1,294	29	9,017	168
Asset-backed securities:
Student loans	54	—	3,745	75	3,799	75
Credit cards	795	1	494	25	1,289	26
Sub-prime	1	—	252	18	253	18
Other	75	—	—	—	75	—
Total asset-backed securities	925	1	4,491	118	5,416	119
Non-U.S. debt securities:
Mortgage-backed securities	442	1	893	5	1,335	6
Asset-backed securities	253	—	276	1	529	1
Government securities	1,314	6	—	—	1,314	6
Other	670	4	218	1	888	5
Total non-U.S. debt securities	2,679	11	1,387	7	4,066	18
State and political subdivisions	3,390	102	304	10	3,694	112
Collateralized mortgage obligations	1,259	31	162	4	1,421	35
Other U.S. debt securities	944	24	157	6	1,101	30
U.S. equity securities	8	—	5	3	13	3
Total	$16,928	$308	$7,800	$177	$24,728	$485
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$8,891	$57	$86	$1	$8,977	$58
Mortgage-backed securities	6,838	221	—	—	6,838	221
Total U.S. Treasury and federal agencies	15,729	278	86	1	15,815	279
Asset-backed securities:
Student loans	705	9	1,235	21	1,940	30
Credit cards	33	—	—	—	33	—
Other	18	—	9	—	27	—
Total asset-backed securities	756	9	1,244	21	2,000	30
Non-U.S. debt securities:
Mortgage-backed securities	54	2	330	13	384	15
Asset-backed securities	28	—	35	—	63	—
Government securities	180	—	—	—	180	—
Total non-U.S. debt securities	262	2	365	13	627	15
Collateralized mortgage obligations	537	4	204	7	741	11
Total	$17,284	$293	$1,899	$42	$19,183	$335

State Street Corporation | 142

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractual maturities of debt investment securities by carrying amount as of December 31, 2017. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

December 31, 2017	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$12	$6	$205	$223
Mortgage-backed securities	96	762	3,123	6,891	10,872
Total U.S. Treasury and federal agencies	96	774	3,129	7,096	11,095
Asset-backed securities:
Student loans	289	1,044	685	1,340	3,358
Credit cards	—	1,290	252	—	1,542
Other	—	350	956	141	1,447
Total asset-backed securities	289	2,684	1,893	1,481	6,347
Non-U.S. debt securities:
Mortgage-backed securities	551	4,502	602	1,040	6,695
Asset-backed securities	205	2,185	557	—	2,947
Government securities	2,195	3,201	4,448	877	10,721
Other	1,078	4,235	758	37	6,108
Total non-U.S. debt securities	4,029	14,123	6,365	1,954	26,471
State and political subdivisions	474	2,415	4,724	1,538	9,151
Collateralized mortgage obligations	3	145	170	736	1,054
Other U.S. debt securities	296	1,097	1,107	60	2,560
Total	$5,187	$21,238	$17,388	$12,865	$56,678
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,988	$14,968	$14	$58	$17,028
Mortgage-backed securities	—	162	1,605	14,884	16,651
Total U.S. Treasury and federal agencies	1,988	15,130	1,619	14,942	33,679
Asset-backed securities:
Student loans	35	245	265	2,502	3,047
Credit cards	178	620	—	—	798
Other	—	—	—	1	1
Total asset-backed securities	213	865	265	2,503	3,846
Non-U.S. debt securities:
Mortgage-backed securities	132	217	45	545	939
Asset-backed securities	26	237	—	—	263
Government securities	353	121	—	—	474
Other	—	48	—	—	48
Total non-U.S. debt securities	511	623	45	545	1,724
Collateralized mortgage obligations	8	144	343	714	1,209
Total	$2,720	$16,762	$2,272	$18,704	$40,458

State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross realized gains and losses from sales of AFS investment securities, and the components of net impairment losses included in net gains and losses related to investment securities for the periods indicated.

	Years Ended December 31,
(In millions)	2017	2016	2015
Gross realized gains from sales of AFS investment securities	$74	$15	$57
Gross realized losses from sales of AFS investment securities	(113)	(5)	(62)
Net impairment losses:
Gross losses from OTTI	—	(2)	(1)
Losses reclassified (from) to other comprehensive income	—	(1)	—
Net impairment losses(1)	—	(3)	(1)
Gains (losses) related to investment securities, net	$(39)	$7	$(6)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(1)	$—
Impairment associated with adverse changes in timing of expected future cash flows	—	(2)	(1)
Net impairment losses	$—	$(3)	$(1)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Years Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$66	$92	$115
Additions:
Losses for which OTTI was previously recognized	—	2	1
Deductions:
Previously recognized losses related to securities sold or matured	(2)	(28)	(24)
Balance, end of period	$64	$66	$92
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
Our review of impaired securities generally includes:

•	the identification and evaluation of securities that have indications of potential OTTI, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectability of those future cash flows, including information about past events, current conditions, and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for MBS and ABS;

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
The following provides a description of our process for the identification and assessment of OTTI, as well as information about OTTI recorded in 2017, 2016 and 2015 and changes in period-end unrealized losses, for major security types as of December 31, 2017.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and MBS receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no OTTI on these securities in 2017, 2016 or 2015. The overall increase in the unrealized losses on these securities as of December 31, 2017 was primarily attributable to interest rate increases in 2017.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by FFELP loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided to our securities in the form of over-collateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are protected from traditional consumer credit risk.
We recorded no OTTI on these securities in 2017, 2016 or 2015.The improvement in the mark to market for our FFELP loan-backed securities portfolio as of December 31, 2017 was primarily attributable to the tightening FFELP spreads.

Our assessment of OTTI of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.6 years as of December 31, 2017.
In general, the rating agencies have largely completed their downgrade review of FFELP loan-backed securities due to potential extension of student loan repayments beyond the securities’ legal final maturity dates. At this time, we do not expect a significant number of additional downgrades related to potential legal final maturity breaches. Based on the limited price impact on the overall FFELP loan-backed securities portfolio and recent remedial actions by issuers, including amending loan-backed securities’ maturity dates and exercising cleanup calls, the credit quality of the FFELP loan-backed securities portfolio remains stable and we, as a bondholder, remain protected from principal loss as a result of the aforementioned federal government guarantee and over-collateralization. Downside risks remain should remedial actions fail to address the extension risks.
Our total exposure to private student loan-backed securities was less than $70 million as of December 31, 2017. Our assessment of OTTI of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no OTTI on these securities in 2017, 2016 or 2015.
Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German and U.K. securities collateralized by automobile loans and leases. Our assessment of impairment with respect to these securities considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any OTTI exists.
We recorded OTTI of less than $1 million, $2 million and $1 million in 2017, 2016 and 2015, respectively, on non-U.S. residential MBS, which resulted from adverse changes in the timing of expected future cash flows from the securities.

State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our assessment of OTTI of these securities takes into account government intervention in the corresponding mortgage markets and assumes a baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential OTTI.
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
We recorded no OTTI on these securities in 2017, 2016 or 2015. The decline in the unrealized losses on these securities as of December 31, 2017 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in 2017.
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
We recorded no OTTI on these securities in 2017, 2016 or 2015.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, OTTI is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded no OTTI on these securities in 2017 and 2015. In 2016 we recorded $1 million of OTTI on these securities, all associated with expected credit losses.
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
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $657 million related to 1,283 securities as of December 31, 2017 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

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
Interest income related to loans is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest income over the term of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.
Leveraged-lease investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned income. Lease residual values are reviewed regularly for OTTI, with valuation adjustments recorded against processing fees and other revenue. Unearned income is recognized to yield a level rate of return on the net investment in the leases. Gains and losses on residual values of leased equipment sold are recorded in processing fees and other revenue.
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	December 31, 2017	December 31, 2016
Domestic:
Commercial and financial:
Loans to investment funds	$13,618	$11,734
Senior secured bank loans	2,923	3,256
Loans to municipalities	2,105	1,352
Other	50	70
Commercial real estate	98	27
Lease financing	267	338
Total domestic	19,061	16,777
Non-U.S.:
Commercial and financial:
Loans to investment funds	3,213	2,224
Senior secured bank loans	624	252
Lease financing	396	504
Total non-U.S.	4,233	2,980
Total loans and leases	23,294	19,757
Allowance for loan and lease losses	(54)	(53)
Loans and leases, net of allowance	$23,240	$19,704

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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2017 and December 31, 2016, the loans pledged as collateral totaled $1.9 billion and $1.5 billion, respectively.
The lease financing segment includes our investment in leveraged lease financing. The components of our net investment in leveraged lease financing, included in the lease financing segment in the preceding table, were as follows as of December 31, 2017 and December 31, 2016:

(In millions)	2017	2016
Net rental income receivable	$808	$1,039
Estimated residual values	89	89
Unearned income	(234)	(286)
Investment in leveraged lease financing	663	842
Less: related deferred income tax liabilities	(184)	(313)
Net investment in leveraged lease financing	$479	$529

State Street Corporation | 147

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

December 31, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,866	$98	$663	$18,627
Speculative(2)	4,638	—	—	4,638
Special mention(3)	29	—	—	29
Total	$22,533	$98	$663	$23,294

December 31, 2016	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,889	$27	$842	$15,758
Speculative(2)	3,984	—	—	3,984
Substandard(4)	15	—	—	15
Total	$18,888	$27	$842	$19,757

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
(4) Substandard loans and leases consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss
We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2017.

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	December 31, 2017				December 31, 2016
(In millions)	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$—	$15
Collectively evaluated for impairment	22,533	98	663	23,294	18,873	27	842	19,742
Total	$22,533	$98	$663	$23,294	$18,888	$27	$842	$19,757

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of December 31, 2017 , no loans were individually evaluated for impairment. As of December 31, 2016, $195 thousand of the allowance for loan and lease loss related to commercial and financial loans were individually evaluated for impairment, and the remainder of the allowance related to commercial and financial loans collectively evaluated for impairment.

State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2017, we had no impaired loans and leases. As of December 31, 2016, we identified one commercial and financial loan as impaired, with both a recorded investment and unpaid principal balance of $15 million. The impaired loan had zero related interest income and an associated allowance for loan losses of $0.2 million.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the years ended December 31, 2017 and December 31, 2016.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated.
As of December 31, 2017, there were no loans or leases on non-accrual status. As of December 31, 2016, there was one commercial and financial loan on non-accrual status, and no CRE loans or leases were on non-accrual status. As of both December 31, 2017 and 2016 there were no loans or leases 90 days or more contractually past due.
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
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$53	$46	$38
Provision for loan and lease losses	2	10	12
Charge-offs	(1)	(3)	(4)
Ending balance	$54	$53	$46

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

State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased long-lived intangible assets, primarily client relationships and core deposit intangible assets, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to at least annual evaluation for impairment. Other intangible assets, which are also subject to annual evaluation for impairment, are mainly related to client relationships, which are amortized on a straight-line basis over periods ranging from five to twenty years, and core deposit intangible assets, which are amortized on a straight-line basis over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.
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
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2015	$5,641	$30	$5,671
Acquisitions(1)	—	236	236
Divestitures and other reductions	(11)	—	(11)
Foreign currency translation	(80)	(2)	(82)
Ending balance December 31, 2016	$5,550	$264	$5,814
Acquisitions	17	—	17
Divestitures and other reductions	(9)	—	(9)
Foreign currency translation	194	6	200
Ending balance December 31, 2017	$5,752	$270	$6,022

(1) Investment Management includes our acquisition of the GEAM business on July 1, 2016, which is described in Note 1.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2015	$1,753	$15	$1,768
Acquisitions(1)	—	217	217
Divestitures	(8)	—	(8)
Amortization	(186)	(21)	(207)
Foreign currency translation and other, net	(20)	—	(20)
Ending balance December 31, 2016	$1,539	$211	$1,750
Acquisitions	16	—	16
Divestitures	(11)	—	(11)
Amortization	(183)	(31)	(214)
Foreign currency translation and other, net	71	1	72
Ending balance December 31, 2017	$1,432	$181	$1,613

(1) Investment Management includes our acquisition of the GEAM business on July 1, 2016, which is described in Note 1.

State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	December 31, 2017			December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,669	$(1,470)	$1,199	$2,620	$(1,306)	$1,314
Core deposits	686	(320)	366	661	(277)	384
Other	142	(94)	48	132	(80)	52
Total	$3,497	$(1,884)	$1,613	$3,413	$(1,663)	$1,750
Amortization expense related to other intangible assets was $214 million, $207 million and $197 million in 2017, 2016 and 2015, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2017 is as follows:

(In millions)	Future Amortization
Years Ending December 31,
2018	$191
2019	174
2020	171
2021	166
2022	165
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2017	December 31, 2016
Receivable - securities lending(1)	$19,404	$21,204
Derivative instruments, net	4,013	7,321
Bank-owned life insurance	3,242	3,158
Investments in joint ventures and other unconsolidated entities	2,259	2,363
Collateral, net	473	2,236
Prepaid expenses	364	333
Accounts receivable	348	886
Receivable for securities settlement	188	40
Deposits with clearing organizations	120	132
Deferred tax assets, net of valuation allowance(2)	113	210
Income taxes receivable	97	106
Other(3)	397	339
Total	$31,018	$38,328

(1) Refer to Note 11 for further information on the impact of collateral on our financial statement presentation of securities borrowing transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction. Gross deferred tax assets and liabilities are presented in Note 22.
(3) In 2017, includes amounts held in escrow accounts at third parties related to the negotiated settlements in the transition management legal matter presented in Note 13.

Note 7. Deposits
As of December 31, 2017, we had $39.73 billion of time deposits outstanding, of which $4.75 billion were wholesale CDs, $34.73 billion were derived from client deposits (payable on demand to such clients) and held in a time deposit established by State Street as the agent, and $252 million were non-U.S. and all of which are scheduled to mature in 2018. As of December 31, 2016, we had $55.03 billion of time deposits outstanding, of which $214 million were non-U.S. As of December 31, 2017 and 2016, substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. Demand deposit overdrafts of $3.24 billion and $2.62 billion were included as loan balances at December 31, 2017 and 2016, respectively.

State Street Corporation | 151

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in Note 14.
Collectively, short-term borrowings had weighted-average interest rates of 0.25% and 0.13% in 2017 and 2016, respectively.
The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased			Tax-Exempt Investment Program
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Balance as of December 31	$2,842	$4,400	$4,499	$—	$—	$6	$1,078	$1,158	$1,748
Maximum outstanding as of any month-end	4,302	5,572	10,977	—	29	29	1,158	1,726	1,865
Average outstanding during the year	3,683	4,113	8,875	1	31	21	1,127	1,512	1,807
Weighted-average interest rate as of year-end	.03%	.04%	.02%	.00%	.00%	.03%	1.45%	.67%	.03%
Weighted-average interest rate during the year	.05	.02	.01	.00	.17	.01	.79	.36	.06
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $2.90 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2017.
The following table presents information about these U.S. government securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2017. The table excludes repurchase agreements collateralized by securities purchased under resale agreements and collateralized by trading account assets.

	U.S. Government Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$2,928	$2,899	$2,842

(1) Collateralized by investment securities.

We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $31.15 billion in 2017 compared to $30.86 billion in 2016.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.11 billion as of December 31, 2017, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2017 and 2016, there was no balance outstanding on this line of credit.

State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2017	2016
Parent Company And Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025	3.55%	Senior notes	2/18; 8/18(1)	1,287	1,293
August 18, 2015	August 18, 2020	2.55%	Senior notes	2/18; 8/18(1)	1,184	1,192
November 19, 2013	November 20, 2023	3.7%	Senior notes	5/20; 11/20(1)	1,021	1,033
December 15, 2014	December 16, 2024	3.3%	Senior notes	6/16; 12/16(1)	993	999
May 15, 2013	May 15, 2023(2)	3.1%	Subordinated notes	5/15; 11/15(1)	981	987
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	793	793
May 15, 2017	May 15, 2023	2.653%	Fixed to Floating Rate Senior notes	5/15; 11/15(1)	740	—
March 7, 2011	March 7, 2021	4.375%	Senior notes	3/7; 9/7(1)	734	738
May 19, 2016	May 19, 2021	1.95%	Senior notes	5/19; 11/19(1)	724	726
May 19, 2016	May 19, 2026	2.65%	Senior notes	5/19; 11/19(1)	706	704
February 11, 2011	March 15, 2018(3)	4.956%	Junior subordinated debentures	3/15; 9/15	502	511
August 18, 2015	August 18, 2020	Floating-rate	Senior notes	2/18; 5/18; 8/18; 11/18	499	499
May 15, 2013	May 15, 2018	1.35%	Senior notes	5/15; 11/15	499	497
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	150	150
June 21, 1996	June 15, 2026(4)	7.35%	Senior notes	6/15; 12/15	150	150
April 30, 2007	April 30, 2017	5.375%	Senior notes	4/30; 10/30	—	450
Parent Company
Long-term capital leases					250	293
State Street Bank issuances
September 24, 2003	October 15, 2018(2)	5.25%	Subordinated notes	4/15; 10/15	407	415
Total long-term debt					$11,620	$11,430

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2017 and December 31, 2016, the carrying value of long-term debt associated with these fair value hedges decreased $87 million and $15 million, respectively. Refer to Note 10 for additional information about fair value hedges.

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

(4)	We may not redeem notes prior to their maturity.
Parent Company
As of December 31, 2017 and 2016, long-term capital leases included $244 million and $278 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2017 and 2016, we had recorded approximately $2.55 billion and $1.99 billion, respectively, of cash collateral received from counterparties and approximately $869 million and $4.39 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.

Certain of our derivative assets and liabilities as of December 31, 2017 and 2016 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2017 totaled approximately $1.13 billion, against which we provided no underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of December 31, 2017 was approximately $1.13 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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
The entire change in the fair value of the derivatives utilized in our trading activities are recorded in trading services revenue, and the entire change in fair value of derivatives utilized in our asset-and-liability management activities are recorded in processing fees and other revenue.
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
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a

State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted-average life of approximately 4.6 years as of December 31, 2017, compared to 4.5 years as of December 31, 2016. These trusts are hedged with interest rate swap contracts of similar maturity, repricing frequency and fixed-rate coupons. The interest rate swap contracts convert the interest income from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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

December 31, 2017	Maturity	Paid Fixed Interest Rate
Senior Notes
	2020	2.55%
	2021	4.38
	2021	1.95
	2022	2.65
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2023	3.10
We have entered into foreign exchange swap contracts to hedge the change in fair value attributable to foreign exchange movements in our foreign currency denominated investment securities and deposits. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities and deposits attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities and deposits. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in NII. Changes in the fair value of a derivative that are highly effective, and that are designated and qualify as a foreign currency hedge, are recorded in processing fees and other revenue.
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
We have entered into an interest rate swap agreement to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of December 31, 2017, the maximum maturity date of the underlying loans is approximately 4.9 years.
Net Investment Hedges
We have entered into foreign exchange contracts to protect the net investment in our foreign operations against adverse changes in exchange rates. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of our net investments in our foreign operations attributable to changes in foreign exchange rates. The changes in fair value of the foreign exchange forward contracts are recorded, net of taxes, in the foreign currency translation component of other comprehensive income.  Effectiveness of net investment hedges is based on the overall changes in the fair value of the forward contracts and we measure the ineffectiveness of net investment hedge based on changes in forward foreign currency rates. There was no ineffectiveness for our net investment hedge during 2017.

State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	2,392	13,455
Foreign exchange contracts:
Forward, swap and spot	1,679,976	1,414,765
Options purchased	350	337
Options written	302	202
Futures	50	—
Commodity and equity contracts:
Commodity(1)	16	—
Equity(1)	50	—
Other:
Stable value contracts	26,653	27,182
Deferred value awards(2)(3)	473	409
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	11,047	10,169
Foreign exchange contracts:
Forward and swap	28,913	8,564

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

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	December 31, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges(1)	Total
Investment securities available for sale	$1,254	$—	$1,254
Long-term debt(2)	8,493	—	8,493
Floating rate loans	—	1,300	1,300
Total	$9,747	$1,300	$11,047

	December 31, 2016
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,444	$—	$1,444
Long-term debt(2)	8,725	—	8,725
Floating rate loans	—	—	—
Total	$10,169	$—	$10,169

(1) In 2017, we entered into interest-rate contracts designated as cash flow hedges for floating rate loans.
(2) As of December 31, 2017 and December 31, 2016 , these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $87 million and $15 million, respectively.
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
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.34%	2.66%	3.40%	2.29%

State Street Corporation | 157

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 11 to the consolidated financial statements in this Form 10-K.

	Derivative Assets(1)
	Fair Value
(In millions)	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,477	$15,982
Other derivative contracts	1	—
Total	$11,478	$15,982

Derivatives designated as hedging instruments:
Foreign exchange contracts	$120	$502
Interest-rate contracts	8	68
Total	$128	$570

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,361	$15,881
Other derivative contracts	284	380
Total	$11,645	$16,261

Derivatives designated as hedging instruments:
Foreign exchange contracts	$107	$75
Interest-rate contracts	100	348
Total	$207	$423

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2017	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$632	$662	$686
Interest-rate contracts	Processing fees and other revenue	—	1	—
Foreign exchange contracts	Processing fees and other revenue	(23)	—	—
Interest-rate contracts	Trading services revenue	8	(7)	(2)
Credit derivative contracts	Trading services revenue	—	(1)	(1)
Other derivative contracts	Trading services revenue	—	(2)	8
Other derivative contracts	Compensation and employee benefits	(143)	(448)	(149)
Total		$474	$205	$542

State Street Corporation | 158

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Years Ended December 31,					Years Ended December 31,
(In millions)		2017	2016	2015			2017	2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$18	$(6)	$(101)	Investment securities	Processing fees and other revenue	$(18)	$6	$101
Foreign exchange contracts	Processing fees and other revenue	626	221	(241)	FX deposit	Processing fees and other revenue	(626)	(221)	241
Interest-rate contracts	Processing fees and other revenue	39	43	16	Available-for-sale securities	Processing fees and other revenue(1)	(37)	(40)	(17)
Interest-rate contracts	Processing fees and other revenue	(38)	(98)	61	Long-term debt	Processing fees and other revenue	39	100	(54)
Total		$645	$160	$(265)			$(642)	$(155)	$271

(1) In 2017, 2016 and 2015, $22 million, $23 million and $12 million, respectively, of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI.

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in NII, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
(In millions)	2017	2016	2015		2017	2016	2015		2017	2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(14)	$—	$—	Net interest income	$—	$—	$(4)	Net interest income	$2	$—	$—
Foreign exchange contracts	(104)	(39)	55	Net interest income	—	—	—	Net interest income	24	24	10
Total	$(118)	$(39)	$55		$—	$—	$(4)		$26	$24	$10

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(160)	$109	$—	Gains (Losses) related to investment securities, net	$—	$—	$—	Gains (Losses) related to investment securities, net	$—	$—	$—
Total	$(160)	$109	$—		$—	$—	$—		$—	$—	$—

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
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of December 31, 2017 and December 31, 2016, the fair value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $2.47 billion and $1.77 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $15 million and $166 million, respectively.

State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,597	$(5,548)	$6,049		$6,049
Interest-rate contracts(6)	8	—	8		8
Other derivative contracts	1	—	1		1
Cash collateral and securities netting	NA	(2,045)	(2,045)	$(124)	(2,169)
Total derivatives	11,606	(7,593)	4,013	(124)	3,889
Other financial instruments:
Resale agreements and securities borrowing(7)	70,079	(47,434)	22,645	(22,645)	—
Total derivatives and other financial instruments	$81,685	$(55,027)	$26,658	$(22,769)	$3,889

Assets:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,484	$(8,257)	$8,227		$8,227
Interest-rate contracts	68	(68)	—		—
Cash collateral and securities netting	NA	(906)	(906)	$(247)	(1,153)
Total derivatives	16,552	(9,231)	7,321	(247)	7,074
Other financial instruments:
Resale agreements and securities borrowing(7)	58,677	(35,517)	23,160	(22,939)	221
Total derivatives and other financial instruments	$75,229	$(44,748)	$30,481	$(23,186)	$7,295

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. Refer to Note 1 and Note 2 for additional information about the measurement basis of these instruments.
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
(7) Included in the $22,645 million as of December 31, 2017 were $3,241 million of resale agreements and $19,404 million of collateral provided related to securities borrowing. Included in the $23,160 million as of December 31, 2016 were $1,956 million of resale agreements and $21,204 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
NA Not applicable

State Street Corporation | 161

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,467	$(5,548)	$5,919		$5,919
Interest-rate contracts(6)	100	—	100		100
Other derivative contracts	285	—	285		285
Cash collateral and securities netting	NA	(422)	(422)	$(450)	(872)
Total derivatives	11,852	(5,970)	5,882	(450)	5,432
Other financial instruments:
Repurchase agreements and securities lending(7)	54,127	(47,434)	6,693	(4,299)	2,394
Total derivatives and other financial instruments	$65,979	$(53,404)	$12,575	$(4,749)	$7,826

Liabilities:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,956	$(8,253)	$7,703		$7,703
Interest-rate contracts	348	(73)	275		275
Other derivative contracts	380	—	380		380
Cash collateral and securities netting	NA	(2,356)	(2,356)	$(180)	(2,536)
Total derivatives	16,684	(10,682)	6,002	(180)	5,822
Other financial instruments:
Resale agreements and securities lending(7)	44,933	(35,517)	9,416	(7,059)	2,357
Total derivatives and other financial instruments	$61,617	$(46,199)	$15,418	$(7,239)	$8,179

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. Refer to Note 1 and Note 2 for additional information about the measurement basis of these instruments.
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
(7) Included in the $6,693 million as of December 31, 2017 were $2,842 million of repurchase agreements and $3,851 million of collateral received related to securities lending. Included in the $9,416 million as of December 31, 2016 were $4,400 million of repurchase agreements and $5,016 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
NA Not applicable

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
The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2017
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$43,072	$—	$—	$43,072
Total	43,072	—	—	43,072
Securities lending transactions:
Corporate debt securities	35	—	—	35
Equity securities	11,020	—	—	11,020
Non-U.S. sovereign debt	—	—	—	—
Total	11,055	—	—	11,055
Gross amount of recognized liabilities for repurchase agreements and securities lending	$54,127	$—	$—	$54,127

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,509	$—	$—	$35,509
Total	35,509	—	—	35,509
Securities lending transactions:
Corporate debt securities	53	—	—	53
Equity securities	8,337	—	1,034	9,371
Total	8,390	—	1,034	9,424
Gross amount of recognized liabilities for repurchase agreements and securities lending	$43,899	$—	$1,034	$44,933

State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated.

(In millions)	December 31, 2017	December 31, 2016
Commitments:
Unfunded credit facilities	$26,488	$26,993

Guarantees(1):
Indemnified securities financing	$381,817	$360,452
Stable value protection	26,653	27,182
Standby letters of credit	3,158	3,459

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of December 31, 2017, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2017	December 31, 2016
Fair value of indemnified securities financing	$381,817	$360,452
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	400,828	377,919
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	61,270	60,003
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	65,272	63,959
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2017 and December 31, 2016, we had approximately $19.40 billion and $21.20 billion, respectively, of collateral provided and approximately $3.85 billion and $5.02 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
We evaluate our needs for accruals of loss contingencies related to legal and regulatory proceedings on a case-by-case basis. When we have a liability that we deem probable, and we deem the amount of such liability can be reasonably estimated as of the date of our consolidated financial statements, we accrue our estimate of the amount of loss. We also consider a loss probable and establish an accrual when we make, or intend to make, an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of legal and regulatory proceedings and the amount of reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, an amount (or range) of loss might not be reasonably estimated until the later stages of the proceeding due to many factors such as the presence of complex or novel legal theories, the discretion of governmental authorities in seeking sanctions or negotiating resolutions in civil and criminal matters, the pace and timing of discovery and other assessments of facts and the procedural posture of the matter (collectively, "factors influencing reasonable estimates").
As of December 31, 2017, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $12 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established significant accruals with respect to the claims discussed.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of December 31, 2017, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $15 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, including the invoicing matter, Federal Reserve/Massachusetts Division of Banks written agreement and shareholder litigation matters discussed below, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued), and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to, among other factors, the factors influencing reasonable estimates described above. These factors are particularly prevalent in governmental and regulatory inquiries and investigations. As a result, reasonably possible loss estimates often are not feasible until the later stages of the inquiry or investigation or of any related legal or regulatory proceeding. An adverse

State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcome in one or more of the matters for which we have not estimated the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, including matters that if adversely concluded may present material financial, regulatory and reputational risks, no conclusion as to the ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
The following discussion provides information with respect to significant legal, governmental and regulatory matters.
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We are implementing enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. We currently expect the cumulative total of our payments to customers for these matters to be at least $360 million.
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
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL, the Massachusetts Attorney General, and the New

Hampshire Bureau of Securities Regulation, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, we have been required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity to evaluate whether any suspicious activity was not previously reported. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Shareholder Litigation
A State Street shareholder has filed a purported class action complaint against the Company alleging that the Company’s financial statements in its annual reports for the 2011-2014 period were misleading due to the inclusion of revenues associated with the invoicing matter referenced above and the facts surrounding our 2017 settlements with the U.S. government relating to our transition management business. In addition, a State Street shareholder has filed a derivative complaint against the Company's past and present officers and directors to recover

State Street Corporation | 166

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alleged losses incurred by the Company relating to the invoicing matter and to our Ohio public retirement plans matter.
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
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2011. Management believes that we have sufficiently accrued liabilities as of December 31, 2017 for tax exposures.
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
Asset-Backed Investment Securities
We invest in various forms of ABS, which we

carry in our investment securities portfolio. These ABS meet the U.S. GAAP definition of asset securitization entities, which are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs since we do not have control over their activities. Additional information about our ABS is provided in Note 3.
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of December 31, 2017 and December 31, 2016, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.25 billion and $1.35 billion, respectively, and other short-term borrowings of $1.08 billion and $1.16 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trust to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 4.6 years as of December 31, 2017, compared to approximately 4.5 years as of December 31, 2016.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of December 31, 2017, our commitments to the trusts under these liquidity facilities and letters of credit totaled $1.10 billion and $351 million, respectively, and none of the liquidity facilities or letters of credit, were utilized. In the event that our obligations under these liquidity facilities are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition. In addition, neither creditors or third-party investors in the trusts have any recourse to State Street's general credit other than through the liquidity facilities and letters of credit noted above.

State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interests in Investment Funds
In the normal course of business, we manage various types of investment funds through SSGA in which our clients are investors, including SSGA commingled investment vehicles and other similar investment structures. The majority of our AUM are contained within such funds. The services we provide to these funds generate management fee revenue. From time to time, we may invest cash in the funds in order for the funds to establish a performance history for newly-launched strategies, referred to as seed capital, or for other purposes.
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
As of December 31, 2017, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $149 million and $50 million, respectively. As of December 31, 2016, we had no consolidated funds.
As of December 31, 2017, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $100 million and represented the value of our economic ownership interest in the funds.
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
As of December 31, 2017 and December 31, 2016, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $72 million and $121 million as of December 31, 2017 and December 31, 2016, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 168

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2017:

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
The following table present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,000	1.52	45
Series F	5,250	52.50	40	5,250	52.50	40
Series G	5,352	1.32	27	3,626	0.90	18
Total			$182			$173

In February 2018, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in March 2018.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program).
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under both the 2017 Program and 2016 Program during the year ended December 31, 2017:

	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	9.4	$79.93	$750
2017 Program	7.4	94.54	700
Total	16.8	$86.37	$1,450

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-K.

State Street Corporation | 169

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2017		2016
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.60	$596	$1.44	$559
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

	December 31
(In millions)	2017	2016	2015
Net unrealized gains (losses) on cash flow hedges	$(56)	$229	$293
Net unrealized gains (losses) on available-for-sale securities portfolio	148	(225)	9
Net unrealized gains (losses) related to reclassified available-for-sale securities	19	25	(28)
Net unrealized gains (losses) on available-for-sale securities	167	(200)	(19)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(64)	(86)	(109)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(65)	95	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(6)	(9)	(16)
Net unrealized losses on retirement plans	(170)	(194)	(183)
Foreign currency translation	(815)	(1,875)	(1,394)
Total	$(1,009)	$(2,040)	$(1,442)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(64)	(164)	109	8	—	(478)	(589)
Amounts reclassified into (out of) earnings	—	6	—	(1)	(11)	(3)	(9)
Other comprehensive income (loss)	(64)	(158)	109	7	(11)	(481)	(598)
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(285)	412	(160)	3	—	1,059	1,029
Amounts reclassified into (out of) earnings	—	(23)	—	—	24	1	2
Other comprehensive income (loss)	(285)	389	(160)	3	24	1,060	1,031
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)

State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $16 and ($4), respectively	$(23)	$6	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $0 and $1, respectively	—	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($8) and ($1), respectively	24	(11)	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of $0 and ($2), respectively	1	(3)	Processing fees and other revenue
Total reclassifications (out of) into AOCI	$2	$(9)

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
As of December 31, 2017, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of December 31, 2017, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2017 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 171

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,302	$10,302	$10,286	$10,286	$11,612	$11,612	$11,376	$11,376
Retained earnings			18,856	18,856	17,459	17,459	12,312	12,312	12,285	12,285
Accumulated other comprehensive income (loss)			(972)	(972)	(1,936)	(1,936)	(809)	(809)	(1,648)	(1,648)
Treasury stock, at cost			(9,029)	(9,029)	(7,682)	(7,682)	—	—	—	—
Total			19,157	19,157	18,127	18,127	23,115	23,115	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,877)	(6,877)	(6,348)	(6,348)	(6,579)	(6,579)	(6,060)	(6,060)
Other adjustments			(76)	(76)	(155)	(155)	(5)	(5)	(148)	(148)
Common equity tier 1 capital			12,204	12,204	11,624	11,624	16,531	16,531	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(18)	(18)	(103)	(103)	—	—	—	—
Tier 1 capital			15,382	15,382	14,717	14,717	16,531	16,531	15,805	15,805
Qualifying subordinated long-term debt			980	980	1,172	1,172	983	983	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			4	72	19	77	—	72	15	77
Other adjustments			1	1	1	1	—	—	—	—
Total capital			$16,367	$16,435	$15,909	$15,967	$17,514	$17,586	$16,999	$17,061
Risk-weighted assets:
Credit risk			$49,976	$101,349	$50,900	$98,125	$47,448	$98,433	$47,383	$94,413
Operational risk(4)			45,822	NA	44,579	NA	45,295	NA	44,043	NA
Market risk(5)			3,358	1,334	3,822	1,751	3,375	1,334	3,822	1,751
Total risk-weighted assets			$99,156	$102,683	$99,301	$99,876	$96,118	$99,767	$95,248	$96,164
Adjusted quarterly average assets			$209,328	$209,328	$226,310	$226,310	$206,070	$206,070	$222,584	$222,584

Capital Ratios:	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	12.3%	11.9%	11.7%	11.6%	17.2%	16.6%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.5	15.0	14.8	14.7	17.2	16.6	16.6	16.4
Total capital	10.0	9.0	16.5	16.0	16.0	16.0	18.2	17.6	17.8	17.7
Tier 1 leverage	4.0	4.0	7.3	7.3	6.5	6.5	8.0	8.0	7.1	7.1

(1) CET1 capital, tier 1 capital and total capital ratios as of December 31, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of December 31, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016.
NA Not applicable

State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2017	2016	2015
Interest income:
Deposits with banks	$180	$126	$208
Investment securities:
U.S. Treasury and federal agencies	854	821	735
State and political subdivisions	226	224	227
Other investments	658	756	934
Securities purchased under resale agreements	264	146	62
Loans and leases	504	378	311
Other interest-earning assets	222	61	11
Total interest income	2,908	2,512	2,488
Interest expense:
Deposits	163	85	97
Securities sold under repurchase agreements	2	1	—
Short-term borrowings	10	7	7
Long-term debt	308	260	250
Other interest-bearing liabilities	121	75	46
Total interest expense	604	428	400
Net interest income	$2,304	$2,084	$2,088
Note 18. Equity-Based Compensation
We record compensation expense for equity-based awards, such as restricted stock, deferred stock and performance awards, based on the closing price of our common stock on the date of grant, adjusted if appropriate based on the award’s eligibility to receive dividends. The fair value of stock appreciation rights are determined using the Black-Scholes valuation model.
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
The 2017 Stock Incentive Plan, or 2017 Plan, was approved by shareholders in May 2017 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 8.3 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2017, a total of 17.9 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan. As of December 31, 2017, a cumulative total of 0.4 million shares had been awarded under the 2017 Plan and 68.9 million had been awarded under the 2006 Plan. As of December 31, 2016 and 2015, we had cumulative totals of 65.7 million shares and 60.9 million shares, respectively, awarded under the 2006 Plan. The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under options awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2017, fewer than 1 million shares had been awarded under the 2017 Plan but not delivered, and have become available for reissue. As of December 31, 2017, a total of 25.9 million shares were available for future issuance under the 2017 Plan.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 Equity Incentive Plan, or 1997 Plan, and the 2006 Plan, collectively the Plans, generally vest over four years and expire no later than ten years from the date of grant. No common stock options or stock appreciation rights have been granted since 2009. For restricted stock awards granted under the Plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. As of December 31, 2017 there are no outstanding stock options or restricted stock awards.
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
Beginning with 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers,” as defined by management. These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation, such as deferred stock awards and performance based awards, if it is determined that a material risk-taker made risk-based decisions that exposed State Street to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level. In addition, awards granted to certain of our senior executives, as well as awards granted to individuals in certain jurisdictions, may be subject to recoupment after vesting (if applicable) and delivery to the individual in specified circumstances generally relating to fraud or willful misconduct by the individual that results in material harm to us or a material financial restatement.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $243 million, $268 million and $319 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such expense for 2017, 2016 and 2015 excluded $15 million, $9 million and $10 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year.
The following table presents information about the Plans as of December 31, 2017, and related activity during the years indicated:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Total Intrinsic Value (In millions)
Stock Appreciation Rights:
Outstanding as of December 31, 2015	1,206	$76.29
Exercised	(227)	70.59
Forfeited or expired	(24)	81.71
Outstanding as of December 31, 2016	955	77.52
Exercised	(595)	81.71
Forfeited or expired	(360)	70.59
Outstanding and exercisable as of December 31, 2017(1)	—	$—	0	$—

(1) There were no shares subject to stock options and no stock appreciation rights.
The total intrinsic value of stock appreciation rights exercised during the years ended December 31, 2017, 2016 and 2015 was $5 million, $1 million and $5 million, respectively. As of December 31, 2017, there was no unrecognized compensation cost related to stock options and stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2015	8,736	$61.59
Granted	4,336	52.49
Vested	(4,897)	56.18
Forfeited	(361)	60.12
Outstanding as of December 31, 2016	7,814	60.01
Granted	2,977	76.38
Vested	(3,686)	62.88
Forfeited	(257)	63.56
Outstanding as of December 31, 2017	6,848	$65.44

The total fair value of deferred stock awards vested for the years ended December 31, 2017, 2016 and 2015, based on the weighted average grant date fair value in each respective year, was $232 million, $275 million and $340 million, respectively. As of December 31, 2017, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $242 million, which is expected to be recognized over a weighted-average period of 2.5 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2015	1,165	$60.45
Granted	506	50.81
Forfeited	—	—
Paid out	(424)	49.27
Outstanding as of December 31, 2016	1,247	60.37
Granted	534	76.27
Forfeited	—	—
Paid out	(233)	58.91
Outstanding as of December 31, 2017	1,548	$66.09

State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of performance awards paid out for the years ended December 31, 2017, 2016 and 2015, based on the weighted average grant date fair value in each respective year, was $14 million, $21 million and $39 million, respectively. As of December 31, 2017, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $16 million, which is expected to be recognized over a weighted-average period of 2.8 years.
We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of our common stock to meet issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including regulatory reviews and approvals or non-objections, our regulatory capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and the number of shares of common stock we will purchase or when we will purchase them cannot be assured. See Note 15 for further information on our common stock purchase program.
Note 19.    Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. State Street has agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $15 million, $16 million and $46 million in 2017, 2016 and 2015, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.32 billion, $125 million and $16 million, respectively, as of December 31, 2017 and $1.23 billion, $136 million and $21 million, respectively, as of December 31, 2016. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were underfunded by $9 million and $32 million as of December 31, 2017 and 2016, respectively. The non-qualified supplemental retirement plans were underfunded by $125 million and $136 million as of December 31, 2017 and 2016, respectively. The other post-retirement benefit plans were underfunded by $16 million and $21 million as of December 31, 2017 and 2016, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $146 million, $132 million, and $130 million in 2017, 2016 and 2015, respectively.

State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, and furniture and fixtures. Total depreciation expense in 2017, 2016 and 2015 was $526 million, $472 million and $443 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 127,000 square feet of the building. As of December 31, 2017 and 2016, an aggregate net book value of $159 million and $194 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt, in our consolidated statement of condition.
Capital lease asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2017, 2016 and 2015, interest expense related to these capital lease obligations, reflected in NII, was $20 million, $22 million and $32 million, respectively. As of December 31, 2017 and 2016, accumulated amortization of capital lease assets was $401 million and $365 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense. Both are recorded on a straight-line basis.
Total rental expense net of sublease revenue in 2017, 2016 and 2015 amounted to $229 million, $194 million and $190 million, respectively. Total rental expense was reduced by sublease revenue of $5 million in 2017 and $4 million in both 2016 and 2015.
The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2017. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $41 million for capital leases and $19 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2018	$53	$197	$250
2019	45	175	220
2020	45	154	199
2021	45	144	189
2022	45	125	170
Thereafter	34	336	370
Total minimum lease payments	267	$1,131	$1,398
Less amount representing interest payments	(56)
Present value of minimum lease payments	$211

State Street Corporation | 176

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2017	2016	2015
Insurance	$118	$93	$126
Regulatory fees and assessments	106	82	115
Bank operations	80	62	105
Sales advertising public relations	67	52	65
Litigation	(15)	50	422
Other	233	245	185
Total other expenses	$589	$584	$1,018
Restructuring Charges
In the year ended December 31, 2017, we recorded restructuring charges of $245 million, compared to $142 million in the year ended December 31, 2016. The charges were primarily related to Beacon.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2014	$39	$23	$7	$69
Accruals for Business Operations and IT	(5)	(3)	13	5
Payments and other adjustments	(25)	(9)	(17)	(51)
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	$166	$32	$3	$201
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
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2017	2016	2015
Current:
Federal	$229	$(14)	$52
State	18	30	92
Non-U.S.	380	320	342
Total current expense	627	336	486
Deferred:
Federal	49	(311)	(39)
State	65	38	40
Non-U.S.	(19)	(85)	(169)
Total deferred expense (benefit)	95	(358)	(168)
Total income tax expense (benefit)	$722	$(22)	$318
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.9	2.0	4.2
Tax-exempt income	(4.5)	(6.1)	(5.6)
Business tax credits(1)	(6.8)	(13.6)	(9.4)
Foreign tax differential	(7.4)	(7.7)	(9.6)
Transition tax	15.7	—	—
Deferred tax revaluation	(6.8)	—	—
Foreign designated earnings	(0.7)	(6.8)	—
Foreign capital transactions	—	(4.3)	—
Tax refund	—	—	(2.8)
Litigation expense	—	1.4	2.7
Other, net	(1.5)	(0.9)	(0.7)
Effective tax rate	24.9%	(1.0)%	13.8%

(1) Business tax credits include low-income housing, production and investment tax credits.
On December 22, 2017, the President signed into law the TCJA (H.R. 1), reducing the corporate income tax rate from 35% to 21% and enacting a one-time transition tax on unremitted earnings of foreign subsidiaries. Although we have not completed accounting for the tax effects of the TCJA, we included a provisional estimate for the impact to deferred tax balances and cost associated with the one-time transition tax.

State Street Corporation | 177

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the reduction in the corporate income tax rate, certain U.S. deferred tax assets and liabilities were revalued resulting in a provisional estimated deferred tax benefit of $197 million. Deferred tax assets and liabilities represent the future impact on income taxes resulting from temporary differences that exist as of the balance sheet date using enacted tax rates. Certain U.S. temporary differences are a provisional estimate based on information currently available. As additional information is made available, there may be adjustments to temporary differences that could increase or decrease the deferred tax balances. As such, the $197 million benefit may be adjusted in future periods.
The one-time transition tax is measured on total post-1986 earnings and profits ("E&P") of foreign subsidiaries previously deferred from U.S. income taxes. Although we have not completed our analysis of cumulative E&P, we have included a provisional expense of $454 million based on information available and our current interpretations of the newly enacted law. This amount is based on the amount of earnings held in cash and other specified assets. We understand that this amount will change as estimates of foreign E&P and foreign income taxes are refined and assumptions are modified from additional guidance on the TCJA.
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
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2017	2016
Deferred tax assets:
Unrealized losses on investment securities, net	$17	$157
Deferred compensation	159	285
Defined benefit pension plan	82	116
Restructuring charges and other reserves	132	199
Foreign currency translation	18	225
General business credit	231	425
NOL and other carryforwards	101	73
Other	27	32
Total deferred tax assets	767	1,512
Valuation allowance for deferred tax assets	(88)	(66)
Deferred tax assets, net of valuation allowance	$679	$1,446
Deferred tax liabilities:
Leveraged lease financing	$184	$313
Fixed and intangible assets	755	886
Non-U.S. earnings	6	164
Investment basis differences	158	120
Total deferred tax liabilities	$1,103	$1,483
The reduction in deferred tax assets and liabilities includes the provisional estimated impact of TCJA as well as current year activity such as the utilization of General Business Credits, additional investments in tax advantaged investments and changes in FX rates.
The table below summarizes the deferred tax assets and related valuation allowances recognized as of December 31, 2017:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
General business Credits	$231	$—	2035-2037
NOLs - Non-U.S.	47	(35)	2018-2026 / None
Other Carryforwards	41	(41)	None
NOLs - State	13	(12)	2018-2036
Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. Management has determined that a valuation allowance is not required for the remaining deferred tax assets because it is more likely than not that there is sufficient taxable income of the appropriate nature within the carryforward periods to realize these assets.

State Street Corporation | 178

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, 2016 and 2015, the gross unrecognized tax benefits, excluding interest, were $94 million, $71 million, and $63 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $87 million, $63 million and $55 million, respectively. Unrecognized tax benefits do not include the benefit of the federal deduction for unrecognized state tax benefits which is included in the effective tax rate.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2017	2016	2015
Beginning balance	$71	$63	$163
Decrease related to agreements with tax authorities	(14)	(13)	(122)
Increase related to tax positions taken during current year	26	7	8
Increase related to tax positions taken during prior years	11	14	14
Ending balance	$94	$71	$63
It is reasonably possible that of the $94 million of unrecognized tax benefits as of December 31, 2017, up to $14 million could decrease within the next 12 months due to the resolution of various audits. Management believes that we have sufficient accrued liabilities as of December 31, 2017 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $3 million and $2 million in 2017 and 2016, respectively. Total accrued interest and penalties are approximately $8 million, $5 million and $3 million as of December 31, 2017, 2016 and 2015, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Net income	$2,177	$2,143	$1,980
Less:
Preferred stock dividends	(182)	(173)	(130)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)	(2)
Net income available to common shareholders	$1,993	$1,968	$1,848
Average common shares outstanding (In thousands):
Basic average common shares	374,793	391,485	407,856
Effect of dilutive securities: equity-based awards	5,420	4,605	5,782
Diluted average common shares	380,213	396,090	413,638
Anti-dilutive securities(2)	188	2,143	661
Earnings per Common Share:
Basic	$5.32	$5.03	$4.53
Diluted(3)	5.24	4.97	4.47

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
Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending

State Street Corporation | 179

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
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
Our servicing and management fee revenue from the Investment Servicing and Investment Management business lines, including trading services and securities finance activities, represents approximately 75% to 80% of our consolidated total revenue. The remaining 20% to 25% is composed of processing fees and other revenue as well as NII, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
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
The following is a summary of our line of business results for the periods indicated.
The “Other” column for the year ended December 31, 2017 included net acquisition and restructuring costs of $266 million.
The “Other” column for the year ended December 31, 2016 included net costs of $199 million composed of the following -

•	Net acquisition and restructuring costs of $209 million; and

•	Net severance costs associated with staffing realignment of $(10) million.
The “Other” column for the year ended December 31, 2015 included net costs of $98 million composed of the following -

•	Net acquisition and restructuring costs of $25 million;

•	Net severance costs associated with staffing realignment of $73 million.

State Street Corporation | 180

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our line of business results for the periods indicated. The amounts in the “Other” columns were not allocated to State Street's business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines of business in 2017.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Servicing fees	$5,365	$5,073	$5,153	$—	$—	$—	$—	$—	$—	$5,365	$5,073	$5,153
Management fees	—	—	—	1,616	1,292	1,174	—	—	—	1,616	1,292	1,174
Trading services	999	1,038	1,091	72	61	55	—	—	—	1,071	1,099	1,146
Securities finance	606	562	496	—	—	—	—	—	—	606	562	496
Processing fees and other	240	119	342	7	(29)	(33)	—	—	—	247	90	309
Total fee revenue	7,210	6,792	7,082	1,695	1,324	1,196	—	—	—	8,905	8,116	8,278
Net interest income	2,309	2,081	2,086	(5)	3	2	—	—	—	2,304	2,084	2,088
Gains (losses) related to investment securities, net	(39)	7	(6)	—	—	—	—	—	—	(39)	7	(6)
Total revenue	9,480	8,880	9,162	1,690	1,327	1,198	—	—	—	11,170	10,207	10,360
Provision for loan losses	2	10	12	—	—	—	—	—	—	2	10	12
Total expenses	6,717	6,660	6,990	1,286	1,218	962	266	199	98	8,269	8,077	8,050
Income before income tax expense	$2,761	$2,210	$2,160	$404	$109	$236	$(266)	$(199)	$(98)	$2,899	$2,120	$2,298
Pre-tax margin	29%	25%	24%	24%	8%	20%				26%	21%	22%

Average assets (in billions)	$214.0	$225.3	$246.6	$5.4	$4.4	$3.9				$219.4	$229.7	$250.5
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
Non-U.S. revenue in 2017, 2016 and 2015 included $1.05 billion, $1.05 billion and $938 million, respectively, in the U.K.
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	2017			2016			2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$4,734	$6,436	$11,170	$4,419	$5,788	$10,207	$4,428	$5,932	$10,360
Income before income taxes	1,230	1,669	2,899	1,047	1,073	2,120	1,193	1,105	2,298
Non-U.S. assets were $82.1 billion and $79.1 billion as of December 31, 2017 and 2016, respectively.

State Street Corporation | 181

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26.    Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
STATEMENT OF INCOME - PARENT COMPANY

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash dividends from consolidated banking subsidiary	$2,224	$640	$585
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	12	75	171
Other, net	127	92	73
Total revenue	2,363	807	829
Interest expense	297	249	209
Other expenses	94	107	310
Total expenses	391	356	519
Income tax benefit	(86)	(47)	(186)
Income before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	2,058	498	496
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	20	1,629	1,384
Consolidated non-banking subsidiaries and unconsolidated entities	99	16	100
Net income	$2,177	$2,143	$1,980

State Street Corporation | 182

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONDITION - PARENT COMPANY

	December 31,
(In millions)	2017	2016
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$532	$3,635
Trading account assets	361	325
Investment securities available-for-sale	43	39
Investments in subsidiaries:
Consolidated banking subsidiary	23,080	22,147
Consolidated non-banking subsidiaries	6,762	2,687
Unconsolidated entities	63	297
Notes and other receivables from:
Consolidated banking subsidiary	2,973	2,743
Consolidated non-banking subsidiaries and unconsolidated entities	143	126
Other assets	263	461
Total assets	$34,220	$32,460

Liabilities:
Accrued expenses and other liabilities	$917	$514
Long-term debt	10,986	10,727
Total liabilities	11,903	11,241
Shareholders’ equity	22,317	21,219
Total liabilities and shareholders’ equity	$34,220	$32,460

State Street Corporation | 183

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS - PARENT COMPANY

	Years Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by operating activities	$2,047	$417	$926
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	3,103	2,100	295
Investments in consolidated banking and non-banking subsidiaries	(7,672)	(7,600)	(7,959)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	4,216	6,703	7,891
Business acquisitions	—	(395)	—
Net increase in investments in unconsolidated affiliates	172	—	—
Net cash provided by (used in) investing activities	(181)	808	227
Financing Activities:
Net increase (decrease) in commercial paper	—	—	(2,485)
Proceeds from issuance of long-term debt, net of issuance costs	748	1,492	2,983
Payments for long-term debt	(450)	(1,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	493	742
Proceeds from exercises of common stock options	—	—	4
Purchases of common stock	(1,292)	(1,365)	(1,520)
Repurchases of common stock for employee tax withholding	(104)	(122)	(222)
Payments for cash dividends	(768)	(723)	(655)
Net cash used in financing activities	(1,866)	(1,225)	(1,153)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

State Street Corporation | 184

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2017			2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$16,790	$184	1.10%	$19,639	$102.52%		$52,135	$136.26%
Interest-bearing deposits with non-U.S. banks	30,724	(4)	(.01)	33,452	24.07		17,618	72.41
Securities purchased under resale agreements	2,131	264	12.38	2,558	146	5.7	3,233	62	1.92
Trading account assets	1,011	(1)	(.12)	921	—	—	1,194	1.08
Investment securities:
U.S. Treasury and federal agencies(1)	43,273	854	1.97	46,551	821	1.76	40,056	735	1.84
State and political subdivisions(1)	9,928	378	3.80	10,326	385	3.73	10,481	399	3.81
Other investments	42,578	659	1.55	43,861	756	1.72	55,074	935	1.70
Loans	21,149	498	2.36	18,136	354	1.95	17,007	276	1.62
Lease financing(1)	767	21	2.67	877	30	3.44	941	35	3.74
Other interest-earning assets	22,884	222.97		22,863	61.27		22,717	10.04
Total interest-earning assets(1)	191,235	3,075	1.61	199,184	2,679	1.34	220,456	2,661	1.21
Cash and due from banks	3,097			3,157			2,460
Other assets	25,118			27,386			27,516
Total assets	$219,450			$229,727			$250,432

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$12,020	$65.54%		$19,223	$125.65%		$20,758	$44.21%
Savings	18,603	31.17		10,884	7.06		10,061	7.07
Non-U.S.	91,937	67.07		95,551	(47)	(.05)	102,491	46.05
Total interest-bearing deposits	122,560	163.13		125,658	85.07		133,310	97.08
Securities sold under repurchase agreements	3,683	2.05		4,113	1.02		8,875	1.01
Federal funds purchased	—	—	—	31	—	—	21	—	—
Other short-term borrowings	1,313	10.80		1,666	7.4		3,826	6.15
Long-term debt	11,595	308	2.66	11,401	260	2.29	10,301	250	2.43
Other interest-bearing liabilities	4,607	121	2.63	5,394	75	1.39	6,471	46.71
Total interest-bearing liabilities	143,758	604.42		148,263	428.29		162,804	400.29
Non-interest-bearing deposits:
Special time	27,402			32,589			34,774
Demand	13,556			12,107			16,746
Non-U.S.(2)	290			131			155
Other liabilities	12,379			14,742			14,626
Shareholders’ equity	22,065			21,895			21,327
Total liabilities and shareholders’ equity	$219,450			$229,727			$250,432
Net interest income, fully taxable-equivalent basis		$2,471			$2,251			$2,261
Excess of rate earned over rate paid			1.19%			1.05%			.96%
Net interest margin(3)			1.29			1.13			1.03

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $167 million, $167 million and $173 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. non-interest-bearing deposits were $762 million, $337 million and $95 million as of December 31, 2017, 2016 and 2015, respectively.

(3)	NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.

State Street Corporation | 185

The following table summarizes changes in fully taxable-equivalent interest income and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2017 Compared to 2016			2016 Compared to 2015
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$(15)	$97	$82	$(84)	$50	$(34)
Interest-bearing deposits with non-U.S. banks	(2)	(26)	(28)	65	(113)	(48)
Securities purchased under resale agreements	(24)	142	118	(13)	97	84
Trading account assets	—	(1)	(1)	—	(1)	(1)
Investment securities:
U.S. Treasury and federal agencies	(58)	91	33	120	(34)	86
State and political subdivisions	(15)	8	(7)	(6)	(8)	(14)
Other investments	(22)	(75)	(97)	(191)	12	(179)
Loans	59	85	144	18	60	78
Lease financing	(4)	(5)	(9)	(2)	(3)	(5)
Other interest-earning assets	—	161	161	—	51	51
Total interest-earning assets	(81)	477	396	(93)	111	18
Interest expense related to:
Deposits:
Time	(47)	(13)	(60)	(3)	84	81
Savings	5	19	24	1	(1)	—
Non-U.S.	2	112	114	(3)	(90)	(93)
Securities sold under repurchase agreements	—	1	1	—	—	—
Federal funds purchased	—	—	—	—	—	—
Other short-term borrowings	(1)	4	3	(3)	4	1
Long-term debt	4	44	48	27	(17)	10
Other interest-bearing liabilities	(11)	57	46	(8)	37	29
Total interest-bearing liabilities	(48)	224	176	11	17	28
Net interest income	$(33)	$253	$220	$(104)	$94	$(10)

State Street Corporation | 186

Quarterly Summarized Financial Information (Unaudited)

	2017 Quarters				2016 Quarters
(Dollars in millions, except per share amounts; shares in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$2,230	$2,242	$2,235	$2,198	$2,014	$2,079	$2,053	$1,970
Interest income	797	761	700	650	616	647	620	629
Interest expense	181	158	125	140	102	110	99	117
Net interest income	616	603	575	510	514	537	521	512
Gains (losses) related to investment securities, net	—	1	—	(40)	2	4	(1)	2
Total revenue	2,846	2,846	2,810	2,668	2,530	2,620	2,573	2,484
Provision for loan losses	(2)	3	3	(2)	2	—	4	4
Total expenses	2,131	2,021	2,031	2,086	2,183	1,984	1,860	2,050
Income before income tax expense	717	822	776	584	345	636	709	430
Income tax expense (benefit)	347	137	156	82	(248)	72	92	62
Net income (loss) from minority interest	—	—	—	—	—	(1)	2	—
Net income	$370	$685	$620	$502	$593	$563	$619	$368
Net income available to common shareholders	$334	$629	$584	$446	$557	$507	$585	$319
Earnings per common share(1):
Basic	$.91	$1.69	$1.56	$1.17	$1.45	$1.31	$1.48	$.80
Diluted	.89	1.66	1.53	1.15	1.43	1.29	1.47	.79
Average common shares outstanding:
Basic	369,934	372,765	375,395	381,224	384,115	388,358	394,160	399,421
Diluted	375,477	378,518	380,915	386,417	389,046	393,212	398,847	403,615
Dividends per common share	$.42	$.42	$.38	$.38	$.38	$.38	$.34	$.34
Common stock price:
High	$100.90	$96.39	$91.43	$83.49	$81.91	$71.62	$64.69	$65.65
Low	89.68	89.25	76.95	74.45	68.16	51.22	50.60	50.73
Closing	97.61	95.54	89.73	79.61	77.72	69.63	53.92	58.52

(1)	Basic and diluted earnings per common share for full-year 2017 and basic earnings per common share for full-year 2016 do not equal the sum of the four quarters for the year.

State Street Corporation | 187

ACRONYMS

ABS	Asset-backed securities	GEAM	General Electric Asset Management
AFS	Available-for-sale	G-SIB	Global systemically important bank
AIFMD	Alternative Investment Fund Managers Directive	HQLA(1)	High-quality liquid assets
AIRB(1)	Advanced Internal Ratings-Based Approach	HTM	Held-to-maturity
ALLL	Allowance for loan and lease losses	IDI	Insured depository institution
AML	Anti-money laundering	IFDS U.K.	International Financial Data Services Limited U.K.
AOCI	Accumulated other comprehensive income (loss)	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LCR(1)	Liquidity coverage ratio
AUCA	Assets under custody and administration	LDA model	Loss distribution approach model
AUM	Assets under management	LTD	Long term debt
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BCRC	Business Conduct Risk Committee	MiFID	Markets in Financial Instruments Directive
BFDS	Boston Financial Data Services, Inc.	MiFID II	Markets in Financial Instruments Directive II
Board	Board of Directors	MiFIR	Markets in Financial Instruments Regulation
bps	Basis points	MRAC	Management Risk and Capital Committee
BRRD	Bank Recovery and Resolution Directive	MRC	Model Risk Committee
CAP	Capital adequacy process	MVG	Model Validation Group
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CD	Certificates of deposit	NIM	Net interest margin
CET1(1)	Common equity tier 1	NSFR(1)	Net stable funding ratio
CFTC	Commodity Futures Trading Commission	NYSE	New York Stock Exchange
CIS	Corporate Information Security	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligations	OCI	Other comprehensive income (loss)
CMO	Collateralized mortgage obligations	OCIO	Outsourced Chief Investment Officer
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OFAC	Office of Foreign Assets Control
CRE	Commercial real estate	ORM	Operational risk management
CRPC	Credit Risk & Policy Committee	OTC	Over-the-counter
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
DIF	Deposit Insurance Fund	Parent Company	State Street Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
DOJ	Department of Justice	PD(1)	Probability-of-default
DOL	Department of Labor	PUA	Purchase undertaking agreement
E&A Committee	Examining and Audit Committee	P&L	Profit-and-loss
EAD(1)	Exposure-at-default	RC	Risk Committee
ECB	European Central Bank	RCSA	Risk and control self-assessment
ECC	Executive Compensation Committee	ROE	Return on average common equity
EMIR	European Market Infrastructure Resolution	RWA(1)	Risk-weighted assets
EPS	Earnings per share	SEC	Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act	SERP	Supplemental executive retirement plans
ERM	Enterprise Risk Management	SIFI	Systemically Important Financial Institution
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SOX	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	SPOE Strategy	Single Point of Entry Strategy
FCA	Financial Conduct Authority	SSGA	State Street Global Advisors
FDIC	Federal Deposit Insurance Corporation	SSGA FM	State Street Global Advisors Funds Management, Inc.
Federal Reserve	Board of Governors of the Federal Reserve System	SSGA Ltd.	State Street Global Advisors Limited
FFELP	Federal Family Education Loan Program	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	State Street Bank	State Street Bank and Trust Company
FRBB	Federal Reserve Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FSB	Financial Stability Board	TMRC	Trading and Markets Risk Committee
FSOC	Financial Stability Oversight Council	TORC	Technology and Operational Risk Committee
FX	Foreign exchange	UCITS	Undertakings for Collective Investments in Transferable Securities
GDPR	General Data Protection Regulation	UOM	Unit of measure
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk
GCR	Global credit review	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 188

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

Commercial real estate: Property intended to generate profit from capital gains or rental income. Our CRE loans are primarily composed of loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman Brothers.

Doubtful: Loans and leases meet the same definition of substandard loans and leases (i.e., well-defined weaknesses that jeopardize repayment with the possibility that we will sustain some loss) with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.
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

Investment-grade: Loans and leases that consist of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment.

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

Special mention: Loans and leases that consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.

Speculative: Loans and leases that consist of counterparties that face ongoing uncertainties or exposure to business, financial, or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met.

Substandard: Loans and leases that consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

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

State Street Corporation | 189

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended December 31, 2017, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2017.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2017, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 190

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in conformity with U.S. GAAP. State Street's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street's Board of Directors, including the Board's Examining and Audit Committee.
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2017. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2017, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street's internal control over financial reporting, which follows this report.

State Street Corporation | 191

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
State Street Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2017 consolidated financial statements of the Corporation and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2018

State Street Corporation | 192

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, referred to as the 2018 Proxy Statement, under the caption "Election of Directors." Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2018 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2018 Proxy Statement under the caption "Corporate Governance at State Street." Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11.    EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2018 Proxy Statement under the caption "Executive Compensation." Such information is incorporated herein by reference.

State Street Corporation | 193

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2017. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	8,396	(2)	$—	25,884
Equity compensation plans not approved by shareholders	24	(3)	—	—
Total	8,420			25,884

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 6,848 shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 1,548 shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
(3) Consists of shares subject to deferred stock awards.
Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting or date of grant, if different. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board.  The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 243,567 shares of common stock were outstanding as of December 31, 2017; awards made through June 30, 2003, totaling 23,606 shares outstanding as of December 31, 2017, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2018 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2018 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

State Street Corporation | 194

PART IV. OTHER INFORMATION
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Condition - As of December 31, 2017 and 2016
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2017, 2016 and
2015
Consolidated Statement of Cash Flows - Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index preceding the signature page of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

State Street Corporation | 195

EXHIBIT INDEX

3.1
Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

3.2	By-Laws, as amended (filed as Exhibit 3.2 to State Street's Current Report on Form 8-K (File No. 001-07511) filed on October 20, 2015 and incorporated herein by reference)

4.1 (P)
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

10.1†
State Street's Management Supplemental Retirement Plan Amended and Restated, as amended (filed as Exhibit 10.1 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.2†
State Street's Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended (filed as Exhibit 10.2 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.3†
Supplemental Cash Incentive Plan, as amended, and form of award and agreement thereunder (filed as Exhibit 10.3 to State Street's Annual Report of Form 10-K (File No. 001-07511) for the year ended December 31, 2014 filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.4†
Form of Amended and Restated Employment Agreement entered into with each of Joseph L. Hooley, James S. Phalen and Michael Rogers (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

State Street Corporation | 196

10.5†
Employment Agreement entered into with Michael W. Bell dated June 17, 2013 (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.6†
Form of Amendment to the Amended and Restated Employment Agreement dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.7†
State Street’s 1997 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.6 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.8†
State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 and filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.9†
Terms of Employment for Jeffrey N. Carp dated November 11, 2005, as amended (filed as Exhibit 10.9 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2015 and filed with the SEC on February 19, 2016 and incorporated herein by reference)

10.10†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended (filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.11†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008, as amended (filed as Exhibit 10.11 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.12†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.13†	Description of compensation arrangements for non-employee directors

10.14
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.15†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.16†
Letter Agreement with Michael W. Bell dated May 23, 2013 (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K (File No. 001-07511) dated May 23, 2013 filed with the SEC on June 6, 2013 and incorporated herein by reference)

10.17A†
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

State Street Corporation | 197

10.17D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.18†
2011 Senior Executive Annual Incentive Plan (filed as Exhibit 99.2 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 24, 2011 and incorporated herein by reference)

10.19†
2016 State Street Corporation Senior Executive Annual Incentive Plan (filed as Exhibit 10.19 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.20†
Transition Agreement dated April 15, 2016 between State Street Bank and Trust Company and Michael W. Bell (filed as Exhibit 10.1 State Street's Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference)

10.21†
State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017 and incorporated herein by reference)

	10.22†	State Street’s Executive Compensation Trust Agreement dated June 1, 2002 (Rabbi Trust), as amended

	12	Statement of Ratios of Earnings to Fixed Charges

	21	Subsidiaries of State Street Corporation

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2017, 2016 and 2015, (ii) consolidated statement of comprehensive income for the years ended December 31, 2017, 2016 and 2015, (iii) consolidated statement of condition as of December 31, 2017 and December 31, 2016, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2017, 2016 and 2015, (v) consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015, and (vi) notes to consolidated financial statements.

State Street Corporation | 198

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 26, 2018, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Executive Vice President and Chief Financial Officer

By	/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President, Deputy Controller and Chief Accounting Officer (Interim)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2018 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ ERIC W. ABOAF
JOSEPH L. HOOLEY,	ERIC W. ABOAF,
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President, Deputy Controller and Chief Accounting Officer (Interim)

DIRECTORS:

/s/ JOSEPH L. HOOLEY	/s/ KENNETT F. BURNES
JOSEPH L. HOOLEY	KENNETT F. BURNES

/s/ PATRICK de SAINT-AIGNAN	/s/ LINDA A. HILL
PATRICK de SAINT-AIGNAN	LINDA A. HILL

/s/ LYNN A. DUGLE	/s/ SEAN O'SULLIVAN
LYNN A. DUGLE	SEAN O'SULLIVAN

/s/ AMELIA C. FAWCETT	/s/ RICHARD P. SERGEL
AMELIA C. FAWCETT	RICHARD P. SERGEL

/s/ WILLIAM C. FREDA	/s/ GREGORY L. SUMME
WILLIAM C. FREDA	GREGORY L. SUMME

State Street Corporation | 199