Form 10-Q
period 2018-03-31
STATE STREET CORP
filed 2018-05-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2018 was 365,408,056.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2018

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $33.28 trillion of AUCA and $2.73 trillion of AUM as of March 31, 2018.
As of March 31, 2018, we had consolidated total assets of $250.29 billion, consolidated total deposits of $191.52 billion, consolidated total shareholders' equity of $22.40 billion and 37,192 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q (Form 10-Q).
This Management's Discussion and Analysis is part of our Form 10-Q for the quarter ended March 31, 2018, and updates the Management's Discussion and Analysis in our 2017 Annual Report on Form 10-K previously filed with the SEC (2017 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2017 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 118, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K. We did not change these significant accounting policies in the first quarter of 2018.
Certain financial information provided in this Form 10-Q, including in this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios calculated under regulatory standards then scheduled to be effective in the future) that management uses in evaluating our business and activities.
Non-GAAP financial information should be considered in addition to, and not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable then currently applicable regulatory ratio or U.S. GAAP-basis measure.
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
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in the Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposures or to which our clients have such exposures as a result of our acting as agent, including as an asset manager;

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

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of such securities and the recognition of an impairment loss in our consolidated statement of income;

•
our ability to attract deposits and other low-cost, short-term funding; our ability to manage the level and pricing of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines; and our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements, implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and

State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

European legislation (such as the AIFMD, UCITS, the Money Market Funds Regulation and MiFID II / MiFIR); among other consequences, these regulatory changes impact the levels of regulatory capital and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, compliance programs and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

example, the U.K.'s decision to exit from the European Union may continue to disrupt financial markets or economic growth in Europe or potential changes in trade policy and bi-lateral and multi-lateral trade agreements proposed by the U.S.;

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

•
the risks that our acquired businesses and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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

Actual outcomes and results may differ materially from what is expressed in our forward- looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements in this Form 10-Q should not be relied on as representing our expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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

State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total fee revenue	$2,363	$2,198	8%
Net interest income	658	510	29
Gains (losses) related to investment securities, net	(2)	(40)	(95)
Total revenue	3,019	2,668	13
Provision for loan losses	—	(2)	nm
Total expenses	2,256	2,086	8
Income before income tax expense	763	584	31
Income tax expense	102	82	24
Net income	$661	$502	32
Adjustments to net income:
Dividends on preferred stock(1)	$(55)	$(55)	—
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$605	$446	36
Earnings per common share:
Basic	$1.65	$1.17	41
Diluted	1.62	1.15	41
Average common shares outstanding (in thousands):
Basic	367,439	381,224	(4)
Diluted	372,619	386,417	(4)
Cash dividends declared per common share	$.42	$.38	11
Return on average common equity	12.8%	9.9%
Pre-tax margin	25.3	21.9

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the quarter ended March 31, 2018 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended March 31, 2018 to those for the quarter ended March 31, 2017, is provided under “Consolidated Results of Operations,” "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements included in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2017 period to the relevant 2018 period results.

Financial Results and Highlights

•	EPS of $1.62 in the first quarter of 2018 increased 41% compared to $1.15 in the first quarter of 2017.

•	First quarter of 2018 ROE of 12.8% and pre-tax margin of 25.3% increased from 9.9% and 21.9%, respectively, in the first quarter of 2017.

•
Operating leverage was 5.0%. Operating leverage represents the difference in the percentage change in total revenue less the percentage change in total expenses, in each case relative to the prior year period.

•
Fee operating leverage was (0.6)%. Fee operating leverage represents the difference in the percentage change in total fee revenue less the percentage change in total expenses, in each case relative to the prior year period. The negative fee operating leverage was primarily due to lower processing fees and other revenue.

Revenue

•
Total revenue(1) and fee revenue increased 13%, and 8%, respectively, in the first quarter of 2018 compared to the first quarter of 2017, primarily driven by higher servicing fees, management fees and NII.

•
Servicing fee revenue increased 10% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher global equity markets, new business, client activity and the favorable impact of currency translation, partially offset by modest hedge fund outflows.

•
Management fee revenue increased 24% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher global equity markets, the favorable impact of currency translation and the adoption of the new revenue recognition accounting standard.

•
Processing fees and other revenue decreased 78% in the first quarter of 2018 compared to the first quarter of 2017, largely reflecting the absence of a $30 million gain from the sale of a business in the first quarter of 2017 and the impact of $22 million higher FX swap costs not included in the net interest income deposit hedging program in the first quarter of 2018.

•
NII increased 29% in the first quarter of 2018 compared to the first quarter of 2017, driven by higher U.S. interest rates, disciplined liability pricing, higher client balances, and a continued shift away from wholesale certificate of deposits (wholesale CDs).

(1) The impact of adopting the new revenue recognition standard was an increase in both total revenue and total expense of $65 million, or 3% of the change in both total revenue and total expenses compared to the first quarter of 2017. Revenues increased approximately $45 million in management fee revenue, $15 million in trading services and $5 million across other revenue lines. Expenses increased approximately $45 million in other expenses, $15 million in transaction processing and $5 million across other expense lines.

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses

•
Total expenses(1) increased 8% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to investments to support new business, compensation and employee benefit costs, transaction processing costs, the expense impact of the new revenue recognition accounting standard and the unfavorable impact of currency translation, partially offset by the absence of restructuring charges and the effects of Beacon savings, net of Beacon investments.

AUCA/AUM

•
AUCA increased 12% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to strength in equity markets, new business and client activity. Asset servicing mandates newly announced in the first quarter of 2018 totaled approximately $1.3 trillion. Servicing assets remaining to be installed in future periods totaled approximately $1.6 trillion as of March 31, 2018.

•
AUM increased 7% in the first quarter of 2018 compared to the first quarter of 2017, primarily driven by strength in equity markets and ETF net inflows, partially offset by thinner-yielding institutional outflows.

Capital

•
We declared aggregate common stock dividends of $0.42 per share, totaling approximately $154 million in the first quarter of 2018, compared to $0.38 per share, totaling $144 million in the first quarter of 2017, representing an increase of approximately 11% on a per share basis.

•
In the first quarter of 2018, we acquired 3.3 million shares of common stock at an average per-share cost of $105.31 and an aggregate cost of approximately $350 million under the common stock purchase program approved by our Board in June 2017.

•
CET1 capital ratio decreased to 10.8% as of March 31, 2018 compared to 11.9% as of December 31, 2017 primarily due to an increase in overdraft exposure as of March 31, 2018. Subsequent to March 31, 2018 such overdrafts have been covered by our clients.

•	Tier 1 leverage ratio decreased to 6.9% as of March 31, 2018, compared to 7.3% as of December 31, 2017. The decrease was primarily due to an increase in client deposits.

(1) The impact of adopting the new revenue recognition standard was an increase in both total revenue and total expense of $65 million, or 3% of the change in both total revenue and total expenses compared to the first quarter of 2017. Revenues increased approximately $45 million in management fee revenue, $15 million in trading services and $5 million across other revenue lines. Expenses increased approximately $45 million in other expenses, $15 million in transaction processing and $5 million across other expense lines.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2018	2017	% Change
Fee revenue:
Servicing fees	$1,421	$1,296	10%
Management fees	472	382	24
Trading services:
Foreign exchange trading	181	164	10
Brokerage and other trading services	123	111	11
Total trading services	304	275	11
Securities finance	141	133	6
Processing fees and other	25	112	(78)
Total fee revenue	2,363	2,198	8
Net interest income:
Interest income	857	650	32
Interest expense	199	140	42
Net interest income	658	510	29
Gains (losses) related to investment securities, net	(2)	(40)	(95)
Total revenue	$3,019	$2,668	13
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters ended March 31, 2018 and 2017.
Servicing and management fees collectively made up approximately 80% of total fee revenue in the first quarter of 2018, compared to approximately 76% in the first quarter of 2017. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of March 31, 2018 and assuming that all other factors remain constant, that:

•
A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 3%; and

•
A 10% increase or decrease in worldwide fixed income valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 1%.

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
Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Quarter-end indices affect the values of AUCA and AUM as of those dates.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Further discussion of fee revenue is provided under Line of Business Information in this Management's Discussion and Analysis in this Form 10-Q.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			Quarters Ended March 31,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
S&P 500®	2,733	2,326	17%	2,726	2,335	17%	2,641	2,363	12%
MSCI EAFE®	2,072	1,749	18	2,070	1,759	18	2,006	1,793	12
MSCI® Emerging Markets	1,204	927	30	1,207	935	29	1,171	958	22
HFRI Asset Weighted Composite®	NA	NA	NA	1,406	1,323	6	1,392	1,331	5

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2018	2017	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,016	1,993	1%
Barclays Capital Global Aggregate Bond Index®	491	459	7

(1) The index names listed in the table are service marks of their respective owners.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the quarters ended March 31, 2018 and 2017. NII was $658 million and $510 million for the quarters ended March 31, 2018 and 2017, respectively.
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

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Quarters Ended March 31,
	2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$51,492	$82.64%		$48,893	$34.28%
Securities purchased under resale agreements(2)	2,872	77	10.89	2,056	46	9.07
Trading account assets	1,138	—	—	914	—	—
Investment securities	95,362	484	2.03	97,219	471	1.94
Loans and leases	23,959	158	2.68	20,139	108	2.17
Other interest-earning assets	17,733	77	1.78	22,619	34.62
Average total interest-earning assets	$192,556	$878	1.85	$191,840	$693	1.47
Interest-bearing deposits:
U.S.	$48,638	$34.28%		$25,928	$32.50%
Non-U.S.(3)	78,582	14.07		94,990	12.05
Securities sold under repurchase agreements(4)	2,617	—	—	3,894	—	—
Other short-term borrowings	1,255	3	1.09	1,341	2.63
Long-term debt	11,412	97	3.37	11,421	73	2.56
Other interest-bearing liabilities	5,260	51	3.87	5,240	21	1.63
Average total interest-bearing liabilities	$147,764	$199.55		$142,814	$140.40
Interest-rate spread			1.30%			1.07%
Net interest income—fully taxable-equivalent basis		$679			$553
Net interest margin—fully taxable-equivalent basis			1.43%			1.17%
Tax-equivalent adjustment		(21)			(43)
Net interest income—GAAP basis		$658			$510

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $32 billion and $31 billion for the quarters ended March 31, 2018 and 2017, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.89% and 0.56% for the quarters ended March 31, 2018 and 2017, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $19 million and $32 million for the quarters ended March 31, 2018 and 2017, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.09% and 0.04% for the quarters ended March 31, 2018 and 2017, respectively.
(4) Interest for the quarters ended March 31, 2018 and 2017 was less than $1 million, representing an average interest rate of 0.16% and 0.03%, respectively.
See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a fully taxable-equivalent (FTE) basis for the quarters ended March 31, 2018 and 2017. NII on a FTE basis increased in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher U.S. interest rates, disciplined liability pricing and a continued shift away from wholesale CDs. Average interest-bearing and non-interest-bearing deposits were relatively stable in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a $4.22 billion reduction in wholesale CDs, offset by an increase in client deposits.

We recorded aggregate discount accretion in interest income of approximately $5 million in both the first quarters of 2018 and 2017 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $116 million over their remaining terms.
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
Average total interest-earning assets were approximately $716 million higher in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase was primarily driven by higher interest-bearing client deposits, offset by lower wholesale CDs and non-interest-bearing client deposits.
Interest-bearing deposits with banks averaged $51.49 billion in the quarter ended March 31, 2018 compared to $48.89 billion in the quarter ended March 31, 2017. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.
Securities purchased under resale agreements averaged $2.87 billion in the quarter ended March 31, 2018 compared to $2.06 billion in the quarter ended March 31, 2017, which reflects the impact of balance sheet netting under enforceable netting agreements of approximately $32 billion and $31 billion for the quarters ended March 31, 2018 and 2017, respectively. We maintain an agreement with a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization.
Investment securities averaged $95.36 billion in the quarter ended March 31, 2018 compared to $97.22 billion in the quarter ended March 31, 2017. The decrease in average investment securities was driven by a reduction in U.S. Treasury and asset-backed securities, partially offset by an increase in foreign sovereign bonds. We sold approximately $12 billion of non-HQLA securities during the quarter, primarily asset-backed securities, municipal bonds and covered bonds. These sales were part of our strategy to prioritize capital efficient client lending while managing OCI sensitivity. Sale proceeds will be reinvested into additional interest earning assets.
Loans and leases averaged $23.96 billion in quarter ended March 31, 2018 compared to $20.14 billion in the quarter ended March 31, 2017. The increase in average loans and leases was primarily driven by higher levels of overdrafts and senior secured bank loans. Loans and leases also includes U.S. and non-U.S. overdrafts, which provide liquidity to clients in support of investment activities. Average U.S. and non-U.S. overdrafts were $734 million higher in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.
Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 9% and 12% of our average total assets in the quarters ended March 31, 2018 and 2017, respectively. The enhanced custody business is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments. Average other interest-earning assets decreased to $17.73 billion in the quarter ended March 31, 2018 from $22.62 billion in the quarter ended March 31, 2017, largely driven by a reduction in the level of cash collateral posted by our enhanced custody business.
Aggregate average U.S. and non-U.S. interest-bearing deposits increased to $127.22 billion in the quarter ended March 31, 2018 from $120.92 billion in the quarter ended March 31, 2017. The higher levels compared to the prior year period were a result of higher client deposit levels, offset by management actions to reduce wholesale CDs. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.26 billion in the quarter ended March 31, 2018 from $1.34 billion in the quarter ended March 31, 2017, as bonds matured in the tax-exempt investment program.
Average other interest-bearing liabilities were $5.26 billion in the quarter ended March 31, 2018 compared to $5.24 billion in the quarter ended March 31, 2017. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
Several factors could affect future levels of NII and NIM, including the volume and mix of client liabilities; actions of various central banks; changes in the level and slope of U.S. and non-U.S. interest rates; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the yields earned on securities purchased compared to the yields earned on securities sold or matured and changes in the type and amount of credit or other loans we extend.

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
Expenses
Table 6: Expenses, provides the breakout of expenses for the quarters ended March 31, 2018 and 2017.

TABLE 6: EXPENSES
	Quarters Ended March 31,
(Dollars in millions)	2018	2017	% Change
Compensation and employee benefits	$1,249	$1,166	7%
Information systems and communications	315	287	10
Transaction processing services	242	197	23
Occupancy	120	110	9
Acquisition costs	—	12	(100)
Restructuring charges, net	—	17	(100)
Other:
Professional services	79	94	(16)
Amortization of other intangible assets	50	52	(4)
Regulatory fees and assessments	27	27	—
Other	174	124	40
Total other	330	297	11
Total expenses	$2,256	$2,086	8
Number of employees at quarter-end	37,192	34,817	7
Compensation and employee benefits expenses increased 7% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased costs to support new business, annual merit and performance based incentives and the unfavorable impact of currency translation, partially offset by Beacon savings.
Compensation and employee benefits expenses in the first quarter of 2018 and the first quarter of 2017 included approximately $148 million and $154 million, respectively, of deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
Headcount increased 7% in the first quarter of 2018 compared to the first quarter of 2017. The growth in headcount was all within low cost locations and was driven by new business and strategic initiatives, as well as regulatory initiatives and contractor conversions to full-time employees, partially offset by reductions from

Beacon. Headcount in high cost locations fell compared to the first quarter of 2017.
Information systems and communications expenses increased 10% in the first quarter of 2018 compared to the first quarter of 2017. The increases were primarily related to higher technology costs.
Other expenses increased 11% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the $45 million impact of the adoption of the new revenue recognition accounting standard.
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
Restructuring Charges
In connection with Beacon, we announced in 2016 that we expected:
(i) to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020, including approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which would result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions; and
(ii) to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. Actual expenses may increase or decrease in the future due to other factors.
In the first quarter of 2018, we recorded no restructuring charges, compared to $17 million in the first quarter of 2017, related to Beacon. In aggregate, we have recorded restructuring charges of approximately $385 million related to Beacon, including $300 million in severance costs and $85 million in information technology application rationalization and real estate action.
In the first quarter of 2018, we achieved approximately $58 million of Beacon pre-tax run rate savings, net of Beacon investments, and expect total target pre-tax run rate net savings of $550 million to be realized by mid-2019, of which $385 million has been realized as of March 31, 2018.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents aggregate restructuring activity for the periods indicated.

TABLE 7: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	$144	$28	$3	$175
Income Tax Expense
Income tax expense was $102 million in the first quarter of 2018 compared to $82 million in the first quarter of 2017. Our effective tax rate in the first quarter of 2018 was 13.5%, compared to 14.0% in the same period of 2017. The 2018 tax expense included net benefits from the enactment of the Tax Cuts and Jobs Act and an increase in excess deductions related to stock based compensation, partially offset by a decrease in tax advantaged investments.
In the first quarter of 2018, we continued to perform our analysis and evaluate interpretations and other guidance regarding the Tax Cuts and Jobs Act, but did not record any adjustments to the amounts recorded on a provisional basis in the year ended December 31, 2017 or deem any such amounts as complete.
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

Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR ETF® brand.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K and Note 17 to the consolidated financial statements included in this Form 10-Q.
Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	2018	2017	% Change
Servicing fees	$1,421	$1,296	10%
Trading services	274	257	7
Securities finance	141	133	6
Processing fees and other	25	106	(76)
Total fee revenue	1,861	1,792	4
Net interest income	663	509	30
Gains (losses) related to investment securities, net	(2)	(40)	(95)
Total revenue	2,522	2,261	12
Provision for loan losses	—	(2)	nm
Total expenses	1,858	1,728	8
Income before income tax expense	$664	$535	24
Pre-tax margin	26%	24%

nm Not meaningful
Servicing Fees
Servicing fees increased 10% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher global equity markets, new business, client activity and the favorable impact of currency translation, partially offset by modest hedge fund outflows.
Servicing fees generated outside the U.S. were approximately 46% and 43% of total servicing fees in the first quarters of 2018 and 2017, respectively.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
Mutual funds	$7,503	$7,603	$7,033
Collective funds	9,908	9,707	8,024
Pension products	6,802	6,704	5,775
Insurance and other products	9,071	9,105	9,001
Total	$33,284	$33,119	$29,833

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
Equities	$19,198	$19,214	$16,651
Fixed-income	10,186	10,070	9,786
Short-term and other investments	3,900	3,835	3,396
Total	$33,284	$33,119	$29,833

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
North America	$24,336	$24,418	$22,361
Europe/Middle East/Africa	7,211	7,028	5,979
Asia/Pacific	1,737	1,673	1,493
Total	$33,284	$33,119	$29,833

(1) Geographic mix is based on the location in which the assets are serviced.
Asset servicing mandates newly announced in the first quarter of 2018 totaled approximately $1.3 trillion. Servicing assets remaining to be installed in future periods totaled approximately $1.6 trillion as of March 31, 2018, which will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
We expect that for the remainder of the year newly announced asset servicing mandates will return to levels more commonly reflected historically. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and is not yet installed. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Newly announced servicing asset mandates for the first quarter of 2018 include a significant amount of assets contracted for in the fourth quarter of 2017 for which we received client consent to disclose in the first quarter of 2018. Servicing mandates and servicing assets remaining to be installed in future periods are presented on a gross basis and therefore also do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us.

With respect to these new servicing mandates, once installed we may provide various services, including, accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle-office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency and wealth management services. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
For additional information about the impact of worldwide equity and fixed income valuations on our fee revenue, including servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis in this Form 10-Q.
As a result of a decision to diversify providers, one of our large clients will move a portion of its assets, largely common trust funds, currently with us to another service provider. We expect to remain a significant service provider to this client. The transition will principally occur in 2018 and beyond and represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.
Trading Services
Trading services revenue increased 11% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to stronger client FX volumes, the adoption of the new revenue recognition accounting standard and higher electronic trading activity. Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 2: Total Revenue.
Foreign Exchange Trading Revenue
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect foreign exchange trading.”

•
Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.

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

•
Other trading, transition management and brokerage revenue: As our clients look to us to enhance and preserve portfolio values, they may choose to utilize our Transition or Currency Management capabilities or transact with our Equity Trade execution group. These transactions generate revenue via commissions charged for trades transacted during the management of these portfolios.

In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the FCA in 2014 and the DOJ and SEC in 2017, including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods.
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
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral and our share of the fee split.
As principal, our enhanced custody business borrows securities from the lending client or other market participants and then lends such securities to the subsequent borrower, either our client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through assets under custody and administration from clients who have designated State Street as an eligible borrower.
Securities finance revenue as presented in Table 8: Investment Servicing Line of Business Results, increased 6% in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of higher lending activity from our agency business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, interpretations of those standards, and our own balance sheet management activities, may influence modifications to the way in which we deliver our agency lending or enhanced custody businesses, the volume of our securities lending activity and related revenue and profitability in future periods.

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
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results, decreased 76% in the first quarter of 2018 compared to the first quarter of 2017. The decrease is primarily due to the absence of a $30 million gain in the first quarter of 2017 from the sale of a business and the impact of $22 million higher FX swap costs not included in our net interest income deposit hedging program in the first quarter of 2018.
Expenses
Total expenses for Investment Servicing increased 8% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher technology costs, costs to support new business, higher annual merit and performance based incentive compensation and the unfavorable impact of currency translation, partially offset by the effects of Beacon savings. Seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes was $132 million and $137 million for the quarters ended March 31, 2018 and 2017, respectively.
Additional information about expenses is provided under Expenses in Consolidated Results of Operations included in this Management's Discussion and Analysis of this Form 10-Q.
Investment Management

TABLE 12: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions)	2018	2017	% Change
Management fees	$472	$382	24%
Trading services(1)	30	18	67
Processing fees and other	—	6	nm
Total fee revenue	502	406	24
Net interest income	(5)	1	nm
Total revenue	497	407	22
Total expenses	398	329	21
Income before income tax expense	$99	$78	27
Pre-tax margin	20%	19%

(1) Includes revenues associated with the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
nm Not meaningful

Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services, OCIO and other financial services for corporations, public funds and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services and the benchmarks specified in the respective management agreements related to performance fees.
Management fees increased 24% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher global equity markets, the adoption of the new revenue recognition accounting standard and the favorable impact of currency translation.
Management fees generated outside the U.S. were approximately 27% of total management fees in both the first quarters of 2018 and 2017.

TABLE 13: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
Equity:
Active	$94	$95	$77
Passive	1,576	1,650	1,482
Total Equity	1,670	1,745	1,559
Fixed-Income:
Active	79	77	69
Passive	354	337	312
Total Fixed-Income	433	414	381
Cash(1)	336	330	335
Multi-Asset-Class Solutions:
Active	18	18	19
Passive	128	129	113
Total Multi-Asset-Class Solutions	146	147	132
Alternative Investments(2):
Active	23	23	26
Passive	121	123	128
Total Alternative Investments	144	146	154
Total	$2,729	$2,782	$2,561

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
Alternative Investments(2)	$48	$48	$46
Cash	3	2	2
Equity	513	531	457
Fixed-income	65	63	53
Total Exchange-Traded Funds	$629	$644	$558

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 15: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2018	December 31, 2017	March 31, 2017
North America	$1,885	$1,931	$1,772
Europe/Middle East/Africa	511	521	486
Asia/Pacific	333	330	303
Total	$2,729	$2,782	$2,561

(1) Geographic mix is based on client location or fund management location.

TABLE 16: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of March 31, 2017	$1,559	$381	$335	$132	$154	$2,561
Long-term institutional inflows(3)	199	72	—	44	12	327
Long-term institutional outflows(3)	(259)	(67)	—	(41)	(23)	(390)
Long-term institutional flows, net	(60)	5	—	3	(11)	(63)
ETF flows, net	16	9	—	—	—	25
Cash fund flows, net	—	—	(11)	—	—	(11)
Total flows, net	(44)	14	(11)	3	(11)	(49)
Market appreciation	212	13	4	9	(1)	237
Foreign exchange impact	18	6	2	3	4	33
Total market/foreign exchange impact	230	19	6	12	3	270
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional inflows(3)	62	47	—	19	6	134
Long-term institutional outflows(3)	(109)	(29)	—	(18)	(5)	(161)
Long-term institutional flows, net	(47)	18	—	1	1	(27)
ETF flows, net	(8)	2	1	—	—	(5)
Cash fund flows, net	—	—	6	—	—	6
Total flows, net	(55)	20	7	1	1	(26)
Market appreciation	(28)	(5)	(2)	(3)	(2)	(40)
Foreign exchange impact	8	4	1	1	(1)	13
Total market/foreign exchange impact	(20)	(1)	(1)	(2)	(3)	(27)
Balance as of March 31, 2018	$1,670	$433	$336	$146	$144	$2,729

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
The preceding table does not include approximately $22 billion of new asset management business which was awarded but not installed as of March 31, 2018. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of March 31, 2018 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Total expenses for Investment Management increased 21% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the $60 million impact from the adoption of the new revenue recognition accounting standard, costs to support new business and the unfavorable impact of currency translation. Seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes was $16 million and $17 million for the quarters ended March 31, 2018 and 2017, respectively.
Additional information about expenses is provided under Expenses in Consolidated Results of Operations included in this Management's Discussion and Analysis of this Form 10-Q.
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

TABLE 17: AVERAGE STATEMENT OF CONDITION(1)

	Quarters Ended March 31,
	2018	2017
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$51,492	$48,893
Securities purchased under resale agreements	2,872	2,056
Trading account assets	1,138	914
Investment securities	95,362	97,219
Loans and leases	23,959	20,139
Other interest-earning assets	17,733	22,619
Average total interest-earning assets	192,556	191,840
Cash and due from banks	3,081	2,608
Other non-interest-earning assets	31,233	24,761
Average total assets	$226,870	$219,209

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$48,638	$25,928
Non-U.S.	78,582	94,990
Total interest-bearing deposits	127,220	120,918
Securities sold under repurchase agreements	2,617	3,894
Other short-term borrowings	1,255	1,341
Long-term debt	11,412	11,421
Other interest-bearing liabilities	5,260	5,240
Average total interest-bearing liabilities	147,764	142,814
Non-interest-bearing deposits	37,790	44,249
Other non-interest-bearing liabilities	18,942	10,626
Preferred shareholders’ equity	3,197	3,197
Common shareholders’ equity	19,177	18,323
Average total liabilities and shareholders’ equity	$226,870	$219,209

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis included in this Form 10-Q.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2018	December 31, 2017
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$89	$223
Mortgage-backed securities	10,290	10,872
Total U.S. Treasury and federal agencies	10,379	11,095
Asset-backed securities:
Student loans(1)	1,743	3,358
Credit cards	1,431	1,542
Sub-prime	—	—
Other	826	1,447
Total asset-backed securities	4,000	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,952	6,695
Asset-backed securities	1,633	2,947
Government securities	10,875	10,721
Other	4,531	6,108
Total non-U.S. debt securities	19,991	26,471
State and political subdivisions	7,307	9,151
Collateralized mortgage obligations	347	1,054
Other U.S. debt securities	2,280	2,560
U.S. equity securities	—	46
U.S. money-market mutual funds	—	397
Total	$44,304	$57,121

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$16,903	$17,028
Mortgage-backed securities	17,879	16,651
Total U.S. Treasury and federal agencies	34,782	33,679
Asset-backed securities:
Student loans(1)	2,973	3,047
Credit cards	709	798
Other	1	1
Total asset-backed securities	3,683	3,846
Non-U.S. debt securities:
Mortgage-backed securities	791	939
Asset-backed securities	259	263
Government securities	411	474
Other	49	48
Total non-U.S. debt securities	1,510	1,724
Collateralized mortgage obligations	1,183	1,209
Total	$41,158	$40,458

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
Average duration of our investment securities portfolio increased to 3.0 years as of March 31, 2018, compared to 2.7 years as of December 31, 2017. The increase is primarily driven by higher U.S. rates and the sale of lower duration non-HQLA securities.
We sold approximately $12 billion of non-HQLA securities during the quarter, primarily asset-backed securities, municipal bonds and covered bonds. These sales were part of our strategy to prioritize capital efficient client lending while managing OCI sensitivity. Sale proceeds will be reinvested into additional interest earning assets.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of both March 31, 2018 and December 31, 2017.

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2018	December 31, 2017
AAA(1)	75%	74%
AA	15	16
A	6	6
BBB	4	4
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2018	December 31, 2017
US Treasuries	20%	17%
US Agency MBS	31	26
ABS	15	22
Foreign Sovereign	14	12
Other Credit	20	23
	100%	100%

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 25% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2018, compared to approximately 29% as of December 31, 2017.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	March 31, 2018	December 31, 2017
Available-for-sale:
United Kingdom	$3,707	$5,721
Australia	2,745	4,717
Canada	2,509	3,066
France	2,157	2,500
Italy	1,436	1,645
Japan	1,400	1,319
Spain	1,234	1,413
Belgium	1,077	1,193
Ireland	724	787
Netherlands	669	1,175
Hong Kong	664	666
Sweden	396	538
Germany	336	529
Finland	282	299
Norway	243	514
Austria	233	234
South Korea	19	19
Other(1)	160	136
Total	$19,991	$26,471
Held-to-maturity:
United Kingdom	$402	$410
Netherlands	255	372
Singapore	288	353
Australia	213	235
Spain	105	104
Germany	124	127
Other(2)	123	123
Total	$1,510	$1,724

(1) Included approximately $31 million and $37 million as of March 31, 2018 and December 31, 2017, respectively, related to Portugal, which was related to MBS and auto loans.
(2) Included approximately $74 million and $75 million as of March 31, 2018 and December 31, 2017, respectively, related to Italy and Portugal, all of which were related to MBS and auto loans.
Approximately 74% and 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2018 and December 31, 2017, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2018 and December 31, 2017, approximately 86% and 61%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.

As of March 31, 2018, our non-U.S. debt securities had an average market-to-book ratio of 100.5%, and an aggregate pre-tax net unrealized gain of approximately $105 million, composed of gross unrealized gains of $158 million and gross unrealized losses of $53 million. These unrealized amounts included;

•
a pre-tax net unrealized gain of $20 million, composed of gross unrealized gains of $68 million and gross unrealized losses of $48 million, associated with non-U.S. debt securities available-for-sale and;

•	a pre-tax net unrealized gain of $85 million, composed of gross unrealized gains of $90 million and gross unrealized losses of $5 million, associated with non-U.S. debt securities held-to-maturity.
As of March 31, 2018, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian, and Dutch mortgages and U.K. and Eurozone consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Municipal Obligations
We carried approximately $7.31 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2018 as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.22 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of March 31, 2018
State of Issuer:
Texas	$1,230	$1,597	$2,827	17%
California	342	2,237	2,579	16
New York	690	1,433	2,123	13
Massachusetts	804	991	1,795	11
Washington	505	365	870	5
Total	$3,571	$6,623	$10,194

As of December 31, 2017
State of Issuer:
Texas	$1,713	$1,622	$3,335	18%
California	415	2,237	2,652	14
New York	742	1,288	2,030	11
Massachusetts	859	991	1,850	10
Washington	623	366	989	5
Total	$4,352	$6,504	$10,856

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $16.53 billion and $18.47 billion across our businesses as of March 31, 2018 and December 31, 2017, respectively.
(2) Includes municipal loans which are also presented within Table 23: U.S. and Non-U.S. Loans and Leases.
Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 90% of the obligors rated “AAA” or “AA” as of March 31, 2018. As of that date, approximately 44% and 55% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
We recorded approximately $1 million of OTTI in the first quarter of 2018 and less than $1 million of OTTI in the first quarter of 2017. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $1.26 billion as of March 31, 2018 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and continental Europe takes into account the outcome from the Brexit referendum and other geopolitical events, and assumes no disruption of payments on these securities.
Loans and Leases

TABLE 23: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	March 31, 2018	December 31, 2017
Domestic:
Commercial and financial	$23,581	$18,696
Commercial real estate	257	98
Lease financing	261	267
Total domestic	24,099	19,061
Non-U.S.:
Commercial and financial	5,080	3,837
Lease financing	403	396
Total non-U.S.	5,483	4,233
Total loans and leases	$29,582	$23,294
The increase in loans in the commercial and financial segment as of March 31, 2018 compared to December 31, 2017 was primarily driven by higher levels of overdrafts and senior secured bank loans.
As of March 31, 2018 and December 31, 2017, our investment in senior secured loans totaled approximately $3.9 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2018 and December 31, 2017 of $338 million and $279 million, respectively, to participate in such syndications.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 89% of the loans rated “BB” or “B” as of both March 31, 2018 and December 31, 2017. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $1.9 billion and $2.1 billion as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, unearned income deducted from our investment in leveraged lease financing was $32 million and $75 million, respectively, for U.S. leases and $110 million and $159 million, respectively, for non-U.S. leases.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans were modified in troubled debt restructurings in the quarters ended March 31, 2018 and 2017.

TABLE 24: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Quarters Ended March 31,
(In millions)	2018	2017
Allowance for loan and lease losses:
Beginning balance	$54	$53
Provision for loan and lease losses(1)	—	(2)
Ending balance	$54	$51

(1) The provision for loan and lease losses is related to commercial and financial loans.
As of March 31, 2018 and March 31, 2017, approximately $46 million and $43 million, respectively, of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million as of both March 31, 2018 and March 31, 2017, was related to other components of commercial and financial loans.

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
The cross-border outstandings presented in Table 25: Cross-Border Outstandings, represented approximately 26% of our consolidated total assets as of both March 31, 2018 and December 31, 2017.

TABLE 25: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2018
Germany	$22,295	$351	$22,646
United Kingdom	16,524	1,349	17,873
Japan	9,497	1,346	10,843
Canada	3,183	1,079	4,262
Australia	3,080	909	3,989
France	2,967	423	3,390
Switzerland	1,749	553	2,302
December 31, 2017
Germany	$18,201	$295	$18,496
Japan	15,250	549	15,799
United Kingdom	12,051	1,253	13,304
Australia	5,278	390	5,668
Canada	4,215	707	4,922
France	2,684	344	3,028

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of March 31, 2018, countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets were Ireland, Italy and Luxembourg at approximately $1.80 billion, $1.67 billion and $1.73 billion, respectively. As of December 31, 2017, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.
Risk Management
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	information technology risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest-rate risk;

•	model risk;

•	strategic risk; and

•	reputational, fiduciary and business conduct risk.
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail included under Item 1A, Risk Factors, in our 2017 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 75 to 80 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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
For additional information about our credit risk management, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 80 to 85 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Liquidity Risk Management
Our liquidity framework contemplates areas of potential risk based on our activities, size and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF (a recently formed direct subsidiary of the Parent Company) and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent certain triggers reflecting financial distress at the Parent Company, the liquidity transferred to SSIF continues to be available to the Parent Company. As of March 31, 2018, the Parent Company and State Street Bank had approximately $904 million of senior notes and junior subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 85 to 90 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2017 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 7 to 8 included under Item 1, Business, in our 2017 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), selected non-U.S. Government and supranational securities as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. In 2014, U.S. banking regulators issued a final rule to implement the BCBS' LCR in the United States. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. In addition, in December 2016, the Federal Reserve issued a final rule requiring large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their LCR. As of both March 31, 2018 and December 31, 2017, our LCR was in excess of 100%. The average HQLA for the Parent Company under the LCR final rule was $80.29 billion and $65.35 billion, post-prescribed haircuts, for the quarters ended March 31, 2018 and December 31, 2017, respectively.

TABLE 26: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
	Quarters Ended
(In millions)	March 31, 2018	December 31, 2017
Excess central bank balances	$42,279	$33,584
U.S. Treasuries	10,720	10,278
Other investment securities	17,287	13,422
Foreign government	10,003	8,064
Total	$80,289	$65,348
With respect to highly liquid short-term investments presented in the preceding table, we maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $42.28 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended March 31, 2018, compared to $33.58 billion for the quarter ended December 31, 2017. The higher levels of average cash balances with central banks was due to normal deposit volatility. The increase in average HQLA for the quarter ended March 31, 2018 compared to the quarter ended December 31, 2017 presented in the table above was primarily a result of the sale of $12 billion in non-HQLA securities during the quarter ended March 31, 2018.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2018 and December 31, 2017, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $27.02 billion as of March 31, 2018, compared to $66.10 billion as of December 31, 2017. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $26.83 billion and $26.49 billion as of March 31, 2018 and December 31, 2017, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2018, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure, commonly referred to as a resolution plan or a living will, to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of our insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning.
We submitted our 2017 resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC on June 30, 2017. Subsequently, the Federal Reserve and FDIC extended the next resolution plan filing deadline for eight large domestic banks, including us, to July 1, 2019. The agencies completed their review of our 2017 165(d) resolution plan in December 2017 and found no deficiencies or shortcomings in the plan.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 10 and 11 included under Item 1, Business, in our 2017 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The

Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow us to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
In accordance with its policies, we are required to monitor, on an ongoing basis, the capital and liquidity needs of State Street Bank and the other Beneficiary Entities. To support this process, we have established a trigger framework that identifies key actions that would need to be taken or decisions that would need to be made if certain events tied to our financial condition occur. In the event that we experience material financial distress, the support agreement requires us to model and calculate certain capital and liquidity triggers on a regular basis to determine whether or not the Parent Company should commence preparations for a bankruptcy filing and whether or not a Recapitalization Event has occurred.

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement; (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely, including in evaluating any of our entities from a creditor's perspective or determining whether to enter into a contractual relationship with any of our entities, on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement.
A “Recapitalization Event” is defined under the support agreement as the earlier occurrence of one or more capital and liquidity thresholds being breached or the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. These thresholds are set at levels intended to provide for the availability of sufficient capital and liquidity to enable an orderly resolution without extraordinary government support. The SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place. An expected effect of the SPOE Strategy and applicable TLAC regulatory requirements is that our losses will be imposed on the Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of its losses are imposed on the holders of the debt securities of the Parent Company's operating subsidiaries or any of their depositors or creditors, or before U.S. taxpayers are put at risk.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. As of March 31, 2018 and December 31, 2017, approximately 60% of our average client deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
For the past several years, we have typically experienced higher client deposit inflows toward the end of each fiscal quarter or the end of the fiscal year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

TABLE 27: TOTAL DEPOSITS
			Average Balance
	Quarters Ended March 31,		Quarters Ended March 31,
(In millions)	2018	2017	2018	2017
Client deposits	$187,507	$176,702	$160,681	$156,623
Wholesale CDs	4,010	6,763	4,329	8,544
Total deposits	$191,517	$183,465	$165,010	$165,167
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $2.02 billion and $2.84 billion as of March 31, 2018 and December 31, 2017, respectively.

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.09 billion as of March 31, 2018, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2018, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. In addition, State Street Bank also has authorization to issue up to $5 billion in unsecured senior debt and an additional $500 million of subordinated debt.
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
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that we fail to properly exercise our fiduciary duties in our provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of our activities.
For additional information about our operational risk framework, refer to pages 90 to 92 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Information Technology Risk Management
Technology risk is defined as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Technology risk includes risks potentially triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events and adoption of new business technologies.
For additional information about our informational technology risk mangement framework, refer to pages 93 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.

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
For additional information about the market risk associated with our trading activities, refer to pages 94 to 95 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2018, the notional amount of these derivative contracts was $2.24 trillion, of which $2.23 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 96 to 100 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.

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

We had no back-testing exceptions in both the quarters ended March 31, 2018 and March 31, 2017.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during both the quarters ended March 31, 2018 and March 31, 2017, and as of March 31, 2018 and March 31, 2017, as measured by our VaR methodology:

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended March 31,						As of March 31,
	2018			2017			2018	2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$6,496	$11,390	$2,967	$6,614	$13,090	$2,566	$4,233	$8,599
Global Treasury	764	1,940	100	645	832	421	1,187	421
Total VaR	$6,620	$11,348	$3,580	$6,595	$12,971	$2,544	$4,111	$8,475

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended March 31,						As of March 31,
	2018			2017			2018	2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$34,136	$56,764	$20,411	$31,676	$43,001	$13,704	$45,984	$32,115
Global Treasury	4,118	10,177	342	10,892	17,019	6,609	7,024	7,396
Total Stressed VaR	$34,060	$56,297	$20,478	$34,846	$46,895	$18,119	$44,989	$33,745
The three month average of our stressed VaR-based measure was approximately $34 million for the quarter ended March 31, 2018, compared to an average of approximately $35 million for the quarter ended March 31, 2017.
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

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of March 31, 2018 and March 31, 2017. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2018			As of March 31, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$2,407	$3,806	$243	$6,107	$3,682	$263
Global Treasury	62	1,148	—	53	436	—
Total VaR	$2,415	$3,379	$243	$6,134	$3,579	$263

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2018			As of March 31, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$10,520	$44,416	$273	$6,750	$34,006	$324
Global Treasury	126	7,173	—	78	7,489	—
Total Stressed VaR	$10,421	$43,371	$273	$6,770	$35,574	$324

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. Economic value of equity (EVE) sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally-approved risk limits and guidelines.

For additional information about our Asset-and-Liability Management Activities, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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
We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 bps instantaneous shock, approximately 75% of the expected benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 bps instantaneous shock, approximately 60-70% of the expected benefit is driven by U.S. rates.

TABLE 32: NII SENSITIVITY
(In millions)	March 31, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+100 bps shock	$524	$435
–100 bps shock	(356)	(294)
+100 bps ramp	207	177
–100 bps ramp	(150)	(122)

State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of March 31, 2018, NII sensitivity remains positioned to benefit from rising interest rates. Compared to December 31, 2017, investment portfolio activity, including the sale of $12 billion of non-HQLA assets in the first quarter of 2018, was the main driver of the increased benefit to the up 100 bps instantaneous shock and the increased exposure to the down 100 bps instantaneous shock. Gradual rate shocks are impacted by the same drivers as instantaneous shocks, but the changes are less pronounced due to the severity and timing of the rate shift.
The following table highlights our EVE sensitivity to a +/-200 bps instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements. EVE sensitivity is dependent on the timing of interest and principal cash flows. Also, the measure only evaluates the spot balance sheet and does not include the impact of new business assumptions.

TABLE 33: EVE SENSITIVITY
(In millions)	March 31, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,375)	$(1,507)
–200 bps shock	145	11
As of March 31, 2018, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2017, the change in the up 200 bps instantaneous shocks was driven by investment portfolio activity partially offset by higher US interest rates. The change in the down 200 bps instantaneous shock was driven by higher US interest rates partially offset by investment portfolio activities.
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
For additional information about our model risk management, including our governance and model validation, refer to pages 101 to 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.

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
For additional information about our strategic risk management, refer to page 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Capital
Managing our capital involves evaluating whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements and are sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital adequacy based on relevant regulatory capital requirements, as well as our own internal capital goals, targets and other relevant metrics.
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Planning group within Global Treasury is responsible for the Capital Policy and Guidelines, development of the Capital Plan, the management of global capital, capital optimization and business unit capital management. The Capital Planning group is also responsible for enterprise stress testing, including stress revenue and expense modeling and information technology related matters associated with stress testing models.
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
For additional information about our capital, refer to pages 102 to 112 included under Item 7, Management's Discussion and Analysis of Financial

State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Condition and Results of Operations, in our 2017 Form 10-K.
Global Systemically Important Bank
We are one among a group of 30 institutions worldwide that have been identified by the FSB and the BCBS as G-SIBs. Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital buffer above the minimum capital ratios set forth in the Basel III final rule.
In addition to the Basel III final rule, we are subject to the Federal Reserve's final rule imposing a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in in January 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
Method 2 is the binding methodology for us and our applicable surcharge is presently calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.5% in 2019, would be 8.5% for CET1 capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation. Further, like all other U.S. G-SIBs, we are also subject to a 2% leverage buffer under the Basel III final rule. If we fail to exceed the 2% leverage buffer, it will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our banking competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same additional capital and leverage requirements. In addition, not all our competitors are banking institutions and therefore are not subject to the same degree of regulation as is applicable to banking institutions, such as State Street, including the capital leverage requirements described above.

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
Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD, plus an external TLAC buffer. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and eligible LTD in the amount equal to at least 21.5% of total risk-weighted assets (using an estimated G-SIB method 1 surcharge of 1%) and 9.5% of total leverage exposure, as defined by the SLR final rule, and (2) qualifying external LTD equal to the greater of 7.5% of risk-weighted assets (using an estimated G-SIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
Based upon current estimates, assumptions and guidance, we project that compliance with TLAC and LTD will result in increasing our outstanding LTD by approximately $1.5 billion at December 31, 2018 compared to debt outstanding at December 31, 2017. Our estimates regarding TLAC and LTD are subject to additional regulatory guidance and interpretation.
For additional information on our TLAC requirements, refer to page 9 under "Regulatory Capital Adequacy and Liquidity Standards" in "Total Loss-Absorbing Capacity (TLAC)" included under Item 1, Business, in our 2017 Form 10-K.
We must comply with the TLAC final rule starting on January 1, 2019.

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the Basel III framework in the U.S. Provisions of the Basel III final rule that became effective under a transition timetable starting in January 2014, with full implementation required by January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized” approach and the “advanced” approaches, applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for RWA, including specified risk weights for certain on- and off-balance sheet exposures.
The advanced approaches consist of the AIRB approach used for the calculation of RWA related to credit risk, and the AMA approach used for the calculation of RWA related to operational risk. RWA related to market risk continues to be calculated in conformity with the final market risk capital rule described below.
The final market risk capital rule requires us to use internal models to calculate daily measures of Value-at-Risk, referred to as VaR, that reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk" in this Form 10-Q.
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer and countercyclical capital buffer. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
The requirement for the capital conservation buffer is being phased in beginning on January 1, 2016, with full implementation by January 1, 2019. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum CET1, tier 1, and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required to be “well-capitalized” by maintaining capital ratios above the minimum requirements. Effective on January 1, 2015, the “well-capitalized” standard for our banking subsidiaries was revised to reflect the higher capital requirements in the Basel III final rule.

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table sets forth the transition to full implementation and the minimum risk-based capital ratio requirements under the Basel III final rule.

TABLE 34: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1)

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
The specific calculation of State Street's and State Street Bank's risk-based capital ratios has changed as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) were phased in, and as our risk-weighted assets calculated using the advanced approaches changed due to changes in methodology. These methodological changes result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
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

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches March 31, 2018(1)	Basel III Standardized Approach March 31, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches March 31, 2018(1)	Basel III Standardized Approach March 31, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,300	$10,300	$10,302	$10,302	$11,612	$11,612	$11,612	$11,612
Retained earnings			19,311	19,311	18,856	18,856	12,442	12,442	12,312	12,312
Accumulated other comprehensive income (loss)			(1,040)	(1,040)	(972)	(972)	(898)	(898)	(809)	(809)
Treasury stock, at cost			(9,334)	(9,334)	(9,029)	(9,029)	—	—	—	—
Total			19,237	19,237	19,157	19,157	23,156	23,156	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,169)	(7,169)	(6,877)	(6,877)	(6,859)	(6,859)	(6,579)	(6,579)
Other adjustments			(118)	(118)	(76)	(76)	(1)	(1)	(5)	(5)
CET1 capital			11,950	11,950	12,204	12,204	16,296	16,296	16,531	16,531
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			15,146	15,146	15,382	15,382	16,296	16,296	16,531	16,531
Qualifying subordinated long-term debt			961	961	980	980	962	962	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	72	4	72	—	72	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,107	$16,179	$16,367	$16,435	$17,258	$17,330	$17,514	$17,586
Risk-weighted assets:
Credit risk			$48,843	$108,946	$49,976	$101,349	$46,164	$106,132	$47,448	$98,433
Operational risk(4)			46,039	NA	45,822	NA	45,488	NA	45,295	NA
Market risk(5)			3,630	1,531	3,358	1,334	3,632	1,531	3,375	1,334
Total risk-weighted assets			$98,512	$110,477	$99,156	$102,683	$95,284	$107,663	$96,118	$99,767
Adjusted quarterly average assets			$219,582	$219,582	$209,328	$209,328	$216,922	$216,922	$206,070	$206,070

Capital Ratios(1):	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
CET1 capital	7.5%	6.5%	12.1%	10.8%	12.3%	11.9%	17.1%	15.1%	17.2%	16.6%
Tier 1 capital	9.0	8.0	15.4	13.7	15.5	15.0	17.1	15.1	17.2	16.6
Total capital	11.0	10.0	16.4	14.6	16.5	16.0	18.1	16.1	18.2	17.6
Tier 1 leverage	4.0	4.0	6.9	6.9	7.3	7.3	7.5	7.5	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of March 31, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of March 31, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2018. See Table 34: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017. See Table 34: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
NA Not applicable

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital decreased $254 million as of March 31, 2018 compared to December 31, 2017 primarily due to capital distributions of $559 million from common stock purchases and dividends, a $297 million impact from the 2018 phase-in of the deduction of intangibles (100% in 2018 compared to 80% in 2017), and accumulated other comprehensive income of $68 million. The decreases in CET1 capital were partially offset by net income of $661 million in the quarter ended March 31, 2018.
In the same comparative period, our tier 1 capital decreased $236 million and total capital decreased $260 million under advanced approaches and decreased $256 million under standardized approach due to the changes in the CET1 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the quarter ended March 31, 2018 and for the year ended December 31, 2017.

TABLE 36: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches March 31, 2018	Basel III Standardized Approach March 31, 2018	Basel III Advanced Approaches December 31, 2017	Basel III Standardized Approach December 31, 2017
CET1 capital:
CET1 capital balance, beginning of period	$12,204	$12,204	$11,624	$11,624
Net income	661	661	2,177	2,177
Changes in treasury stock, at cost	(305)	(305)	(1,347)	(1,347)
Dividends declared	(209)	(209)	(778)	(778)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(292)	(292)	(529)	(529)
Effect of certain items in accumulated other comprehensive income (loss)	(68)	(68)	964	964
Other adjustments	(41)	(41)	93	93
Changes in CET1 capital	(254)	(254)	580	580
CET1 capital balance, end of period	11,950	11,950	12,204	12,204
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,382	15,382	14,717	14,717
Change in CET1 capital	(254)	(254)	580	580
Net issuance of preferred stock	—	—	—	—
Trust preferred capital securities phased out of tier 1 capital	—	—	—	—
Other adjustments	18	18	85	85
Changes in tier 1 capital	(236)	(236)	665	665
Tier 1 capital balance, end of period	15,146	15,146	15,382	15,382
Tier 2 capital:
Tier 2 capital balance, beginning of period	985	1,053	1,192	1,250
Net issuance and changes in long-term debt qualifying as tier 2	(19)	(19)	(192)	(192)
Trust preferred capital securities phased into tier 2 capital	—	—	—	—
Changes in ALLL and other	(4)	—	(15)	(5)
Change in other adjustments	(1)	(1)	—	—
Changes in tier 2 capital	(24)	(20)	(207)	(197)
Tier 2 capital balance, end of period	961	1,033	985	1,053
Total capital:
Total capital balance, beginning of period	16,367	16,435	15,909	15,967
Changes in tier 1 capital	(236)	(236)	665	665
Changes in tier 2 capital	(24)	(20)	(207)	(197)
Total capital balance, end of period	$16,107	$16,179	$16,367	$16,435

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the quarter ended March 31, 2018 and for the year ended December 31, 2017.

TABLE 37: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	March 31, 2018	December 31, 2017
Total risk-weighted assets, beginning of period	$99,156	$99,301
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	321	2,914
Net increase (decrease) in loans and leases	811	30
Net increase (decrease) in securitization exposures	(2,328)	(683)
Net increase (decrease) in repo-style transaction exposures	(367)	440
Net increase (decrease) in OTC derivatives exposures	(364)	(1,082)
Net increase (decrease) in all other(1)	794	(2,543)
Net increase (decrease) in credit risk-weighted assets	(1,133)	(924)
Net increase (decrease) in credit valuation adjustment	74	(47)
Net increase (decrease) in market risk-weighted assets	198	(417)
Net increase (decrease) in operational risk-weighted assets	217	1,243
Total risk-weighted assets, end of period	$98,512	$99,156

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of March 31, 2018, total advanced approaches risk-weighted assets decreased $644 million compared to December 31, 2017, primarily due to lower credit risk, partially offset by increases in operational risk and market risk. The decrease in credit risk was primarily due to the sale of non-HQLA assets within the investment portfolio in the first quarter of 2018, and a counterparty mix shift from banks to corporates in the FX derivative portfolio. Operational risk increased approximately $217 million due to changes in the average five-year internal loss frequency. Market risk increased $198 million due to higher interest rate risk at the end of each business day over the first quarter, leading to higher average VaR measures.

The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the quarter ended March 31, 2018 and year ended December 31, 2017.

TABLE 38: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	March 31, 2018	December 31, 2017
Total estimated risk-weighted assets, beginning of period(1)	$102,683	$99,876
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(874)	1,729
Net increase (decrease) in loans and leases	6,653	2,589
Net increase (decrease) in securitization exposures	(2,328)	(690)
Net increase (decrease) in repo-style transaction exposures	1,046	2,058
Net increase (decrease) in OTC derivatives exposures	1,971	(1,709)
Net increase (decrease) in all other(2)	1,129	(753)
Net increase (decrease) in credit risk-weighted assets	7,597	3,224
Net increase (decrease) in market risk-weighted assets	197	(417)
Total risk-weighted assets, end of period	$110,477	$102,683

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of March 31, 2018, total standardized approach risk-weighted assets increased $7.79 billion compared to December 31, 2017, primarily the result of an increase in credit risk. The main drivers of the credit risk change were an increase in loans due to a temporary increase in overdrafts of $6.0 billion, an increase in the FX portfolio due to a mix shift from banks to corporates which have a higher prescribed risk weight under the standardized approach and an increase in equities within the securities finance portfolio, which require a higher haircut under the Basel rule. These increases were partially offset by the sale of non-HQLA assets within the investment portfolio in the first quarter of 2018.
The regulatory capital ratios as of March 31, 2018, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of March 31, 2018, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. Upon implementation, the SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ PCA framework and (ii) we maintain an SLR of at least 5% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures.

TABLE 39: SUPPLEMENTARY LEVERAGE RATIO
(In millions)	March 31, 2018
State Street:
Tier 1 capital	$15,146

On-and off-balance sheet leverage exposure	259,650
Less: regulatory deductions	(7,288)
Total assets for SLR	$252,362
Supplementary leverage ratio	6.0%

State Street Bank:
Tier 1 capital	$16,296

On-and off-balance sheet leverage exposure	256,593
Less: regulatory deductions	(6,860)
Total assets for SLR	$249,733
Supplementary leverage ratio	6.5%

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2018:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS
	Quarters Ended March 31,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

(1) Dividends were paid in March 2018.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). The table below presents the activity under the 2017 Program during the period indicated:

TABLE 42: SHARES REPURCHASED
	Quarter Ended March 31, 2018
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Quarters Ended March 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2018		2017
Common Stock	$0.42	$154	$0.38	$144

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 48 and 49 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 169 to 171 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $399.06 billion as of March 31, 2018, compared to $381.82 billion as of December 31, 2017. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $416.86 billion and $400.83 billion as collateral for indemnified securities on loan as of March 31, 2018 and December 31, 2017, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $416.86 billion and $400.83 billion, referenced above, $59.78 billion and $61.27 billion was invested in indemnified repurchase agreements as of March 31, 2018 and December 31, 2017, respectively. We or our agents held $63.85 billion and $65.27 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2018 and December 31, 2017, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 42

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under Financial Condition - Market Risk Management in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk refer to pages 94 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2018, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
We have established and maintain internal controls over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, we routinely enhances our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 43

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Fee revenue:
Servicing fees	$1,421	$1,296
Management fees	472	382
Trading services	304	275
Securities finance	141	133
Processing fees and other	25	112
Total fee revenue	2,363	2,198
Net interest income:
Interest income	857	650
Interest expense	199	140
Net interest income	658	510
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	(1)	(40)
Losses from other-than-temporary impairment	(1)	—
Gains (losses) related to investment securities, net	(2)	(40)
Total revenue	3,019	2,668
Provision for loan losses	—	(2)
Expenses:
Compensation and employee benefits	1,249	1,166
Information systems and communications	315	287
Transaction processing services	242	197
Occupancy	120	110
Acquisition and restructuring costs	—	29
Professional services	79	94
Amortization of other intangible assets	50	52
Other	201	151
Total expenses	2,256	2,086
Income before income tax expense (benefit)	763	584
Income tax expense (benefit)	102	82
Net income	$661	$502
Net income available to common shareholders	$605	$446
Earnings per common share:
Basic	$1.65	$1.17
Diluted	1.62	1.15
Average common shares outstanding (in thousands):
Basic	367,439	381,224
Diluted	372,619	386,417
Cash dividends declared per common share	$.42	$.38

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 44

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$661	$502
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $52 and $123, respectively	151	91
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(116) and $131, respectively	(135)	201
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $21 and $5, respectively	4	6
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $1, respectively	—	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $(19) and ($51), respectively	(97)	(70)
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $3, respectively	12	6
Other comprehensive income (loss)	(65)	235
Total comprehensive income	$596	$737

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 45

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	March 31, 2018	December 31, 2017
Assets:	(Unaudited)
Cash and due from banks	$2,546	$2,107
Interest-bearing deposits with banks	79,418	67,227
Securities purchased under resale agreements	5,136	3,241
Trading account assets	1,178	1,093
Investment securities available-for-sale	44,304	57,121
Investment securities held-to-maturity (fair value of $40,483 and $40,255)	41,158	40,458
Loans and leases (less allowance for losses of $54 and $54)	29,528	23,240
Premises and equipment (net of accumulated depreciation of $4,005 and $3,881)	2,194	2,186
Accrued interest and fees receivable	3,183	3,099
Goodwill	6,068	6,022
Other intangible assets	1,578	1,613
Other assets	33,995	31,018
Total assets	$250,286	$238,425
Liabilities:
Deposits:
Non-interest-bearing	$57,025	$47,175
Interest-bearing—U.S.	55,094	50,139
Interest-bearing—non-U.S.	79,398	87,582
Total deposits	191,517	184,896
Securities sold under repurchase agreements	2,020	2,842
Other short-term borrowings	1,066	1,144
Accrued expenses and other liabilities	22,340	15,606
Long-term debt	10,944	11,620
Total liabilities	227,887	216,108
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,796	9,799
Retained earnings	19,311	18,856
Accumulated other comprehensive income (loss)	(1,074)	(1,009)
Treasury stock, at cost (138,472,445 and 136,229,784 shares)	(9,334)	(9,029)
Total shareholders’ equity	22,399	22,317
Total liabilities and shareholders' equity	$250,286	$238,425

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					502				502
Other comprehensive income (loss)						235			235
Cash dividends declared:
Common stock - $0.38 per share					(144)				(144)
Preferred stock					(55)				(55)
Common stock acquired							6,671	(523)	(523)
Common stock awards vested				14			(1,091)	46	60
Other							(1)		—
Balance as of March 31, 2017	$3,196	503,880	$504	$9,796	$17,762	$(1,805)	127,520	$(8,159)	$21,294
Balance as of December 31, 2017	$3,196	503,880	$504	$9,799	$18,856	$(1,009)	136,230	$(9,029)	$22,317
Net income					661				661
Other comprehensive income						(65)			(65)
Cash dividends declared:
Common stock - $0.42 per share					(154)				(154)
Preferred stock					(55)				(55)
Common stock acquired							3,324	(350)	(350)
Common stock awards vested				(3)			(1,075)	45	42
Other				—	3		(7)	—	3
Balance as of March 31, 2018	$3,196	503,880	$504	$9,796	$19,311	$(1,074)	138,472	$(9,334)	$22,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2018	2017
Operating Activities:
Net income	$661	$502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(35)	(3)
Amortization of other intangible assets	50	52
Other non-cash adjustments for depreciation, amortization and accretion, net	248	212
Losses related to investment securities, net	2	40
Change in trading account assets, net	(85)	79
Change in accrued interest and fees receivable, net	(84)	(46)
Change in collateral deposits, net	6,011	(68)
Change in unrealized losses on foreign exchange derivatives, net	(2,205)	2,334
Change in other assets, net	(993)	(1,606)
Change in accrued expenses and other liabilities, net	1,091	1,908
Other, net	175	105
Net cash provided by operating activities	4,836	3,509
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(12,191)	4,146
Net (increase) in securities purchased under resale agreements	(1,895)	(225)
Proceeds from sales of available-for-sale securities	11,720	2,165
Proceeds from maturities of available-for-sale securities	4,438	6,836
Purchases of available-for-sale securities	(3,922)	(6,287)
Proceeds from maturities of held-to-maturity securities	1,155	670
Purchases of held-to-maturity securities	(1,860)	(1,311)
Net (increase) in loans and leases	(6,280)	(2,769)
Purchases of equity investments and other long-term assets	(8)	(18)
Purchases of premises and equipment, net	(147)	(164)
Proceeds from sale of joint venture investment	—	172
Other, net	17	(5)
Net cash (used in) provided by investing activities	(8,973)	3,210
Financing Activities:
Net (decrease) in time deposits	(1,789)	(5,793)
Net increase in all other deposits	8,410	2,095
Net (decrease) in other short-term borrowings	(900)	(805)
Payments for long-term debt and obligations under capital leases	(515)	(11)
Purchases of common stock	(350)	(354)
Repurchases of common stock for employee tax withholding	(70)	(55)
Payments for cash dividends	(210)	(201)
Net cash provided by (used in) financing activities	4,576	(5,124)
Net increase	439	1,595
Cash and due from banks at beginning of period	2,107	1,314
Cash and due from banks at end of period	$2,546	$2,909

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

State Street Corporation | 49

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
The accompanying Consolidated Financial Statements should be read in conjunction with the financial and risk factor information included in our 2017 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2017 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.

State Street Corporation | 50

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard replaces the existing incurred loss impairment guidance and requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available-for-sale securities, and credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application.
January 1, 2020, early adoption permitted
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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard provides an election to reclassify the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings.

		January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.

State Street Corporation | 51

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The standard provides companies with a single model for recognizing revenue from contracts with customers. The core principle requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. We used the modified retrospective method of transition, which requires the impact of applying the standard on prior periods to be reflected in opening retained earnings upon adoption. The adoption of the standard does not have a material impact on the timing of recognition of revenue in our consolidated statement of income, or our consolidated statement of position, and therefore no adjustment has been made to retained earnings. However, due to the updated principal and agent guidance in the standard, certain costs we pay to third parties on behalf of our clients previously reported in our consolidated statement of income on a net basis, primarily against the related management fee revenue, and trading services revenue are now reported on a gross basis as expenses.
For the period ended March 31, 2018, both revenues and expenses increased by approximately $65 million, primarily due to the updated principal and agent guidance. The revenue impact was approximately $45 million in management fees, $15 million in trading services, and $5 million across other revenue line items, and the expense impact was approximately $15 million in transaction processing, $45 million in other expenses, and $5 million across other expense line items. Adoption of the standard had no impact on cash from or used in operating, financing, or investing activities on our consolidated statements of cash flows.

We adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. Under the new standard, all equity securities will be measured at fair value through earnings with certain exceptions, including investments accounted for under the equity method of accounting or where the fair market value of an equity security is not readily available. Upon adoption of the standard on January 1, 2018, we reclassified approximately $397 million of money market funds and $46 million of equity securities held at fair value through profit and loss in other assets. The cumulative-effect transition adjustment recognized in retained earnings on January 1, 2018, and the change in fair value recognized through profit and loss for the period ended March 31, 2018, were immaterial to the financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.    Fair Value
Fair Value Measurements
We carry trading account assets and liabilities, AFS debt securities, certain equity securities and various types of derivative financial instruments, at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 131 to 138 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the quarter ended March 31, 2018, no assets or liabilities were transferred between levels 1 and 2. Approximately $9 million of assets were transferred between levels 1 and 2 during the year ended December 31, 2017.

State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2018
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	399	141	—		540
Other	43	556	—		599
Total trading account assets	481	697	—		1,178
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	78	—		89
Mortgage-backed securities	—	10,290	—		10,290
Total U.S. Treasury and federal agencies	11	10,368	—		10,379
Asset-backed securities:
Student loans	—	1,743	—		1,743
Credit cards	—	1,431	—		1,431
CLOs	—	—	826		826
Total asset-backed securities	—	3,174	826		4,000
Non-U.S. debt securities:
Mortgage-backed securities	—	2,952	—		2,952
Asset-backed securities	—	1,361	272		1,633
Government securities	—	10,875	—		10,875
Other(2)	—	4,353	178		4,531
Total non-U.S. debt securities	—	19,541	450		19,991
State and political subdivisions	—	7,270	37		7,307
Collateralized mortgage obligations	—	347	—		347
Other U.S. debt securities	—	2,280	—		2,280
Total AFS investment securities	11	42,980	1,313		44,304
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,046	3	$(7,102)	3,947
Interest-rate contracts	4	—	—	—	4
Other derivative contracts	1	—	—	—	1
Total derivative instruments	5	11,046	3	(7,102)	3,952
Other	—	148	—	—	148
Total assets carried at fair value	$497	$54,871	$1,316	$(7,102)	$49,582
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$41	$—	$—	$—	$41
Derivative instruments:
Foreign exchange contracts	—	11,171	2	(7,640)	3,533
Interest-rate contracts	—	96	—	—	96
Other derivative contracts	—	288	—	—	288
Total derivative instruments	—	11,555	2	(7,640)	3,917
Other	—	—	—	—	—
Total liabilities carried at fair value	$41	$11,555	$2	$(7,640)	$3,958

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $777 million and $1,315 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2018, the fair value of other non-U.S. debt securities was primarily composed of $2,193 million of covered bonds and $1,738 million of corporate bonds.

State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	389	93	—		482
Other	44	528	—		572
Total trading account assets	472	621	—		1,093
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	212	—		223
Mortgage-backed securities	—	10,872	—		10,872
Total U.S. Treasury and federal agencies	11	11,084	—		11,095
Asset-backed securities:
Student loans	—	3,358	—		3,358
Credit cards	—	1,542	—		1,542
CLOs	—	89	1,358		1,447
Total asset-backed securities	—	4,989	1,358		6,347
Non-U.S. debt securities:
Mortgage-backed securities	—	6,576	119		6,695
Asset-backed securities	—	2,545	402		2,947
Government securities	—	10,721	—		10,721
Other(2)	—	5,904	204		6,108
Total non-U.S. debt securities	—	25,746	725		26,471
State and political subdivisions	—	9,108	43		9,151
Collateralized mortgage obligations	—	1,054	—		1,054
Other U.S. debt securities	—	2,560	—		2,560
U.S. equity securities	—	46	—		46
U.S. money-market mutual funds	—	397	—		397
Total AFS investment securities	11	54,984	2,126		57,121
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	11,596	1	$(7,593)	4,004
Interest-rate contracts	8	—	—	—	8
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	11,596	1	(7,593)	4,013
Total assets carried at fair value	$492	$67,201	$2,127	$(7,593)	$62,227
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$39	$—	$—	$—	$39
Derivative instruments:
Foreign exchange contracts	$—	$11,467	$1	$(5,970)	$5,498
Interest-rate contracts	—	100	—	—	100
Other derivative contracts	1	283	—	—	284
Total derivative instruments	1	11,850	1	(5,970)	5,882
Total liabilities carried at fair value	$40	$11,850	$1	$(5,970)	$5,921

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $2,045 million and $422 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,537 million of covered bonds and $1,885 million of corporate bonds.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the quarters ended March 31, 2018 and 2017, respectively, including total realized and unrealized gains and losses. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the quarter ended March 31, 2018, transfers into level 3 were mainly related to certain ABS, including non-U.S. debt securities. During the quarters ended March 31, 2018 and 2017, transfers out of level 3 were mainly related to certain MBS and ABS, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
CLOs	$1,358	$1	$(1)	$318	$(636)	$(5)	$—	$(209)	$826
Total asset-backed securities	1,358	1	(1)	318	(636)	(5)	—	(209)	826
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	—	110	(310)	2	68	—	272
Government securities	—	—	—	—	—	—	—	—	—
Other	204	—	—	—	—	(26)	—	—	178
Total non-U.S. debt securities	725	—	—	110	(310)	(24)	68	(119)	450
State and political subdivisions	43	—	—	—	—	(1)	—	(5)	37
Total AFS investment securities	2,126	1	(1)	428	(946)	(30)	68	(333)	1,313
Other assets:
Derivative instruments:
Foreign exchange contracts	1	(2)	—	4	—	—	—	—	3	$(2)
Total derivative instruments	1	(2)	—	4	—	—	—	—	3	(2)
Total assets carried at fair value	$2,127	$(1)	$(1)	$432	$(946)	$(30)	$68	$(333)	$1,316	$(2)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Fair Value as of March 31, 2017(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$97	$—	$2	$—	$—	$—	$99
CLOs	905	1	—	155	—	(290)	771
Total asset-backed securities	1,002	1	2	155	—	(290)	870
Non-U.S. debt securities:
Asset-backed securities	32	—	—	31	—	(4)	59
Other	248	—	—	5	—	3	256
Total non-U.S. debt securities	280	—	—	36	—	(1)	315
State and political subdivisions	39	—	—	—	—	—	39
Collateralized mortgage obligations	16	—	—	23	—	—	39
Total AFS investment securities	1,337	1	2	214	—	(291)	1,263
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(7)	—	5	—	(4)	2	$(3)
Total derivative instruments	8	(7)	—	5	—	(4)	2	(3)
Total assets carried at fair value	$1,345	$(6)	$2	$219	$—	$(295)	$1,265	$(3)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets into or out of level 3 during the three months ended March 31, 2017.

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2018	As of December 31, 2017	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2018	As of December 31, 2017
Significant unobservable inputs readily available to State Street:
Assets:
Derivative instruments, foreign exchange contracts	$3	$1	Option model	Volatility	—%	7.2%
Total	$3	$1
Liabilities:
Derivative instruments, foreign exchange contracts	$2	$1	Option model	Volatility	—%	7.2%
Total	$2	$1

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

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2018
Financial Assets:
Cash and due from banks	$2,546	$2,546	$2,546	$—	$—
Interest-bearing deposits with banks	79,418	79,418	—	79,418	—
Securities purchased under resale agreements	5,136	5,136	—	5,136	—
Investment securities held-to-maturity	41,158	40,483	16,577	23,783	123
Net loans (excluding leases)(1)	28,864	28,859	—	28,813	46
Other	5,750	5,750	—	5,750	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$57,025	$57,025	$—	$57,025	$—
Interest-bearing - U.S.	55,094	55,094	—	55,094	—
Interest-bearing - non-U.S.	79,398	79,398	—	79,398	—
Securities sold under repurchase agreements	2,020	2,020	—	2,020	—
Other short-term borrowings	1,066	1,066	—	1,066	—
Long-term debt	10,944	11,170	—	10,909	261
Other	5,750	5,750	—	5,750	—

(1) Includes $10 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of March 31, 2018.

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

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent.
As described in Note 1, upon adoption of ASU 2016-01 we reclassified approximately $397 million of money market funds and $46 million of equity securities to other assets, where they are held at fair value with changes to fair value recorded through our consolidated statement of income.
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
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in trading services revenue in our consolidated statement of income. AFS securities are carried at fair value, and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$88	$1	$—	$89	$222	$2	$1	$223
Mortgage-backed securities	10,521	13	244	10,290	10,975	26	129	10,872
Total U.S. Treasury and federal agencies	10,609	14	244	10,379	11,197	28	130	11,095
Asset-backed securities:
Student loans(1)	1,719	26	2	1,743	3,325	37	4	3,358
Credit cards	1,461	1	31	1,431	1,565	2	25	1,542
CLOs	821	5	—	826	1,440	7	—	1,447
Total asset-backed securities	4,001	32	33	4,000	6,330	46	29	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,940	13	1	2,952	6,664	36	5	6,695
Asset-backed securities	1,630	3	—	1,633	2,942	5	—	2,947
Government securities	10,876	31	32	10,875	10,754	16	49	10,721
Other(2)	4,525	21	15	4,531	6,076	38	6	6,108
Total non-U.S. debt securities	19,971	68	48	19,991	26,436	95	60	26,471
State and political subdivisions(3)	7,197	154	44	7,307	8,929	245	23	9,151
Collateralized mortgage obligations	352	—	5	347	1,060	3	9	1,054
Other U.S. debt securities	2,309	6	35	2,280	2,563	12	15	2,560
U.S. equity securities(4)	—	—	—	—	40	8	2	46
U.S. money-market mutual funds(4)	—	—	—	—	397	—	—	397
Total	$44,439	$274	$409	$44,304	$56,952	$437	$268	$57,121
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$16,903	$—	$259	$16,644	$17,028	$—	$143	$16,885
Mortgage-backed securities	17,879	1	571	17,309	16,651	22	225	16,448
Total U.S. Treasury and federal agencies	34,782	1	830	33,953	33,679	22	368	33,333
Asset-backed securities:
Student loans(1)	2,973	38	9	3,002	3,047	32	9	3,070
Credit cards	709	1	—	710	798	2	—	800
Other	1	—	—	1	1	—	—	1
Total asset-backed securities	3,683	39	9	3,713	3,846	34	9	3,871
Non-U.S. debt securities:
Mortgage-backed securities	791	87	5	873	939	82	6	1,015
Asset-backed securities	259	1	—	260	263	1	—	264
Government securities	411	2	—	413	474	2	—	476
Other	49	—	—	49	48	—	—	48
Total non-U.S. debt securities	1,510	90	5	1,595	1,724	85	6	1,803
Collateralized mortgage obligations	1,183	46	7	1,222	1,209	45	6	1,248
Total	$41,158	$176	$851	$40,483	$40,458	$186	$389	$40,255

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2018 and December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $2,193 million and $3,537 million, respectively, of covered bonds and $1,738 million and $1,885 million, respectively, of corporate bonds.
(3) As of March 31, 2018 and December 31, 2017, the fair value of State and Political subdivisions includes securities in trusts of $1,213 million and $1,247 million, respectively. Additional information about these trusts is provided in Note 11 to the consolidated financial statements in this Form 10-Q.
(4) During the first quarter of 2018, we adopted ASU 2016-01. For additional information see Note 1.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $38 billion and $48 billion as of March 31, 2018 and December 31, 2017, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

In the three months ended March 31, 2018, we sold approximately $12 billion of AFS, primarily asset-backed securities, municipal bonds and covered bonds, resulting in a pre-tax loss of approximately $1 million.

The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8	$—	$18	$—	$26	$—
Mortgage-backed securities	5,595	108	3,140	136	8,735	244
Total U.S. Treasury and federal agencies	5,603	108	3,158	136	8,761	244
Asset-backed securities:
Student loans	315	—	251	2	566	2
Credit cards	1,280	31	—	—	1,280	31
CLOs	20	—	—	—	20	—
Total asset-backed securities	1,615	31	251	2	1,866	33
Non-U.S. debt securities:
Mortgage-backed securities	379	1	161	—	540	1
Asset-backed securities	130	—	33	—	163	—
Government securities	6,392	31	69	1	6,461	32
Other	931	12	260	3	1,191	15
Total non-U.S. debt securities	7,832	44	523	4	8,355	48
State and political subdivisions	1,306	22	546	22	1,852	44
Collateralized mortgage obligations	237	3	75	2	312	5
Other U.S. debt securities	1,357	27	292	8	1,649	35
Total	$17,950	$235	$4,845	$174	$22,795	$409
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$13,137	$216	$3,507	$43	$16,644	$259
Mortgage-backed securities	11,370	252	5,820	319	17,190	571
Total U.S. Treasury and federal agencies	24,507	468	9,327	362	33,834	830
Asset-backed securities:
Student loans	131	1	572	8	703	9
Other	—	—	1	—	1	—
Total asset-backed securities	131	1	573	8	704	9
Non-U.S. debt securities:
Mortgage-backed securities	26	—	222	5	248	5
Asset-backed securities	—	—	13	—	13	—
Government securities	242	—	—	—	242	—
Total non-U.S. debt securities	268	—	235	5	503	5
Collateralized mortgage obligations	6	—	264	7	270	7
Total	$24,912	$469	$10,399	$382	$35,311	$851

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

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of March 31, 2018. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2018	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$—	$—	$78	$89
Mortgage-backed securities	112	647	2,899	6,632	10,290
Total U.S. Treasury and federal agencies	123	647	2,899	6,710	10,379
Asset-backed securities:
Student loans	216	395	374	758	1,743
Credit cards	—	1,280	151	—	1,431
CLOs	—	406	400	20	826
Total asset-backed securities	216	2,081	925	778	4,000
Non-U.S. debt securities:
Mortgage-backed securities	302	2,054	194	402	2,952
Asset-backed securities	172	1,103	233	125	1,633
Government securities	2,296	3,115	4,556	908	10,875
Other	992	2,783	718	38	4,531
Total non-U.S. debt securities	3,762	9,055	5,701	1,473	19,991
State and political subdivisions	443	2,063	3,569	1,232	7,307
Collateralized mortgage obligations	2	22	—	323	347
Other U.S. debt securities	268	1,154	857	1	2,280
Total	$4,814	$15,022	$13,951	$10,517	$44,304
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,939	$13,898	$13	$53	$16,903
Mortgage-backed securities	—	219	1,470	16,190	17,879
Total U.S. Treasury and federal agencies	2,939	14,117	1,483	16,243	34,782
Asset-backed securities:
Student loans	25	262	249	2,437	2,973
Credit cards	173	536	—	—	709
Other	—	—	—	1	1
Total asset-backed securities	198	798	249	2,438	3,683
Non-U.S. debt securities:
Mortgage-backed securities	63	172	42	514	791
Asset-backed securities	13	246	—	—	259
Government securities	287	124	—	—	411
Other	—	49	—	—	49
Total non-U.S. debt securities	363	591	42	514	1,510
Collateralized mortgage obligations	4	138	343	698	1,183
Total	$3,504	$15,644	$2,117	$19,893	$41,158
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Three Months Ended March 31,
(In millions)	2018	2017
Balance, beginning of period	$64	$66
Additions:
Losses for which OTTI was previously recognized	1	—
Balance, end of period	$65	$66
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
Impairment
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 144 to146 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
We recorded approximately $1 million of OTTI in the three months ended March 31, 2018 and less than $1 million of OTTI in the three months ended March 31, 2017, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.26 billion related to 1,338 securities as of March 31, 2018 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans and leases into three segments: commercial and financial loans, commercial real estate loans and lease financing. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 147 to 149 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2018	December 31, 2017
Domestic:
Commercial and financial:
Loans to investment funds	$18,524	$13,618
Senior secured bank loans	3,065	2,923
Loans to municipalities	1,946	2,105
Other	46	50
Commercial real estate	257	98
Lease financing	261	267
Total domestic	24,099	19,061
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,289	3,213
Senior secured bank loans	791	624
Lease financing	403	396
Total non-U.S.	5,483	4,233
Total loans and leases	29,582	23,294
Allowance for loan and lease losses	(54)	(54)
Loans and leases, net of allowance	$29,528	$23,240
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2018 and December 31, 2017, the loans pledged as collateral totaled $3.0 billion and $1.9 billion, respectively.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

March 31, 2018	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$23,565	$257	$664	$24,486
Speculative(2)	5,096	—	—	5,096
Total(4)	$28,661	$257	$664	$29,582

December 31, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,866	$98	$663	$18,627
Speculative(2)	4,638	—	—	4,638
Special mention(3)	29	—	—	29
Total(4)	$22,533	$98	$663	$23,294

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
(3) Special mention loans and leases consist of counterparties with potential weakness that, if uncorrected, may result in deterioration of repayment prospects.
(4) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2018 and December 31, 2017, no loans were individually evaluated for impairment.
As of March 31, 2018 and December 31, 2017, we had no impaired loans and leases, no loans or leases on non-accrual status and no loans or leases 90 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the three months ended March 31, 2018 and the year ended December 31, 2017.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Total Loans and Leases
	Three Months Ended March 31,
(In millions)	2018	2017
Allowance for loan and lease losses(1):
Beginning balance	$54	$53
Provision for loan and lease losses	—	(2)
Ending balance	$54	$51

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

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2016	$5,550	$264	$5,814
Acquisitions	17	—	17
Divestitures and other reductions	(9)	—	(9)
Foreign currency translation	194	6	200
Ending balance December 31, 2017	$5,752	$270	$6,022
Foreign currency translation	45	1	46
Ending balance March 31, 2018	$5,797	$271	$6,068
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2016	$1,539	$211	$1,750
Acquisitions	16	—	16
Divestitures	(11)	—	(11)
Amortization	(183)	(31)	(214)
Foreign currency translation and other, net	71	1	72
Ending balance December 31, 2017	$1,432	$181	$1,613
Amortization	(43)	(7)	(50)
Foreign currency translation and other, net	15	—	15
Ending balance March 31, 2018	$1,404	$174	$1,578

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2018			December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,686	$(1,515)	$1,171	$2,669	$(1,470)	$1,199
Core deposits	692	(332)	360	686	(320)	366
Other	142	(95)	47	142	(94)	48
Total	$3,520	$(1,942)	$1,578	$3,497	$(1,884)	$1,613

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2018	December 31, 2017
Securities Financing pledged assets and collateral received(1)	$20,957	$19,404
Derivative instruments, net	3,952	4,013
Bank-owned life insurance	3,263	3,242
Investments in joint ventures and other unconsolidated entities(2)	2,718	2,259
Collateral, net	929	473
Accounts receivable	554	348
Prepaid expenses	439	364
Receivable for securities settlement	419	188
Deposits with clearing organizations	129	120
Deferred tax assets, net of valuation allowance(3)	107	113
Income taxes receivable	44	97
Other(4)	484	397
Total	$33,995	$31,018

(1) Refer to Note 8 for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes certain equity securities held at fair value through profit and loss that were transferred from AFS as part of our adoption of ASU 2016-01. Refer to Note 1 for further information on this new accounting standard.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) In 2017, includes amounts held in escrow accounts at third parties related to the negotiated settlements in the transition management legal matter presented in Note 10.
Note 7.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange options and interest-rate contracts. For information on our derivative instruments, including the related accounting policies, refer to pages 153 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2018 and

December 31, 2017, we had recorded approximately $1.45 billion and $2.55 billion, respectively, of cash collateral received from counterparties and approximately $2.07 billion and $869 million, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of March 31, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2018 totaled approximately $1.57 billion, against which we provided $28 million in underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of March 31, 2018 was approximately $1.54 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our NII. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. For additional information on derivatives not designated as hedging instruments, refer to pages 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Derivatives Designated as Hedging Instruments
In connection with our asset and liability management activities, we use derivative financial instruments to manage our interest rate risk and foreign currency risk. Interest rate risk, defined as the

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps. Interest rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges. For additional information on derivatives designated as hedging instruments, refer to pages 155 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 3.9 years as of March 31, 2018, compared to 4.6 years as of December 31, 2017.
We have entered into interest rate swap agreements to modify our interest expense on eight senior notes and one subordinated note from fixed rates to floating rates. The senior and subordinated notes are hedged with interest rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that effectively hedge the fixed-rate notes. The table below summarizes the maturities and the fixed interest rates paid for the hedged senior and subordinated notes:

March 31, 2018
Maturity	Fixed Interest Rate Paid
Senior Notes
2020	2.55%
2021	4.38
2021	1.95
2022	2.65
2023	3.70
2024	3.30
2025	3.55
2026	2.65
Subordinated Notes
2023	3.10

As of January 1, 2018, we prospectively changed the presentation of gains (losses) on hedging instruments and hedge items designated as fair value hedges of interest rate risk, and any resulting hedge ineffectiveness, from processing fees and other revenue to NII. The change was made prospectively and prior periods have not been adjusted.
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
We have entered into an interest rate swap agreement to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of March 31, 2018, the maximum maturity date of the underlying loans is approximately 4.2 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$1,942	$2,392
Foreign exchange contracts:
Forward, swap and spot	2,219,600	1,679,976
Options purchased	778	350
Options written	553	302
Futures	2	50
Commodity and equity contracts:
Commodity(1)	13	16
Equity(1)	33	50
Other:
Stable value contracts	25,881	26,653
Deferred value awards(2)	619	473
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	11,025	11,047
Foreign exchange contracts:
Forward and swap	10,231	28,913

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 11.
(2) Represents grants of deferred value awards to employees; refer to refer to pages 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K

.

In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	March 31, 2018
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,232	$—	$1,232
Long-term debt(1)	8,493	—	8,493
Floating-rate loans	—	1,300	1,300
Total	$9,725	$1,300	$11,025

	December 31, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,254	$—	$1,254
Long-term debt(1)	8,493	—	8,493
Floating rate loans	—	1,300	1,300
Total	$9,747	$1,300	$11,047

(1) As of March 31, 2018, these fair value hedges decreased the carrying value of LTD presented in our consolidated statement of condition by $251 million. As of December 31, 2017, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $87 million.

The following table presents the contractual and weighted average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.69%	3.37%	3.40%	2.56%

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

	Derivative Assets(1)
	Fair Value
(In millions)	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,013	$11,477
Other derivative contracts	1	1
Total	$11,014	$11,478

Derivatives designated as hedging instruments:
Foreign exchange contracts	$36	$120
Interest-rate contracts	4	8
Total	$40	$128

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,014	$11,361
Other derivative contracts	288	284
Total	$11,302	$11,645

Derivatives designated as hedging instruments:
Foreign exchange contracts	$159	$107
Interest-rate contracts	96	100
Total	$255	$207

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$184	$163
Foreign exchange contracts	Processing fees and other revenue	(15)	—
Interest-rate contracts	Trading services revenue	(2)	1
Other derivative contracts	Trading services revenue	1	—
Other derivative contracts	Compensation and employee benefits	(65)	(66)
Total		$103	$98

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Amount of Gain (Loss) on Derivatives Recognized in Consolidated Statement of Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2018	2017		2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(21)	$—	Net interest income	$—	$—	Net interest income	$1	$—
Foreign exchange contracts	(95)	(106)	Net interest income	—	—	Net interest income	7	6

Derivatives designated as net investment hedges:
Foreign exchange contracts	(36)	(14)	Gains (Losses) related to investment securities, net	—	—	Gains (Losses) related to investment securities, net	—	—
Total	$(152)	$(120)	Total	$—	$—	Total	$8	$6

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Differences between the gains (losses) on foreign exchange contracts and the gains (losses) on the hedged item, excluding any accrued interest, represent hedge ineffectiveness. Similarly, differences between the gains (losses) on interest rate contracts and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended March 31,				Three Months Ended March 31,
(In millions)		2018	2017			2018	2017
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(13)	$(2)	Investment securities	Processing fees and other revenue	$13	$2
Foreign exchange contracts	Processing fees and other revenue	248	979	FX deposit	Processing fees and other revenue	(248)	(980)
Interest-rate contracts(1)	Net interest income	21	—	Available-for-sale securities	Net interest income	(21)	—
Interest-rate contracts(1)	Net interest income	(167)	—	Long-term debt	Net interest income	156	—
Interest-rate contracts(1)	Processing fees and other revenue	—	12	Available-for-sale securities	Processing fees and other revenue(2)	—	(11)
Interest-rate contracts(1)	Processing fees and other revenue	—	(20)	Long-term debt	Processing fees and other revenue	—	19
Total		$89	$969			$(100)	$(970)

(1) As of January 1, 2018, we prospectively changed the presentation of gains (losses) on hedging instruments and hedge items designated as fair value hedges of interest rate risk, and any resulting hedge ineffectiveness, from processing fees and other revenue to NII.
(2) In the three months ended March 31, 2018 and 2017, $4 million and $6 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business. For additional information on offsetting arrangements, refer to pages 160 to 163 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
As of March 31, 2018 and December 31, 2017, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $4.82 billion and $2.47 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $0 million and $15 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2018
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,049	$(6,325)	$4,725		$4,725
Interest-rate contracts(6)	4	—	4		4
Other derivative contracts	1	—	—		—
Cash collateral and securities netting	NA	(777)	(777)	$(259)	(1,036)
Total derivatives	11,054	(7,102)	3,952	(259)	3,693
Other financial instruments:
Resale agreements and securities borrowing(7)	62,561	(36,468)	26,093	(26,093)	—
Total derivatives and other financial instruments	$73,615	$(43,570)	$30,045	$(26,352)	$3,693

Assets:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,597	$(5,548)	$6,049		$6,049
Interest-rate contracts(6)	8	—	8		8
Other derivative contracts	1	—	1		1
Cash collateral and securities netting	NA	(2,045)	(2,045)	$(124)	(2,169)
Total derivatives	11,606	(7,593)	4,013	(124)	3,889
Other financial instruments:
Resale agreements and securities borrowing(7)	70,079	(47,434)	22,645	(22,645)	—
Total derivatives and other financial instruments	$81,685	$(55,027)	$26,658	$(22,769)	$3,889

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 127 to 138 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
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
(7) Included in the $26,093 million as of March 31, 2018 were $5,136 million of resale agreements and $20,957 million of collateral provided related to securities borrowing. Included in the $22,645 million as of December 31, 2017 were $3,241 million of resale agreements and $19,404 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
NA Not applicable

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2018
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,173	$(6,325)	$4,848		$4,848
Interest-rate contracts(6)	96	—	96		96
Other derivative contracts	288	—	288		288
Cash collateral and securities netting	NA	(1,315)	(1,315)	$(105)	(1,420)
Total derivatives	11,557	(7,640)	3,917	(105)	3,812
Other financial instruments:
Repurchase agreements and securities lending(7)	50,051	(36,468)	13,583	(13,052)	531
Total derivatives and other financial instruments	$61,608	$(44,108)	$17,500	$(13,157)	$4,343

Liabilities:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,467	$(5,548)	$5,919		$5,919
Interest-rate contracts(6)	100	—	100		100
Other derivative contracts	285	—	285		285
Cash collateral and securities netting	NA	(422)	(422)	$(450)	(872)
Total derivatives	11,852	(5,970)	5,882	(450)	5,432
Other financial instruments:
Repurchase agreements and securities lending(7)	54,127	(47,434)	6,693	(4,299)	2,394
Total derivatives and other financial instruments	$65,979	$(53,404)	$12,575	$(4,749)	$7,826

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 127 to 138 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
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
(7) Included in the $13,583 million as of March 31, 2018 were $2,020 million of repurchase agreements and $11,563 million of collateral received related to securities lending transactions. Included in the $6,693 million as of December 31, 2017 were $2,842 million of repurchase agreements and $3,851 million of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our enhanced custody repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements (1)
(In millions)	As of March 31, 2018	As of December 31, 2017
Repurchase agreements:
U.S. Treasury and agency securities	$33,442	$43,072
Total	33,442	43,072
Securities lending transactions:
US Treasury and agency securities	640	—
Corporate debt securities	103	35
Equity securities	10,116	11,020
Others	5,750	—
Total	16,609	11,055
Gross amount of recognized liabilities for repurchase agreements and securities lending	$50,051	$54,127

(1) All balances as of March 31, 2018 and December 31, 2017 reflect overnight and continuous maturities.

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information about our commitments and guarantees, refer to pages 164 to 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated.

(In millions)	March 31, 2018	December 31, 2017
Commitments:
Unfunded credit facilities	$26,830	$26,488

Guarantees(1):
Indemnified securities financing	$399,064	$381,817
Stable value protection	25,881	26,653
Standby letters of credit	2,957	3,158

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of March 31, 2018, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2018	December 31, 2017
Fair value of indemnified securities financing	$399,064	$381,817
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	416,860	400,828
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	59,784	61,270
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	63,848	65,272
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2018 and December 31, 2017, we had approximately$20.96 billion and $19.40 billion, respectively, of collateral provided and approximately $11.56 billion and $3.85 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Note 10.    Contingencies
Legal and Regulatory Matters
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary awards or payments, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition. However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved, or an accrual is determined to be required, on our consolidated financial condition, or on our reputation.
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
As of March 31, 2018, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $15 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established significant accruals with respect to the claims discussed.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of March 31, 2018, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $30 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, including the invoicing matter, Federal Reserve/Massachusetts Division of Banks written agreement and shareholder litigation matters discussed below, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued), and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to, among other factors, the factors influencing reasonable estimates described above. These factors are particularly prevalent in governmental and regulatory inquiries and investigations. As a result, reasonably possible loss estimates often are not feasible until the later stages of the inquiry or

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investigation or of any related legal or regulatory proceeding. An adverse outcome in one or more of the matters for which we have not estimated the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, including matters that if adversely concluded may present material financial, regulatory and reputational risks, no conclusion as to the ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
The following discussion provides information with respect to significant legal, governmental and regulatory matters.
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We continue to implement enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. We currently expect the cumulative total of our payments to customers for these matters to be at least $360 million.
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

State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $83 million as of March 31, 2018 decreased from $94 million as of December 31, 2017.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2011. Management believes that we have sufficiently accrued liabilities as of March 31, 2018 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 167 to 168 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of March 31, 2018 and December 31, 2017, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.21 billion and $1.25 billion, respectively, and other short term borrowings of $1.06 billion and $1.08 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 3.9 years as of March 31, 2018, compared to approximately 4.6 years as of December 31, 2017.

Interests in Investment Funds
As of March 31, 2018, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $147 million and $46 million, respectively. As of December 31, 2017, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $149 million and $50 million, respectively.
As of March 31, 2018, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $100 million and represented the value of our economic ownership interest in the funds.
As of March 31, 2018 and December 31, 2017, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $75 million and $72 million as of March 31, 2018 and December 31, 2017, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2018:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

(1) Dividends were paid in March 2018.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). The table below presents the activity under the 2017 Program during the period indicated:

	Three Months Ended March 31, 2018
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.42	$154	$0.38	$144
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2018	December 31, 2017
Net unrealized gains (losses) on cash flow hedges	$(153)	$(56)
Net unrealized gains (losses) on available-for-sale securities portfolio	10	148
Net unrealized gains (losses) related to reclassified available-for-sale securities	22	19
Net unrealized gains (losses) on available-for-sale securities	32	167
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges	(60)	(64)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(101)	(65)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(6)	(6)
Net unrealized gains (losses) on retirement plans	(158)	(170)
Foreign currency translation	(628)	(815)
Total	$(1,074)	$(1,009)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(97)	(130)	(36)	1	25	187	(50)
Amounts reclassified into (out of) earnings	—	(1)	—	(1)	(13)	—	(15)
Other comprehensive income (loss)	(97)	(131)	(36)	—	12	187	(65)
Balance as of March 31, 2018	$(153)	$(28)	$(101)	$(6)	$(158)	$(628)	$(1,074)

	Three Months Ended March 31, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(70)	231	(14)	1	—	105	253
Amounts reclassified into (out of) earnings	—	(24)	—	—	6	—	(18)
Other comprehensive income (loss)	(70)	207	(14)	1	6	105	235
Balance as of March 31, 2017	$159	$(79)	$81	$(8)	$(188)	$(1,770)	$(1,805)

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $(1) and $16, respectively	$(1)	$(24)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($28) and ($3), respectively	(13)	6	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$(15)	$(18)
Note 13.    Regulatory Capital
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors. For additional information on regulatory capital, and the requirements to which we are subject, refer to pages 171 to 172 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
As required by the Dodd-Frank Act, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we were required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.

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
As of March 31, 2018, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of March 31, 2018, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2018 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches March 31, 2018(1)	Basel III Standardized Approach March 31, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches March 31, 2018(1)	Basel III Standardized Approach March 31, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,300	$10,300	$10,302	$10,302	$11,612	$11,612	$11,612	$11,612
Retained earnings			19,311	19,311	18,856	18,856	12,442	12,442	12,312	12,312
Accumulated other comprehensive income (loss)			(1,040)	(1,040)	(972)	(972)	(898)	(898)	(809)	(809)
Treasury stock, at cost			(9,334)	(9,334)	(9,029)	(9,029)	—	—	—	—
Total			19,237	19,237	19,157	19,157	23,156	23,156	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,169)	(7,169)	(6,877)	(6,877)	(6,859)	(6,859)	(6,579)	(6,579)
Other adjustments			(118)	(118)	(76)	(76)	(1)	(1)	(5)	(5)
Common equity tier 1 capital			11,950	11,950	12,204	12,204	16,296	16,296	16,531	16,531
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			15,146	15,146	15,382	15,382	16,296	16,296	16,531	16,531
Qualifying subordinated long-term debt			961	961	980	980	962	962	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	72	4	72	—	72	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,107	$16,179	$16,367	$16,435	$17,258	$17,330	$17,514	$17,586
Risk-weighted assets:
Credit risk			$48,843	$108,946	$49,976	$101,349	$46,164	$106,132	$47,448	$98,433
Operational risk(4)			46,039	NA	45,822	NA	45,488	NA	45,295	NA
Market risk(5)			3,630	1,531	3,358	1,334	3,632	1,531	3,375	1,334
Total risk-weighted assets			$98,512	$110,477	$99,156	$102,683	$95,284	$107,663	$96,118	$99,767
Adjusted quarterly average assets			$219,582	$219,582	$209,328	$209,328	$216,922	$216,922	$206,070	$206,070

Capital Ratios:	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	7.5%	6.5%	12.1%	10.8%	12.3%	11.9%	17.1%	15.1%	17.2%	16.6%
Tier 1 capital	9.0	8.0	15.4	13.7	15.5	15.0	17.1	15.1	17.2	16.6
Total capital	11.0	10.0	16.4	14.6	16.5	16.0	18.1	16.1	18.2	17.6
Tier 1 leverage	4.0	4.0	6.9	6.9	7.3	7.3	7.5	7.5	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of March 31, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of March 31, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2018.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017.
NA Not applicable

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2018	2017
Interest income:
Deposits with banks	$82	$34
Investment securities:
U.S. Treasury and federal agencies	255	212
State and political subdivisions	52	59
Other investments	159	160
Securities purchased under resale agreements	77	46
Loans and leases	155	105
Other interest-earning assets	77	34
Total interest income	857	650
Interest expense:
Deposits	48	44
Short-term borrowings	3	2
Long-term debt	97	73
Other interest-bearing liabilities	51	21
Total interest expense	199	140
Net interest income	$658	$510

Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2018	2017
Insurance	$32	$30
Regulatory fees and assessments	27	27
Securities processing	11	8
Other	131	86
Total other expenses	$201	$151
Restructuring Charges
In the three months ended March 31, 2018 we recorded no restructuring charges, compared to $17 million in the first quarter of 2017, related to Beacon.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	$144	$28	$3	$175

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

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Net income	$661	$502
Less:
Preferred stock dividends	(55)	(55)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$605	$446
Average common shares outstanding (In thousands):
Basic average common shares	367,439	381,224
Effect of dilutive securities: equity-based awards	5,180	5,193
Diluted average common shares	372,619	386,417
Anti-dilutive securities(2)	—	580
Earnings per Common Share:
Basic	$1.65	$1.17
Diluted(3)	1.62	1.15

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. For additional information about equity-based awards, refer to pages 173 to 175 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following is a summary of our line-of-business results for the periods indicated. The "Other" column represents costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Servicing fees	$1,421	$1,296	$—	$—	$—	$—	$1,421	$1,296
Management fees	—	—	472	382	—	—	472	382
Trading services	274	257	30	18	—	—	304	275
Securities finance	141	133	—	—	—	—	141	133
Processing fees and other	25	106	—	6	—	—	25	112
Total fee revenue	1,861	1,792	502	406	—	—	2,363	2,198
Net interest income	663	509	(5)	1	—	—	658	510
Gains (losses) related to investment securities, net	(2)	(40)	—	—	—	—	(2)	(40)
Total revenue	2,522	2,261	497	407	—	—	3,019	2,668
Provision for loan losses	—	(2)	—	—	—	—	—	(2)
Total expenses	1,858	1,728	398	329	—	29	2,256	2,086
Income before income tax expense	$664	$535	$99	$78	$—	$(29)	$763	$584
Pre-tax margin	26%	24%	20%	19%			25%	22%

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.    Revenue from Contracts with Customers
We account for revenue from contracts with customers in accordance with Topic 606, which we adopted on January 1, 2018. See Note 1 for further discussion of our adoption, including the impact on our consolidated financial statements.
The amount of revenue that we recognize is measured based on the consideration specified in contracts with our customers, and excludes taxes collected from customers subsequently remitted to governmental authorities. We recognize revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below. Revenue recognition guidance related to contracts with customers excludes our NII, revenue earned on security lending transactions entered into as principal, realized gains/losses on securities, revenue earned on foreign exchange activity, loans and related fees, and gains/ losses on hedging and derivatives, to which we apply other applicable U.S. GAAP guidance.
For contracts with multiple performance obligations, or contracts that have been combined, we allocate the contracts' transaction price to each performance obligation using our best estimate of the standalone selling price. Our contractual fees are negotiated on a customer by customer basis and are representative of standalone selling price utilized for allocating revenue when there are multiple performance obligations.
Substantially all of our services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Payments may be made to third party service providers and the expense is recognized gross when we control those services as we are deemed the principal.
Contract durations may vary from short to long term or may be open ended. Termination notice periods are in line with general market practice and typically do not include termination penalties. Therefore for substantially all of our revenues, the duration of the contract and the enforceable rights and obligations do not extend beyond the services that are performed daily or at the transaction level. In instances where we have substantive termination penalties, the duration of the contract may extend through the date of substantive termination penalties.

Investment Servicing
Revenue from contracts with customers related to servicing fees is recognized over time as our customers benefit from the custody, administration, accounting, transfer agency and other related asset services as they are performed. At contract inception no revenue is estimated as the fees are dependent on assets under custody and administration and/or actual transactions which are susceptible to market factors outside of our control. Therefore, revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under custody or transactions are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as sub-custodians, are generally recognized gross as State Street controls those services and is deemed to be a principal in such arrangements.
Trading services revenue includes revenue generated from providing access and use of electronic trading platforms and other trading, transition management and brokerage services. Electronic FX services are dependent on the volume of actual transactions initiated through our electronic exchange platforms. Revenue is recognized over time using a time-based measure as access to, and use of, the electronic exchange platforms is made available to the customer and the activity is determinable. Revenue related to other trading, transition management and brokerage services is recognized when the customer obtains the benefit of such services which may be over time or at a point in time upon trade execution.
Securities finance revenue is related to services for providing agency lending programs to SSGA-managed investment funds and third-party investment managers and asset owners. This securities finance revenue is recognized over time using a time-based measure as our customers benefit from these lending services over time.

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment Management
Revenue from contracts with customers related to investment management, investment research and investment advisory services provided through SSGA is recognized over time as our customers benefit from the services as they are performed. Substantially all of our investment management fees are determined by the value of assets under management and the investment strategies employed. At contract inception, no revenue is estimated as the fees are dependent on assets under management which are susceptible to market factors outside of our control.
Therefore, substantially all of our Investment Management services revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under management are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as payments to others in unitary fee arrangements, are generally recognized on a gross basis when SSGA controls those services and is deemed to be a principal in such transactions.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,421	$—	$1,421	$—	$—	$—	$1,421
Management fees	—	—	—	472	—	472	472
Trading services	95	179	274	30	—	30	304
Securities finance	77	64	141	—	—	—	141
Processing fees and other	19	6	25	—	—	—	25
Total fee revenue	1,612	249	1,861	502	—	502	2,363

Net interest income	—	663	663	—	(5)	(5)	658
Securities gains/ (losses)	—	(2)	(2)	—	—	—	(2)
Total revenue	$1,612	$910	$2,522	$502	$(5)	$497	$3,019
Contract balances and contract costs
As of December 31, 2017 and March 31, 2018, net receivables of $2.6 billion and $2.7 billion, respectively, are included in Accrued interest and fees receivable, representing amounts billed or currently billable to or due from our customers related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment following which billing is generally performed monthly and therefore does not give rise to significant contract assets or liabilities.
No adjustments are made to the promised amount of consideration for the effects of a significant financing component as the period between when we transfer a promised service to a customer and when the customer pays for that service is expected to be one year or less.

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients which are generally serviced or managed outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible.
Subjective estimates, assumptions and other judgments are applied to quantify the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset and liability management policies and our allocation of certain indirect corporate expenses. Management periodically reviews and updates its processes for quantifying the financial results and assets related to our non-U.S. activities.
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Quarters Ended March 31,
	2018			2017
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,321	$1,698	$3,019	$1,096	$1,572	$2,668
Income before income taxes	395	368	763	262	322	584
Non-U.S. assets were $78.5 billion and $71.6 billion as of March 31, 2018 and 2017, respectively.

State Street Corporation | 87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related condensed notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
Basis for Review Results
These financial statements are the responsibility of the Corporation’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
May 3, 2018

State Street Corporation | 88

ACRONYMS

2017 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2017	OTC	Over-the-counter
ABS	Asset-backed securities	OTTI	Other-than-temporary-impairment
AFS	Available-for-sale	Parent Company	State Street Corporation
AIFMD	Alternative Investment Fund Managers Directive	PCA	Prompt corrective action
AIRB(1)	Advanced Internal Ratings-Based Approach	P&L	Profit-and-loss
ALLL	Allowance for loan and lease losses	RC	Risk Committee
AMA	Advanced Measurement Approach	ROE	Return on average common equity
AML	Anti-money laundering	RWA(1)	Risk-weighted assets
AOCI	Accumulated other comprehensive income (loss)	SEC	Securities and Exchange Commission
ASU	Accounting Standards Update	SERP	Supplemental executive retirement plans
AUCA	Assets under custody and administration	SLR(1)	Supplementary leverage ratio
AUM	Assets under management	SPOE Strategy	Single Point of Entry Strategy
BCBS	Basel Committee on Banking Supervision	SSGA	State Street Global Advisors
Board	Board of Directors	SSIF	State Street Intermediate Funding, LLC
bps	Basis points	State Street Bank	State Street Bank and Trust Company
CCAR	Comprehensive Capital Analysis and Review	TLAC(1)	Total loss-absorbing capacity
CD	Certificates of deposit	TMRC	Trading and Markets Risk Committee
CET1(1)	Common equity tier 1	UCITS	Undertakings for Collective Investments in Transferable Securities
CLO	Collateralized loan obligations	UOM	Unit of measure
CMO	Collateralized mortgage obligations	VaR	Value-at-Risk
CRE	Commercial real estate	VIE	Variable interest entity
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
DOL	Department of Labor
ECB	European Central Bank
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
ERM	Enterprise Risk Management
ETF	Exchange-Traded Fund
EVE	Economic value of equity
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
Form 10-Q	State Street Corporation Quarterly Report on Form 10-Q
FRBB	Federal Reserve Bank of Boston
FSB	Financial Stability Board
FX	Foreign exchange
GAAP	Generally accepted accounting principles
GEAM	General Electric Asset Management
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
LCR(1)	Liquidity coverage ratio
LTD	Long term debt
MBS	Mortgage-backed securities
MiFID II	Markets in Financial Instruments Directive II
MiFIR	Markets in Financial Instruments Regulation
MRAC	Management Risk and Capital Committee
NII	Net interest income
NIM	Net interest margin
NSFR(1)	Net stable funding ratio
OCI	Other comprehensive income (loss)
OCIO	Outsourced Chief Investment Officer
OFAC	Office of Foreign Assets Control

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 89

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

State Street Corporation | 90

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
The following table presents purchases of our common stock under the 2017 Program and related information for each of the months in the quarter ended March 31, 2018. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2018	—	$—	—	$700
February 1 - February 28, 2018	477	108.04	477	649
March 1 - March 31, 2018	2,847	104.85	2,847	350
Total	3,324	$105.31	3,324	$350

State Street Corporation | 91

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	10.1†	Form of Employment Agreement entered into with each of Eric W. Aboaf, Andrew Erickson, Ronald P. O'Hanley, and Cyrus Taraporevala

	10.2†	Employment Letter Agreements entered into with Andrew Erickson dated August 21, 2012, November 19, 2012, and May 25, 2016

	10.3†	Supplemental Cash Incentive Plan, as amended, First Amendment thereto, and form of award agreement thereunder

	10.4†	State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder

	10.5†	Amended and Restated SSGA Long Term Incentive Plan, First Amendment thereto, and form of award agreement thereunder

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangment
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2018 and 2017, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2018 and 2017, (iii) consolidated statement of condition as of March 31, 2018 and December 31, 2017, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2018 and 2017, (v) consolidated statement of cash flows for the three months ended March 31, 2018 and 2017, and (vi) notes to consolidated financial statements.

State Street Corporation | 92

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 3, 2018	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2018	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President, Deputy Controller and Chief Accounting Officer (Interim) (Principal Accounting Officer)

State Street Corporation | 93