Form 10-Q
period 2018-06-30
STATE STREET CORP
filed 2018-07-25
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 20, 2018 was 365,827,604.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2018

State Street Corporation | 2

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $33.87 trillion of AUCA and $2.72 trillion of AUM as of June 30, 2018.
As of June 30, 2018, we had consolidated total assets of $248.31 billion, consolidated total deposits of $186.66 billion, consolidated total shareholders' equity of $22.57 billion and 38,113 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2017 Annual Report on Form 10-K previously filed with the SEC (2017 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2017 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 118, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K. We did not change these significant accounting policies in the first six months of 2018.
Certain financial information provided in this Form 10-Q, including in this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios calculated under regulatory standards then scheduled to be effective in the future) that management uses in evaluating our business and activities.
Non-GAAP financial information should be considered in addition to, and not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable then currently applicable regulatory ratio or U.S. GAAP-basis measure.
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
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in the Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposures or to which our clients have such exposures as a result of our acting as agent, including as an asset manager;

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

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of such securities and the recognition of an impairment loss in our consolidated statement of income;

•
our ability to attract deposits and other low-cost, short-term funding; our ability to manage the level and pricing of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines; and our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements, implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and

State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

European legislation (such as the AIFMD, UCITS, the Money Market Funds Regulation and MiFID II / MiFIR); among other consequences, these regulatory changes impact the levels of regulatory capital and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, compliance programs and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

example, the U.K.'s decision to exit from the European Union may continue to disrupt financial markets or economic growth in Europe or potential changes in trade policy and bi-lateral and multi-lateral trade agreements proposed by the U.S.;

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

•
the impact on our compliance and controls enhancement programs associated with the appointment of a monitor under the deferred prosecution agreement with the DOJ and compliance consultant appointed under a settlement with the SEC, including the potential for such monitor and compliance consultant to require changes to our programs or to identify other issues that require substantial expenditures, changes in our operations, payments to clients or reporting to U.S. authorities;

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

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, the possibility of significant reductions in the liquidity or valuation of assets underlying those pools and the potential that clients will seek to hold us liable for such losses; and the possibility that our clients or regulators will assert claims that our fees with respect to such investment products are not appropriate or consistent with our fiduciary responsibilities;

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

•
our ability to complete acquisitions, joint ventures and divestitures, such as our proposed acquisition of Charles River Systems, Inc. (Charles River Development), including our ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•
the risks that our acquired businesses and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

•
our ability to integrate Charles River Development's front office software solutions with our middle and back office capabilities to develop a front-to-middle-to-back office platform that is competitive and meets our clients' requirements;

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

Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements in this Form 10-Q should not be relied on as representing our expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total fee revenue(1)(2)	$2,358	$2,235	6%
Net interest income(2)	659	575	15
Gains (losses) related to investment securities, net	9	—	nm
Total revenue(1)	3,026	2,810	8
Provision for loan losses	2	3	(33)
Total expenses(1)	2,159	2,031	6
Income before income tax expense	865	776	11
Income tax expense	131	156	(16)
Net income	$734	$620	18
Adjustments to net income:
Dividends on preferred stock(3)	$(36)	$(36)	—
Net income available to common shareholders	$698	$584	20
Earnings per common share:
Basic	$1.91	$1.56	22
Diluted	1.88	1.53	23
Average common shares outstanding (in thousands):
Basic	365,619	375,395	(3)
Diluted	370,410	380,915	(3)
Cash dividends declared per common share	$.42	$.38	11
Return on average common equity	14.7%	12.6%
Pre-tax margin	28.6	27.6

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total fee revenue(2)	$4,736	$4,433	7%
Net interest income(2)	1,302	1,085	20
Gains (losses) related to investment securities, net	7	(40)	118
Total revenue	6,045	5,478	10
Provision for loan losses	2	1	100
Total expenses	4,415	4,117	7
Income before income tax expense	1,628	1,360	20
Income tax expense	233	238	(2)
Net income	$1,395	$1,122	24
Adjustments to net income:
Dividends on preferred stock(3)	$(91)	$(91)	—
Earnings allocated to participating securities(4)	(1)	(1)	—
Net income available to common shareholders	$1,303	$1,030	27
Earnings per common share:
Basic	$3.55	$2.72	31
Diluted	3.51	2.69	30
Average common shares outstanding (in thousands):
Basic	366,524	378,293	(3)
Diluted	371,415	383,489	(3)
Cash dividends declared per common share	$.84	$.76	11
Return on average common equity	13.7%	11.3%
Pre-tax Margin	26.9	24.8

(1) The impact of adopting the new revenue recognition standard in 2018 was an increase in both total revenue and total expenses of approximately $70 million in the second quarter of 2018. Relative to the second quarter of 2017, the new revenue recognition standard contributed approximately 3% to both total revenue and total expense growth. Revenues increased approximately $45 million in management fees, $20 million in trading services and $5 million across other revenue lines, and expenses increased approximately $45 million in other expenses, $15 million in transaction processing and $10 million in information systems and communication as a result of the adoption of this new accounting standard.
(2) Approximately $15 million of swap costs in 1Q18 were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation. No other prior periods were revised.
(3) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(4) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
nm Not meaningful

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the quarter ended June 30, 2018 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the three and six months ended June 30, 2018 to the same periods in 2017, is provided under “Consolidated Results of Operations,” "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements included in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2017 period to the relevant 2018 period results.
Financial Results and Highlights

•	EPS of $1.88 in the second quarter of 2018 increased 23% compared to $1.53 in the second quarter of 2017.

•	Second quarter of 2018 ROE of 14.7% and pre-tax margin of 28.6% increased from 12.6% and 27.6%, respectively, in the second quarter of 2017.

•
Operating leverage was 1.4% for the second quarter of 2018. Operating leverage represents the difference in the percentage change in total revenue less the percentage change in total expenses, in each case relative to the prior year period.

•
Fee operating leverage was (0.8)% for the second quarter of 2018. Fee operating leverage represents the difference in the percentage change in total fee revenue less the percentage change in total expenses, in each case relative to the prior year period. The negative fee operating leverage was primarily due to lower securities finance revenue in the second quarter of 2018 as compared to the second quarter of 2017.

Revenue

•
Total revenue(1) and fee revenue(1) increased 8% and 6%, respectively, in the second quarter of 2018 compared to the second quarter of 2017, respectively, primarily driven by higher management fees and servicing fees and, in the case of total revenue, higher NII.

•
Servicing fee revenue increased 3% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to higher global equity markets, increased client activity, new business and the favorable impact of currency translation, partially offset by continued modest hedge fund outflows.

•
Management fee revenue increased 17% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the adoption of the new revenue recognition accounting standard in 2018(1) and higher global equity markets.

•
NII increased 15% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by a shift in the composition of our investment portfolio. In 2018, we sold approximately $16 billion of non-HQLA assets, out of which $11 billion was reinvested primarily in HQLA assets.

Expenses

•
Total expenses(1) increased 6% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the adoption of the new revenue recognition standard in 2018, investments to support new business and higher salaries and benefits, partially offset by Beacon savings and lower performance-based incentive compensation.

◦
In the first six months of 2018, we have achieved approximately $120 million of Beacon pre-tax year-over-year savings net of Beacon investments, and expect total pre-tax year-over-year savings of $200 million in 2018.

◦
The second quarter of 2018 included a $77 million repositioning charge related to organizational changes and management streamlining, consisting of $61 million of compensation and employee benefits and $16 million of occupancy costs. The second quarter of 2017 included acquisition and restructuring charges of $71 million, primarily related to Beacon.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

AUCA/AUM

•
AUCA increased 9% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to strength in equity markets, new business and higher client flows, partially offset by client transitions. Newly announced asset servicing mandates totaled approximately $1.5 trillion year-to-date, of which $105 billion was newly announced in the second quarter of 2018. Servicing assets remaining to be installed in future periods totaled approximately $300 billion as of June 30, 2018.

•
AUM increased 5% in the second quarter of 2018 compared to the second quarter of 2017, primarily driven by strength in equity markets, partially offset by lower yielding institutional outflows. We experienced net outflows of approximately $14 billion during the second quarter of 2018.

Capital

•
We declared aggregate common stock dividends of $0.42 per share, totaling approximately $153 million in the second quarter of 2018, compared to $0.38 per share, totaling $142 million in the second quarter of 2017, representing an increase of approximately 11% on a per share basis.

◦
On July 19, 2018, we declared a common stock dividend for the third quarter of 2018 in the amount of $0.47 per share, representing an increase of 12% from the common stock dividend of $0.42 per share declared in the second quarter of 2018.

•
In the six months ended June 30, 2018, we acquired 3.3 million shares of common stock at an average per-share cost of $105.31 and an aggregate cost of approximately $350 million under the common stock purchase program approved by our Board in June 2017 (the 2017 Program). In June 2018, the Federal Reserve issued a conditional non-objection to our capital plan submitted as part of the 2018 CCAR submission; and in connection with such capital plan our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program).  In connection with our proposed acquisition of Charles River Development, we did not purchase any common stock during the quarter ended June 30, 2018 under the 2017 Program and we do not intend to purchase any common stock during the third and fourth quarters of 2018 under the 2018 Program. We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.

•	CET1 capital ratio decreased to 11.3% as of June 30, 2018 compared to 11.9% as of December 31, 2017 primarily due to an increase in the FX derivative portfolio and overdrafts as of June 30, 2018.

•	Tier 1 leverage ratio decreased to 7.1% as of June 30, 2018, compared to 7.3% as of December 31, 2017. The decrease was primarily due to an increase in client deposits.
Recent Developments
On July 20, 2018, we announced that we entered into a definitive agreement to acquire Charles River Development, a provider of investment management front office tools and solutions. Under the terms of the agreement, we will purchase Charles River Development in an all cash transaction for $2.6 billion. The acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to be completed in the fourth quarter of 2018. The $2.6 billion purchase price is expected to be financed through the suspension of approximately $950 million of share repurchases in the second quarter of 2018 and during the remainder of 2018, and, subject to market conditions, the remainder of the purchase price through the issuance of equity, with approximately two-thirds of such equity expected to be in the form of common stock and one-third in preferred stock.

(1) The impact of adopting the new revenue recognition standard in 2018 was an increase in both total revenue and total expenses of approximately $70 million in the second quarter of 2018. Relative to the second quarter of 2017, the new revenue recognition standard contributed approximately 3% to both total revenue and total expense growth. Revenues increased approximately $45 million in management fees, $20 million in trading services and $5 million across other revenue lines, and expenses increased approximately $45 million in other expenses, $15 million in transaction processing and $10 million in information systems and communication as a result of the adoption of this new accounting standard.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2018 compared to the same periods in 2017, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,
(Dollars in millions)	2018	2017	% Change
Fee revenue:
Servicing fees	$1,381	$1,339	3%
Management fees	465	397	17
Trading services:
Foreign exchange trading	194	178	9
Brokerage and other trading services	121	111	9
Total trading services	315	289	9
Securities finance	154	179	(14)
Processing fees and other	43	31	39
Total fee revenue	2,358	2,235	6
Net interest income:
Interest income	907	700	30
Interest expense	248	125	98
Net interest income	659	575	15
Gains (losses) related to investment securities, net	9	—	nm
Total revenue	$3,026	$2,810	8

	Six Months Ended June 30,
(Dollars in millions)	2018	2017	% Change
Fee revenue:
Servicing fees	$2,802	$2,635	6%
Management fees	937	779	20
Trading services:
Foreign exchange trading	375	342	10
Brokerage and other trading services	244	222	10
Total trading services	619	564	10
Securities finance	295	312	(5)
Processing fees and other	83	143	(42)
Total fee revenue	4,736	4,433	7
Net interest income:
Interest income	1,764	1,350	31
Interest expense	462	265	74
Net interest income	1,302	1,085	20
Gains (losses) related to investment securities, net	7	(40)	118
Total revenue	$6,045	$5,478	10

nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Servicing and management fees collectively made up approximately 78% and 79% of total fee revenue in the three and six months ended June 30, 2018, respectively, compared to approximately 78% and 77% in the same periods of 2017, respectively. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In light of the above, we estimate, using relevant information as of June 30, 2018 and assuming that all other factors remain constant, that:

•
A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 3%; and

•
A 10% increase or decrease in worldwide fixed income valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 1%.

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
Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Quarter-end indices affect the values of AUCA and AUM as of those dates.
Further discussion of fee revenue is provided under Line of Business Information in this Management's Discussion and Analysis in this Form 10-Q.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
S&P 500®	2,703	2,398	13%	2,691	2,406	12%	2,718	2,423	12%
MSCI EAFE®	2,018	1,856	9	1,996	1,869	7	1,959	1,883	4
MSCI® Emerging Markets	1,138	993	15	1,118	998	12	1,070	1,011	6
HFRI Asset Weighted Composite®	NA	NA	NA	1,407	1,339	5	1,409	1,336	5

	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
S&P 500®	2,718	2,362	15%	2,708	2,371	14%
MSCI EAFE®	2,045	1,802	13	2,033	1,814	12
MSCI® Emerging Markets	1,171	960	22	1,163	966	20
HFRI Asset Weighted Composite®	NA	NA	NA	1,408	1,331	6

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of June 30,
	2018	2017	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,013	2,021	—%
Barclays Capital Global Aggregate Bond Index®	478	471	1

(1) The index names listed in the table are service marks of their respective owners.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2018 compared to the same periods in 2017. NII was $659 million and $1,302 million for the three and six months ended June 30, 2018, respectively, compared to $575 million and $1,085 million for the same periods in 2017, respectively.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, resale agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
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

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$55,180	$90.66%		$53,146	$41.31%
Securities purchased under resale agreements(2)	2,474	81	13.20	2,352	69	11.77
Trading account assets	1,139	—	—	941	—	—
Investment securities	86,360	479	2.21	94,637	466	1.97
Loans and leases	23,622	172	2.93	21,070	122	2.31
Other interest-earning assets	17,397	103	2.36	23,141	44.76
Average total interest-earning assets	$186,172	$925	1.99	$195,287	$742	1.52
Interest-bearing deposits:
U.S.	$50,276	$46.37%		$25,770	$24.38%
Non-U.S.(3)	76,307	43.23		99,389	(10)	(.04)
Total interest-bearing deposits(3)	126,583	89.28		125,159	14.05
Securities sold under repurchase agreements(4)	2,641	6.92		4,028	—	—
Federal funds purchased	—	—	—	2	—	—
Other short-term borrowings	1,320	4	1.25	1,322	3.80
Long-term debt	10,649	97	3.66	11,515	75	2.61
Other interest-bearing liabilities	4,994	52	4.17	5,355	33	2.44
Average total interest-bearing liabilities	$146,187	$248.68		$147,381	$125.34
Interest-rate spread			1.31%			1.18%
Net interest income—fully taxable-equivalent basis		$677			$617
Net interest margin—fully taxable-equivalent basis			1.46%			1.27%
Tax-equivalent adjustment		(18)			(42)
Net interest income—GAAP basis		$659			$575

	Six Months Ended June 30,
	2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$53,346	$172.65%		$51,031	$76.30%
Securities purchased under resale agreements(2)	2,672	159	11.97	2,205	115	10.52
Trading account assets	1,138	—	—	928	(1)	(.13)
Investment securities	90,836	960	2.12	95,921	936	1.95
Loans and leases	23,790	331	2.80	20,607	230	2.25
Other interest-earning assets	17,564	180	2.07	22,882	78.69
Average total interest-earning assets	$189,346	$1,802	1.92	$193,574	$1,434	1.49
Interest-bearing deposits:
U.S.	$49,461	$80.33%		$25,849	$56.44%
Non-U.S.(3)	77,438	72.19		97,201	1	—
Total interest-bearing deposits(3)	126,899	152.24		123,050	57.09
Securities sold under repurchase agreements	2,629	7.54		3,961	1.04
Federal funds purchased	—	—	—	1	—	—
Other short-term borrowings	1,287	7	1.17	1,332	5.71
Long-term debt	11,029	194	3.51	11,469	148	2.58
Other interest-bearing liabilities	5,126	102	4.02	5,298	54	2.04
Average total interest-bearing liabilities	$146,970	$462.63		$145,111	$265.37
Interest-rate spread			1.29%			1.12%
Net interest income—fully taxable-equivalent basis		$1,340			$1,169
Net interest margin—fully taxable-equivalent basis			1.43%			1.22%
Tax-equivalent adjustment		(38)			(84)
Net interest income—GAAP basis		$1,302			$1,085

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $31 billion and $32 billion for the three and six months ended June 30, 2018, respectively, and $33 billion and $32 billion for the same periods in 2017, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.98% and 0.93% for the three and six months ended June 30, 2018, respectively, and approximately 0.79% and 0.67% for the same periods in 2017, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $42 million and $76 million for the three and six months ended June 30, 2018, respectively, and $13 million and $45 million for the same periods in 2017, respectively. The first six months of 2018 includes approximately $15 million of swap costs related to the first quarter of 2018 that were reclassified from Processing fees and other revenues to NII. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.15% and 0.12% for the three and six months ended June 30, 2018, respectively, and 0.00% and 0.02% for the same periods in 2017, respectively.
(4) Interest for the second quarter of 2017 was less than $1 million, representing an average interest rate of 0.04%.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a fully taxable-equivalent (FTE) basis for the three and six months ended June 30, 2018 and 2017. NII on a FTE basis increased in the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by a shift in the composition of our investment portfolio.
We recorded aggregate discount accretion in interest income of approximately $4 million and $8 million for the three and six months ended June 30, 2018, respectively, compared to approximately $6 million and $10 million for the same periods in 2017, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $103 million over their remaining terms.
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
Average total interest-earning assets were $186.17 billion and $189.35 billion for the three and six months ended June 30, 2018, respectively, compared to $195.29 billion and $193.57 billion for the same periods in 2017, respectively. The decrease for both periods is largely driven by sales of investment securities of approximately $16 billion in the six months ended June 30, 2018.
Interest-bearing deposits with banks averaged $55.18 billion and $53.35 billion for the three and six months ended June 30, 2018, respectively, compared to $53.15 billion and $51.03 billion for the same periods in 2017, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.

Securities purchased under resale agreements averaged $2.47 billion and $2.67 billion for the three and six months ended June 30, 2018, respectively, compared to $2.35 billion and $2.21 billion for the same periods in 2017, respectively. This reflects the impact of balance sheet netting under enforceable netting agreements of approximately $31 billion and $32 billion for the three and six months ended June 30, 2018, respectively, and approximately $33 billion and $32 billion for the same periods in 2017, respectively. We maintain an agreement with a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization.
Investment securities averaged $86.36 billion and $90.84 billion in the three and six months ended June 30, 2018, respectively, compared to $94.64 billion and $95.92 billion for the same periods in 2017, respectively. The decrease in average investment securities for both periods was primarily driven by our investment repositioning strategy to prioritize capital efficient client lending while managing OCI sensitivity. We sold approximately $4 billion and $16 billion of non-HQLA securities in the three and six months ended June 30, 2018, respectively, primarily asset-backed securities and municipal bonds.  $11 billion of sale proceeds were reinvested back into the securities portfolio focused mostly on HQLA assets. Additional portfolio reinvestment of the securities sales will occur over time with a portion likely to either be held in cash or cash equivalents or used to fund client lending activities.
Loans and leases averaged $23.62 billion and $23.79 billion in the three and six months ended June 30, 2018, respectively, compared to $21.07 billion and $20.61 billion for the same periods in 2017, respectively. The increase in average loans and leases was primarily driven by higher levels of mutual fund lending, overdrafts and senior secured bank loans. Loans and leases also includes U.S. and non-U.S. overdrafts, which provide liquidity to clients in support of investment activities.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $17.40 billion and $17.56 billion for the three and six months ended June 30, 2018, respectively, from $23.14 billion and $22.88 billion for the same periods in 2017, respectively, largely driven by a reduction in the level of cash collateral posted by our enhanced custody business. The enhanced custody business is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Aggregate average U.S. and non-U.S. interest-bearing deposits increased to $126.58 billion and $126.90 billion for the three and six months ended June 30, 2018, respectively, from $125.16 billion and $123.05 billion for the same periods in 2017, respectively. The higher levels compared to the prior year periods were primarily a result of higher client deposit levels. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, largely associated with our tax-exempt investment program, were flat for the three month periods ended June 30, 2018 and 2017 and decreased to $1.29 billion for the first six months of 2018 from $1.33 billion for the same period in 2017.
Average other interest-bearing liabilities were $4.99 billion and $5.13 billion for the three and six months ended June 30, 2018, respectively, compared to $5.36 billion and $5.30 billion for the same periods in 2017, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
Several factors could affect future levels of NII and NIM, including the volume and mix of client deposits and funding sources; actions of various central banks; changes in the level and slope of U.S. and non-U.S. interest rates; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the yields earned on securities purchased compared to the yields earned on securities sold or matured and changes in the type and amount of credit or other loans we extend.
Based on market conditions and other factors, including regulatory standards, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated U.S. and non-U.S. securities, such as U.S. Treasury and agency securities, sovereign debt securities and federal agency MBS. The pace at which we reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to impact our reinvestment program and future levels of NII and NIM.

Expenses
Table 6: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2018 and 2017.

TABLE 6: EXPENSES
	Three Months Ended June 30,
(Dollars in millions)	2018	2017	% Change
Compensation and employee benefits	$1,125	$1,071	5%
Information systems and communications	321	283	13
Transaction processing services	246	207	19
Occupancy	124	116	7
Acquisition costs	—	9	nm
Restructuring charges, net	—	62	nm
Other:
Professional services	89	97	(8)
Amortization of other intangible assets	48	54	(11)
Regulatory fees and assessments	29	18	61
Other	177	114	55
Total other	343	283	21
Total expenses	$2,159	$2,031	6
Number of employees at quarter-end	38,113	35,606	7

	Six Months Ended June 30,
(Dollars in millions)	2018	2017	% Change
Compensation and employee benefits	$2,374	$2,237	6%
Information systems and communications	636	570	12
Transaction processing services	488	404	21
Occupancy	244	226	8
Acquisition costs	—	21	nm
Restructuring charges, net	—	79	nm
Other:
Professional services	168	191	(12)
Amortization of other intangible assets	98	106	(8)
Regulatory fees and assessments	59	45	31
Other	348	238	46
Total other	673	580	16
Total expenses	$4,415	$4,117	7

nm Not meaningful
Compensation and employee benefits expenses increased 5% and 6% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to a repositioning charge in the three months ended June 30, 2018, of which $61 million is included in compensation and employee benefits, increased costs to support new business and annual merit increases, partially offset by Beacon savings and lower performance based incentive compensation.
Headcount increased 7% as of June 30, 2018 compared to June 30, 2017. The growth in headcount was all within low cost locations and was driven by new business, as well as regulatory initiatives and contractor conversions to full-time employees, partially offset by reductions from Beacon. Headcount in high cost

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

locations fell as of June 30, 2018 compared to June 30, 2017.
Information systems and communications expenses increased 13% and 12% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively. The increases were primarily a result of Beacon-related investments and costs to support new business.
Transaction processing services increased 19% and 21% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to higher client assets under custody, higher client volume and trading activity and market growth.
Other expenses increased 21% and 16% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to the adoption of the new revenue recognition standard in 2018.
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
Restructuring Charges
In connection with Beacon, we announced in 2016 that we expected:
(i) to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020, including approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which would result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions; and
(ii) to achieve estimated annual pre-tax net year-over-year expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. Actual expenses may increase or decrease in the future due to other factors.
In both the three and six months ended June 30, 2018, we recorded no restructuring charges, compared to $62 million and $79 million in the same periods of 2017, respectively, related to Beacon. In aggregate, we have recorded restructuring charges of approximately $386 million related to Beacon, including $299 million in severance costs and $87 million in information technology application rationalization and real estate action.
In the three months ended June 30, 2018, we achieved approximately $60 million of Beacon pre-tax year-over-year savings, net of Beacon investments, and expect total pre-tax year-over-year net savings of $200 million in 2018 and our target Beacon expenses savings goal of $550 million to be realized by early 2019, of which $444 million has been realized as of June 30, 2018.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 7: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	38	14	2	54
Accruals for Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	144	28	3	175
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(31)	(3)	—	(34)
Accrual Balance at June 30, 2018	$113	$25	$3	$141
Income Tax Expense
Income tax expense was $131 million and $233 million in the three and six months ended June 30, 2018, respectively, compared to $156 million and $238 million for the same periods in 2017, respectively. Our effective tax rate in the three and six months ended June 30, 2018 was 15.1%, and 14.3%, respectively, compared to 20.1% and 17.5% for the same periods in 2017, respectively. The 2018 tax expense included net benefits from the enactment of the Tax Cuts and Jobs Act and an increase in excess deductions related to stock based compensation, partially offset by a decrease in tax exempt income.
In the three months ended June 30, 2018, we continued to perform our analysis and evaluate interpretations and other guidance regarding the Tax Cuts and Jobs Act, but did not record any adjustments to the amounts recorded on a provisional basis in the year ended December 31, 2017 or deem any such amounts as complete.

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
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR ETF® brand.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K and Note 17 to the consolidated financial statements included in this Form 10-Q.
Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2018	2017	% Change	2018	2017	% Change
Servicing fees	$1,381	$1,339	3%	$2,802	$2,635	6%
Trading services	282	272	4	555	529	5
Securities finance	154	179	(14)	295	312	(5)
Processing fees and other	41	32	28	82	138	(41)
Total fee revenue	1,858	1,822	2	3,734	3,614	3
Net interest income	663	576	15	1,311	1,085	21
Gains (losses) related to investment securities, net	9	—	nm	7	(40)	118
Total revenue	2,530	2,398	6	5,052	4,659	8
Provision for loan losses	2	3	(33)	2	1	nm
Total expenses	1,693	1,649	3	3,551	3,377	5
Income before income tax expense	$835	$746	12	$1,499	$1,281	17
Pre-tax margin	33%	31%		30%	27%

nm Not meaningful

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Servicing Fees
Servicing fees increased 3% and 6% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to higher global equity markets, increased client activity, new business and the favorable impact of currency translation, partially offset by continued modest hedge fund outflows. Fees for investment servicing continue to experience pressure, though they are generally associated with client commitments to longer-term relationships.
Servicing fees generated outside the U.S. were approximately 46% of total servicing fees in both the three and six months ended June 30, 2018, compared to approximately 44% for both of the same periods in 2017.

TABLE 9: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
Mutual funds	$8,548	$7,603	$7,123
Collective funds	9,615	9,707	8,560
Pension products	6,808	6,704	5,937
Insurance and other products	8,896	9,105	9,417
Total	$33,867	$33,119	$31,037

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
Equities	$19,475	$19,214	$17,304
Fixed-income	10,189	10,070	10,117
Short-term and other investments	4,203	3,835	3,616
Total	$33,867	$33,119	$31,037

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
North America	$24,989	$24,418	$23,020
Europe/Middle East/Africa	7,134	7,028	6,464
Asia/Pacific	1,744	1,673	1,553
Total	$33,867	$33,119	$31,037

(1) Geographic mix is based on the location in which the assets are serviced.
Asset servicing mandates newly announced in the second quarter of 2018 totaled approximately $105 billion. Servicing assets remaining to be installed in future periods totaled approximately $300 billion as of June 30, 2018, which will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and the expected installation date extends beyond one quarter. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods are presented on a gross basis and therefore also do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which may from time to time be significant.
With respect to these new servicing mandates, once installed we may provide various services, including, accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle-office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency and wealth management services. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
For additional information about the impact of worldwide equity and fixed income valuations on our fee revenue, including servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis in this Form 10-Q.
As a result of a decision to diversify providers, one of our large clients has begun to move a portion of its assets, largely common trust funds, to another service provider. We remain a significant service provider to this client. The transition, which began in 2018 and is approximately fifty percent complete, represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.
Trading Services
Trading services revenue, as presented in Table 8: Investment Servicing Line of Business Results, increased 4% and 5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to higher client FX and electronic trading volumes. Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 2: Total Revenue.
Foreign Exchange Trading Revenue
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect foreign exchange trading.”

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.

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

•
Other trading, transition management and brokerage revenue: As our clients look to us to enhance and preserve portfolio values, they may choose to utilize our Transition or Currency Management capabilities or transact with our Equity Trade execution group. These transactions generate revenue via commissions charged for trades transacted during the management of these portfolios.
In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the FCA in 2014 and the DOJ and SEC in 2017, including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods.
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
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral and our share of the fee split.
As principal, our enhanced custody business borrows securities from the lending client or other market participants and then lends such securities to the subsequent borrower, either our client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through assets under custody and administration from clients who have designated State Street as an eligible borrower.
Securities finance revenue, as presented in Table 8: Investment Servicing Line of Business Results, decreased 14% and 5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily as a result of lower lending activity in our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, interpretations of those standards, and our own balance sheet management activities, may influence modifications to the way in which we deliver our agency lending or enhanced custody businesses, the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of other assets and amortization of our tax-advantaged investments.
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results, increased 28% in the three months ended June 30, 2018 compared to the same period in 2017, largely reflecting lower amortization related to tax-advantaged investments. Processing fees and other decreased 41% in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the absence of a $30 million gain in the first quarter of 2017 from the sale of a business.
Expenses
Total expenses for Investment Servicing increased 3% and 5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively. The increases are primarily due to higher technology costs, costs to support new business and higher salaries and benefits, partially offset by lower performance based incentive compensation and Beacon savings.
Additional information about expenses is provided under Expenses in Consolidated Results of Operations included in this Management's Discussion and Analysis of this Form 10-Q.
Investment Management

TABLE 12: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Three Months Ended June 30,			Six Months Ended June 30,		% Change
(Dollars in millions, except where otherwise noted)	2018	2017	% Change	2018	2017
Management fees	$465	$397	17%	$937	$779	20%
Trading services(1)	33	17	94	64	35	83
Processing fees and other	2	(1)	nm	1	5	(80)
Total fee revenue	500	413	21	1,002	819	22
Net interest income	(4)	(1)	nm	(9)	—	nm
Total revenue	496	412	20	993	819	21
Total expenses	389	311	25	787	640	23
Income before income tax expense	$107	$101	6	$206	$179	15
Pre-tax margin	22%	25%		21%	22%

(1) Includes revenues associated with the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
nm Not meaningful
Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services, OCIO and other financial services for corporations, public funds and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services and the benchmarks specified in the respective management agreements related to performance fees.
Management fees increased 17% and 20% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to the adoption of the new revenue recognition standard in 2018 and higher global equity markets.
Management fees generated outside the U.S. were approximately 28% of total management fees in both the three and six months ended June 30, 2018 and 2017.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 13: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
Equity:
Active	$92	$95	$82
Passive	1,575	1,650	1,512
Total Equity	1,667	1,745	1,594
Fixed-Income:
Active	79	77	71
Passive	358	337	327
Total Fixed-Income	437	414	398
Cash(1)	333	330	334
Multi-Asset-Class Solutions:
Active	18	18	18
Passive	126	129	113
Total Multi-Asset-Class Solutions	144	147	131
Alternative Investments(2):
Active	22	23	27
Passive	120	123	122
Total Alternative Investments	142	146	149
Total	$2,723	$2,782	$2,606

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 14: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
Alternative Investments(2)	$45	$48	$46
Cash	3	2	2
Equity	524	531	460
Fixed-income	67	63	58
Total Exchange-Traded Funds	$639	$644	$566

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 15: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2018	December 31, 2017	June 30, 2017
North America	$1,897	$1,931	$1,802
Europe/Middle East/Africa	495	521	496
Asia/Pacific	331	330	308
Total	$2,723	$2,782	$2,606

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 16: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(3)	270	94	—	56	20	440
Long-term institutional outflows(3)	(344)	(92)	—	(52)	(41)	(529)
Long-term institutional flows, net	(74)	2	—	4	(21)	(89)
ETF flows, net	26	10	—	—	1	37
Cash fund flows, net	—	—	(8)	—	—	(8)
Total flows, net	(48)	12	(8)	4	(20)	(60)
Market appreciation	293	15	2	12	3	325
Foreign exchange impact	26	9	3	5	6	49
Total market/foreign exchange impact	319	24	5	17	9	374
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional inflows(3)	109	79	—	37	9	234
Long-term institutional outflows(3)	(177)	(53)	—	(37)	(8)	(275)
Long-term institutional flows, net	(68)	26	—	—	1	(41)
ETF flows, net	(9)	4	1	—	(1)	(5)
Cash fund flows, net	—	—	4	—	—	4
Total flows, net	(77)	30	5	—	—	(42)
Market appreciation	7	(5)	(1)	(2)	(1)	(2)
Foreign exchange impact	(8)	(2)	(1)	(1)	(3)	(15)
Total market/foreign exchange impact	(1)	(7)	(2)	(3)	(4)	(17)
Balance as of June 30, 2018	$1,667	$437	$333	$144	$142	$2,723

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
The preceding table does not include approximately $19 billion of new asset management business which was awarded but not installed as of June 30, 2018. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of June 30, 2018 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.
Expenses
Total expenses for Investment Management increased 25% and 23% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, respectively. The increases are primarily due to the impact from the adoption of the new revenue recognition standard in 2018.
Additional information about expenses is provided under Expenses in Consolidated Results of Operations included in this Management's Discussion and Analysis of this Form 10-Q.

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

TABLE 17: AVERAGE STATEMENT OF CONDITION(1)

	Six Months Ended June 30,
	2018	2017
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$53,346	$51,031
Securities purchased under resale agreements	2,672	2,205
Trading account assets	1,138	928
Investment securities	90,836	95,921
Loans and leases	23,790	20,607
Other interest-earning assets	17,564	22,882
Average total interest-earning assets	189,346	193,574
Cash and due from banks	3,532	3,224
Other non-interest-earning assets	32,594	24,779
Average total assets	$225,472	$221,577

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$49,461	$25,849
Non-U.S.	77,438	97,201
Total interest-bearing deposits	126,899	123,050
Securities sold under repurchase agreements	2,629	3,961
Federal funds purchased	—	1
Other short-term borrowings	1,287	1,332
Long-term debt	11,029	11,469
Other interest-bearing liabilities	5,126	5,298
Average total interest-bearing liabilities	146,970	145,111
Non-interest-bearing deposits	36,997	43,241
Other non-interest-bearing liabilities	19,200	11,539
Preferred shareholders’ equity	3,197	3,197
Common shareholders’ equity	19,108	18,489
Average total liabilities and shareholders’ equity	$225,472	$221,577

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2018	December 31, 2017
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$223
Mortgage-backed securities	15,893	10,872
Total U.S. Treasury and federal agencies	15,904	11,095
Asset-backed securities:
Student loans(1)	1,567	3,358
Credit cards	617	1,542
Other	851	1,447
Total asset-backed securities	3,035	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,615	6,695
Asset-backed securities	1,657	2,947
Government securities	13,072	10,721
Other	4,452	6,108
Total non-U.S. debt securities	21,796	26,471
State and political subdivisions	4,228	9,151
Collateralized mortgage obligations	319	1,054
Other U.S. debt securities	2,066	2,560
U.S. equity securities	—	46
U.S. money-market mutual funds	—	397
Total	$47,348	$57,121

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$15,992	$17,028
Mortgage-backed securities	17,443	16,651
Total U.S. Treasury and federal agencies	33,435	33,679
Asset-backed securities:
Student loans(1)	2,892	3,047
Credit cards	710	798
Other	1	1
Total asset-backed securities	3,603	3,846
Non-U.S. debt securities:
Mortgage-backed securities	727	939
Asset-backed securities	231	263
Government securities	404	474
Other	47	48
Total non-U.S. debt securities	1,409	1,724
Collateralized mortgage obligations	1,147	1,209
Total	$39,594	$40,458

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
Average duration of our investment securities portfolio increased to 3.2 years as of June 30, 2018, compared to 2.7 years as of December 31, 2017. The increase in securities duration reflects a shift towards a strategy where the investment portfolio will target less credit exposure, more HQLA interest rate risk, and higher balances of cash or cash equivalents.
We sold approximately $16 billion of non-HQLA securities during the six months ended June 30, 2018, primarily asset-backed securities and municipal bonds.  $11 billion of sale proceeds were reinvested back into the securities portfolio focused mostly on HQLA assets. Additional portfolio reinvestment of the securities sales will occur over time with a portion likely to either be held in cash or cash equivalents or used to fund client lending activities.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of June 30, 2018 and December 31, 2017.

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2018	December 31, 2017
AAA(1)	76%	74%
AA	14	16
A	6	6
BBB	4	4
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2018	December 31, 2017
US Treasuries	18%	17%
US Agency MBS	36	26
ABS	14	22
Foreign Sovereign	16	12
Other Credit	16	23
	100%	100%
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2018, compared to approximately 29% as of December 31, 2017.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	June 30, 2018	December 31, 2017
Available-for-sale:
United Kingdom	$3,731	$5,721
Australia	3,075	4,717
Canada	2,457	3,066
France	2,201	2,500
Belgium	1,440	1,193
Japan	1,342	1,319
Italy	1,321	1,645
Spain	1,116	1,413
Ireland	1,009	787
Netherlands	983	1,175
Austria	949	234
Finland	610	299
Germany	509	529
Hong Kong	407	666
Sweden	377	538
Norway	173	514
Other(1)	96	155
Total	$21,796	$26,471
Held-to-maturity:
United Kingdom	$381	$410
Singapore	287	353
Netherlands	231	372
Australia	181	235
Germany	117	127
Spain	98	104
Other(2)	114	123
Total	$1,409	$1,724

(1) Included approximately $37 million as of December 31, 2017, related to Portugal, which was related to MBS and auto loans.
(2) Included approximately $67 million and $75 million as of June 30, 2018 and December 31, 2017, respectively, related to Italy and Portugal, all of which were related to MBS and auto loans.
Approximately 75% and 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2018 and December 31, 2017, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2018 and December 31, 2017, approximately 40% and 61%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate and, therefore, we consider these securities to have minimal interest-rate risk.
As of June 30, 2018, our non-U.S. debt securities had an average market-to-book ratio of 100.3%, and an aggregate pre-tax net unrealized gain of approximately $73 million, composed of gross unrealized gains of $144 million and gross unrealized losses of $71 million. These unrealized amounts included;

•
a pre-tax net unrealized loss of $6 million, composed of gross unrealized gains of $60 million and gross unrealized losses of $66 million, associated with non-U.S. debt securities available-for-sale and;

•	a pre-tax net unrealized gain of $79 million, composed of gross unrealized gains of $84 million and gross unrealized losses of $5 million, associated with non-U.S. debt securities held-to-maturity.
As of June 30, 2018, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian, and Dutch mortgages and U.K. and Eurozone consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $4.23 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2018 as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.23 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of June 30, 2018
State of Issuer:
California	$231	$2,083	$2,314	17%
New York	496	1,727	2,223	17
Texas	511	1,590	2,101	16
Massachusetts	707	991	1,698	13
Washington	284	365	649	5
Total	$2,229	$6,756	$8,985

December 31, 2017
State of Issuer:
Texas	$1,713	$1,622	$3,335	18%
California	415	2,237	2,652	14
New York	742	1,288	2,030	11
Massachusetts	859	991	1,850	10
Washington	623	366	989	5
Total	$4,352	$6,504	$10,856

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $13.46 billion and $18.47 billion across our businesses as of June 30, 2018 and December 31, 2017, respectively.
(2) Includes municipal loans which are also presented within Table 23: U.S. and Non-U.S. Loans and Leases.

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 86% of the obligors rated “AAA” or “AA” as of June 30, 2018. As of that date, approximately 34% and 65% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

Loans and Leases

TABLE 23: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	June 30, 2018	December 31, 2017
Domestic:
Commercial and financial	$18,227	$18,696
Commercial real estate	285	98
Lease financing	78	267
Total domestic	18,590	19,061
Non-U.S.:
Commercial and financial	5,181	3,837
Lease financing	353	396
Total non-U.S.	5,534	4,233
Total loans and leases	$24,124	$23,294
The increase in loans in the total domestic and non-U.S. loans in the commercial and financial segment as of June 30, 2018 compared to December 31, 2017 was primarily driven by higher levels of overdrafts and senior secured bank loans.
As of June 30, 2018 and December 31, 2017, our investment in senior secured loans totaled approximately $3.7 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of June 30, 2018 and December 31, 2017 of $763 million and $279 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 91% and 89% of the loans rated “BB” or “B” as of June 30, 2018 and December 31, 2017, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $1.8 billion and $2.1 billion as of June 30, 2018 and December 31, 2017, respectively.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans were modified in troubled debt restructurings during the six months ended June 30, 2018 and the year ended December 31, 2017.

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 24: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Six Months Ended June 30,
(In millions)	2018	2017
Allowance for loan and lease losses:
Beginning balance	$54	$53
Provision for loan and lease losses(1)	2	1
Charge-offs(2)	(1)	—
Ending balance	$55	$54

(1) The provision for loan and lease losses is related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
As of June 30, 2018 and June 30, 2017 approximately $47 million and $46 million, respectively, of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million as of both June 30, 2018 and June 30, 2017, was related to other components of commercial and financial loans.
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

The cross-border outstandings presented in Table 25: Cross-Border Outstandings, represented approximately 29% and 26% of our consolidated total assets as of June 30, 2018 and December 31, 2017, respectively.

TABLE 25: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2018
Germany	$25,239	$802	$26,041
Japan	13,943	1,147	15,090
United Kingdom	12,659	2,503	15,162
Australia	3,914	877	4,791
Canada	3,189	1,098	4,287
France	2,919	470	3,389
Ireland	1,645	1,187	2,832
December 31, 2017
Germany	$18,201	$295	$18,496
Japan	15,250	549	15,799
United Kingdom	12,051	1,253	13,304
Australia	5,278	390	5,668
Canada	4,215	707	4,922
France	2,684	344	3,028

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2018, countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets were Luxembourg and Switzerland at approximately $2.34 billion and $2.12 billion, respectively. As of December 31, 2017, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.
Risk Management
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	information technology risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest-rate risk;

•	model risk;

•	strategic risk; and

•	reputational, fiduciary and business conduct risk.

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail included under Item 1A, Risk Factors, in our 2017 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 75 to 80 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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
For additional information about our credit risk management, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 80 to 85 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Liquidity Risk Management
Our liquidity framework contemplates areas of potential risk based on our activities, size and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.

We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF (a recently formed direct subsidiary of the Parent Company) and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent certain triggers reflecting financial distress at the Parent Company, the liquid assets transferred to SSIF continue to be available to the Parent Company. As of June 30, 2018, the Parent Company and State Street Bank had approximately $402 million of senior notes and junior subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 85 to 90 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2017 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 7 to 8 included under Item 1, Business, in our 2017 Form 10-K.

State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended June 30, 2018 and December 31, 2017, daily average LCR for the Parent Company was 108% and 112%, respectively. The average HQLA for the Parent Company under the LCR final rule was $87.03 billion and $65.35 billion, post-prescribed haircuts, for the quarters ended June 30, 2018 and December 31, 2017, respectively.

TABLE 26: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
	Quarters Ended
(In millions)	June 30, 2018	December 31, 2017
Excess central bank balances	$45,100	$33,584
U.S. Treasuries	10,775	10,278
Other investment securities	21,249	13,422
Foreign government	9,902	8,064
Total	$87,026	$65,348
With respect to highly liquid short-term investments presented in the preceding table, we maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $45.10 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended June 30, 2018, compared to $33.58 billion for the quarter ended December 31, 2017. The higher levels of average cash balances with central banks was due to normal deposit volatility. The increase in average HQLA for the quarter ended June 30, 2018 compared to the quarter ended December 31, 2017 presented in the table above was primarily a result of the sale of $16 billion in non-HQLA securities during the six months ended June 30, 2018.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2018 and December 31, 2017, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $64.59 billion for the quarter ended June 30, 2018, compared to $66.10 billion for the quarter December 31, 2017.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $26.65 billion and $26.49 billion as of June 30, 2018 and December 31, 2017, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2018, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure, commonly referred to as a resolution plan or a living will, to the Federal Reserve and the FDIC under

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of our insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning.
We submitted our 2017 resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC on June 30, 2017. Subsequently, the Federal Reserve and FDIC extended the next resolution plan filing deadline for eight large domestic banks, including us, to July 1, 2019. The agencies completed their review of our 2017 165(d) resolution plan in December 2017 and found no deficiencies or shortcomings in the plan.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 10 and 11 included under Item 1, Business, in our 2017 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow us to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
In accordance with its policies, we are required to monitor, on an ongoing basis, the capital and liquidity needs of State Street Bank and the other Beneficiary Entities. To support this process, we have established a trigger framework that identifies key actions that would need to be taken or decisions that would need to be made if certain events tied to our financial condition occur. In the event that we experience material financial distress, the support agreement requires us to model and calculate certain capital and liquidity triggers on a regular basis to determine whether or not the Parent Company should commence preparations for a bankruptcy filing and whether or not a Recapitalization Event has occurred.
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement; (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely, including in evaluating any of our entities from a creditor's perspective or determining whether to enter into a contractual relationship with any of our entities, on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement.
A “Recapitalization Event” is defined under the support agreement as the earlier occurrence of one or

State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

more capital and liquidity thresholds being breached or the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. These thresholds are set at levels intended to provide for the availability of sufficient capital and liquidity to enable an orderly resolution without extraordinary government support. The SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place. An expected effect of the SPOE Strategy and applicable TLAC regulatory requirements is that losses will be imposed on the Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of its losses are imposed on the holders of the debt securities of the Parent Company's operating subsidiaries or any of their depositors or creditors, or before U.S. taxpayers are put at risk.
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
State Street Bank is also required to submit annually to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We filed our most recent IDI plan on June 28, 2018.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. As of June 30, 2018 and December 31, 2017, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.

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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.09 billion and $2.84 billion as of June 30, 2018 and December 31, 2017, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.06 billion as of June 30, 2018, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2018, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. In addition, State Street Bank also has authorization to issue up to $5 billion in unsecured senior debt and an additional $500 million of subordinated debt.
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
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that we fail to properly exercise our fiduciary duties in our provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of our activities.
For additional information about our operational risk framework, refer to pages 90 to 93 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Information Technology Risk Management

Technology risk is defined as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Technology risk includes risks potentially triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events and adoption of new business technologies.
For additional information about our informational technology risk management framework, refer to pages 93 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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
For additional information about the market risk associated with our trading activities, refer to pages 94 to 95 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2018, the notional amount of these derivative contracts was $2.25 trillion, of which $2.23 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Value-at-Risk and Stressed VaR
We use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading-related VaR daily. We have adopted standards for measuring trading related VaR, and we maintain regulatory capital for market risk associated with currently applicable bank regulatory market risk requirements. Our regulatory VaR-based measure is calculated based on historical volatilities of market risk factors during a two-year observation period calibrated to a one-tail, 99% confidence interval and a ten-business-day holding period.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 96 to 100 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Stress Testing
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
We had no back-testing exceptions in the quarters ended June 30, 2018, March, 31 2018 and June 30, 2017.
The following tables present VaR and stressed

VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2018, March 31, 2018 and June 30, 2017, and as of June 30, 2018, March 31, 2018 and June 30, 2017, as measured by our VaR methodology: A covered position is generally defined by U.S banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.
Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 27: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended									As of June 30,	As of March 31,	As of June 30,
	June 30, 2018			March 31, 2018			June 30, 2017			2018	2018	2017
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$6,396	$12,946	$3,607	$6,496	$11,390	$2,967	$7,759	$16,160	$4,590	$3,851	$4,233	$7,577
Global Treasury	656	1,813	179	764	1,940	100	433	1,408	89	257	1,187	528
Diversification	(504)	(1,710)	(203)	(640)	(1,982)	513	(452)	(1,449)	(81)	(414)	(1,309)	(624)
Total VaR	$6,548	$13,049	$3,583	$6,620	$11,348	$3,580	$7,740	$16,119	$4,598	$3,694	$4,111	$7,481

TABLE 28: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended									As of June 30,	As of March 31,	As of June 30,
	June 30, 2018			March 31, 2018			June 30, 2017			2018	2018	2017
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$38,594	$54,517	$21,608	$34,136	$56,764	$20,411	$26,691	$44,875	$14,301	$26,774	$45,984	$15,192
Global Treasury	3,927	10,137	1,534	4,118	10,177	342	4,814	12,329	1,321	3,268	7,024	6,223
Diversification	(4,820)	(10,682)	(2,239)	(4,194)	(10,644)	(275)	(4,571)	(13,450)	(976)	(4,046)	(8,019)	(6,472)
Total VaR	$37,701	$53,972	$20,903	$34,060	$56,297	$20,478	$26,934	$43,754	$14,646	$25,996	$44,989	$14,943
The three month average of our stressed VaR-based measure was approximately $38 million for the quarter ended June 30, 2018, compared to an average of approximately $34 million for the quarter ended March 31, 2018 and $27 million for the quarter ended June 30, 2017. The increase in the stressed VaR is primarily attributed to the resumption of historical exposure to interest rate basis risk in emerging markets.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of June 30, 2018, March 31, 2018 and June 30, 2017. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of June 30, 2018			As of March 31, 2018			As of June 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$2,386	$3,114	$467	$2,407	$3,806	$243	$6,167	$3,042	$506
Global Treasury	36	228	—	62	1,148	—	59	552	—
Diversification	(17)	(156)	—	(54)	(1,575)	—	(40)	(559)	—
Total VaR	$2,405	$3,186	$467	$2,415	$3,379	$243	$6,186	$3,035	$506

TABLE 30: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of June 30, 2018			As of March 31, 2018			As of June 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$9,457	$36,770	$520	$10,520	$44,416	$273	$10,514	$13,782	$520
Global Treasury	130	3,391	—	126	7,173	—	104	6,439	—
Diversification	2	(4,203)	—	(225)	(8,218)	—	(48)	(5,185)	—
Total VaR	$9,589	$35,958	$520	$10,421	$43,371	$273	$10,570	$15,036	$520

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. Economic value of equity (EVE) sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally-approved risk limits and guidelines.
For additional information about our Asset-and-Liability Management Activities, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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

TABLE 31: NII SENSITIVITY
(In millions)	June 30, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+100 bps shock	$430	$435
–100 bps shock	(254)	(294)
+100 bps ramp	194	177
–100 bps ramp	(130)	(122)
As of June 30, 2018, NII sensitivity remains positioned to benefit from rising interest rates. Compared to December 31, 2017, our asset sensitive positioning to an instantaneous rise in rates is relatively unchanged. While the impacts from investment portfolio activity, including the sale of $16 billion of non-HQLA assets in the first six months of 2018, have increased our benefit from higher rates, this has largely been offset by an increase in U.S. client deposit betas as a result of higher market rates.
We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 bps instantaneous shock, approximately 80% of the expected benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 bps instantaneous shock, approximately 50-60% of the expected benefit is driven by U.S. rates.
The following table highlights our EVE sensitivity to a +/-200 bps instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements. EVE sensitivity is dependent on the timing of interest and principal cash flows. Also, the measure only evaluates the spot balance sheet and does not include the impact of new business assumptions.

TABLE 32: EVE SENSITIVITY
(In millions)	June 30, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,735)	$(1,507)
–200 bps shock	1,246	11
As of June 30, 2018, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2017, the change in the up 200 bps instantaneous shocks was driven by higher US interest rates. The change in the down 200 bps instantaneous shock was primarily due to a modeling enhancement for negative rate currencies. The modeling enhancement allows for interest rate shocks to go below zero for certain currencies, such as Euro, where central banks have allowed negative rates. The December 31, 2017 benefit, which does not reflect the modeling enhancement, in the down 200 bps shock would have increased by approximately $1 billion under the new modeling approach.
This update aligns our modeling approaches for negative rates in both EVE and NII sensitivity simulations.
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
For additional information about our model risk management, including our governance and model validation, refer to pages 101 to 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
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
For additional information about our strategic risk management, refer to page 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Capital
Managing our capital involves evaluating whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements and are sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital adequacy based on relevant regulatory capital requirements, as well as our own internal capital goals, targets and other relevant metrics.
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Planning group within Global Treasury is responsible for the Capital Policy and Guidelines, development of the Capital Plan, the management of global capital, capital optimization and business unit capital management. The Capital Planning group is also responsible for enterprise stress testing, including stress revenue and expense modeling and information technology related matters associated with stress testing models.
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
For additional information about our capital, refer to pages 102 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Global Systemically Important Bank
We are one among a group of 30 institutions worldwide that have been identified by the FSB and the BCBS as G-SIBs. Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital buffer above the minimum capital ratios set forth in the Basel III final rule.
In addition to the Basel III final rule, we are subject to the Federal Reserve's final rule imposing a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in in January 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
Method 2 is the binding methodology for us and our applicable surcharge is presently calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.5% in 2019, would be 8.5% for CET1 capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation. Further, like all other U.S. G-SIBs, we are also subject to a 2% leverage buffer under the Basel III final rule. If we fail to exceed the 2% leverage buffer, it will be subject to increased restrictions

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our banking competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same additional capital and leverage requirements. In addition, not all our competitors are banking institutions and therefore are not subject to the same degree of regulation as is applicable to banking institutions, such as State Street, including the capital leverage requirements described above.
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
Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and eligible LTD in the amount equal to at least 21.5% of total risk-weighted assets (using an estimated G-SIB method 1 surcharge of 1%) and 9.5% of total leverage exposure, as defined by the SLR final rule, and (2) qualifying external LTD equal to the greater of 7.5% of risk-weighted assets (using an estimated G-SIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
Based upon current estimates, assumptions and guidance, we project that compliance with TLAC and LTD will result in increasing our outstanding LTD by approximately $1.5 billion at December 31, 2018 compared to debt outstanding at December 31, 2017.
On April 5, 2018, the Federal Reserve released a notice of proposed rulemaking which may impact the amount of TLAC and LTD State Street will be required to hold. In addition, the Economic Growth, Regulatory Relief and Consumer Protection Act may also impact our TLAC and LTD requirements as the definition of the supplementary leverage ratio has been modified for custodial banks. Our estimates are subject to updates based on the changing regulatory landscape and additional regulatory guidance and interpretation.

For additional information on our TLAC requirements, refer to page 7 under "Regulatory Capital Adequacy and Liquidity Standards" in "Total Loss-Absorbing Capacity (TLAC)" included under Item 1, Business, in our 2017 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the Basel III framework in the U.S. Provisions of the Basel III final rule that became effective under a transition timetable starting in January 2014, with full implementation required by January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized” approach and the “advanced” approaches, applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for RWA, including specified risk weights for certain on- and off-balance sheet exposures.
The advanced approaches consist of the AIRB approach used for the calculation of RWA related to credit risk, and the AMA approach used for the calculation of RWA related to operational risk. RWA related to market risk continues to be calculated in conformity with the final market risk capital rule described below.
The final market risk capital rule requires us to use internal models to calculate daily measures of Value-at-Risk, referred to as VaR, that reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk" in this Form 10-Q.
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer and countercyclical capital buffer. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
The requirement for the capital conservation buffer is being phased in beginning on January 1, 2016, with full implementation by January 1, 2019. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum CET1, tier 1, and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required to be

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

TABLE 33: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1)

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
The specific calculation of State Street's and State Street Bank's risk-based capital ratios has changed as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) were phased in, and as our risk-weighted assets calculated using the advanced approaches changed due to changes in methodology. These methodological changes result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.

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

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches June 30, 2018(1)	Basel III Standardized Approach June 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches June 30, 2018(1)	Basel III Standardized Approach June 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,324	$10,324	$10,302	$10,302	$11,612	$11,612	$11,612	$11,612
Retained earnings			19,856	19,856	18,856	18,856	13,189	13,189	12,312	12,312
Accumulated other comprehensive income (loss)			(1,446)	(1,446)	(972)	(972)	(1,251)	(1,251)	(809)	(809)
Treasury stock, at cost			(9,317)	(9,317)	(9,029)	(9,029)	—	—	—	—
Total			19,417	19,417	19,157	19,157	23,550	23,550	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,008)	(7,008)	(6,877)	(6,877)	(6,711)	(6,711)	(6,579)	(6,579)
Other adjustments			(186)	(186)	(76)	(76)	(44)	(44)	(5)	(5)
CET1 capital			12,223	12,223	12,204	12,204	16,795	16,795	16,531	16,531
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			15,419	15,419	15,382	15,382	16,795	16,795	16,531	16,531
Qualifying subordinated long-term debt			765	765	980	980	765	765	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	73	4	72	—	73	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,184	$16,257	$16,367	$16,435	$17,560	$17,633	$17,514	$17,586
Risk-weighted assets:
Credit risk			$48,308	$106,063	$49,976	$101,349	$45,689	$103,156	$47,448	$98,433
Operational risk(4)			45,991	NA	45,822	NA	45,423	NA	45,295	NA
Market risk(5)			4,203	1,677	3,358	1,334	4,205	1,677	3,375	1,334
Total risk-weighted assets			$98,502	$107,740	$99,156	$102,683	$95,317	$104,833	$96,118	$99,767
Adjusted quarterly average assets			$216,896	$216,896	$209,328	$209,328	$214,670	$214,670	$206,070	$206,070

Capital Ratios(1):	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
CET1 capital	7.5%	6.5%	12.4%	11.3%	12.3%	11.9%	17.6%	16.0%	17.2%	16.6%
Tier 1 capital	9.0	8.0	15.7	14.3	15.5	15.0	17.6	16.0	17.2	16.6
Total capital	11.0	10.0	16.4	15.1	16.5	16.0	18.4	16.8	18.2	17.6
Tier 1 leverage	4.0	4.0	7.1	7.1	7.3	7.3	7.8	7.8	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of June 30, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of June 30, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2018. See Table 33: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017. See Table 33: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
NA Not applicable

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $19 million as of June 30, 2018 compared to December 31, 2017 primarily by the net income of $1.4 billion for the six months ended June 30, 2018, offset by capital distributions of $748 million from common stock purchases and common and preferred stock dividends, a $297 million impact from the 2018 phase-in of the deduction of intangibles (100% in 2018 compared to 80% in 2017) and accumulated other comprehensive loss of $474 million.
In the same comparative period, our tier 1 capital increased $37 million and total capital decreased $183 million under advanced approaches and decreased $178 million under standardized approach due to the changes in the CET1 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the six months ended June 30, 2018 and for the year ended December 31, 2017.

TABLE 35: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches June 30, 2018	Basel III Standardized Approach June 30, 2018	Basel III Advanced Approaches December 31, 2017	Basel III Standardized Approach December 31, 2017
CET1 capital:
CET1 capital balance, beginning of period	$12,204	$12,204	$11,624	$11,624
Net income	1,395	1,395	2,177	2,177
Changes in treasury stock, at cost	(288)	(288)	(1,347)	(1,347)
Dividends declared	(398)	(398)	(778)	(778)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(131)	(131)	(529)	(529)
Effect of certain items in accumulated other comprehensive income (loss)	(474)	(474)	964	964
Other adjustments	(85)	(85)	93	93
Changes in CET1 capital	19	19	580	580
CET1 capital balance, end of period	12,223	12,223	12,204	12,204
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,382	15,382	14,717	14,717
Change in CET1 capital	19	19	580	580
Net issuance of preferred stock	—	—	—	—
Trust preferred capital securities phased out of tier 1 capital	—	—	—	—
Other adjustments	18	18	85	85
Changes in tier 1 capital	37	37	665	665
Tier 1 capital balance, end of period	15,419	15,419	15,382	15,382
Tier 2 capital:
Tier 2 capital balance, beginning of period	985	1,053	1,192	1,250
Net issuance and changes in long-term debt qualifying as tier 2	(215)	(215)	(192)	(192)
Changes in ALLL and other	(4)	1	(15)	(5)
Change in other adjustments	(1)	(1)	—	—
Changes in tier 2 capital	(220)	(215)	(207)	(197)
Tier 2 capital balance, end of period	765	838	985	1,053
Total capital:
Total capital balance, beginning of period	16,367	16,435	15,909	15,967
Changes in tier 1 capital	37	37	665	665
Changes in tier 2 capital	(220)	(215)	(207)	(197)
Total capital balance, end of period	$16,184	$16,257	$16,367	$16,435

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the six months ended June 30, 2018 and for the year ended December 31, 2017.

TABLE 36: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	June 30, 2018	December 31, 2017
Total risk-weighted assets, beginning of period	$99,156	$99,301
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(453)	2,914
Net increase (decrease) in loans and leases	245	30
Net increase (decrease) in securitization exposures	(2,787)	(683)
Net increase (decrease) in repo-style transaction exposures	(384)	440
Net increase (decrease) in OTC derivatives exposures	535	(1,082)
Net increase (decrease) in all other(1)	1,176	(2,543)
Net increase (decrease) in credit risk-weighted assets	(1,668)	(924)
Net increase (decrease) in credit valuation adjustment	502	(47)
Net increase (decrease) in market risk-weighted assets	343	(417)
Net increase (decrease) in operational risk-weighted assets	169	1,243
Total risk-weighted assets, end of period	$98,502	$99,156

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of June 30, 2018, total advanced approaches risk-weighted assets decreased $654 million compared to December 31, 2017, primarily due to lower credit risk, partially offset by increases in the credit valuation adjustment, market risk and operational risk. The decrease in credit risk was primarily due to the sale of $16 billion of non-HQLA assets within the investment portfolio in the first six months of 2018, partially offset by increases in other exposures and the FX derivative portfolio due to higher mark to market, volumes and counterparty mix shift from banks to corporates. The increase in credit valuation adjustment was primarily due to strengthening of the US dollar resulting in a higher mark to market in our FX derivative portfolio and a counterparty mix shift from banks to corporates. The increase in market risk was primarily due to higher interest rate risk over the first six months of 2018, leading to higher average stressed VaR measures. Operational risk increased due to changes in the average five-year internal loss frequency.

The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the six months ended June 30, 2018 and year ended December 31, 2017.

TABLE 37: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	June 30, 2018	December 31, 2017
Total estimated risk-weighted assets, beginning of period(1)	$102,683	$99,876
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(1,986)	1,729
Net increase (decrease) in loans and leases	1,460	2,589
Net increase (decrease) in securitization exposures	(2,787)	(690)
Net increase (decrease) in repo-style transaction exposures	337	2,058
Net increase (decrease) in OTC derivatives exposures	5,420	(1,709)
Net increase (decrease) in all other(2)	2,270	(753)
Net increase (decrease) in credit risk-weighted assets	4,714	3,224
Net increase (decrease) in market risk-weighted assets	343	(417)
Total risk-weighted assets, end of period	$107,740	$102,683

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of June 30, 2018, total standardized approach risk-weighted assets increased compared to December 31, 2017, primarily the result of an increase in credit risk. The main drivers of the credit risk change were an increase in the FX derivative portfolio due to higher mark to market, volumes and counterparty mix shift from banks to corporates which have a higher prescribed risk weight under the standardized approach, an increase in overdrafts and an increase in other exposures. These increases were partially offset by the sale of $16 billion of non-HQLA assets within the investment portfolio in the first six months of 2018.
The regulatory capital ratios as of June 30, 2018, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of June 30, 2018, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. The SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ PCA framework and (ii) we maintain an SLR of at least 5% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures.

TABLE 38: SUPPLEMENTARY LEVERAGE RATIO
(In millions)	June 30, 2018
State Street:
Tier 1 capital	$15,419

On-and off-balance sheet leverage exposure	257,354
Less: regulatory deductions	(7,194)
Total assets for SLR	$250,160
Supplementary leverage ratio	6.2%

State Street Bank:
Tier 1 capital	$16,795

On-and off-balance sheet leverage exposure	254,588
Less: regulatory deductions	(6,755)
Total assets for SLR	$247,833
Supplementary leverage ratio	6.8%

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2018:

TABLE 39: PREFERRED STOCK ISSUED AND OUTSTANDING
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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS
	Three Months Ended June 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Total			$36			$36

	Six Months Ended June 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Total			$91			$91

(1) Dividends were paid in June 2018.

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In July 2018, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,388, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in September 2018.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). In June 2018, the Federal Reserve issued a conditional non-objection to our capital plan submitted as part of the 2018 CCAR submission; and in connection with such capital plan our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program).  In connection with our proposed acquisition of Charles River Development, we did not purchase any common stock during the quarter ended June 30, 2018 under the 2017 Program and we do not intend to purchase any common stock during the third and fourth quarters of 2018 under the 2018 Program. We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.
The table below presents the activity under the 2017 Program during the period indicated:

TABLE 41: SHARES REPURCHASED
	Six Months Ended June 30, 2018(1)
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

(1) There were no shares repurchased in the second quarter of 2018.
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2018		2017
Common Stock	$0.42	$153	$0.38	$142

	Six Months Ended June 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2018		2017
Common Stock	$0.84	$307	$0.76	$286
On July 19, 2018, we declared a common stock dividend for the third quarter of 2018 in the amount of

$0.47 per share, representing an increase of 12% from the common stock dividend of $0.42 per share declared in the second quarter of 2018.
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 48 and 49 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 169 to 171 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $396.80 billion as of June 30, 2018, compared to $381.82 billion as of December 31, 2017. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $416.08 billion and $400.83 billion as collateral for indemnified securities on loan as of June 30, 2018 and December 31, 2017, respectively.

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $416.08 billion and $400.83 billion, referenced above, $59.39 billion and $61.27 billion was invested in indemnified repurchase agreements as of June 30, 2018 and December 31, 2017, respectively. We or our agents held $63.02 billion and $65.27 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2018 and December 31, 2017, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 47

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under Financial Condition - Market Risk Management in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk refer to pages 94 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2018, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
We have established and maintain internal controls over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Fee revenue:
Servicing fees	$1,381	$1,339	$2,802	$2,635
Management fees	465	397	937	779
Trading services	315	289	619	564
Securities finance	154	179	295	312
Processing fees and other	43	31	83	143
Total fee revenue	2,358	2,235	4,736	4,433
Net interest income:
Interest income	907	700	1,764	1,350
Interest expense	248	125	462	265
Net interest income	659	575	1,302	1,085
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	9	—	8	(40)
Losses from other-than-temporary impairment	—	—	(1)	—
Gains (losses) related to investment securities, net	9	—	7	(40)
Total revenue	3,026	2,810	6,045	5,478
Provision for loan losses	2	3	2	1
Expenses:
Compensation and employee benefits	1,125	1,071	2,374	2,237
Information systems and communications	321	283	636	570
Transaction processing services	246	207	488	404
Occupancy	124	116	244	226
Acquisition and restructuring costs	—	71	—	100
Professional services	89	97	168	191
Amortization of other intangible assets	48	54	98	106
Other	206	132	407	283
Total expenses	2,159	2,031	4,415	4,117
Income before income tax expense (benefit)	865	776	1,628	1,360
Income tax expense (benefit)	131	156	233	238
Net income	$734	$620	$1,395	$1,122
Net income available to common shareholders	$698	$584	$1,303	$1,030
Earnings per common share:
Basic	$1.91	$1.56	$3.55	$2.72
Diluted	1.88	1.53	3.51	2.69
Average common shares outstanding (in thousands):
Basic	365,619	375,395	366,524	378,293
Diluted	370,410	380,915	371,415	383,489
Cash dividends declared per common share	$.42	$.38	$.84	$.76
The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2018	2017
Net income	$734	$620
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($114) and ($110), respectively	(338)	435
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($20) and $177, respectively	(122)	271
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $1 and zero, respectively	5	3
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and zero, respectively	(1)	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $9 and ($113), respectively	40	(177)
Net unrealized gains (losses) on retirement plans, net of related taxes of zero and ($1), respectively	2	2
Other comprehensive income (loss)	(414)	535
Total comprehensive income	$320	$1,155

	Six Months Ended June 30,
(In millions)	2018	2017
Net income	$1,395	$1,122
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($62) and $13, respectively	(187)	526
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($136) and $308, respectively	(257)	472
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $22 and $5, respectively	9	9
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3 and $1, respectively	(1)	2
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($10) and ($164), respectively	(57)	(247)
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $2, respectively	14	8
Other comprehensive income (loss)	(479)	770
Total comprehensive income	$916	$1,892

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	June 30, 2018	December 31, 2017
Assets:	(Unaudited)
Cash and due from banks	$3,886	$2,107
Interest-bearing deposits with banks	76,366	67,227
Securities purchased under resale agreements	3,583	3,241
Trading account assets	1,160	1,093
Investment securities available-for-sale	47,348	57,121
Investment securities held-to-maturity (fair value of $38,805 and $40,255)	39,594	40,458
Loans and leases (less allowance for losses of $55 and $54)	24,069	23,240
Premises and equipment (net of accumulated depreciation of $3,999 and $3,881)	2,189	2,186
Accrued interest and fees receivable	3,086	3,099
Goodwill	5,973	6,022
Other intangible assets	1,500	1,613
Other assets	39,554	31,018
Total assets	$248,308	$238,425
Liabilities:
Deposits:
Non-interest-bearing	$52,316	$47,175
Interest-bearing—U.S.	57,407	50,139
Interest-bearing—non-U.S.	76,940	87,582
Total deposits	186,663	184,896
Securities sold under repurchase agreements	3,088	2,842
Other short-term borrowings	1,103	1,144
Accrued expenses and other liabilities	24,496	15,606
Long-term debt	10,387	11,620
Total liabilities	225,737	216,108
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,820	9,799
Retained earnings	19,856	18,856
Accumulated other comprehensive income (loss)	(1,488)	(1,009)
Treasury stock, at cost (138,052,038 and 136,229,784 shares)	(9,317)	(9,029)
Total shareholders’ equity	22,571	22,317
Total liabilities and shareholders' equity	$248,308	$238,425

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					1,122				1,122
Other comprehensive income (loss)						770			770
Cash dividends declared:
Common stock - $0.76 per share					(286)				(286)
Preferred stock					(91)				(91)
Common stock acquired							9,383	(750)	(750)
Common stock awards vested				21			(1,551)	65	86
Other					(2)				(2)
Balance as of June 30, 2017	$3,196	503,880	$504	$9,803	$18,202	$(1,270)	129,773	$(8,367)	$22,068
Balance as of December 31, 2017	$3,196	503,880	$504	$9,799	$18,856	$(1,009)	136,230	$(9,029)	$22,317
Net income					1,395				1,395
Other comprehensive income (loss)						(479)			(479)
Cash dividends declared:
Common stock - $0.84 per share					(307)				(307)
Preferred stock					(91)				(91)
Common stock acquired							3,324	(350)	(350)
Common stock awards vested				21			(1,498)	62	83
Other					3		(4)		3
Balance as of June 30, 2018	$3,196	503,880	$504	$9,820	$19,856	$(1,488)	138,052	$(9,317)	$22,571

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2018	2017
Operating Activities:
Net income	$1,395	$1,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(93)	(56)
Amortization of other intangible assets	98	106
Other non-cash adjustments for depreciation, amortization and accretion, net	489	415
(Gains) losses related to investment securities, net	(7)	40
Change in trading account assets, net	(67)	128
Change in accrued interest and fees receivable, net	13	(161)
Change in collateral deposits, net	3,159	(1,047)
Change in unrealized losses on foreign exchange derivatives, net	(2,956)	3,578
Change in other assets, net	(276)	(1,787)
Change in accrued expenses and other liabilities, net	1,379	1,354
Other, net	268	307
Net cash provided by operating activities	3,402	3,999
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(9,139)	7,318
Net (increase) in securities purchased under resale agreements	(342)	(1,216)
Proceeds from sales of available-for-sale securities	15,687	4,354
Proceeds from maturities of available-for-sale securities	8,009	15,178
Purchases of available-for-sale securities	(15,459)	(14,880)
Proceeds from maturities of held-to-maturity securities	2,863	1,621
Purchases of held-to-maturity securities	(2,102)	(2,636)
Net (increase) in loans and leases	(819)	(4,587)
Purchases of equity investments and other long-term assets	(173)	(19)
Purchases of premises and equipment, net	(285)	(325)
Proceeds from sale of joint venture investment	—	172
Other, net	28	36
Net cash (used in) provided by investing activities	(1,732)	5,016
Financing Activities:
Net increase (decrease) in time deposits	2,727	(17,067)
Net (decrease) increase in all other deposits	(960)	11,320
Net increase (decrease) in other short-term borrowings	205	(664)
Proceeds from issuance of long-term debt, net of issuance costs	—	747
Payments for long-term debt and obligations under capital leases	(1,024)	(471)
Purchases of common stock	(350)	(592)
Repurchases of common stock for employee tax withholding	(90)	(76)
Payments for cash dividends	(399)	(379)
Other, net	—	9
Net cash provided by (used in) financing activities	109	(7,173)
Net increase	1,779	1,842
Cash and due from banks at beginning of period	2,107	1,314
Cash and due from banks at end of period	$3,886	$3,156

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
The accompanying Consolidated Financial Statements should be read in conjunction with the financial and risk factor information included in our 2017 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2017 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard replaces the existing incurred loss impairment guidance and requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available-for-sale securities, and credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application.
January 1, 2020, early adoption permitted
We are currently assessing the impact of the standard on our consolidated financial statements, and a significant implementation project is in place to ensure that expected credit losses are calculated in accordance with the standard.  We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and are currently developing key accounting policies, assessing existing credit loss models against the new guidance and processes and identifying a complete set of data requirements and sources.  We continue to develop and test new and modified credit loss models and based on our analysis to date, we expect the timing of the allowance for credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses which will be impacted by the Company's portfolio and the macroeconomic factors on the date of adoption.

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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard provides an election to reclassify the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings.

		January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.

State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The standard provides companies with a single model for recognizing revenue from contracts with customers. The core principle requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. We used the modified retrospective method of transition, which requires the impact of applying the standard on prior periods to be reflected in opening retained earnings upon adoption. The adoption of the standard does not have a material impact on the timing of recognition of revenue in our consolidated statement of income, or our consolidated statement of position, and therefore no adjustment has been made to retained earnings. However, due to the updated principal and agent guidance in the standard, certain costs we pay to third parties on behalf of our clients previously reported in our consolidated statement of income on a net basis, primarily against the related management fee revenue, and trading services revenue are now reported on a gross basis as expenses.
For the six months ended June 30, 2018, both revenues and expenses increased by approximately $135 million, primarily due to the updated principal and agent guidance. The revenue impact was approximately $90 million in management fees, $35 million in trading services, and $10 million across other revenue line items, and the expense impact was approximately $30 million in transaction processing, $90 million in other expenses, and $15 million in information systems and communication. Adoption of the standard had no impact on cash from or used in operating, financing, or investing activities on our consolidated statements of cash flows.
We adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. Under the new standard, all equity securities will be measured at fair value through earnings with certain exceptions, including investments accounted for under the equity method of accounting or where the fair market value of an equity security is not readily available. Upon adoption of the standard on January 1, 2018, we reclassified approximately $397 million of money market funds and $46 million of equity securities held at fair value through profit and loss in other assets. The cumulative-effect transition adjustment recognized in retained earnings on January 1, 2018, and the change in fair value recognized through profit and loss for the period ended June 30, 2018, were immaterial to the financial statements.
Note 2.    Fair Value
Fair Value Measurements
We carry trading account assets and liabilities, AFS debt securities, certain equity securities and various types of derivative financial instruments, at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 131 to 138 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the six months ended June 30, 2018, no assets or liabilities were transferred between levels 1 and 2. Approximately $9 million of assets were transferred between levels 1 and 2 during the year ended December 31, 2017.

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2018
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	374	135	—		509
Other	79	533	—		612
Total trading account assets	492	668	—		1,160
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	—	—		11
Mortgage-backed securities	—	15,893	—		15,893
Total U.S. Treasury and federal agencies	11	15,893	—		15,904
Asset-backed securities:
Student loans	—	1,567	—		1,567
Credit cards	—	617	—		617
CLOs	—	—	851		851
Total asset-backed securities	—	2,184	851		3,035
Non-U.S. debt securities:
Mortgage-backed securities	—	2,615	—		2,615
Asset-backed securities	—	1,183	474		1,657
Government securities	—	13,072	—		13,072
Other(2)	—	4,283	169		4,452
Total non-U.S. debt securities	—	21,153	643		21,796
State and political subdivisions	—	4,228	—		4,228
Collateralized mortgage obligations	—	319	—		319
Other U.S. debt securities	—	2,066	—		2,066
Total AFS investment securities	11	45,843	1,494		47,348
Other assets:
Derivative instruments:
Foreign exchange contracts	—	17,373	7	(11,231)	6,149
Other derivative contracts	2	—	—	—	2
Total derivative instruments	2	17,373	7	(11,231)	6,151
Other	—	449	—	—	449
Total assets carried at fair value	$505	$64,333	$1,501	$(11,231)	$55,108
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	70	—	—	—	70
Derivative instruments:
Foreign exchange contracts	—	17,552	6	(12,608)	4,950
Interest-rate contracts	4	102	—	—	106
Other derivative contracts	2	268	—	—	270
Total derivative instruments	6	17,922	6	(12,608)	5,326
Total liabilities carried at fair value	$76	$17,922	$6	$(12,608)	$5,396

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1,557 million and $2,934 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of June 30, 2018, the fair value of other non-U.S. debt securities was primarily composed of $1,959 million of covered bonds and $1,735 million of corporate bonds.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	389	93	—		482
Other	44	528	—		572
Total trading account assets	472	621	—		1,093
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	212	—		223
Mortgage-backed securities	—	10,872	—		10,872
Total U.S. Treasury and federal agencies	11	11,084	—		11,095
Asset-backed securities:
Student loans	—	3,358	—		3,358
Credit cards	—	1,542	—		1,542
CLOs	—	89	1,358		1,447
Total asset-backed securities	—	4,989	1,358		6,347
Non-U.S. debt securities:
Mortgage-backed securities	—	6,576	119		6,695
Asset-backed securities	—	2,545	402		2,947
Government securities	—	10,721	—		10,721
Other(2)	—	5,904	204		6,108
Total non-U.S. debt securities	—	25,746	725		26,471
State and political subdivisions	—	9,108	43		9,151
Collateralized mortgage obligations	—	1,054	—		1,054
Other U.S. debt securities	—	2,560	—		2,560
U.S. equity securities	—	46	—		46
U.S. money-market mutual funds	—	397	—		397
Total AFS investment securities	11	54,984	2,126		57,121
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	11,596	1	(7,593)	4,004
Interest-rate contracts	8	—	—	—	8
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	11,596	1	(7,593)	4,013
Total assets carried at fair value	$492	$67,201	$2,127	$(7,593)	$62,227
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	39	—	—	—	39
Derivative instruments:
Foreign exchange contracts	—	11,467	1	(5,970)	5,498
Interest-rate contracts	—	100	—	—	100
Other derivative contracts	1	283	—	—	284
Total derivative instruments	1	11,850	1	(5,970)	5,882
Total liabilities carried at fair value	$40	$11,850	$1	$(5,970)	$5,921

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $2,045 million and $422 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,537 million of covered bonds and $1,885 million of corporate bonds.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and six months ended June 30, 2018 and 2017, respectively, including total realized and unrealized gains and losses. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and six months ended June 30, 2018 and 2017, transfers into level 3 were mainly related to certain ABS, including non-U.S. debt securities. During the three and six months ended June 30, 2018 and 2017, transfers out of level 3 were mainly related to certain MBS and ABS, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2018
	Fair Value as of March 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Fair Value as of June 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
CLOs	$826	$1	$(2)	$—	$—	$26	$851
Total asset-backed securities	826	1	(2)	—	—	26	851
Non-U.S. debt securities:
Asset-backed securities	272	—	—	269	—	(67)	474
Other	178	—	—	—	—	(9)	169
Total non-U.S. debt securities	450	—	—	269	—	(76)	643
State and political subdivisions	37	—	—	—	(37)	—	—
Total AFS investment securities	1,313	1	(2)	269	(37)	(50)	1,494
Other assets:
Derivative instruments:
Foreign exchange contracts	3	3	—	4	—	(3)	7	$2
Total derivative instruments	3	3	—	4	—	(3)	7	2
Total assets carried at fair value	$1,316	$4	$(2)	$273	$(37)	$(53)	$1,501	$2

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
CLOs	$1,358	$2	$(3)	$318	$(636)	$21	$—	$(209)	$851
Total asset-backed securities	1,358	2	(3)	318	(636)	21	—	(209)	851
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	(1)	380	(311)	(64)	68	—	474
Other	204	—	—	—	—	(35)	—	—	169
Total non-U.S. debt securities	725	—	(1)	380	(311)	(99)	68	(119)	643
State and political subdivisions	43	—	—	(1)	(37)	—	—	(5)	—
Total AFS investment securities	2,126	2	(4)	697	(984)	(78)	68	(333)	1,494
Other assets:
Derivative instruments:
Foreign exchange contracts	1	1	—	5	—	—	—	—	7	$2
Total derivative instruments	1	1	—	5	—	—	—	—	7	2
Total assets carried at fair value	$2,127	$3	$(4)	$702	$(984)	$(78)	$68	$(333)	$1,501	$2

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2017
	Fair Value as of March 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$99	$—	$—	$—	$—	$—	$(99)	$—
CLOs	771	1	(1)	199	(120)	101	—	951
Total asset-backed securities	870	1	(1)	199	(120)	101	(99)	951
Non-U.S. debt securities:
Asset-backed securities	59	1	(1)	—	(16)	51	(31)	63
Other	256	—	—	—	18	—	—	274
Total non-U.S. debt securities	315	1	(1)	—	2	51	(31)	337
State and political subdivisions	39	—	—	—	(1)	—	—	38
Collateralized mortgage obligations	39	—	—	—	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	19
Total AFS investment securities	1,263	2	(2)	218	(119)	152	(169)	1,345
Other assets:
Derivative instruments:
Foreign exchange contracts	2	1	—	2	—	—	—	5	$2
Total derivative instruments	2	1	—	2	—	—	—	5	2
Total assets carried at fair value	$1,265	$3	$(2)	$220	$(119)	$152	$(169)	$1,350	$2

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$97	$—	$2	$—	$—	$—	$(99)	$—
CLOs	905	2	(1)	354	(410)	101	—	951
Total asset-backed securities	1,002	2	1	354	(410)	101	(99)	951
Non-U.S. debt securities:
Asset-backed securities	32	1	(1)	31	(20)	51	(31)	63
Other	248	—	—	5	21	—	—	274
Total non-U.S. debt securities	280	1	(1)	36	1	51	(31)	337
State and political subdivisions	39	—	—	—	(1)	—	—	38
Collateralized mortgage obligations	16	—	—	23	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	19
Total AFS investment securities	1,337	3	—	432	(410)	152	(169)	1,345
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(6)	—	7	(4)	—	—	5	$2
Total derivative instruments	8	(6)	—	7	(4)	—	—	5	2
Total assets carried at fair value	$1,345	$(3)	$—	$439	$(414)	$152	$(169)	$1,350	$2

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2018	As of December 31, 2017	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2018	As of December 31, 2017
Significant unobservable inputs readily available to State Street:
Assets:
Derivative instruments, foreign exchange contracts	$7	$1	Option model	Volatility	8.4%	7.2%
Total	$7	$1
Liabilities:
Derivative instruments, foreign exchange contracts	$6	$1	Option model	Volatility	8.3%	7.2%
Total	$6	$1

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

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2018
Financial Assets:
Cash and due from banks	$3,886	$3,886	$3,886	$—	$—
Interest-bearing deposits with banks	76,366	76,366	—	76,366	—
Securities purchased under resale agreements	3,583	3,583	—	3,583	—
Investment securities held-to-maturity	39,594	38,805	15,639	23,043	123
Net loans (excluding leases)(1)	23,638	23,613	—	23,571	42
Other(2)	7,000	7,000	—	7,000	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$52,316	$52,316	$—	$52,316	$—
Interest-bearing - U.S.	57,407	57,407	—	57,407	—
Interest-bearing - non-U.S.	76,940	76,940	—	76,940	—
Securities sold under repurchase agreements	3,088	3,088	—	3,088	—
Other short-term borrowings	1,103	1,103	—	1,103	—
Long-term debt	10,387	10,597	—	10,346	251
Other(2)	7,000	7,000	—	7,000	—

(1) Includes $22 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of June 30, 2018.
(2) Represents a portion of underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.

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
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent.
As described in Note 1, upon adoption of ASU 2016-01 we reclassified approximately $397 million of money market funds and $46 million of equity securities to other assets, where they are held at fair value with changes to fair value recorded through our consolidated statement of income.
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
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in trading services revenue in our consolidated statement of income. AFS securities are carried at fair value, and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$—	$—	$11	$222	$2	$1	$223
Mortgage-backed securities	16,158	22	287	15,893	10,975	26	129	10,872
Total U.S. Treasury and federal agencies	16,169	22	287	15,904	11,197	28	130	11,095
Asset-backed securities:
Student loans(1)	1,546	22	1	1,567	3,325	37	4	3,358
Credit cards	639	1	23	617	1,565	2	25	1,542
CLOs	848	4	1	851	1,440	7	—	1,447
Total asset-backed securities	3,033	27	25	3,035	6,330	46	29	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,609	8	2	2,615	6,664	36	5	6,695
Asset-backed securities	1,655	2	—	1,657	2,942	5	—	2,947
Government securities	13,089	31	48	13,072	10,754	16	49	10,721
Other(2)	4,449	19	16	4,452	6,076	38	6	6,108
Total non-U.S. debt securities	21,802	60	66	21,796	26,436	95	60	26,471
State and political subdivisions(3)	4,127	114	13	4,228	8,929	245	23	9,151
Collateralized mortgage obligations	325	—	6	319	1,060	3	9	1,054
Other U.S. debt securities	2,104	5	43	2,066	2,563	12	15	2,560
U.S. equity securities(4)	—	—	—	—	40	8	2	46
U.S. money-market mutual funds(4)	—	—	—	—	397	—	—	397
Total	$47,560	$228	$440	$47,348	$56,952	$437	$268	$57,121
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$15,992	$—	$292	$15,700	$17,028	$—	$143	$16,885
Mortgage-backed securities	17,443	1	652	16,792	16,651	22	225	16,448
Total U.S. Treasury and federal agencies	33,435	1	944	32,492	33,679	22	368	33,333
Asset-backed securities:
Student loans(1)	2,892	44	8	2,928	3,047	32	9	3,070
Credit cards	710	1	—	711	798	2	—	800
Other	1	—	—	1	1	—	—	1
Total asset-backed securities	3,603	45	8	3,640	3,846	34	9	3,871
Non-U.S. debt securities:
Mortgage-backed securities	727	82	5	804	939	82	6	1,015
Asset-backed securities	231	—	—	231	263	1	—	264
Government securities	404	2	—	406	474	2	—	476
Other	47	—	—	47	48	—	—	48
Total non-U.S. debt securities	1,409	84	5	1,488	1,724	85	6	1,803
Collateralized mortgage obligations	1,147	45	7	1,185	1,209	45	6	1,248
Total	$39,594	$175	$964	$38,805	$40,458	$186	$389	$40,255

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of June 30, 2018 and December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $1,959 million and $3,537 million, respectively, of covered bonds and $1,735 million and $1,885 million, respectively, of corporate bonds.
(3) As of June 30, 2018 and December 31, 2017, the fair value of State and Political subdivisions includes securities in trusts of $1,207 million and $1,247 million, respectively. Additional information about these trusts is provided in Note 11 to the consolidated financial statements in this Form 10-Q.
(4) During the first quarter of 2018, we adopted ASU 2016-01. For additional information see Note 1.

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $33 billion and $48 billion as of June 30, 2018 and December 31, 2017, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

In the six months ended June 30, 2018, we sold approximately $16 billion of AFS, primarily asset-backed securities, municipal bonds and covered bonds, resulting in a net pre-tax gain of approximately $8 million.

The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$7,776	$136	$3,030	$151	$10,806	$287
Total U.S. Treasury and federal agencies	7,776	136	3,030	151	10,806	287
Asset-backed securities:
Student loans	309	1	192	—	501	1
Credit cards	491	23	—	—	491	23
CLOs	326	1	—	—	326	1
Total asset-backed securities	1,126	25	192	—	1,318	25
Non-U.S. debt securities:
Mortgage-backed securities	756	2	63	—	819	2
Government securities	6,216	48	—	—	6,216	48
Other	1,254	15	56	1	1,310	16
Total non-U.S. debt securities	8,226	65	119	1	8,345	66
State and political subdivisions	563	7	233	6	796	13
Collateralized mortgage obligations	232	4	70	2	302	6
Other U.S. debt securities	1,382	36	113	7	1,495	43
Total	$19,305	$273	$3,757	$167	$23,062	$440
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$12,528	$246	$3,172	$46	$15,700	$292
Mortgage-backed securities	11,090	320	5,606	332	16,696	652
Total U.S. Treasury and federal agencies	23,618	566	8,778	378	32,396	944
Asset-backed securities:
Student loans	99	1	559	7	658	8
Total asset-backed securities	99	1	559	7	658	8
Non-U.S. debt securities:
Mortgage-backed securities	93	1	133	4	226	5
Total non-U.S. debt securities	93	1	133	4	226	5
Collateralized mortgage obligations	2	—	238	7	240	7
Total	$23,812	$568	$9,708	$396	$33,520	$964

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

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of June 30, 2018. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

June 30, 2018	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$—	$—	$—	$11
Mortgage-backed securities	105	621	2,708	12,459	15,893
Total U.S. Treasury and federal agencies	116	621	2,708	12,459	15,904
Asset-backed securities:
Student loans	56	366	457	688	1,567
Credit cards	—	491	126	—	617
CLOs	100	589	142	20	851
Total asset-backed securities	156	1,446	725	708	3,035
Non-U.S. debt securities:
Mortgage-backed securities	223	1,807	195	390	2,615
Asset-backed securities	155	712	650	140	1,657
Government securities	2,279	4,422	6,103	268	13,072
Other	1,232	2,478	705	37	4,452
Total non-U.S. debt securities	3,889	9,419	7,653	835	21,796
State and political subdivisions	406	1,284	1,786	752	4,228
Collateralized mortgage obligations	—	16	—	303	319
Other U.S. debt securities	76	1,281	709	—	2,066
Total	$4,643	$14,067	$13,581	$15,057	$47,348
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,205	$12,725	$13	$49	$15,992
Mortgage-backed securities	10	185	1,467	15,781	17,443
Total U.S. Treasury and federal agencies	3,215	12,910	1,480	15,830	33,435
Asset-backed securities:
Student loans	32	276	226	2,358	2,892
Credit cards	173	537	—	—	710
Other	—	—	—	1	1
Total asset-backed securities	205	813	226	2,359	3,603
Non-U.S. debt securities:
Mortgage-backed securities	94	140	21	472	727
Asset-backed securities	—	231	—	—	231
Government securities	287	117	—	—	404
Other	47	—	—	—	47
Total non-U.S. debt securities	428	488	21	472	1,409
Collateralized mortgage obligations	5	418	49	675	1,147
Total	$3,853	$14,629	$1,776	$19,336	$39,594

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Six Months Ended June 30,
(In millions)	2018	2017
Balance, beginning of period	$64	$66
Additions:
Losses for which OTTI was previously recognized	1	—
Deductions:
Previously recognized losses related to securities sold or matured	—	(2)
Balance, end of period	$65	$64
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
Impairment
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 144 to146 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
We recorded approximately $1 million of OTTI in both the three and six months ended June 30, 2018, and less than $1 million of OTTI in both of the same periods in 2017, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1,404 million related to 1,118 securities as of June 30, 2018 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans and leases into three segments: commercial and financial loans, commercial real estate loans and lease financing. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 147 to 149 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2018	December 31, 2017
Domestic:
Commercial and financial:
Loans to investment funds	$13,359	$13,618
Senior secured bank loans	3,053	2,923
Loans to municipalities	1,773	2,105
Other	42	50
Commercial real estate	285	98
Lease financing	78	267
Total domestic	18,590	19,061
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,535	3,213
Senior secured bank loans	646	624
Lease financing	353	396
Total non-U.S.	5,534	4,233
Total loans and leases	24,124	23,294
Allowance for loan and lease losses	(55)	(54)
Loans and leases, net of allowance	$24,069	$23,240
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2018 and December 31, 2017, the loans pledged as collateral totaled $5.2 billion and $1.9 billion, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

June 30, 2018	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$18,182	$285	$430	$18,897
Speculative(2)	5,227	—	—	5,227
Total(4)	$23,409	$285	$430	$24,124

December 31, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,866	$98	$663	$18,627
Speculative(2)	4,638	—	—	4,638
Special mention(3)	29	—	—	29
Total(4)	$22,533	$98	$663	$23,294

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
(3) Special mention loans and leases consist of counterparties with potential weakness that, if uncorrected, may result in deterioration of repayment prospects.
(4) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of June 30, 2018 and December 31, 2017, there were no indicators of impairment.
As of June 30, 2018 and December 31, 2017, we had no impaired loans and leases, no loans or leases on non-accrual status and no loans or leases 90 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the six months ended June 30, 2018 and the year ended December 31, 2017.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,
(In millions)	2018	2017
Allowance for loan and lease losses(1):
Beginning balance	$54	$51
Provision for loan and lease losses	2	3
Charge-offs	(1)	—
Ending balance	$55	$54

	Six Months Ended June 30,
(In millions)	2018	2017
Allowance for loan and lease losses(1):
Beginning balance	$54	$53
Provision for loan and lease losses	2	1
Charge-offs	(1)	—
Ending balance	$55	$54

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

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2016	$5,550	$264	$5,814
Acquisitions	17	—	17
Divestitures and other reductions	(9)	—	(9)
Foreign currency translation	194	6	200
Ending balance December 31, 2017	5,752	270	6,022
Foreign currency translation	(47)	(2)	(49)
Ending balance June 30, 2018	$5,705	$268	$5,973
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2016	$1,539	$211	$1,750
Acquisitions	16	—	16
Divestitures	(11)	—	(11)
Amortization	(183)	(31)	(214)
Foreign currency translation and other, net	71	1	72
Ending balance December 31, 2017	1,432	181	1,613
Amortization	(83)	(15)	(98)
Foreign currency translation and other, net	(15)	—	(15)
Ending balance June 30, 2018	$1,334	$166	$1,500

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2018			December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,633	$(1,521)	$1,112	$2,669	$(1,470)	$1,199
Core deposits	681	(335)	346	686	(320)	366
Other	136	(94)	42	142	(94)	48
Total	$3,450	$(1,950)	$1,500	$3,497	$(1,884)	$1,613

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2018	December 31, 2017
Securities borrowed(1)	$22,789	$19,404
Derivative instruments, net	6,151	4,013
Bank-owned life insurance	3,285	3,242
Investments in joint ventures and other unconsolidated entities(2)	2,791	2,259
Collateral, net	2,263	473
Receivable for securities settlement	813	188
Prepaid expenses	425	364
Accounts receivable	339	348
Deposits with clearing organizations	131	120
Deferred tax assets, net of valuation allowance(3)	109	113
Income taxes receivable	44	97
Other(4)	414	397
Total	$39,554	$31,018

(1) Refer to Note 8 for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes certain equity securities held at fair value through profit and loss that were transferred from AFS as part of our adoption of ASU 2016-01. Refer to Note 1 for further information on this new accounting standard.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes amounts held in escrow accounts at third parties related to the negotiated settlements in the transition management legal matter presented in Note 10.
Note 7.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange options and interest-rate contracts. For information on our derivative instruments, including the related accounting policies, refer to pages 153 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2018 and December 31, 2017, we had recorded approximately $3.23 billion and $2.55 billion, respectively, of cash collateral received from counterparties and approximately $5.06 billion and $869 million, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of June 30, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2018 totaled approximately $2.27 billion, against which we provided $85 million in underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of June 30, 2018 was approximately $2.19 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our NII. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. For additional information on derivatives not designated as hedging instruments, refer to pages 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Derivatives Designated as Hedging Instruments
In connection with our asset and liability management activities, we use derivative financial instruments to manage our interest rate risk and foreign currency risk. Interest rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to which our assets and liabilities are exposed. We manage our interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps. Interest rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges. For additional information on derivatives designated as hedging instruments, refer to pages 155 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 3.6 years as of June 30, 2018, compared to 4.6 years as of December 31, 2017.
We have entered into interest rate swap agreements to modify our interest expense on eight senior notes and one subordinated note from fixed rates to floating rates. The senior and subordinated notes are hedged with interest rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that effectively hedge the fixed-rate notes. The table below summarizes the maturities and the fixed interest rates paid for the hedged senior and subordinated notes:

June 30, 2018
Maturity	Fixed Interest Rate Paid
Senior Notes
2020	2.55%
2021	4.38
2021	1.95
2022	2.65
2023	3.70
2024	3.30
2025	3.55
2026	2.65
Subordinated Notes
2023	3.10

As of January 1, 2018, we prospectively changed the presentation of gains (losses) on hedging instruments and hedge items designated as fair value hedges of interest rate risk, and any resulting hedge ineffectiveness, from processing fees and other revenue to NII. The change was made prospectively and prior periods have not been adjusted.
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
We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of June 30, 2018, the maximum maturity date of the underlying loans is approximately 4 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$5,906	$2,392
Foreign exchange contracts:
Forward, swap and spot	2,224,255	1,679,976
Options purchased	752	350
Options written	419	302
Futures	10	50
Commodity and equity contracts:
Commodity(1)	53	16
Equity(1)	68	50
Other:
Stable value contracts	26,252	26,653
Deferred value awards(2)	558	473
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	11,316	11,047
Foreign exchange contracts:
Forward and swap	3,996	28,913

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 11.
(2) Represents grants of deferred value awards to employees; refer to refer to pages 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K

.

In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	June 30, 2018
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,223	$—	$1,223
Long-term debt(1)	8,493	—	8,493
Floating-rate loans	—	1,600	1,600
Total	$9,716	$1,600	$11,316

	December 31, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,254	$—	$1,254
Long-term debt(1)	8,493	—	8,493
Floating rate loans	—	1,300	1,300
Total	$9,747	$1,300	$11,047

(1) As of June 30, 2018, these fair value hedges decreased the carrying value of LTD presented in our consolidated statement of condition by $301 million. As of December 31, 2017, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $87 million.

The following table presents the contractual and weighted average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.52%	3.66%	3.34%	2.61%

	Six Months Ended June 30,
	2018		2017
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.61%	3.51%	3.37%	2.58%

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

	Derivative Assets(1)
	Fair Value
(In millions)	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,332	$11,477
Other derivative contracts	2	1
Total	$17,334	$11,478

Derivatives designated as hedging instruments:
Foreign exchange contracts	$48	$120
Interest-rate contracts	—	8
Total	$48	$128

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,470	$11,361
Other derivative contracts	270	284
Total	$17,740	$11,645

Derivatives designated as hedging instruments:
Foreign exchange contracts	$88	$107
Interest-rate contracts	106	100
Total	$194	$207

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$195	$170	$379	$333
Foreign exchange contracts	Processing fees and other revenue(1)	—	(9)	—	(2)
Foreign exchange contracts	Interest expense(1)	—	—	(15)	—
Interest-rate contracts	Trading services revenue	(2)	8	(4)	9
Other derivative contracts	Trading services revenue	(1)	—	—	—
Other derivative contracts	Compensation and employee benefits	(42)	(29)	(106)	(95)
Total		$150	$140	$254	$245
(1) The first six months of 2018 includes approximately $15 million of swap costs related to the first quarter of 2018 that were reclassified from Processing fees and other revenues to NII.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Amount of Gain (Loss) on Derivatives Recognized in Consolidated Statement of Income
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(In millions)	2018	2017		2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(8)	$(1)	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	57	14	Net interest income	—	—	Net interest income	7	7
	$49	$13		$—	$—		$7	$7
Derivatives designated as net investment hedges:
Foreign exchange contracts	71	(87)	Gains (Losses) related to investment securities, net	—	—	Gains (Losses) related to investment securities, net	—	—
Total	$71	$(87)	Total	$—	$—	Total	$—	$—

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Amount of Gain (Loss) on Derivatives Recognized in Consolidated Statement of Income
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017		2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(29)	$(1)	Net interest income	$—	$—	Net interest income	$1	$—
Foreign exchange contracts	(38)	(92)	Net interest income	—	—	Net interest income	14	13
	$(67)	$(93)		$—	$—		$15	$13
Derivatives designated as net investment hedges:
Foreign exchange contracts	35	(101)	Gains (Losses) related to investment securities, net	—	—	Gains (Losses) related to investment securities, net	—	—
Total	$35	$(101)	Total	$—	$—	Total	$—	$—

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30,				Three Months Ended June 30,
(In millions)		2018	2017			2018	2017
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(30)	$4	Investment securities	Processing fees and other revenue	$30	$(4)
Foreign exchange contracts	Processing fees and other revenue	(601)	102	FX deposit	Processing fees and other revenue	601	(101)
Interest-rate contracts(1)	Net interest income	10	—	Available-for-sale securities	Net interest income(2)	(9)	—
Interest-rate contracts(1)	Net interest income	(47)	—	Long-term debt	Net interest income	44	—
Interest-rate contracts(1)	Processing fees and other revenue	—	3	Available-for-sale securities	Processing fees and other revenue(2)	—	(2)
Interest-rate contracts(1)	Processing fees and other revenue	—	64	Long-term debt	Processing fees and other revenue	—	(63)
Total		$(668)	$173			$666	$(170)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Six Months Ended June 30,				Six Months Ended June 30,
(In millions)		2018	2017			2018	2017
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(43)	$2	Investment securities	Processing fees and other revenue	$43	$(2)
Foreign exchange contracts	Processing fees and other revenue	(353)	1,081	FX deposit	Processing fees and other revenue	353	(1,081)
Interest-rate contracts(1)	Net interest income	31	—	Available-for-sale securities	Net interest income(3)	(30)	—
Interest-rate contracts(1)	Net interest income	(214)	—	Long-term debt	Net interest income	200	—
Interest-rate contracts(1)	Processing fees and other revenue	—	15	Available-for-sale securities	Processing fees and other revenue(3)	—	(13)
Interest-rate contracts(1)	Processing fees and other revenue	—	44	Long-term debt	Processing fees and other revenue	—	(44)
Total		$(579)	$1,142			$566	$(1,140)

(1) As of January 1, 2018, we prospectively changed the presentation of gains (losses) on hedging instruments and hedge items designated as fair value hedges of interest rate risk, and any resulting hedge ineffectiveness, from processing fees and other revenue to NII.
(2) In the three months ended June 30, 2018 and 2017, $5 million and $3 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
(3) In both the six month periods ended June 30, 2018 and 2017, $9 million of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
Differences between the gains (losses) on foreign exchange contracts and the gains (losses) on the hedged item, excluding any accrued interest, represent hedge ineffectiveness. Similarly, differences between the gains (losses) on interest rate contracts and the gains (losses) on the hedged item represent hedge ineffectiveness.

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business. For additional information on offsetting arrangements, refer to pages 160 to 163 in Note 11 to the consolidated financial statements included under

Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
As of June 30, 2018 and December 31, 2017, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $9.60 billion and $2.47 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $6.68 billion and $15 million, respectively. The increase in 2018 primarily relates to a portion of underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer or re-pledge.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2018
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$17,380	$(9,674)	$7,706	$—	$7,706
Interest-rate contracts(6)	—	—	—	—	—
Other derivative contracts	2	—	2	—	2
Cash collateral and securities netting	NA	(1,557)	(1,557)	(100)	(1,657)
Total derivatives	17,382	(11,231)	6,151	(100)	6,051
Other financial instruments:
Resale agreements and securities borrowing(7)	73,482	(47,108)	26,372	(26,063)	310
Total derivatives and other financial instruments	$90,864	$(58,339)	$32,523	$(26,163)	$6,361

Assets:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,597	$(5,548)	$6,049	$—	$6,049
Interest-rate contracts(6)	8	—	8	—	8
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(2,045)	(2,045)	(124)	(2,169)
Total derivatives	11,606	(7,593)	4,013	(124)	3,889
Other financial instruments:
Resale agreements and securities borrowing(7)	70,079	(47,434)	22,645	(22,645)	—
Total derivatives and other financial instruments	$81,685	$(55,027)	$26,658	$(22,769)	$3,889

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 127 to 138 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
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
(7) Included in the $26,372 million as of June 30, 2018 were $3,583 million of resale agreements and $22,789 million of collateral provided related to securities borrowing. Included in the $22,645 million as of December 31, 2017 were $3,241 million of resale agreements and $19,404 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
NA Not applicable

State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2018
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$17,558	$(9,674)	$7,884	$—	$7,884
Interest-rate contracts(6)	106	—	106	—	106
Other derivative contracts	270	—	270	—	270
Cash collateral and securities netting	NA	(2,934)	(2,934)	(330)	(3,264)
Total derivatives	17,934	(12,608)	5,326	(330)	4,996
Other financial instruments:
Repurchase agreements and securities lending(7)	61,087	(47,108)	13,979	(12,509)	1,470
Total derivatives and other financial instruments	$79,021	$(59,716)	$19,305	$(12,839)	$6,466

Liabilities:	December 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,467	$(5,548)	$5,919	$—	$5,919
Interest-rate contracts(6)	100	—	100	—	100
Other derivative contracts	285	—	285	—	285
Cash collateral and securities netting	NA	(422)	(422)	(450)	(872)
Total derivatives	11,852	(5,970)	5,882	(450)	5,432
Other financial instruments:
Repurchase agreements and securities lending(7)	54,127	(47,434)	6,693	(4,299)	2,394
Total derivatives and other financial instruments	$65,979	$(53,404)	$12,575	$(4,749)	$7,826

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 127 to 138 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
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
(7) Included in the $13,979 million as of June 30, 2018 were $3,088 million of repurchase agreements and $10,891 million of collateral received related to securities lending transactions. Included in the $6,693 million as of December 31, 2017 were $2,842 million of repurchase agreements and $3,851 million of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our enhanced custody repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2018			As of December 31, 2017(1)
(In millions)	Overnight and Continuous	Up to 30 Days	Total	Overnight and Continuous
Repurchase agreements:
U.S. Treasury and agency securities	$45,123	$—	$45,123	$43,072
Total	45,123	—	45,123	43,072
Securities lending transactions:
US Treasury and agency securities	115	—	115	—
Corporate debt securities	88	—	88	35
Equity securities	8,596	165	8,761	11,020
Other(2)	7,000	—	7,000	—
Total	15,799	165	15,964	11,055
Gross amount of recognized liabilities for repurchase agreements and securities lending	$60,922	$165	$61,087	$54,127

(1) As of December 31, 2017, there were no balances with contractual maturities up to 30 days.
(2) Represents a portion of underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information about our commitments and guarantees, refer to pages 164 to 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated.

(In millions)	June 30, 2018	December 31, 2017
Commitments:
Unfunded credit facilities	$26,654	$26,488

Guarantees(1):
Indemnified securities financing	$396,801	$381,817
Stable value protection	26,252	26,653
Standby letters of credit	2,955	3,158

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of June 30, 2018, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2018	December 31, 2017
Fair value of indemnified securities financing	$396,801	$381,817
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	416,084	400,828
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	59,391	61,270
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	63,016	65,272
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2018 and December 31, 2017, we had approximately$22.79 billion and $19.40 billion, respectively, of collateral provided and approximately $10.89 billion and $3.85 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Note 10.    Contingencies
Legal and Regulatory Matters
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary awards or payments, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition. However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved, or an accrual is determined to be required, on our consolidated financial condition, or on our reputation.
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
As of June 30, 2018, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $14 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established significant accruals with respect to the claims discussed.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of June 30, 2018, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $45 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, including claims that represent the substantial majority of the potential exposure with respect to the invoicing matter, the Federal Reserve/Massachusetts Division of Banks written agreement and the shareholder derivative litigation matter discussed below, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued), and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to, among other factors, the factors influencing reasonable estimates described above. These factors are particularly prevalent in governmental and regulatory inquiries and investigations. As a result,

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reasonably possible loss estimates often are not feasible until the later stages of the inquiry or investigation or of any related legal or regulatory proceeding. An adverse outcome in one or more of the matters for which we have not estimated the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, including matters that if adversely concluded may present material financial, regulatory and reputational risks, no conclusion as to the ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
The following discussion provides information with respect to significant legal, governmental and regulatory matters.
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We continue to implement enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. We currently expect the cumulative total of our payments to customers for these matters to be at least $360 million.
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
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business. The SEC has recently requested that we commence settlement discussions to resolve claims the SEC may bring against us relating to our overcharges of registered investment companies. There can be no assurance that any settlement will be reached or, if so, the impact of any such settlement on other claims relating to these matters.
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
Shareholder Litigation
A State Street shareholder has filed a purported class action complaint against the Company alleging that the Company’s financial statements in its annual reports for the 2011-2014 period were misleading due to the inclusion of revenues associated with the invoicing matter referenced above and the facts surrounding our 2017 settlements with the U.S. government relating to our transition management

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

business. We have agreed in principle to settle this matter on a class basis for $4.9 million, subject to final approval by the Court. In addition, a State Street shareholder has filed a derivative complaint against the Company's past and present officers and directors to recover alleged losses incurred by the Company relating to the invoicing matter and to our Ohio public retirement plans matter.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $83 million as of June 30, 2018 decreased from $94 million as of December 31, 2017.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2011. Management believes that we have sufficiently accrued liabilities as of June 30, 2018 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 167 to 168 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of June 30, 2018 and December 31, 2017, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.21 billion and $1.25 billion, respectively, and other short term borrowings of $1.06 billion and $1.08 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 3.61 years as of June 30, 2018, compared to approximately 4.6 years as of December 31, 2017.
Interests in Investment Funds
As of June 30, 2018, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $188 million and $88 million, respectively. As of December 31, 2017, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $149 million and $50 million, respectively.
As of June 30, 2018, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $100 million and represented the value of our economic ownership interest in the funds.
As of June 30, 2018 and December 31, 2017, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $72 million as of both June 30, 2018 and December 31, 2017, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2018:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Total			$36			$36

	Six Months Ended June 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Total			$91			$91

(1) Dividends were paid in June 2018.
In July 2018, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,388, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in September 2018.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). We did not purchase any common stock under the 2017 Plan in the second quarter of 2018. In June 2018 our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). The table below presents the activity under the 2017 Program during the period indicated:

	Six Months Ended June 30, 2018(1)
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

(1) There were no shares repurchased in the second quarter of 2018.
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.42	$153	$0.38	$142	$0.84	$307	$0.76	$286
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2018	December 31, 2017
Net unrealized gains (losses) on cash flow hedges	$(113)	$(56)
Net unrealized gains (losses) on available-for-sale securities portfolio	(112)	148
Net unrealized gains (losses) related to reclassified available-for-sale securities	22	19
Net unrealized gains (losses) on available-for-sale securities	(90)	167
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges	(55)	(64)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(30)	(65)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(7)	(6)
Net unrealized gains (losses) on retirement plans	(156)	(170)
Foreign currency translation	(1,037)	(815)
Total	$(1,488)	$(1,009)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(57)	(254)	35	1	1	(222)	(496)
Amounts reclassified into (out of) earnings	—	6	—	(2)	13	—	17
Other comprehensive income (loss)	(57)	(248)	35	(1)	14	(222)	(479)
Balance as of June 30, 2018	$(113)	$(145)	$(30)	$(7)	$(156)	$(1,037)	$(1,488)

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(247)	505	(101)	2	(1)	627	785
Amounts reclassified into (out of) earnings	—	(24)	—	—	9	—	(15)
Other comprehensive income (loss)	(247)	481	(101)	2	8	627	770
Balance as of June 30, 2017	$(18)	$195	$(6)	$(7)	$(186)	$(1,248)	$(1,270)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2018	2017
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of ($2) and zero, respectively	$7	$—	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $24 and $1, respectively	26	3	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$32	$3

	Six Months Ended June 30,
	2018	2017
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of ($3) and $16, respectively	$6	$(24)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($4) and ($2), respectively	13	9	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$17	$(15)

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Regulatory Capital
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors. For additional information on regulatory capital, and the requirements to which we are subject, refer to pages 171 to 172 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
As required by the Dodd-Frank Act, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we were required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.

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
As of June 30, 2018, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of June 30, 2018, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2018 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches June 30, 2018(1)	Basel III Standardized Approach June 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches June 30, 2018(1)	Basel III Standardized Approach June 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,324	$10,324	$10,302	$10,302	$11,612	$11,612	$11,612	$11,612
Retained earnings			19,856	19,856	18,856	18,856	13,189	13,189	12,312	12,312
Accumulated other comprehensive income (loss)			(1,446)	(1,446)	(972)	(972)	(1,251)	(1,251)	(809)	(809)
Treasury stock, at cost			(9,317)	(9,317)	(9,029)	(9,029)	—	—	—	—
Total			19,417	19,417	19,157	19,157	23,550	23,550	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,008)	(7,008)	(6,877)	(6,877)	(6,711)	(6,711)	(6,579)	(6,579)
Other adjustments			(186)	(186)	(76)	(76)	(44)	(44)	(5)	(5)
Common equity tier 1 capital			12,223	12,223	12,204	12,204	16,795	16,795	16,531	16,531
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			15,419	15,419	15,382	15,382	16,795	16,795	16,531	16,531
Qualifying subordinated long-term debt			765	765	980	980	765	765	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	73	4	72	—	73	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,184	$16,257	$16,367	$16,435	$17,560	$17,633	$17,514	$17,586
Risk-weighted assets:
Credit risk			$48,308	$106,063	$49,976	$101,349	$45,689	$103,156	$47,448	$98,433
Operational risk(4)			45,991	NA	45,822	NA	45,423	NA	45,295	NA
Market risk(5)			4,203	1,677	3,358	1,334	4,205	1,677	3,375	1,334
Total risk-weighted assets			$98,502	$107,740	$99,156	$102,683	$95,317	$104,833	$96,118	$99,767
Adjusted quarterly average assets			$216,896	$216,896	$209,328	$209,328	$214,670	$214,670	$206,070	$206,070

Capital Ratios:	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	7.5%	6.5%	12.4%	11.3%	12.3%	11.9%	17.6%	16.0%	17.2%	16.6%
Tier 1 capital	9.0	8.0	15.7	14.3	15.5	15.0	17.6	16.0	17.2	16.6
Total capital	11.0	10.0	16.4	15.1	16.5	16.0	18.4	16.8	18.2	17.6
Tier 1 leverage	4.0	4.0	7.1	7.1	7.3	7.3	7.8	7.8	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of June 30, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of June 30, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2018.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017.
NA Not applicable

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest income:
Deposits with banks	$90	$41	$172	$76
Investment securities:
U.S. Treasury and federal agencies	280	208	534	420
State and political subdivisions	44	56	96	114
Other investments	140	164	298	323
Securities purchased under resale agreements	81	69	159	115
Loans and leases	169	118	325	224
Other interest-earning assets	103	44	180	78
Total interest income	907	700	1,764	1,350
Interest expense:
Deposits	89	14	152	57
Securities sold under repurchase agreements	6	—	7	1
Short-term borrowings	4	3	7	5
Long-term debt	97	75	194	148
Other interest-bearing liabilities	52	33	102	54
Total interest expense	248	125	462	265
Net interest income	$659	$575	$1,302	$1,085

Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Insurance	$32	$28	$64	$58
Regulatory fees and assessments	29	18	59	45
Sales advertising public relations	29	15	55	28
Bank operations	22	19	39	34
Litigation	5	(17)	7	(17)
Other	89	69	183	135
Total other expenses	$206	$132	$407	$283
Restructuring Charges
In the three and six months ended June 30, 2018 we recorded no restructuring charges related to Beacon, compared to $62 million and $79 million in the same periods of 2017, respectively.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	38	14	2	54
Accruals for Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	144	28	3	175
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(31)	(3)	—	(34)
Accrual Balance at June 30, 2018	$113	$25	$3	$141

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

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017
Net income	$734	$620
Less:
Preferred stock dividends	(36)	(36)
Net income available to common shareholders	$698	$584
Average common shares outstanding (In thousands):
Basic average common shares	365,619	375,395
Effect of dilutive securities: equity-based awards	4,791	5,520
Diluted average common shares	370,410	380,915
Anti-dilutive securities(2)	1,206	293
Earnings per Common Share:
Basic	$1.91	$1.56
Diluted(3)	1.88	1.53

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017
Net income	$1,395	$1,122
Less:
Preferred stock dividends	(91)	(91)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$1,303	$1,030
Average common shares outstanding (In thousands):
Basic average common shares	366,524	378,293
Effect of dilutive securities: equity-based awards	4,891	5,196
Diluted average common shares	371,415	383,489
Anti-dilutive securities(2)	2	527
Earnings per Common Share:
Basic	$3.55	$2.72
Diluted(3)	3.51	2.69

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. For additional information about equity-based awards, refer to pages 173 to 175 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
The following is a summary of our line-of-business results for the periods indicated. The "Other" column represents costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Servicing fees	$1,381	$1,339	$—	$—	$—	$—	$1,381	$1,339
Management fees	—	—	465	397	—	—	465	397
Trading services	282	272	33	17	—	—	315	289
Securities finance	154	179	—	—	—	—	154	179
Processing fees and other	41	32	2	(1)	—	—	43	31
Total fee revenue	1,858	1,822	500	413	—	—	2,358	2,235
Net interest income	663	576	(4)	(1)	—	—	659	575
Gains (losses) related to investment securities, net	9	—	—	—	—	—	9	—
Total revenue	2,530	2,398	496	412	—	—	3,026	2,810
Provision for loan losses	2	3	—	—	—	—	2	3
Total expenses	1,693	1,649	389	311	77	71	2,159	2,031
Income before income tax expense	$835	$746	$107	$101	$(77)	$(71)	$865	$776
Pre-tax margin	33%	31%	22%	25%			29%	28%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Servicing fees	$2,802	$2,635	$—	$—	$—	$—	$2,802	$2,635
Management fees	—	—	937	779	—	—	937	779
Trading services	555	529	64	35	—	—	619	564
Securities finance	295	312	—	—	—	—	295	312
Processing fees and other	82	138	1	5	—	—	83	143
Total fee revenue	3,734	3,614	1,002	819	—	—	4,736	4,433
Net interest income	1,311	1,085	(9)	—	—	—	1,302	1,085
Gains (losses) related to investment securities, net	7	(40)	—	—	—	—	7	(40)
Total revenue	5,052	4,659	993	819	—	—	6,045	5,478
Provision for loan losses	2	1	—	—	—	—	2	1
Total expenses	3,551	3,377	787	640	77	100	4,415	4,117
Income before income tax expense	$1,499	$1,281	$206	$179	$(77)	$(100)	$1,628	$1,360
Pre-tax margin	30%	27%	21%	22%			27%	25%

State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.    Revenue from Contracts with Customers
We account for revenue from contracts with customers in accordance with Topic 606, which we adopted on January 1, 2018. See Note 1 for further discussion of our adoption, including the impact on our consolidated financial statements.
The amount of revenue that we recognize is measured based on the consideration specified in contracts with our customers, and excludes taxes collected from customers subsequently remitted to governmental authorities. We recognize revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below. Revenue recognition guidance related to contracts with customers excludes our NII, revenue earned on security lending transactions entered into as principal, realized gains/losses on securities, revenue earned on foreign exchange activity, loans and related fees, and gains/ losses on hedging and derivatives, to which we apply other applicable U.S. GAAP guidance.
For contracts with multiple performance obligations, or contracts that have been combined, we allocate the contracts' transaction price to each performance obligation using our best estimate of the standalone selling price. Our contractual fees are negotiated on a customer by customer basis and are representative of standalone selling price utilized for allocating revenue when there are multiple performance obligations.
Substantially all of our services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Payments may be made to third party service providers and the expense is recognized gross when we control those services as we are deemed the principal.
Contract durations may vary from short to long term or may be open ended. Termination notice periods are in line with general market practice and typically do not include termination penalties. Therefore for substantially all of our revenues, the duration of the contract and the enforceable rights and obligations do not extend beyond the services that are performed daily or at the transaction level. In instances where we have substantive termination penalties, the duration of the contract may extend through the date of substantive termination penalties.

Investment Servicing
Revenue from contracts with customers related to servicing fees is recognized over time as our customers benefit from the custody, administration, accounting, transfer agency and other related asset services as they are performed. At contract inception no revenue is estimated as the fees are dependent on assets under custody and administration and/or actual transactions which are susceptible to market factors outside of our control. Therefore, revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under custody or transactions are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as sub-custodians, are generally recognized gross as State Street controls those services and is deemed to be a principal in such arrangements.
Trading services revenue includes revenue generated from providing access and use of electronic trading platforms and other trading, transition management and brokerage services. Electronic FX services are dependent on the volume of actual transactions initiated through our electronic exchange platforms. Revenue is recognized over time using a time-based measure as access to, and use of, the electronic exchange platforms is made available to the customer and the activity is determinable. Revenue related to other trading, transition management and brokerage services is recognized when the customer obtains the benefit of such services which may be over time or at a point in time upon trade execution.
Securities finance revenue is related to services for providing agency lending programs to SSGA-managed investment funds and third-party investment managers and asset owners. This securities finance revenue is recognized over time using a time-based measure as our customers benefit from these lending services over time.

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment Management
Revenue from contracts with customers related to investment management, investment research and investment advisory services provided through SSGA is recognized over time as our customers benefit from the services as they are performed. Substantially all of our investment management fees are determined by the value of assets under management and the investment strategies employed. At contract inception, no revenue is estimated as the fees are dependent on assets under management which are susceptible to market factors outside of our control.
Therefore, substantially all of our Investment Management services revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under management are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as payments to others in unitary fee arrangements, are generally recognized on a gross basis when SSGA controls those services and is deemed to be a principal in such transactions.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,381	$—	$1,381	$—	$—	$—	$1,381
Management fees	—	—	—	465	—	465	465
Trading services	91	191	282	33	—	33	315
Securities finance	90	64	154	—	—	—	154
Processing fees and other	23	18	41	—	2	2	43
Total fee revenue	1,585	273	1,858	498	2	500	2,358

Net interest income	—	663	663	—	(4)	(4)	659
Securities gains/ (losses)	—	9	9	—	—	—	9
Total revenue	$1,585	$945	$2,530	$498	$(2)	$496	$3,026

	Six Months Ended June 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$2,802	$—	$2,802	$—	$—	$—	$2,802
Management fees	—	—	—	937	—	937	937
Trading services	186	369	555	64	—	64	619
Securities finance	167	128	295	—	—	—	295
Processing fees and other	43	39	82	—	1	1	83
Total fee revenue	3,198	536	3,734	1,001	1	1,002	4,736

Net interest income	—	1,311	1,311	—	(9)	(9)	1,302
Securities gains/ (losses)	—	7	7	—	—	—	7
Total revenue	$3,198	$1,854	$5,052	$1,001	$(8)	$993	$6,045
Contract balances and contract costs
As of both June 30, 2018 and December 31, 2017, net receivables of $2.6 billion are included in Accrued interest and fees receivable, representing amounts billed or currently billable to or due from our customers related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment following which billing is generally performed monthly and therefore does not give rise to significant contract assets or liabilities.
No adjustments are made to the promised amount of consideration for the effects of a significant financing component as the period between when we transfer a promised service to a customer and when the customer pays for that service is expected to be one year or less.

State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients which are generally serviced or managed outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible.
Subjective estimates, assumptions and other judgments are applied to quantify the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset and liability management policies and our allocation of certain indirect corporate expenses. Management periodically reviews and updates its processes for quantifying the financial results and assets related to our non-U.S. activities.
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2018			2017
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,322	$1,704	$3,026	$1,172	$1,638	$2,810
Income before income taxes	427	438	865	324	452	776

	Six Months Ended June 30,
	2018			2017
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$2,643	$3,402	$6,045	$2,268	$3,210	$5,478
Income before income taxes	846	782	1,628	583	777	1,360
Non-U.S. assets were $84.9 billion and $73.2 billion as of June 30, 2018 and 2017, respectively.
Note 20.    Subsequent Events
On July 20, 2018 we announced that we entered into a definitive agreement to acquire Charles River Development, a provider of investment management front office tools and solutions, in an all cash transaction for $2.6 billion.  The acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to be completed in the fourth quarter of 2018. The $2.6 billion purchase price is expected to be financed through the suspension of approximately $950 million of share repurchases in the second quarter of 2018, and during the remainder of 2018, and, subject to market conditions, the remainder of the purchase price through the issuance of equity, with approximately two-third of such equity expected to be in the form of common stock and one-third in preferred stock.

State Street Corporation | 93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related condensed notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
Basis for Review Results
These financial statements are the responsibility of the Corporation’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
July 25, 2018

State Street Corporation | 94

ACRONYMS

2017 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2017	OTC	Over-the-counter
ABS	Asset-backed securities	OTTI	Other-than-temporary-impairment
AFS	Available-for-sale	Parent Company	State Street Corporation
AIFMD	Alternative Investment Fund Managers Directive	PCA	Prompt corrective action
AIRB(1)	Advanced Internal Ratings-Based Approach	P&L	Profit-and-loss
ALLL	Allowance for loan and lease losses	RC	Risk Committee
AMA	Advanced Measurement Approach	ROE	Return on average common equity
AML	Anti-money laundering	RWA(1)	Risk-weighted assets
AOCI	Accumulated other comprehensive income (loss)	SEC	Securities and Exchange Commission
ASU	Accounting Standards Update	SERP	Supplemental executive retirement plans
AUCA	Assets under custody and administration	SLR(1)	Supplementary leverage ratio
AUM	Assets under management	SPOE Strategy	Single Point of Entry Strategy
BCBS	Basel Committee on Banking Supervision	SSGA	State Street Global Advisors
Board	Board of Directors	SSIF	State Street Intermediate Funding, LLC
bps	Basis points	State Street Bank	State Street Bank and Trust Company
CCAR	Comprehensive Capital Analysis and Review	TLAC(1)	Total loss-absorbing capacity
CD	Certificates of deposit	TMRC	Trading and Markets Risk Committee
CET1(1)	Common equity tier 1	UCITS	Undertakings for Collective Investments in Transferable Securities
CLO	Collateralized loan obligations	UOM	Unit of measure
CMO	Collateralized mortgage obligations	VaR	Value-at-Risk
CRE	Commercial real estate	VIE	Variable interest entity
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
DOL	Department of Labor
ECB	European Central Bank
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
ERM	Enterprise Risk Management
ETF	Exchange-Traded Fund
EVE	Economic value of equity
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
Form 10-Q	State Street Corporation Quarterly Report on Form 10-Q
FRBB	Federal Reserve Bank of Boston
FSB	Financial Stability Board
FX	Foreign exchange
GAAP	Generally accepted accounting principles
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
LCR(1)	Liquidity coverage ratio
LTD	Long term debt
MBS	Mortgage-backed securities
MiFID II	Markets in Financial Instruments Directive II
MiFIR	Markets in Financial Instruments Regulation
MRAC	Management Risk and Capital Committee
NII	Net interest income
NIM	Net interest margin
NSFR(1)	Net stable funding ratio
OCI	Other comprehensive income (loss)
OCIO	Outsourced Chief Investment Officer
OFAC	Office of Foreign Assets Control

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 95

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

Deposit beta: A measure of how much of an interest rate increase is expected to be passed on to client interest-bearing accounts, on average
                                                                                                 Economic value of equity: Long-term interest rate risk measure designed to estimate the fair value of assets, liabilities and off-balance sheet instruments based on a discounted cash flow model.

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

Probability of default: An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

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

State Street Corporation | 96

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In the normal course of our business activities, we are exposed to a variety of risks. The following description of risk factors consists of updates to the risk factors associated with our business previously disclosed in Part 1, Item 1A of the 2017 Form 10-K. Please refer to those previously disclosed risk factors, in addition to the below risk factors and our other disclosures in our SEC filings, when considering the risks and uncertainties associated with our business activities. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.
The following discussion of risk factors contains forward-looking statements and should be read in conjunction with Part 1, Financial Information of this Form 10-Q. These risk factors may be important to understanding other statements in this Form 10-Q.
Consummation of our planned acquisition of Charles River Development is subject to the satisfaction of closing conditions and regulatory approvals, the failure of which may prevent or delay the consummation of the acquisition.
On July 20, 2018, we announced that we had entered into a definitive agreement to acquire Charles River Development, a provider of investment management front office tools and solutions. The acquisition is expected to close in the fourth quarter of 2018, subject to the satisfaction or waiver of closing conditions and regulatory approvals. We cannot provide any assurance that all of the closing conditions will be satisfied or waived, nor can we provide any assurance that all necessary regulatory approvals will be obtained. The failure to satisfy some or all of the required conditions or the failure to obtain necessary regulatory approvals could delay the completion of the acquisition for a significant period of time or prevent it from occurring.
We propose to finance the acquisition in part through the issuance of common stock and preferred stock; however, the closing of the acquisition is not conditioned upon such financing, and such financing may not be available on terms consistent with our expectations or at all. We bear the risk that such equity issuances are not successful, including without limitation, the financial risks and risks associated with our capital structure and regulatory compliance. In addition, if completed, the effects of such financing may be more dilutive to our existing shareholders than contemplated when we entered into the acquisition agreement.

Even if we successfully consummate our planned acquisition of Charles River Development, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected
Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate Charles River Development into our business and realize anticipated growth opportunities and cost synergies. The integration of Charles River Development into our business will be a complex, costly and time-consuming process, and our management may face significant challenges in implementing such integration, including, without limitation, challenges related to:

•	retaining Charles River Development’s current clients, some of which are our competitors;

•
integrating Charles River Development’s software solutions with our existing products and services and related operations and systems, including performance, risk and compliance analytics, investment manager operations outsourcing, accounting, administration and custody;

•	retaining key employees of Charles River Development;

•	implementing our plans to develop an integrated front-to-middle-to-back office platform that is competitive and meets our clients’ requirements; and

•	accelerating the development of enhancements to the features and functions of Charles River Development’s software solutions.
Any delay or failure in achieving any of the foregoing could adversely impact the expected benefits of the acquisition.

State Street Corporation | 97

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program).
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
No shares were repurchased in the second quarter of 2018. In connection with our proposed acquisition of Charles River Development, we do not plan to repurchase shares for the remainder of 2018. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

State Street Corporation | 98

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	3.1	Restated Articles of Organization, as amended

	10.1†	Description of compensation arrangements for non-employee directors

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended June 30, 2018 and 2017, (ii) consolidated statement of comprehensive income for the three months ended June 30, 2018 and 2017, (iii) consolidated statement of condition as of June 30, 2018 and December 31, 2017, (iv) consolidated statement of changes in shareholders' equity for the three months ended June 30, 2018 and 2017, (v) consolidated statement of cash flows for the three months ended June 30, 2018 and 2017, and (vi) notes to consolidated financial statements.

State Street Corporation | 99

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 25, 2018	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2018	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 100