Form 10-Q
period 2018-09-30
STATE STREET CORP
filed 2018-10-31
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 29, 2018 was 379,535,689.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2018

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $34.00 trillion of AUCA and $2.81 trillion of AUM as of September 30, 2018.
As of September 30, 2018, we had consolidated total assets of $234.01 billion, consolidated total deposits of $168.20 billion, consolidated total shareholders' equity of $24.55 billion and 39,020 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 118, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K. We did not change these significant accounting policies in the first nine months of 2018.
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

•
the volatility of servicing fee, management fee, trading fee and securities finance revenues on a quarterly basis in certain of our business lines due to, among other factors, market rates and levels, the volume of client transaction activity and the timing of revenue recognition with respect to processing fees and other revenues;

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

•	our ability to anticipate and manage the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•	the credit agency ratings of our debt and depositary obligations and investor and client perceptions of our financial strength;

•	adverse publicity, whether specific to us or regarding other industry participants or industry-wide factors, or other reputational harm;

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

•
our ability to complete acquisitions, joint ventures and divestitures, including our ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•
the risks that our acquired businesses, including our acquisition of Charles River Systems, Inc. (Charles River Development), and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total fee revenue(1)(2)	$2,280	$2,242	2%
Net interest income(2)	672	603	11
Gains (losses) related to investment securities, net	(1)	1	nm
Total revenue(1)	2,951	2,846	4
Provision for loan losses	5	3	67
Total expenses(1)	2,079	2,021	3
Income before income tax expense	867	822	5
Income tax expense	102	137	(26)
Net income	$765	$685	12
Adjustments to net income:
Dividends on preferred stock(3)	$(55)	$(55)	—
Earnings allocated to participating securities(4)	(1)	(1)	—
Net income available to common shareholders	$709	$629	13
Earnings per common share:
Basic	$1.89	$1.69	12
Diluted	1.87	1.66	13
Average common shares outstanding (in thousands):
Basic	374,963	372,765	1
Diluted	379,383	378,518	—
Cash dividends declared per common share	$.47	$.42	12
Return on average common equity	14.0%	13.0%	100 bps
Pre-tax margin	29.4	28.9	50

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total fee revenue(1)(2)	$7,016	$6,675	5%
Net interest income(2)	1,974	1,688	17
Gains (losses) related to investment securities, net	6	(39)	nm
Total revenue(1)	8,996	8,324	8
Provision for loan losses	7	4	75
Total expenses(1)	6,494	6,138	6
Income before income tax expense	2,495	2,182	14
Income tax expense	335	375	(11)
Net income	$2,160	$1,807	20
Adjustments to net income:
Dividends on preferred stock(3)	$(146)	$(146)	—
Earnings allocated to participating securities(4)	(2)	(2)	—
Net income available to common shareholders	$2,012	$1,659	21
Earnings per common share:
Basic	$5.45	$4.41	24
Diluted	5.38	4.35	24
Average common shares outstanding (in thousands):
Basic	369,368	376,430	(2)
Diluted	374,064	381,779	(2)
Cash dividends declared per common share	$1.31	$1.18	11
Return on average common equity	13.8%	11.9%	190 bps
Pre-tax Margin	27.7	26.2	150

(1) The new revenue recognition standard contributed approximately $70 million and $205 million in total revenue and total expenses in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively. These contributions comprise the following: in the three months ended September 30, 2018, revenues increased approximately $50 million in management fees, $12 million in trading services and $8 million across other revenue lines, and expenses increased approximately $38 million in other expenses, $18 million in transaction processing and $14 million across other expense lines; and in the nine months ended September 30, 2018, revenues increased approximately $140 million in management fees, $47 million in trading services and $18 million across other revenue lines, and expenses increased approximately $128 million in other expenses, $48 million in transaction processing and $29 million across other expense lines.
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

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the quarter ended September 30, 2018 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the three and nine months ended September 30, 2018 to the same periods in 2017, is provided under “Consolidated Results of Operations,” "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements included in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2017 period to the relevant 2018 period results.
Financial Results and Highlights

•	EPS of $1.87 in the third quarter of 2018 increased 13% compared to $1.66 in the third quarter of 2017.

•	Third quarter of 2018 ROE of 14.0% and pre-tax margin of 29.4% increased from 13.0% and 28.9%, respectively, in the third quarter of 2017.

•
Operating leverage was 0.8% for the third quarter of 2018. Operating leverage represents the difference in the percentage change in total revenue less the percentage change in total expenses, in each case relative to the prior year period.

•
Fee operating leverage was (1.2)% for the third quarter of 2018. Fee operating leverage represents the difference in the percentage change in total fee revenue less the percentage change in total expenses, in each case relative to the prior year period. The negative fee operating leverage is due to lower servicing fee revenue.

•
On October 1, 2018, we completed our previously announced acquisition of Charles River Development, a provider of investment management front office tools and solutions, for an all cash purchase price of approximately $2.6 billion. We funded the acquisition with a July 2018 issuance of common stock of approximately $1.15 billion, a September 2018 issuance of preferred stock of approximately $500 million and the suspension of approximately $950 million of share repurchases, which includes approximately $350 million and approximately $300 million in the second and third quarters of 2018, respectively, and a planned suspension of approximately $300 million in the fourth quarter of 2018.

•	We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.

•	During the third quarter of 2018, we recorded minimal acquisition costs related to Charles River Development and expect to incur approximately $200 million of such costs through 2021.
Revenue

•
Total revenue and fee revenue increased 4% and 2%, respectively, in the third quarter of 2018 compared to the third quarter of 2017, reflecting higher management fees and trading services revenue, partially offset by lower securities finance and servicing fee revenue.

◦	The new revenue recognition standard contributed approximately $70 million to total revenue in the third quarter of 2018, compared to the third quarter of 2017.

•
Servicing fee revenue decreased 1% in the third quarter of 2018 compared to the third quarter of 2017, primarily due to a previously announced client transition and challenging industry conditions, including fee pressure, outflows across the industry, primarily in the U.S. and Europe, and lower emerging markets asset levels.

•
Management fee revenue increased 13% in the third quarter of 2018 compared to the third quarter of 2017, reflecting higher global equity markets. The new revenue recognition standard contributed $50 million to management fee revenue in the third quarter of 2018 compared to the third quarter of 2017.

•
Securities finance revenue decreased 13% in the third quarter of 2018 compared to the third quarter of 2017, primarily due to certain balance sheet repositioning efforts completed in the third quarter of 2018.

•
NII increased 11% in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by a mix shift to HQLA. During the nine months ended September 30, 2018, we sold approximately $16 billion of non-HQLA, of which a significant portion has been reinvested in HQLA.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses

•
Total expenses increased 3% in the third quarter of 2018 compared to the third quarter of 2017, reflecting investments to support new business on-boarded, partially offset by net Beacon savings, benefits of the management delayering announced in the second quarter of 2018 and lower discretionary spending.

◦
In the three and nine months ended September 30, 2018, we have achieved approximately $66 million and $183 million, respectively, of Beacon pre-tax year-over-year savings, net of Beacon investments, and expect total pre-tax year-over-year savings of approximately $200 million in 2018.

◦	The new revenue recognition standard contributed approximately $70 million to total expenses in the third quarter of 2018, compared to the third quarter of 2017.
AUCA/AUM

•
AUCA increased 6% in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher equity markets. Newly announced asset servicing mandates totaled approximately $1.8 trillion year-to-date, of which approximately $300 billion was newly announced in the third quarter of 2018. Servicing assets remaining to be installed in future periods totaled approximately $465 billion as of September 30, 2018.

•
AUM increased 5% in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by strength in equity markets and ETF inflows. We experienced net inflows of approximately $8 billion during the three months ended September 30, 2018, driven by net institutional and ETF flows.

Capital

•
We declared aggregate common stock dividends of $0.47 per share, totaling $179 million in the third quarter of 2018, compared to $0.42 per share, totaling $156 million in the third quarter of 2017, representing an increase of approximately 12% on a per share basis.

•
In connection with our acquisition of Charles River Development, we did not purchase any common stock during the quarter ended September 30, 2018 under the common stock purchase plan approved by our Board in June 2018 (the 2018 Program), nor did we purchase any common stock under our prior program (the 2017 Program) in the quarter ended June 30,

2018, and we do not intend to purchase any common stock during the fourth quarter of 2018. We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.

•	In July 2018, we completed a public offering of approximately 13.24 million shares of our common stock. The offering price was $86.93 per share and net proceeds totaled approximately $1.15 billion.

•
In September 2018, we issued 500,000 depositary shares each representing a 1/100th ownership interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share) and an initial dividend rate of 5.625% per annum. The net proceeds were approximately $500 million.

•
Our CET1 capital ratio increased to 13.0% as of September 30, 2018 compared to 11.9% as of December 31, 2017, and Tier 1 leverage ratio increased to 8.1% as of September 30, 2018 compared to 7.3% as of December 31, 2017. The increases reflect our above-described issuances of common and preferred stock and the suspension of common stock repurchases for the purpose of funding our acquisition of Charles River Development. We completed our acquisition on October 1, 2018, and we expect our December 31, 2018 capital ratios to approximate our recent historical levels.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2018 compared to the same periods in 2017, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,
(Dollars in millions)	2018	2017	% Change
Fee revenue:
Servicing fees	$1,333	$1,351	(1)%
Management fees(1)	474	419	13
Trading services:
Foreign exchange trading	169	150	13
Brokerage and other trading services	119	109	9
Total trading services(1)	288	259	11
Securities finance	128	147	(13)
Processing fees and other	57	66	(14)
Total fee revenue	2,280	2,242	2
Net interest income:
Interest income	916	761	20
Interest expense	244	158	54
Net interest income	672	603	11
Gains (losses) related to investment securities, net	(1)	1	nm
Total revenue(1)	$2,951	$2,846	4

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017	% Change
Fee revenue:
Servicing fees	$4,135	$3,986	4%
Management fees(1)	1,411	1,198	18
Trading services:
Foreign exchange trading	544	492	11
Brokerage and other trading services	363	331	10
Total trading services(1)	907	823	10
Securities finance	423	459	(8)
Processing fees and other	140	209	(33)
Total fee revenue	7,016	6,675	5
Net interest income:
Interest income	2,680	2,111	27
Interest expense	706	423	67
Net interest income	1,974	1,688	17
Gains (losses) related to investment securities, net	6	(39)	nm
Total revenue(1)	$8,996	$8,324	8

(1) The new revenue recognition standard contributed approximately $70 million and $205 million in total revenue in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively. These contributions comprise the following: in the three months ended September 30, 2018, approximately $50 million in management fees, $12 million in trading services and $8 million across other revenue lines; and in the nine months ended September 30, 2018, approximately $140 million in management fees, $47 million in trading services and $18 million across other revenue lines.
nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Servicing and management fees collectively made up approximately 79% of the total fee revenue in both the three and nine months ended September 30, 2018, compared to approximately 79% and 78% in the same periods of 2017, respectively. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
Generally, servicing fees are affected by changes in daily average valuations of AUCA, the relative mix and geography of assets serviced, client asset flows and the level of transaction volumes. Additional factors, such as changes in service level, the nature of services provided, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.
Management fees generally are affected by changes in month-end valuations of AUM. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients.
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

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In light of the above, we estimate, using relevant information as of September 30, 2018 and assuming that all other factors remain constant, that:

•
A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues, on average and over time, of approximately 3%; and

•
A 10% increase or decrease in worldwide fixed income valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues, on average and over time, of approximately 1%.

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
Further discussion of fee revenue is provided under Line of Business Information in this Management's Discussion and Analysis.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
S&P 500®	2,850	2,467	16%	2,877	2,487	16%	2,914	2,519	16%
MSCI EAFE®	1,964	1,934	2	1,981	1,947	2	1,974	1,974	—
MSCI® Emerging Markets	1,054	1,068	(1)	1,064	1,079	(1)	1,048	1,082	(3)
HFRI Asset Weighted Composite®	NA	NA	NA	1,414	1,358	4	1,415	1,361	4

	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
S&P 500®	2,762	2,397	15%	2,765	2,410	15%
MSCI EAFE®	2,018	1,846	9	2,016	1,859	8
MSCI® Emerging Markets	1,132	996	14	1,130	1,004	13
HFRI Asset Weighted Composite®	NA	NA	NA	1,410	1,340	5

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2018	2017	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,014	2,038	(1)%
Barclays Capital Global Aggregate Bond Index®	473	480	(1)

(1) The index names listed in the table are service marks of their respective owners.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
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

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$56,513	$94.67%		$45,513	$45.40%
Securities purchased under resale agreements(2)	2,932	87	11.77	2,167	74	13.53
Trading account assets	1,019	—	—	991	—	—
Investment securities	85,623	474	2.21	95,311	474	1.99
Loans and leases	22,511	176	3.11	22,843	143	2.49
Other interest-earning assets	14,702	97	2.59	23,091	67	1.18
Average total interest-earning assets	$183,300	$928	2.01	$189,916	$803	1.68
Interest-bearing deposits:
U.S.	$57,558	$74.51%		$25,767	$21.32%
Non-U.S.(3)	67,741	10.06		96,189	18.07
Total interest-bearing deposits(3)	125,299	84.27		121,956	39.13
Securities sold under repurchase agreements	1,835	4.79		3,974	1.07
Federal funds purchased	1	—	—	—	—	—
Other short-term borrowings	1,248	4	1.38	1,277	3.81
Long-term debt	10,375	100	3.84	11,766	78	2.67
Other interest-bearing liabilities	5,306	52	3.88	4,063	37	3.70
Average total interest-bearing liabilities	$144,064	$244.67		$143,036	$158.44
Interest-rate spread			1.34%			1.24%
Net interest income—fully taxable-equivalent basis		$684			$645
Net interest margin—fully taxable-equivalent basis			1.48%			1.35%
Tax-equivalent adjustment		(12)			(42)
Net interest income—GAAP basis		$672			$603

	Nine Months Ended September 30,
	2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$54,414	$267.66%		$49,171	$121.33%
Securities purchased under resale agreements(2)	2,759	246	11.90	2,192	189	11.52
Trading account assets	1,098	—	—	949	(1)	(.14)
Investment securities	89,080	1,435	2.15	95,716	1,410	1.96
Loans and leases	23,359	507	2.90	21,360	373	2.33
Other interest-earning assets	16,599	275	2.22	22,952	146.85
Average total interest-earning assets	$187,309	$2,730	1.95	$192,340	$2,238	1.56
Interest-bearing deposits:
U.S.	$52,190	$154.39%		$25,821	$77.40%
Non-U.S.(3)	74,170	82.15		96,860	19.03
Total interest-bearing deposits(3)	126,360	236.25		122,681	96.11
Securities sold under repurchase agreements	2,361	11.61		3,965	2.05
Federal funds purchased	—	—	—	1	—	—
Other short-term borrowings	1,274	12	1.24	1,313	7.75
Long-term debt	10,808	293	3.62	11,569	227	2.61
Other interest-bearing liabilities	5,187	154	3.97	4,881	91	2.50
Average total interest-bearing liabilities	$145,990	$706.65		$144,410	$423.39
Interest-rate spread			1.30%			1.17%
Net interest income—fully taxable-equivalent basis		$2,024			$1,815
Net interest margin—fully taxable-equivalent basis			1.45%			1.26%
Tax-equivalent adjustment		(50)			(127)
Net interest income—GAAP basis		$1,974			$1,688

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $35 billion and $33 billion for the three and nine months ended September 30, 2018, respectively, and $30 billion and $31 billion for the same periods in 2017, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.91% and 0.92% for the three and nine months ended September 30, 2018, respectively, and approximately 0.92% and 0.76% for the same periods in 2017, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $6 million and $82 million for the three and nine months ended September 30, 2018, respectively, and $39 million and $84 million for the same periods in 2017, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.25% and 0.16% for the three and nine months ended September 30, 2018, respectively, and 0.00% and 0.01% for the same periods in 2017, respectively.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and nine months ended September 30, 2018 and 2017. NII on a FTE basis increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by a mix shift to HQLA.
We recorded aggregate discount accretion in interest income of approximately $4 million and $13 million for the three and nine months ended September 30, 2018, respectively, compared to approximately $4 million and $15 million for the same periods in 2017, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $98 million over their remaining terms.
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
Average total interest-earning assets were $183.30 billion and $187.31 billion for the three and nine months ended September 30, 2018, respectively, compared to $189.92 billion and $192.34 billion for the same periods in 2017, respectively. The decrease for both comparative periods is largely driven by lower client deposits, which includes both interest-bearing and non-interest-bearing deposits.
Interest-bearing deposits with banks averaged $56.51 billion and $54.41 billion for the three and nine months ended September 30, 2018, respectively, compared to $45.51 billion and $49.17 billion for the same periods in 2017, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.

Securities purchased under resale agreements averaged $2.93 billion and $2.76 billion for the three and nine months ended September 30, 2018, respectively, compared to $2.17 billion and $2.19 billion for the same periods in 2017, respectively. This reflects the impact of balance sheet netting under enforceable netting agreements of approximately $35 billion and $33 billion for the three and nine months ended September 30, 2018, respectively, and approximately $30 billion and $31 billion for the same periods in 2017, respectively. We maintain an agreement with a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization.
Investment securities averaged $85.62 billion and $89.08 billion in the three and nine months ended September 30, 2018, respectively, compared to $95.31 billion and $95.72 billion for the same periods in 2017, respectively. The decrease in average investment securities for both periods was primarily driven by our investment repositioning strategy to prioritize capital efficient client lending while managing OCI sensitivity. We sold approximately $16 billion of non-HQLA securities during the nine months ended September 30, 2018. A significant portion of the sales have been reinvested in HQLA and such investments will continue to occur over time with a portion likely to either be held in cash or cash equivalents or used to fund client lending activities.
Loans and leases averaged $22.51 billion and $23.36 billion in the three and nine months ended September 30, 2018, respectively, compared to $22.84 billion and $21.36 billion for the same periods in 2017, respectively. The increase in average loans and leases for the nine months ended September 30, 2018 was primarily driven by higher levels of mutual fund lending, senior secured bank loans and commercial real estate. Loans and leases also includes U.S. and non-U.S. overdrafts, which provide liquidity to clients in support of investment activities.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $14.70 billion and $16.60 billion for the three and nine months ended September 30, 2018, respectively, from $23.09 billion and $22.95 billion for the same periods in 2017, respectively, largely driven by a reduction in the level of cash collateral posted by our enhanced custody business. The enhanced custody business is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Aggregate average U.S. and non-U.S. interest-bearing deposits increased to $125.30 billion and $126.36 billion for the three and nine months ended September 30, 2018, respectively, from $121.96 billion and $122.68 billion for the same periods in 2017, respectively. The increase is primarily driven by a gradual shift from non-interest-bearing deposits to interest-bearing deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, largely associated with our tax-exempt investment program, decreased to $1.25 billion and $1.27 billion for the three and nine months ended September 30, 2018, respectively, compared to $1.28 billion and $1.31 billion for the same periods in 2017, respectively.
Average other interest-bearing liabilities were $5.31 billion and $5.19 billion for the three and nine months ended September 30, 2018, respectively, compared to $4.06 billion and $4.88 billion for the same periods in 2017, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
Several factors could affect future levels of NII and NIM, including the volume and mix of client deposits and funding sources; actions of various central banks; balance sheet management activities; changes in the level and slope of U.S. and non-U.S. interest rates; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the yields earned on securities purchased compared to the yields earned on securities sold or matured and changes in the type and amount of credit or other loans we extend.
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
Expenses
Table 6: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2018 and 2017.

TABLE 6: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2018	2017
Compensation and employee benefits	$1,103	$1,090	1%
Information systems and communications	332	296	12
Transaction processing services (1)	236	215	10
Occupancy	110	118	(7)
Acquisition costs	1	—	nm
Restructuring charges, net	(1)	33	nm
Other:
Professional services	79	71	11
Amortization of other intangible assets	47	54	(13)
Regulatory fees and assessments	15	24	(38)
Other(1)	157	120	31
Total other(1)	298	269	11
Total expenses(1)	$2,079	$2,021	3
Number of employees at quarter-end	39,020	36,303	7

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2018	2017
Compensation and employee benefits	$3,477	$3,327	5%
Information systems and communications	968	866	12
Transaction processing services (1)	724	619	17
Occupancy	354	344	3
Acquisition costs	1	21	nm
Restructuring charges, net	(1)	112	nm
Other:
Professional services	247	262	(6)
Amortization of other intangible assets	145	160	(9)
Regulatory fees and assessments	71	77	(8)
Other(1)	508	350	45
Total other(1)	971	849	14
Total expenses(1)	$6,494	$6,138	6

(1) The new revenue recognition standard contributed approximately $70 million and $205 million in total expenses in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively. These contributions comprise the following: in the three months ended September 30, 2018, approximately $38 million in other expenses, $18 million in transaction processing and $14 million across other expense lines; and in the nine months ended September 30, 2018, approximately $128 million in other expenses, $48 million in transaction processing and $29 million across other expense lines.
nm Not meaningful
Compensation and employee benefits expenses increased 1% in the three months ended September 30, 2018, compared to the same period in 2017, primarily due to new business on-boarded and annual merit increases, partially offset by net Beacon savings.
Compensation and employee benefits expenses increased 5% in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to new business on-boarded, investments in technology resources, annual merit increases, and a repositioning charge of $61 million taken in the second quarter of 2018, partially offset by net Beacon savings.
Headcount increased 7% as of September 30, 2018 compared to September 30, 2017. The growth in headcount was all within low cost locations. Headcount

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in high cost locations fell as of September 30, 2018 compared to September 30, 2017, primarily driven by reductions from Beacon.
Information systems and communications expenses increased 12% in both the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily a result of Beacon-related investments and technology infrastructure enhancements.
Transaction processing services increased 10% in the three months ended September 30, 2018 compared to the same period in 2017, reflecting the adoption of the new revenue recognition standard and higher client volumes, partially offset by lower sub-custody costs.
Transaction processing services increased 17% in the nine months ended September 30, 2018 compared to the same period in 2017, reflecting the adoption of the new revenue recognition standard, higher client volumes and assets under custody with sub-custodians.
Other expenses increased 11% and 14% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively, reflecting the adoption of the new revenue recognition standard, partially offset by lower discretionary spending.
As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. Regulatory compliance requirements are anticipated to remain at the elevated levels we have experienced over the past several years.
Acquisition Costs
We recorded minimal acquisition costs in both the three and nine months ended September 30, 2018 related to our acquisition of Charles River Development. We recorded approximately $21 million of acquisition costs in the nine months ended September 30, 2017, all of which related to our acquisition of the GEAM business on July 1, 2016. As we integrate Charles River Development into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021. For further information on the Charles River Development acquisition, refer to Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-Q.
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
In both the three and nine months ended September 30, 2018, we recorded minimal changes related to Beacon, compared to $33 million and $112 million of restructuring charges in the same periods of 2017, respectively. In aggregate, we have recorded restructuring charges of approximately $386 million related to Beacon, including $299 million in severance costs and $87 million in information technology application rationalization and real estate actions.
In the three and nine months ended September 30, 2018, we have achieved approximately $66 million and $183 million, respectively, of Beacon pre-tax year-over-year savings, net of Beacon investments, and expect total pre-tax year-over-year savings of approximately $200 million in 2018. Our target Beacon expenses savings goal is $550 million to be realized by early 2019, of which $509 million has been realized as of September 30, 2018.

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents aggregate restructuring activity for the periods indicated.

TABLE 7: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	38	14	2	54
Accruals for Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	87	11	2	100
Accruals for Beacon	23	9	1	33
Payments and Other Adjustments	(10)	(5)	(1)	(16)
Accrual Balance at September 30, 2017	$100	$15	$2	$117

Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	144	28	3	175
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(31)	(3)	—	(34)
Accrual Balance at June 30, 2018	113	25	3	141
Accruals for Beacon	(1)	—	—	(1)
Payments and Other Adjustments	(18)	(4)	(1)	(23)
Accrual Balance at September 30, 2018	$94	$21	$2	$117
Income Tax Expense
Income tax expense was $102 million and $335 million for the three and nine months ended September 30, 2018, respectively, compared to $137 million and $375 million for the same periods in 2017, respectively. Our effective tax rate for the three and nine months ended September 30, 2018 was 11.8% and 13.4%, respectively, compared to 16.7% and 17.2% for the same periods in 2017, respectively. In the third quarter of 2018, we reduced our provisional estimate of the benefit of the Tax Cuts and Jobs Act by approximately $32 million. This reduction, as well as the lower statutory tax rate, is reflected in the 2018 effective tax rate.
We continue to evaluate interpretations and other guidance regarding the Tax Cuts and Jobs Act.
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

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2018	2017	% Change	2018	2017	% Change
Servicing fees	$1,333	$1,351	(1)%	$4,135	$3,986	4%
Trading services	255	239	7	810	768	5
Securities finance	128	147	(13)	423	459	(8)
Processing fees and other	49	65	(25)	131	203	(35)
Total fee revenue	1,765	1,802	(2)	5,499	5,416	2
Net interest income	680	606	12	1,991	1,691	18
Gains (losses) related to investment securities, net	(1)	1	nm	6	(39)	nm
Total revenue	2,444	2,409	1	7,496	7,068	6
Provision for loan losses	5	3	67	7	4	75
Total expenses	1,693	1,673	1	5,244	5,050	4
Income before income tax expense	$746	$733	2	$2,245	$2,014	11
Pre-tax margin	31%	30%		30%	28%

nm Not meaningful
Servicing Fees
Servicing fees decreased 1% in the three months ended September 30, 2018, compared to the same period in 2017, primarily due to a previously announced client transition and challenging industry conditions, including fee pressure, outflows across the industry, primarily in the U.S. and Europe, and lower emerging markets asset levels.
Servicing fees increased 4% in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to higher global equity markets and new business on-boarded, partially offset by a previously announced client transition. Fees for investment servicing continue to experience pressure, though they are generally associated with client commitments to longer-term relationships.
Servicing fees generated outside the U.S. were approximately 48% and 47% of total servicing fees in the three and nine months ended September 30, 2018, respectively, compared to approximately 47% and 45% for the same periods in 2017, respectively.

TABLE 9: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
Mutual funds	$8,717	$7,603	$7,394
Collective funds	9,646	9,707	9,190
Pension products	6,807	6,704	6,571
Insurance and other products	8,826	9,105	8,955
Total	$33,996	$33,119	$32,110

TABLE 10: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
Equities	$20,070	$19,214	$18,423
Fixed-income	10,018	10,070	9,883
Short-term and other investments	3,908	3,835	3,804
Total	$33,996	$33,119	$32,110

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
North America	$25,157	$24,418	$23,675
Europe/Middle East/Africa	7,094	7,028	6,806
Asia/Pacific	1,745	1,673	1,629
Total	$33,996	$33,119	$32,110

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the third quarter of 2018 totaled approximately $300 billion. Servicing assets remaining to be installed in future periods totaled approximately $465 billion as of September 30, 2018, which will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
As a result of a decision to diversify providers, one of our large clients has begun to move a portion of its assets, largely common trust funds, to another service provider. We remain a significant service provider to this client. The transition, which began in 2018 and is largely complete, represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.
Trading Services
Trading services revenue, as presented in Table 8: Investment Servicing Line of Business Results, increased 7% and 5% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to higher client FX and electronic trading volumes. Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 2: Total Revenue.
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
As principal, our enhanced custody business borrows securities from the lending client or other market participants and then lends such securities to the subsequent borrower, either our client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through assets under custody from clients who have designated State Street as an eligible borrower.
Securities finance revenue, as presented in Table 8: Investment Servicing Line of Business Results, decreased 13% and 8% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively, primarily due to certain balance sheet repositioning efforts completed in the third quarter of 2018, within our enhanced custody business.

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
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results decreased 25% in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a pre-tax gain of approximately $26 million in the third quarter of 2017 related to the sale of an equity trading platform. Processing fees and other revenue decreased 35% in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a pre-tax gain of $30 million on the dispositions of our joint venture interests in IFDS U.K. and BFDS in the first quarter of 2017 and the aforementioned sale of an equity trading platform in the third quarter of 2017.
Expenses
Total expenses for Investment Servicing increased 1% and 4% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively. The increases are primarily due to higher technology costs, costs to support new business on-boarded and higher salaries and benefits, partially offset by net Beacon savings.
Additional information about expenses is provided under Expenses in Consolidated Results of Operations included in this Management's Discussion and Analysis of this Form 10-Q.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Management

TABLE 12: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Three Months Ended September 30,			Nine Months Ended September 30,		% Change
(Dollars in millions, except where otherwise noted)	2018	2017	% Change	2018	2017
Management fees	$474	$419	13%	$1,411	$1,198	18%
Trading services(1)	33	20	65	97	55	76
Processing fees and other	8	1	nm	9	6	50
Total fee revenue	515	440	17	1,517	1,259	20
Net interest income	(8)	(3)	nm	(17)	(3)	nm
Total revenue	507	437	16	1,500	1,256	19
Total expenses	386	314	23	1,173	954	23
Income before income tax expense	$121	$123	(2)	$327	$302	8
Pre-tax margin	24%	28%		22%	24%

(1) Includes revenues associated with the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
nm Not meaningful
Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services, OCIO and other financial services for corporations, public funds and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. Management fees are directly determined by the values of AUM and the investment strategies employed. Management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients.

Management fees increased 13% and 18% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, reflecting higher global equity markets. The new revenue recognition standard contributed approximately $50 million and $140 million to management fees in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, respectively.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management fees generated outside the U.S. were approximately 26% and 27% of total management fees in the three and nine months ended September 30, 2018, respectively, compared to approximately 28% in both the three and nine months ended September 30, 2017.

TABLE 13: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
Equity:
Active	$96	$95	$95
Passive	1,693	1,650	1,545
Total Equity	1,789	1,745	1,640
Fixed-Income:
Active	80	77	73
Passive	343	337	326
Total Fixed-Income	423	414	399
Cash(1)	317	330	347
Multi-Asset-Class Solutions:
Active	20	18	18
Passive	125	129	116
Total Multi-Asset-Class Solutions	145	147	134
Alternative Investments(2):
Active	22	23	24
Passive	114	123	129
Total Alternative Investments	136	146	153
Total	$2,810	$2,782	$2,673

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 14: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
Alternative Investments(2)	$40	$48	$48
Cash	4	2	2
Equity	566	531	478
Fixed-income	69	63	61
Total Exchange-Traded Funds	$679	$644	$589

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 15: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2018	December 31, 2017	September 30, 2017
North America	$1,956	$1,931	$1,845
Europe/Middle East/Africa	476	521	510
Asia/Pacific	378	330	318
Total	$2,810	$2,782	$2,673

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 16: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(3)	270	94	—	56	20	440
Long-term institutional outflows(3)	(344)	(92)	—	(52)	(41)	(529)
Long-term institutional flows, net	(74)	2	—	4	(21)	(89)
ETF flows, net	26	10	—	—	1	37
Cash fund flows, net	—	—	(8)	—	—	(8)
Total flows, net	(48)	12	(8)	4	(20)	(60)
Market appreciation	293	15	2	12	3	325
Foreign exchange impact	26	9	3	5	6	49
Total market/foreign exchange impact	319	24	5	17	9	374
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional inflows(3)	260	111	—	50	11	432
Long-term institutional outflows(3)	(299)	(95)	—	(51)	(12)	(457)
Long-term institutional flows, net	(39)	16	—	(1)	(1)	(25)
ETF flows, net	2	8	1	—	(4)	7
Cash fund flows, net	—	—	(15)	—	—	(15)
Total flows, net	(37)	24	(14)	(1)	(5)	(33)
Market appreciation	92	(11)	2	—	(1)	82
Foreign exchange impact	(11)	(4)	(1)	(1)	(4)	(21)
Total market/foreign exchange impact	81	(15)	1	(1)	(5)	61
Balance as of September 30, 2018	$1,789	$423	$317	$145	$136	$2,810

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
The preceding table does not include approximately $22 billion of new asset management business which was awarded but not installed as of September 30, 2018. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of September 30, 2018 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.
Expenses
Total expenses for Investment Management increased 23% in both the three and nine months ended September 30, 2018 compared to the same periods in 2017, reflecting the impact from the adoption of the new revenue recognition standard in 2018.
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

TABLE 17: AVERAGE STATEMENT OF CONDITION(1)

	Nine Months Ended September 30,
	2018	2017
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$54,414	$49,171
Securities purchased under resale agreements	2,759	2,192
Trading account assets	1,098	949
Investment securities	89,080	95,716
Loans and leases	23,359	21,360
Other interest-earning assets	16,599	22,952
Average total interest-earning assets	187,309	192,340
Cash and due from banks	3,375	3,181
Other non-interest-earning assets	33,386	24,973
Average total assets	$224,070	$220,494

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$52,190	$25,821
Non-U.S.	74,170	96,860
Total interest-bearing deposits	126,360	122,681
Securities sold under repurchase agreements	2,361	3,965
Federal funds purchased	—	1
Other short-term borrowings	1,274	1,313
Long-term debt	10,808	11,569
Other interest-bearing liabilities	5,187	4,881
Average total interest-bearing liabilities	145,990	144,410
Non-interest-bearing deposits	36,081	42,043
Other non-interest-bearing liabilities	19,330	12,130
Preferred shareholders’ equity	3,204	3,197
Common shareholders’ equity	19,465	18,714
Average total liabilities and shareholders’ equity	$224,070	$220,494

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis.

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2018	December 31, 2017
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$223
Mortgage-backed securities	15,473	10,872
Total U.S. Treasury and federal agencies	15,484	11,095
Asset-backed securities:
Student loans(1)	1,441	3,358
Credit cards	616	1,542
Other	611	1,447
Total asset-backed securities	2,668	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,348	6,695
Asset-backed securities	1,521	2,947
Government securities	12,973	10,721
Other	4,744	6,108
Total non-U.S. debt securities	21,586	26,471
State and political subdivisions	4,035	9,151
Collateralized mortgage obligations	303	1,054
Other U.S. debt securities	2,026	2,560
U.S. equity securities(2)	—	46
U.S. money-market mutual funds(2)	—	397
Total	$46,102	$57,121

Held-to-maturity(3):
U.S. Treasury and federal agencies:
Direct obligations	$15,168	$17,028
Mortgage-backed securities	19,697	16,651
Total U.S. Treasury and federal agencies	34,865	33,679
Asset-backed securities:
Student loans(1)	3,031	3,047
Credit cards	325	798
Other	1	1
Total asset-backed securities	3,357	3,846
Non-U.S. debt securities:
Mortgage-backed securities	672	939
Asset-backed securities	228	263
Government securities	357	474
Other	46	48
Total non-U.S. debt securities	1,303	1,724
Collateralized mortgage obligations	1,042	1,209
Total	$40,567	$40,458

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As described in Note 1, upon adoption of ASU 2016-01, we reclassified money-market funds and equity securities classified as AFS to held at fair value through profit and loss in other assets.
(3) Includes securities at amortized cost or fair value on the date of transfer from AFS.

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
Average duration of our investment securities portfolio increased to 3.3 years as of September 30, 2018, compared to 2.7 years as of December 31, 2017. The increase in securities duration reflects a shift towards a strategy where the investment portfolio will target less credit exposure and more HQLA interest-rate exposure.
We sold approximately $16 billion of non-HQLA securities during the nine months ended September 30, 2018, primarily asset-backed securities and municipal bonds. A significant portion of the sales have been reinvested in HQLA and such investments will continue to occur over time with a portion likely to either be held in cash or cash equivalents or used to fund client lending activities.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of September 30, 2018 and December 31, 2017.

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2018	December 31, 2017
AAA(1)	76%	74%
AA	14	16
A	6	6
BBB	4	4
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2018	December 31, 2017
US Treasuries	17%	17%
US Agency MBS	38	26
Foreign Sovereign	16	12
ABS	13	22
Other Credit	16	23
	100%	100%
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2018, compared to approximately 29% as of December 31, 2017.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	September 30, 2018	December 31, 2017
Available-for-sale:
United Kingdom	$3,510	$5,721
Australia	2,924	4,717
Canada	2,473	3,066
France	2,243	2,500
Belgium	1,416	1,193
Japan	1,305	1,319
Italy	1,194	1,645
Spain	1,179	1,413
Austria	1,124	234
Ireland	989	787
Netherlands	957	1,175
Finland	621	299
Germany	487	529
Sweden	354	538
Hong Kong	307	666
Norway	172	514
Other(1)	331	155
Total	$21,586	$26,471
Held-to-maturity:
United Kingdom	$371	$410
Singapore	240	353
Netherlands	199	372
Australia	170	235
Germany	117	127
Spain	95	104
Other(2)	111	123
Total	$1,303	$1,724

(1) Included approximately $235 million as of September 30, 2018, related to supranational bonds. Included approximately $37 million as of December 31, 2017, related to Portugal, which was related to MBS and auto loans.
(2) Included approximately $64 million and $75 million as of September 30, 2018 and December 31, 2017, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 75% and 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2018 and December 31, 2017, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2018 and December 31, 2017, approximately 38% and 61%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.

As of September 30, 2018, our non-U.S. debt securities had an average market-to-book ratio of 99.8%, and an aggregate pre-tax net unrealized loss of approximately $36 million, composed of gross unrealized gains of $109 million and gross unrealized losses of $145 million. These unrealized amounts included:

•
a pre-tax net unrealized loss of $112 million, composed of gross unrealized gains of $27 million and gross unrealized losses of $139 million, associated with non-U.S. debt securities available-for-sale and;

•	a pre-tax net unrealized gain of $76 million, composed of gross unrealized gains of $82 million and gross unrealized losses of $6 million, associated with non-U.S. debt securities held-to-maturity.
As of September 30, 2018, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian, and Dutch mortgages and U.K. and Eurozone consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Municipal Obligations
We carried approximately $4.04 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2018 as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $8.69 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2018
State of Issuer:
Texas	$458	$1,587	$2,045	16%
New York	490	1,536	2,026	16
California	224	1,746	1,970	15
Massachusetts	685	980	1,665	13
Total	$1,857	$5,849	$7,706

December 31, 2017
State of Issuer:
Texas	$1,713	$1,622	$3,335	18%
California	415	2,237	2,652	14
New York	742	1,288	2,030	11
Massachusetts	859	991	1,850	10
Washington	623	366	989	5
Total	$4,352	$6,504	$10,856

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $12.73 billion and $18.47 billion across our businesses as of September 30, 2018 and December 31, 2017, respectively.
(2) Includes municipal loans which are also presented within Table 23: U.S. and Non-U.S. Loans and Leases.
Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 86% of the obligors rated “AAA” or “AA” as of September 30, 2018. As of that date, approximately 34% and 66% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
Loans and Leases

TABLE 23: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	September 30, 2018	December 31, 2017
Domestic:
Commercial and financial	$16,961	$18,696
Commercial real estate	602	98
Lease financing	39	267
Total domestic	17,602	19,061
Non-U.S.:
Commercial and financial	5,559	3,837
Lease financing	211	396
Total non-U.S.	5,770	4,233
Total loans and leases	$23,372	$23,294
Total loans and leases as of September 30, 2018 were relatively flat compared to December 31, 2017 as the decrease in domestic loans and leases was offset by an increase in non-U.S. commercial and financial loans. The increase in domestic commercial real estate loans is a result of our efforts to expand our loan portfolio.
As of September 30, 2018 and December 31, 2017, our investment in senior secured loans totaled approximately $3.9 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of September 30, 2018 and December 31, 2017 of $242 million and $279 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 90% and 89% of the loans rated “BB” or “B” as of September 30, 2018 and December 31, 2017, respectively. Our investment strategy involves generally limiting our

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Loans to municipalities included in the commercial and financial segment were $908 million and $2.1 billion as of September 30, 2018 and December 31, 2017, respectively.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans were modified in troubled debt restructurings during the nine months ended September 30, 2018 and the year ended December 31, 2017.

TABLE 24: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine Months Ended September 30,
(In millions)	2018	2017
Allowance for loan and lease losses:
Beginning balance	$54	$53
Provision for loan and lease losses(1)	7	4
Charge-offs(2)	(1)	—
Ending balance	$60	$57

(1) The provision for loan and lease losses is related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
As of September 30, 2018 and September 30, 2017, approximately $51 million and $49 million, respectively, of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $9 million as of both September 30, 2018 and September 30, 2017, was related to other components of commercial and financial loans.
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
The cross-border outstandings presented in Table 25: Cross-Border Outstandings, represented approximately 29% and 26% of our consolidated total assets as of September 30, 2018 and December 31, 2017, respectively.

TABLE 25: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2018
Germany	$18,330	$766	$19,096
Japan	16,031	1,817	17,848
United Kingdom	13,833	1,327	15,160
Australia	4,146	974	5,120
Canada	2,958	555	3,513
France	3,035	273	3,308
Ireland	1,940	788	2,728
December 31, 2017
Germany	$18,201	$295	$18,496
Japan	15,250	549	15,799
United Kingdom	12,051	1,253	13,304
Australia	5,278	390	5,668
Canada	4,215	707	4,922
France	2,684	344	3,028

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2018, aggregate cross-border outstandings in Luxembourg amounted to between 0.75% and 1% of our consolidated assets, at approximately $2.28 billion. As of December 31, 2017, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.

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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF (a recently formed direct subsidiary of the Parent Company) and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent certain triggers reflecting financial distress at the Parent Company, the liquid assets transferred to SSIF continue to be available to the Parent Company. As of September 30, 2018, the Parent Company and State Street Bank had approximately $400 million of senior notes and subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended September 30, 2018 and December 31, 2017, daily average LCR for the Parent Company was 107% and 112%, respectively. The average HQLA for the Parent Company under the LCR final rule was $94.37 billion and $65.35 billion, post-prescribed haircuts, for the quarters ended September 30, 2018 and December 31, 2017, respectively.

TABLE 26: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
	Quarters Ended
(In millions)	September 30, 2018	December 31, 2017
Excess central bank balances	$46,192	$33,584
Foreign government	12,019	8,064
U.S. Treasuries	10,756	10,278
Other investment securities	25,398	13,422
Total	$94,365	$65,348
With respect to highly liquid short-term investments presented in the preceding table, we maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $46.19 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended September 30, 2018, compared to $33.58 billion for the quarter ended December 31, 2017. The higher levels of average cash balances with central banks was due to normal deposit volatility. The increase in average HQLA for the quarter ended September 30, 2018 compared to the quarter ended December 31, 2017 presented in the table above was primarily a result of the sale of $16 billion in non-HQLA securities during the nine months ended September 30, 2018.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2018 and December 31, 2017, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $67.05 billion for the quarter ended September 30, 2018, compared to $66.10 billion for the quarter December 31, 2017.

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
We had unfunded commitments to extend credit with gross contractual amounts totaling $27.78 billion and $26.49 billion as of September 30, 2018 and December 31, 2017, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2018, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure, commonly referred to as a resolution plan or a living will, to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of our insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. As of September 30, 2018 and December 31, 2017, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.69 billion and $2.84 billion as of September 30, 2018 and December 31, 2017, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.08 billion as of September 30, 2018, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice.

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of September 30, 2018, there was no balance outstanding on this line of credit.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2018, the notional amount of these derivative contracts was $2.42 trillion, of which $2.39 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We had no back-testing exceptions in the quarters ended September 30, 2018, June 30, 2018 and September 30, 2017.

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2018, June 30, 2018 and September 30, 2017, and as of September 30, 2018, June 30, 2018 and September 30, 2017, as measured by our VaR methodology: A covered position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.
Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 27: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended									As of September 30,	As of June 30,	As of September 30,
	September 30, 2018			June 30, 2018			September 30, 2017			2018	2018	2017
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$6,008	$11,947	$3,308	$6,396	$12,946	$3,607	$7,592	$13,703	$3,295	$5,428	$3,851	$9,524
Global Treasury	317	896	91	656	1,813	179	342	790	145	896	257	723
Diversification	(314)	(881)	(136)	(504)	(1,710)	(203)	(388)	(841)	(103)	(886)	(414)	(784)
Total VaR	$6,011	$11,962	$3,263	$6,548	$13,049	$3,583	$7,546	$13,652	$3,337	$5,438	$3,694	$9,463

TABLE 28: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended									As of September 30,	As of June 30,	As of September 30,
	September 30, 2018			June 30, 2018			September 30, 2017			2018	2018	2017
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$27,641	$47,571	$14,811	$38,594	$54,517	$21,608	$23,981	$45,399	$13,363	$25,185	$26,774	$24,755
Global Treasury	2,130	4,467	840	3,927	10,137	1,534	5,309	10,549	2,584	1,958	3,268	5,150
Diversification	(2,619)	(6,345)	(823)	(4,820)	(10,682)	(2,239)	(4,908)	(11,584)	(2,060)	(2,988)	(4,046)	(5,543)
Total VaR	$27,152	$45,693	$14,828	$37,701	$53,972	$20,903	$24,382	$44,364	$13,887	$24,155	$25,996	$24,362
The three month average of our stressed VaR-based measure was approximately $27 million for the quarter ended September 30, 2018, compared to an average of approximately $38 million for the quarter ended June 30, 2018 and $24 million for the quarter ended September 30, 2017. The decrease in the stressed VaR is primarily attributed to lower interest-rate basis risk in emerging markets.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of September 30, 2018, June 30, 2018 and September 30, 2017. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2018			As of June 30, 2018			As of September 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$3,103	$4,939	$233	$2,386	$3,114	$467	$7,876	$2,930	$201
Global Treasury	36	896	—	36	228	—	62	736	—
Diversification	(33)	(943)	—	(17)	(156)	—	(55)	(1,102)	—
Total VaR	$3,106	$4,892	$233	$2,405	$3,186	$467	$7,883	$2,564	$201

TABLE 30: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2018			As of June 30, 2018			As of September 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$14,544	$29,451	$257	$9,457	$36,770	$520	$16,864	$20,608	$214
Global Treasury	109	2,071	—	130	3,391	—	98	5,273	—
Diversification	(117)	(3,446)	—	2	(4,203)	—	(100)	(3,941)	—
Total VaR	$14,536	$28,076	$257	$9,589	$35,958	$520	$16,862	$21,940	$214

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

TABLE 31: NII SENSITIVITY
(In millions)	September 30, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+100 bps shock	$346	$435
–100 bps shock	(171)	(294)
+100 bps ramp	141	177
–100 bps ramp	(74)	(122)
As of September 30, 2018, NII sensitivity remains positioned to benefit from rising interest-rates. Compared to December 31, 2017, our asset sensitive positioning to an instantaneous rise in rates is less sensitive, primarily driven by an increase in U.S. client deposit betas as a result of higher market rates.

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 bps instantaneous shock, approximately 80% of the expected benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 bps instantaneous shock, approximately 30% of the expected benefit is driven by U.S. rates.
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

TABLE 32: EVE SENSITIVITY
(In millions)	September 30, 2018	December 31, 2017
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,827)	$(1,507)
–200 bps shock	1,338	11
As of September 30, 2018, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2017, the change in the up 200 bps instantaneous shocks was driven by higher U.S. interest rates. The change in the down 200 bps instantaneous shock was primarily due to a modeling enhancement for negative rate currencies. The modeling enhancement allows for interest rate shocks to go below zero for certain currencies, such as Euro, where central banks have allowed negative rates. The December 31, 2017 benefit, which does not reflect the modeling enhancement, in the down 200 bps shock would have increased by approximately $1 billion under the new modeling approach.
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
Method 2 is the binding methodology for us and our applicable surcharge is presently calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.5% in 2019, would be 8.5% for CET1 capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation. Further, like all other U.S. G-SIBs, we are also subject to a 2% leverage buffer under the SLR final rule. If we fail to exceed the 2% leverage buffer, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
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
Total Loss-Absorbing Capacity (TLAC)
In December 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as State Street, that are intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. The TLAC final rule imposes: (1) external TLAC requirements (i.e., combined eligible tier 1 regulatory capital and LTD); (2) separate external LTD requirements; and (3) clean holding company requirements that impose restrictions on certain types of liabilities and limit non-TLAC related third party liabilities to 5% of external TLAC, and in each case applicable to State Street Corporation itself (and not its subsidiaries).
Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWAs (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under method 1 of 1.0%) and 9.5% of total leverage exposure (7.5% minimum plus the eSLR buffer of 2.0%), as defined by the SLR final rule, and (2) qualifying external LTD equal to the greater of 7.5% of RWAs (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
Based upon current estimates, assumptions and guidance, we project that compliance with TLAC and LTD will result in increasing our outstanding LTD by approximately $2.0 billion at December 31, 2018 compared to debt outstanding at December 31, 2017.
For additional information on our TLAC requirements, refer to "Regulatory Developments" below in this Management's Discussion and Analysis and page 7 under "Regulatory Capital Adequacy and Liquidity Standards" in "Total Loss-Absorbing Capacity (TLAC)" included under Item 1, Business, in our 2017 Form 10-K.

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. Provisions of the Basel III final rule became effective under a transition timetable starting in January 2014, with full implementation required by January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized” approach and the “advanced” approaches, applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit RWA, including specified risk weights for certain on- and off-balance sheet exposures.
The advanced approaches consist of the AIRB approach used for the calculation of RWA related to credit risk, and the AMA approach used for the calculation of RWA related to operational risk.
The final market risk capital rule requires us to use internal models to calculate daily measures of VaR, that reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk" in this Form 10-Q.
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
The requirement for the capital conservation buffer is being phased in beginning on January 1, 2016, with full implementation by January 1, 2019. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total RWA, above each of the minimum CET1, tier 1, and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.

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
(2) As part of the G-SIB Surcharge final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs. The estimated resulting G-SIB surcharge for State Street is 1.5%.
(3) Minimum CET1 capital, minimum tier 1 capital and minimum total capital presented include the transitional capital conservation buffer as well as the estimated transitional G-SIB surcharge being phased-in beginning January 1, 2016 through January 1, 2019 based on an estimated 1.5% surcharge in all periods.
The specific calculation of State Street's and State Street Bank's risk-based capital ratios has changed as the provisions of the Basel III final rule related to the numerator (capital) and denominator (RWAs) were phased in, and as our RWAs calculated using the advanced approaches changed due to changes in methodology. These methodological changes result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.

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

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2018(1)	Basel III Standardized Approach September 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches September 30, 2018(1)	Basel III Standardized Approach September 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,922	$10,922	$10,302	$10,302	$13,262	$13,262	$11,612	$11,612
Retained earnings			20,387	20,387	18,856	18,856	13,969	13,969	12,312	12,312
Accumulated other comprehensive income (loss)			(1,661)	(1,661)	(972)	(972)	(1,450)	(1,450)	(809)	(809)
Treasury stock, at cost			(8,735)	(8,735)	(9,029)	(9,029)	—	—	—	—
Total			20,913	20,913	19,157	19,157	25,781	25,781	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,016)	(7,016)	(6,877)	(6,877)	(6,721)	(6,721)	(6,579)	(6,579)
Other adjustments(4)			(194)	(194)	(76)	(76)	(48)	(48)	(5)	(5)
CET1 capital			13,703	13,703	12,204	12,204	19,012	19,012	16,531	16,531
Preferred stock			3,690	3,690	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			17,393	17,393	15,382	15,382	19,012	19,012	16,531	16,531
Qualifying subordinated long-term debt			761	761	980	980	759	759	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			5	74	4	72	—	75	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$18,159	$18,228	$16,367	$16,435	$19,771	$19,846	$17,514	$17,586
RWAs:
Credit risk(5)			$50,272	$104,515	$52,000	$101,349	$47,732	$101,444	$49,489	$98,433
Operational risk(6)			45,840	NA	45,822	NA	45,315	NA	45,295	NA
Market risk			1,255	1,255	1,334	1,334	1,255	1,255	1,334	1,334
Total RWAs			$97,367	$105,770	$99,156	$102,683	$94,302	$102,699	$96,118	$99,767
Adjusted quarterly average assets			$214,103	$214,103	$209,328	$209,328	$211,477	$211,477	$206,070	$206,070

Capital Ratios:	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(8)
CET1 capital	7.5%	6.5%	14.1%	13.0%	12.3%	11.9%	20.2%	18.5%	17.2%	16.6%
Tier 1 capital	9.0	8.0	17.9	16.4	15.5	15.0	20.2	18.5	17.2	16.6
Total capital	11.0	10.0	18.7	17.2	16.5	16.0	21.0	19.3	18.2	17.6
Tier 1 leverage	4.0	4.0	8.1	8.1	7.3	7.3	9.0	9.0	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of associated deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(5) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Under the current advanced approaches rules and regulatory guidance concerning operational risk models, RWA attributable to operational risk can vary substantially from period-to-period, without direct correlation to the effects of a particular loss event on our results of operations and financial condition and impacting dates and periods that may differ from the dates and periods as of and during which the loss event is reflected in our financial statements, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our operational RWA under the advanced approaches depending on the severity of the loss event and its categorization among the seven Basel-defined UOMs.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2018. See Table 33: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
(8) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017. See Table 33: Basel III Final Rules Transition Arrangements and Minimum Risk-Based Capital Ratios.
NA Not applicable

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $1.50 billion as of September 30, 2018 compared to December 31, 2017 primarily driven by net income of $2.16 billion for the nine months ended September 30, 2018, and the third quarter of 2018 issuance of common stock of $1.15 billion, offset by capital distributions of $982 million from common and preferred stock dividends and common stock purchases, accumulated other comprehensive loss of $689 million and a $297 million impact from the 2018 phase-in of the deduction of intangibles (100% in 2018 compared to 80% in 2017).
In the same comparative period, our tier 1 capital increased $2.01 billion and total capital increased $1.79 billion under advanced approaches and increased $1.79 billion under standardized approach due to the changes in our CET1 capital and the issuance of preferred stock of approximately $500 million in the third quarter of 2018.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

TABLE 35: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2018	Basel III Standardized Approach September 30, 2018	Basel III Advanced Approaches December 31, 2017	Basel III Standardized Approach December 31, 2017
CET1 capital:
CET1 capital balance, beginning of period	$12,204	$12,204	$11,624	$11,624
Net income	2,160	2,160	2,177	2,177
Changes in treasury stock, at cost	294	294	(1,347)	(1,347)
Dividends declared	(632)	(632)	(778)	(778)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(139)	(139)	(529)	(529)
Effect of certain items in accumulated other comprehensive income (loss)	(689)	(689)	964	964
Other adjustments	505	505	93	93
Changes in CET1 capital	1,499	1,499	580	580
CET1 capital balance, end of period	13,703	13,703	12,204	12,204
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,382	15,382	14,717	14,717
Change in CET1 capital	1,499	1,499	580	580
Net issuance of preferred stock	494	494	—	—
Trust preferred capital securities phased out of tier 1 capital	—	—	—	—
Other adjustments	18	18	85	85
Changes in tier 1 capital	2,011	2,011	665	665
Tier 1 capital balance, end of period	17,393	17,393	15,382	15,382
Tier 2 capital:
Tier 2 capital balance, beginning of period	985	1,053	1,192	1,250
Net issuance and changes in long-term debt qualifying as tier 2	(219)	(219)	(192)	(192)
Changes in ALLL and other	1	2	(15)	(5)
Change in other adjustments	(1)	(1)	—	—
Changes in tier 2 capital	(219)	(218)	(207)	(197)
Tier 2 capital balance, end of period	766	835	985	1,053
Total capital:
Total capital balance, beginning of period	16,367	16,435	15,909	15,967
Changes in tier 1 capital	2,011	2,011	665	665
Changes in tier 2 capital	(219)	(218)	(207)	(197)
Total capital balance, end of period	$18,159	$18,228	$16,367	$16,435

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches RWAs for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

TABLE 36: ADVANCED APPROACHES RWA ROLL-FORWARD
(In millions)	September 30, 2018	December 31, 2017
Total RWAs, beginning of period	$99,156	$99,301
Changes in RWAs:
Net increase (decrease) in investment securities-wholesale	(516)	2,914
Net increase (decrease) in loans and leases	(676)	30
Net increase (decrease) in securitization exposures	(3,165)	(683)
Net increase (decrease) in repo-style transaction exposures	191	440
Net increase (decrease) in OTC derivatives exposures	837	(1,129)
Net increase (decrease) in all other(1)	1,601	(2,543)
Net increase (decrease) in credit RWAs	(1,728)	(971)
Net increase (decrease) in market RWAs	(79)	(417)
Net increase (decrease) in operational RWAs	18	1,243
Total RWAs, end of period	$97,367	$99,156

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of September 30, 2018, total advanced approaches RWAs decreased $1.79 billion compared to December 31, 2017, primarily due to lower credit RWA. The decrease in credit RWA was primarily due to the sale of $16 billion of non-HQLA within the investment portfolio in the nine months ended September 30, 2018, partially offset by increases in all other exposures and the FX derivative portfolio due to higher volumes and positive mark to market with corporates.

The following table presents a roll-forward of the Basel III standardized approach RWAs for the nine months ended September 30, 2018 and year ended December 31, 2017.

TABLE 37: STANDARDIZED APPROACH RWA ROLL-FORWARD
(In millions)	September 30, 2018	December 31, 2017
Total estimated RWAs, beginning of period(1)	$102,683	$99,876
Changes in credit RWAs:
Net increase (decrease) in investment securities-wholesale	(1,806)	1,729
Net increase (decrease) in loans and leases	1,479	2,589
Net increase (decrease) in securitization exposures	(3,164)	(690)
Net increase (decrease) in repo-style transaction exposures	918	2,058
Net increase (decrease) in OTC derivatives exposures	2,891	(1,709)
Net increase (decrease) in all other(2)	2,848	(753)
Net increase (decrease) in credit RWAs	3,166	3,224
Net increase (decrease) in market RWAs	(79)	(417)
Total RWAs, end of period	$105,770	$102,683

(1) Standardized approach RWAs as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of September 30, 2018, total standardized approach RWAs increased $3.09 billion compared to December 31, 2017, primarily due to higher credit RWA. The main drivers of the credit RWA change were increases in the FX derivative portfolio due to higher volumes and positive mark to mark with corporates and higher overdrafts with corporates (both which have a higher prescribed risk weight under the standardized approach), and increases in all other exposures. These increases were partially offset by the sale of $16 billion of non-HQLA within the investment portfolio in the nine months ended September 30, 2018.
The regulatory capital ratios as of September 30, 2018, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2018, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWAs and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined UOMs, and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations.
Due to the influence of changes in these advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or market activities or experiences or other updates or factors, we expect that our advanced systems and our capital ratios calculated in conformity with the Basel III final rule will change and may be volatile over time, and that those latter changes or volatility could be material as calculated and measured from period to period. The full effects of the Basel III final rule on us and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making.
Regulatory Developments
In April 2018, the FRB issued a proposed rule which would replace the current 2% supplementary leverage ratio buffer for G-SIBs, with a buffer equal to 50% of their G-SIB buffer. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In addition, the FRB has issued a separate proposed rule replacing the current 2.5% capital conservation buffer with a firm specific buffer (referred to as the Stress Capital Buffer or SCB), updated annually and tailored to reflect the results of the most recent Federal Reserve’s CCAR supervisory severely adverse scenario stress test. The proposal also introduces a Stress Leverage Buffer (SLB) applicable to the tier 1 leverage ratio. Under the proposal, both the SCB and SLB would become effective October 1, 2019.

Changes to the final rules, if and when proposed, may be material and the application of the proposed rule involves estimates which cannot reasonably be made at present. Consequently, we have not estimated the impact of the proposed rule.
The Economic Growth, Regulatory Relief and Consumer Protection Act, which was signed into law by President Trump in May 2018, includes modifications to the SLR requirements as applied to custody banks. Specifically, the modifications would allow certain central bank deposits to be excluded from the SLR denominator, or total leverage exposure. In addition, the Act may impact our TLAC and LTD requirements as the definition of the supplementary leverage ratio has been modified for custodial banks. Our estimates as to our LTD needs at December 31, 2018, to satisfy TLAC and LTD requirements, are subject to updates based on the changing regulatory landscape and additional regulatory guidance and interpretation.
Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like us, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. The SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ PCA framework and (ii) we maintain an SLR of at least 5% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures.

TABLE 38: SUPPLEMENTARY LEVERAGE RATIO
(In millions)	September 30, 2018
State Street:
Tier 1 capital	$17,393

On-and off-balance sheet leverage exposure	253,821
Less: regulatory deductions	(7,210)
Total assets for SLR	$246,611
Supplementary leverage ratio	7.1%

State Street Bank:
Tier 1 capital	$19,012

On-and off-balance sheet leverage exposure	250,764
Less: regulatory deductions	(6,769)
Total assets for SLR	$243,995
Supplementary leverage ratio	7.8%

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
In September 2018, we issued 500,000 depositary shares, each representing 1/100th ownership interest in shares of our fixed-to-floating rate non-cumulative perpetual preferred stock, Series H, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $500 million, and were used to fund a portion of our acquisition of Charles River Development on October 1, 2018. Dividends on the Series H Preferred stock will be paid semi-annually and will commence on December 15, 2018, with the first dividend paid on a pro-rata basis.
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2018:

TABLE 39: PREFERRED STOCK ISSUED AND OUTSTANDING
	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (In millions)	Redemption Date(1)
Preferred Stock(2):
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	494	December 15, 2023

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

State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

	Nine Months Ended September 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Total			$146			$146

(1) Dividends were paid in September 2018.
In October 2018, we declared dividends on our Series C, D, E, G and H preferred stock of approximately $1,313, $1,475, $1,500, $1,338 and $1,219, respectively, per share, or approximately $0.33, $0.37, $0.38, $0.33 and $12.19, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million, $7 million and $6 million on our Series C, D, E, G and H preferred stock, respectively, which will be paid in December 2018.
Common Stock
In July 2018, we completed a public offering of approximately 13.24 million shares of our common stock. The offering price was $86.93 per share and net proceeds totaled approximately $1.15 billion, and were used to fund a portion of our acquisition of Charles River Development on October 1, 2018.
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). In June 2018, the Federal Reserve issued a conditional non-objection to our capital plan submitted as part of the 2018 CCAR submission; and in connection with such capital plan our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). In connection with our acquisition of Charles River Development, we did not purchase any common stock during either the quarter ended June 30, 2018 under the 2017 Program or the quarter ended September 30, 2018 under the 2018 Program and we do not intend to purchase any common stock during the fourth quarter of 2018. We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.
The table below presents the activity under our common stock purchase program during the period indicated:

TABLE 41: SHARES REPURCHASED
	Nine Months Ended September 30, 2018(1)
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

(1) There were no shares repurchased in the three months ended September 30, 2018 under the 2018 Program.

State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2018		2017
Common Stock	$0.47	$179	$0.42	$156

	Nine Months Ended September 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2018		2017
Common Stock	$1.31	$486	$1.18	$442
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
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and our capital positions, financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.

State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $380.39 billion as of September 30, 2018, compared to $381.82 billion as of December 31, 2017. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $399.25 billion and $400.83 billion as collateral for indemnified securities on loan as of September 30, 2018 and December 31, 2017, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $399.25 billion and $400.83 billion, referenced above, $55.53 billion and $61.27 billion was invested in indemnified repurchase agreements as of September 30, 2018 and December 31, 2017, respectively. We or our agents held $58.98 billion and $65.27 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2018 and December 31, 2017, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 50

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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2018, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Fee revenue:
Servicing fees	$1,333	$1,351	$4,135	$3,986
Management fees	474	419	1,411	1,198
Trading services	288	259	907	823
Securities finance	128	147	423	459
Processing fees and other	57	66	140	209
Total fee revenue	2,280	2,242	7,016	6,675
Net interest income:
Interest income	916	761	2,680	2,111
Interest expense	244	158	706	423
Net interest income	672	603	1,974	1,688
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	—	1	8	(39)
Losses from other-than-temporary impairment	(1)	—	(2)	—
Gains (losses) related to investment securities, net	(1)	1	6	(39)
Total revenue	2,951	2,846	8,996	8,324
Provision for loan losses	5	3	7	4
Expenses:
Compensation and employee benefits	1,103	1,090	3,477	3,327
Information systems and communications	332	296	968	866
Transaction processing services	236	215	724	619
Occupancy	110	118	354	344
Acquisition and restructuring costs	—	33	—	133
Professional services	79	71	247	262
Amortization of other intangible assets	47	54	145	160
Other	172	144	579	427
Total expenses	2,079	2,021	6,494	6,138
Income before income tax expense	867	822	2,495	2,182
Income tax expense	102	137	335	375
Net income	$765	$685	$2,160	$1,807
Net income available to common shareholders	$709	$629	$2,012	$1,659
Earnings per common share:
Basic	$1.89	$1.69	$5.45	$4.41
Diluted	1.87	1.66	5.38	4.35
Average common shares outstanding (in thousands):
Basic	374,963	372,765	369,368	376,430
Diluted	379,383	378,518	374,064	381,779
Cash dividends declared per common share	$.47	$.42	$1.31	$1.18
The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2018	2017
Net income	$765	$685
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $3 and ($7), respectively	(57)	259
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($66) and $28, respectively	(218)	47
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($12) and $4, respectively	20	4
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $1, respectively	2	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($5) and ($15), respectively	30	(27)
Net unrealized gains (losses) on retirement plans, net of related taxes of $2 and zero, respectively	—	2
Other comprehensive income (loss)	(223)	286
Total comprehensive income	$542	$971

	Nine Months Ended September 30,
(In millions)	2018	2017
Net income	$2,160	$1,807
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($59) and $6, respectively	(244)	785
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($202) and $336, respectively	(475)	519
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $10 and $9, respectively	29	13
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $4 and $2, respectively	1	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($15) and ($179), respectively	(27)	(274)
Net unrealized gains (losses) on retirement plans, net of related taxes of $5 and $2, respectively	14	10
Other comprehensive income (loss)	(702)	1,056
Total comprehensive income	$1,458	$2,863

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	September 30, 2018	December 31, 2017
Assets:	(Unaudited)
Cash and due from banks	$4,145	$2,107
Interest-bearing deposits with banks	63,618	67,227
Securities purchased under resale agreements	4,195	3,241
Trading account assets	1,001	1,093
Investment securities available-for-sale	46,102	57,121
Investment securities held-to-maturity (fair value of $39,591 and $40,255)	40,567	40,458
Loans and leases (less allowance for losses of $60 and $54)	23,312	23,240
Premises and equipment (net of accumulated depreciation of $4,110 and $3,881)	2,193	2,186
Accrued interest and fees receivable	3,196	3,099
Goodwill	6,016	6,022
Other intangible assets	1,461	1,613
Other assets	38,201	31,018
Total assets	$234,007	$238,425
Liabilities:
Deposits:
Non-interest-bearing	$41,893	$47,175
Interest-bearing - U.S.	63,661	50,139
Interest-bearing - non-U.S.	62,644	87,582
Total deposits	168,198	184,896
Securities sold under repurchase agreements	1,690	2,842
Other short-term borrowings	1,009	1,144
Accrued expenses and other liabilities	28,222	15,606
Long-term debt	10,335	11,620
Total liabilities	209,454	216,108
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	10,418	9,799
Retained earnings	20,387	18,856
Accumulated other comprehensive income (loss)	(1,711)	(1,009)
Treasury stock, at cost (124,390,135 and 136,229,784 shares)	(8,735)	(9,029)
Total shareholders’ equity	24,553	22,317
Total liabilities and shareholders' equity	$234,007	$238,425

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					1,807				1,807
Other comprehensive income (loss)						1,056			1,056
Cash dividends declared:
Common stock - $1.18 per share					(442)				(442)
Preferred stock					(146)				(146)
Common stock acquired							13,131	(1,100)	(1,100)
Common stock awards vested				21			(2,033)	85	106
Other					(3)				(3)
Balance as of September 30, 2017	$3,196	503,880	$504	$9,803	$18,675	$(984)	133,039	$(8,697)	$22,497
Balance as of December 31, 2017	$3,196	503,880	$504	$9,799	$18,856	$(1,009)	136,230	$(9,029)	$22,317
Net income					2,160				2,160
Other comprehensive income (loss)						(702)			(702)
Preferred stock issued	494								494
Common stock issued				586			(13,244)	564	1,150
Cash dividends declared:
Common stock - $1.31 per share					(486)				(486)
Preferred stock					(146)				(146)
Common stock acquired							3,324	(350)	(350)
Common stock awards vested				33			(1,931)	81	114
Other					3		11	(1)	2
Balance as of September 30, 2018	$3,690	503,880	$504	$10,418	$20,387	$(1,711)	124,390	$(8,735)	$24,553

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2018	2017
Operating Activities:
Net income	$2,160	$1,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(98)	(217)
Amortization of other intangible assets	145	160
Other non-cash adjustments for depreciation, amortization and accretion, net	729	636
(Gains) losses related to investment securities, net	(6)	39
Change in trading account assets, net	92	(111)
Change in accrued interest and fees receivable, net	(97)	(399)
Change in collateral deposits, net	7,236	(1,232)
Change in unrealized losses on foreign exchange derivatives, net	(2,118)	1,136
Change in other assets, net	(64)	(2,063)
Change in accrued expenses and other liabilities, net	750	1,733
Other, net	95	368
Net cash provided by operating activities	8,824	1,857
Investing Activities:
Net decrease in interest-bearing deposits with banks	3,609	9,979
Net (increase) in securities purchased under resale agreements	(954)	(1,509)
Proceeds from sales of available-for-sale securities	15,712	7,122
Proceeds from maturities of available-for-sale securities	11,156	21,619
Purchases of available-for-sale securities	(17,949)	(20,891)
Proceeds from maturities of held-to-maturity securities	5,003	2,647
Purchases of held-to-maturity securities	(4,390)	(3,961)
Net (increase) in loans and leases	(53)	(3,859)
Business acquisitions, net of cash acquired	(63)	—
Purchases of equity investments and other long-term assets	(243)	(32)
Purchases of premises and equipment, net	(436)	(485)
Proceeds from sale of joint venture investment	—	172
Other, net	39	77
Net cash provided by investing activities	11,431	10,879
Financing Activities:
Net increase (decrease) in time deposits	1,606	(16,790)
Net (decrease) increase in all other deposits	(18,304)	8,890
Net increase (decrease) in other short-term borrowings	(1,287)	(865)
Proceeds from issuance of long-term debt, net of issuance costs	—	747
Payments for long-term debt and obligations under capital leases	(1,032)	(482)
Proceeds from issuance of preferred stock	495	—
Proceeds from issuance of common stock	1,150	—
Purchases of common stock	(350)	(942)
Repurchases of common stock for employee tax withholding	113	(101)
Payments for cash dividends	(608)	(577)
Other, net	—	9
Net cash (used in) financing activities	(18,217)	(10,111)
Net increase	2,038	2,625
Cash and due from banks at beginning of period	2,107	1,314
Cash and due from banks at end of period	$4,145	$3,939

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
In October 2018, we completed our previously announced acquisition of Charles River Development, a provider of investment management front office tools and solutions, for an all cash purchase price of approximately $2.6 billion.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Developments

Relevant standards that were issued but not yet adopted:

Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842) and relevant amendments
The standard represents a wholesale change to lease accounting and requires all leases, other than short-term leases, to be reported on balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires extensive disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities.
January 1, 2019
We continue to assess the impact of the standard on our consolidated financial statements, but expect an increase in assets and liabilities due to the recognition of the required right-of-use assets and lease liabilities. This increase will depend on the lease portfolio at the time of adoption, but will largely relate to approximately $1 billion of future minimum lease payments due under existing operating leases of office space. No material changes are expected to the recognition of operating lease expense in the Consolidated Statement of Income. We will adopt the standard by applying the alternative transition method whereby comparative periods will not be restated, and any cumulative effect adjustment to the opening balance of retained earnings would be recognized as of January 1, 2019. The impact on retained earnings is expected to be immaterial. We expect to elect the standard’s package of three practical expedients, which includes (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. Also, we will make an accounting policy election not to apply the recognition requirements to short-term leases.

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
January 1, 2020, early adoption permitted
We are continuing to assess the impact of the standard on our consolidated financial statements.  We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and are currently developing key accounting policies, assessing existing credit loss models against the new guidance and processes and identifying a complete set of data requirements and sources to ensure that the expected credit losses are calculated in accordance with the standard.  We continue to develop and test new and modified credit loss models and based on our analysis to date, we expect the recognition of credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses which will be impacted by the Company's portfolio and the macroeconomic factors on the date of adoption. We plan to adopt the new guidance on January 1, 2020.

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
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium amortization on Purchased Callable Debt Securities
The standard shortens the amortization period for certain purchased callable debt securities to the earliest call date. The standard does not impact debt securities which are held at a discount. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the beginning of the period of adoption.
		January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and do not expect the impact to be significant.
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
January 1, 2019, early adoption permitted
We anticipate adopting the standard in the fourth quarter of 2018. As part of that adoption we anticipate reclassifying certain debt securities from held-to-maturity to available-for-sale. We continue to assess the full impact of the standard, but we do not expect a significant impact on our consolidated financial statements.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard provides an election to reclassify the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings.

		January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and determining if the adjustments in the new standard will be adopted.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Relevant standards that were issued but not yet adopted:

Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The standard eliminates, amends and adds disclosure requirements for fair value measurements.	January 1, 2020, early adoption permitted
This standard allows early adoption for the eliminated and amended disclosures upon issuance but the added disclosures can be delayed until effective date. We are currently evaluating the impact of the new standard and the early adoption provisions.

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

This standard addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software.
		January 1, 2020, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.
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
For the nine months ended September 30, 2018, both revenues and expenses increased by approximately $205 million, primarily due to the updated principal and agent guidance. The revenue impact was approximately $140 million in management fees, $47 million in trading services and $18 million across other revenue line items, and the expense impact was approximately $128 million in other expenses, $48 million in transaction processing and $29 million across other expense line items. Adoption of the standard had no impact on cash from or used in operating, financing, or investing activities on our consolidated statements of cash flows.

We adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. Under the new standard, all equity securities will be measured at fair value through earnings with certain exceptions, including investments accounted for under the equity method of accounting or where the fair market value of an equity security is not readily available. Upon adoption of the standard on January 1, 2018, we reclassified approximately $397 million of money market funds and $46 million of equity securities classified as AFS to held at fair value through profit and loss in other assets. The cumulative-effect transition adjustment recognized in retained earnings on January 1, 2018, and the change in fair value recognized through profit and loss for the period ended September 30, 2018, were immaterial to the financial statements.

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the nine months ended September 30, 2018, no assets or liabilities were transferred between levels 1 and 2. Approximately $9 million of assets were transferred between levels 1 and 2 during the year ended December 31, 2017.

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2018
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$33	$—	$—		$33
Non-U.S. government securities	151	180	—		331
Other	109	528	—		637
Total trading account assets	293	708	—		1,001
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	11	—	—		11
Mortgage-backed securities	—	15,473	—		15,473
Total U.S. Treasury and federal agencies	11	15,473	—		15,484
Asset-backed securities:
Student loans	—	1,441	—		1,441
Credit cards	—	616	—		616
CLOs	—	—	611		611
Total asset-backed securities	—	2,057	611		2,668
Non-U.S. debt securities:
Mortgage-backed securities	—	2,348	—		2,348
Asset-backed securities	—	930	591		1,521
Government securities	—	12,973	—		12,973
Other(2)	—	4,640	104		4,744
Total non-U.S. debt securities	—	20,891	695		21,586
State and political subdivisions	—	4,035	—		4,035
Collateralized mortgage obligations	—	295	8		303
Other U.S. debt securities	—	2,026	—		2,026
Total AFS investment securities	11	44,777	1,314		46,102
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,059	2	$(10,351)	4,710
Interest-rate contracts	4	—	—	—	4
Other derivative contracts	2	11	—	—	13
Total derivative instruments	6	15,070	2	(10,351)	4,727
Other	—	390	—	—	390
Total assets carried at fair value	$310	$60,945	$1,316	$(10,351)	$52,220
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$107	$—	$—	$—	$107
Derivative instruments:
Foreign exchange contracts	—	14,933	2	(10,557)	4,378
Interest-rate contracts	1	91	—	—	92
Other derivative contracts	2	250	—	—	252
Total derivative instruments	3	15,274	2	(10,557)	4,722
Total liabilities carried at fair value	$110	$15,274	$2	$(10,557)	$4,829

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1,191 million and $1,397 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2018, the fair value of other non-U.S. debt securities was primarily composed of $1,929 million of covered bonds and $1,782 million of corporate bonds.

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

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2018 and 2017, respectively, including total realized and unrealized gains and losses. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and nine months ended September 30, 2018 and 2017, transfers into level 3 were mainly related to certain CMO, MBS and ABS, including non-U.S. debt securities, for which fair value was measured using information obtained from third-party sources, including non-binding broker/dealer quotes. During the three and nine months ended September 30, 2018 and 2017, transfers out of level 3 were mainly related to certain CMO, MBS and ABS, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2018
	Fair Value as of June 30, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
CLOs	$851	$1	$(2)	$—	$(239)	$—	$—	$611
Total asset-backed securities	851	1	(2)	—	(239)	—	—	611
Non-U.S. debt securities:
Asset-backed securities	474	—	(2)	76	(3)	46	—	591
Other	169	—	—	—	(1)	—	(64)	104
Total non-U.S. debt securities	643	—	(2)	76	(4)	46	(64)	695
CMOs	—	—	—	—	—	8	—	8
Total AFS investment securities	1,494	1	(4)	76	(243)	54	(64)	1,314
Derivative instruments:
Foreign exchange contracts	7	(2)	—	3	(6)	—	—	2	$(2)
Total derivative instruments	7	(2)	—	3	(6)	—	—	2	(2)
Total assets carried at fair value	$1,501	$(1)	$(4)	$79	$(249)	$54	$(64)	$1,316	$(2)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
CLOs	$1,358	$3	$(5)	$319	$(636)	$(219)	$—	$(209)	$611
Total asset-backed securities	1,358	3	(5)	319	(636)	(219)	—	(209)	611
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	(3)	455	(310)	(67)	114	—	591
Other	204	—	—	—	—	(36)	—	(64)	104
Total non-U.S. debt securities	725	—	(3)	455	(310)	(103)	114	(183)	695
State and political subdivisions	43	—	—	—	(37)	(1)	—	(5)	—
CMOs	—	—	—	—	—	—	8	—	8
Total AFS investment securities	2,126	3	(8)	774	(983)	(323)	122	(397)	1,314
Derivative instruments:
Foreign exchange contracts	1	(3)	—	4	—	—	—	—	2	$(2)
Total derivative instruments	1	(3)	—	4	—	—	—	—	2	(2)
Total assets carried at fair value	$2,127	$—	$(8)	$778	$(983)	$(323)	$122	$(397)	$1,316	$(2)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2017
	Fair Value as of June 30, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Fair Value as of September 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—	$25	$25
Asset-backed securities:
Student loans	—	—	—	200	—	—	—	200
Other	951	1	1	60	—	(2)	175	1,186
Total asset-backed securities	951	1	1	260	—	(2)	175	1,386
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	118	—	—	—	118
Asset-backed securities	63	—	—	29	(10)	—	15	97
Other	274	—	—	—	(80)	7	—	201
Total non-U.S. debt securities	337	—	—	147	(90)	7	15	416
State and political subdivisions	38	—	—	—	—	—	—	38
Other U.S. debt securities	19	—	—	—	—	—	—	19
Total AFS investment securities	1,345	1	1	407	(90)	5	215	1,884
Derivative instruments:
Foreign exchange contracts	5	—	—	2	—	(5)	—	2	$(2)
Total derivative instruments	5	—	—	2	—	(5)	—	2	(2)
Total assets carried at fair value	$1,350	$1	$1	$409	$(90)	$—	$215	$1,886	$(2)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—	$25	$—	$25
Asset-backed securities:
Student loans	97	—	1	200	—	—	—	(98)	200
Other	905	2	—	415	—	(412)	276	—	1,186
Total asset-backed securities	1,002	2	1	615	—	(412)	276	(98)	1,386
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	118	—	—	—	—	118
Asset-backed securities	32	1	(1)	60	(10)	(21)	67	(31)	97
Other	248	—	—	5	(80)	28	—	—	201
Total non-U.S. debt securities	280	1	(1)	183	(90)	7	67	(31)	416
State and political subdivisions	39	—	—	—	—	(1)	—	—	38
CMOs	16	—	—	23	—	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	—	19
Total AFS investment securities	1,337	3	—	840	(90)	(406)	368	(168)	1,884
Derivative instruments:
Foreign exchange contracts	8	(6)	—	4	—	(4)	—	—	2	$(1)
Total derivative instruments	8	(6)	—	4	—	(4)	—	—	2	(1)
Total assets carried at fair value	$1,345	$(3)	$—	$844	$(90)	$(410)	$368	$(168)	$1,886	$(1)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our level 3 financial assets and liabilities measured at fair value on a recurring basis for which we use internally-developed pricing models. The significant unobservable inputs for our level 3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker/dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2018	As of December 31, 2017	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2018	As of December 31, 2017
Significant unobservable inputs readily available to State Street:
Assets:
Derivative instruments, foreign exchange contracts	$2	$1	Option model	Volatility	10.9%	7.2%
Total	$2	$1
Liabilities:
Derivative instruments, foreign exchange contracts	$2	$1	Option model	Volatility	11.8%	7.2%
Total	$2	$1

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

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2018
Financial Assets:
Cash and due from banks	$4,145	$4,145	$4,145	$—	$—
Interest-bearing deposits with banks	63,618	63,618	—	63,618	—
Securities purchased under resale agreements	4,195	4,195	—	4,195	—
Investment securities held-to-maturity	40,567	39,591	14,785	24,623	183
Net loans (excluding leases)(1)	23,062	23,058	—	23,018	40
Other(2)	8,505	8,505	—	8,505	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$41,893	$41,893	$—	$41,893	$—
Interest-bearing - U.S.	63,661	63,661	—	63,661	—
Interest-bearing - non-U.S.	62,644	62,644	—	62,644	—
Securities sold under repurchase agreements	1,690	1,690	—	1,690	—
Other short-term borrowings	1,009	1,009	—	1,009	—
Long-term debt	10,335	10,549	—	10,309	240
Other(2)	8,505	8,505	—	8,505	—

(1) Includes $33 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of September 30, 2018.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$—	$—	$11	$222	$2	$1	$223
Mortgage-backed securities	15,841	8	376	15,473	10,975	26	129	10,872
Total U.S. Treasury and federal agencies	15,852	8	376	15,484	11,197	28	130	11,095
Asset-backed securities:
Student loans(1)	1,422	20	1	1,441	3,325	37	4	3,358
Credit cards	639	1	24	616	1,565	2	25	1,542
CLOs	609	3	1	611	1,440	7	—	1,447
Total asset-backed securities	2,670	24	26	2,668	6,330	46	29	6,347
Non-U.S. debt securities:
Mortgage-backed securities	2,348	4	4	2,348	6,664	36	5	6,695
Asset-backed securities	1,523	1	3	1,521	2,942	5	—	2,947
Government securities	13,080	8	115	12,973	10,754	16	49	10,721
Other(2)	4,747	14	17	4,744	6,076	38	6	6,108
Total non-U.S. debt securities	21,698	27	139	21,586	26,436	95	60	26,471
State and political subdivisions(3)	3,959	93	17	4,035	8,929	245	23	9,151
Collateralized mortgage obligations	310	—	7	303	1,060	3	9	1,054
Other U.S. debt securities	2,065	4	43	2,026	2,563	12	15	2,560
U.S. equity securities(4)	—	—	—	—	40	8	2	46
U.S. money-market mutual funds(4)	—	—	—	—	397	—	—	397
Total	$46,554	$156	$608	$46,102	$56,952	$437	$268	$57,121
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$15,168	$—	$325	$14,843	$17,028	$—	$143	$16,885
Mortgage-backed securities	19,697	2	802	18,897	16,651	22	225	16,448
Total U.S. Treasury and federal agencies	34,865	2	1,127	33,740	33,679	22	368	33,333
Asset-backed securities:
Student loans(1)	3,031	43	7	3,067	3,047	32	9	3,070
Credit cards	325	—	—	325	798	2	—	800
Other	1	—	—	1	1	—	—	1
Total asset-backed securities	3,357	43	7	3,393	3,846	34	9	3,871
Non-U.S. debt securities:
Mortgage-backed securities	672	81	6	747	939	82	6	1,015
Asset-backed securities	228	—	—	228	263	1	—	264
Government securities	357	1	—	358	474	2	—	476
Other	46	—	—	46	48	—	—	48
Total non-U.S. debt securities	1,303	82	6	1,379	1,724	85	6	1,803
Collateralized mortgage obligations	1,042	44	7	1,079	1,209	45	6	1,248
Total	$40,567	$171	$1,147	$39,591	$40,458	$186	$389	$40,255

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2018 and December 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $1,929 million and $3,537 million, respectively, of covered bonds and $1,782 million and $1,885 million, respectively, of corporate bonds.
(3) As of September 30, 2018 and December 31, 2017, the fair value of State and Political subdivisions includes securities in trusts of $1,131 million and $1,247 million, respectively. Additional information about these trusts is provided in Note 11 to the consolidated financial statements in this Form 10-Q.
(4) During the first quarter of 2018, we adopted ASU 2016-01. For additional information see Note 1.

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $34 billion and $48 billion as of September 30, 2018 and December 31, 2017, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

In the nine months ended September 30, 2018, we sold approximately $16 billion of AFS, primarily asset-backed securities, municipal bonds and covered bonds, resulting in a net pre-tax gain of approximately $8 million.

The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$10,651	$175	$3,708	$201	$14,359	$376
Total U.S. Treasury and federal agencies	10,651	175	3,708	201	14,359	376
Asset-backed securities:
Student loans	262	1	142	—	404	1
Credit cards	—	—	491	24	491	24
CLOs	357	1	—	—	357	1
Total asset-backed securities	619	2	633	24	1,252	26
Non-U.S. debt securities:
Mortgage-backed securities	1,063	4	57	—	1,120	4
Asset-backed securities	769	3	—	—	769	3
Government securities	10,408	115	—	—	10,408	115
Other	1,468	14	164	3	1,632	17
Total non-U.S. debt securities	13,708	136	221	3	13,929	139
State and political subdivisions	662	10	266	7	928	17
Collateralized mortgage obligations	217	5	77	2	294	7
Other U.S. debt securities	1,229	29	316	14	1,545	43
Total	$27,086	$357	$5,221	$251	$32,307	$608
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$8,963	$222	$5,879	$103	$14,842	$325
Mortgage-backed securities	11,692	386	6,303	416	17,995	802
Total U.S. Treasury and federal agencies	20,655	608	12,182	519	32,837	1,127
Asset-backed securities:
Student loans	160	1	533	6	693	7
Total asset-backed securities	160	1	533	6	693	7
Non-U.S. debt securities:
Mortgage-backed securities	97	1	125	5	222	6
Total non-U.S. debt securities	97	1	125	5	222	6
Collateralized mortgage obligations	5	—	224	7	229	7
Total	$20,917	$610	$13,064	$537	$33,981	$1,147

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

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of September 30, 2018. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2018	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11	$—	$—	$—	$11
Mortgage-backed securities	129	830	2,547	11,967	15,473
Total U.S. Treasury and federal agencies	140	830	2,547	11,967	15,484
Asset-backed securities:
Student loans	71	311	391	668	1,441
Credit cards	198	292	126	—	616
CLOs	—	449	141	21	611
Total asset-backed securities	269	1,052	658	689	2,668
Non-U.S. debt securities:
Mortgage-backed securities	175	1,638	158	377	2,348
Asset-backed securities	103	637	607	174	1,521
Government securities	2,100	5,184	5,430	259	12,973
Other	1,346	2,647	731	20	4,744
Total non-U.S. debt securities	3,724	10,106	6,926	830	21,586
State and political subdivisions	379	1,329	1,625	702	4,035
Collateralized mortgage obligations	8	—	—	295	303
Other U.S. debt securities	160	1,241	625	—	2,026
Total	$4,680	$14,558	$12,381	$14,483	$46,102
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,897	$12,213	$12	$46	$15,168
Mortgage-backed securities	8	173	1,403	18,113	19,697
Total U.S. Treasury and federal agencies	2,905	12,386	1,415	18,159	34,865
Asset-backed securities:
Student loans	32	300	185	2,514	3,031
Credit cards	58	267	—	—	325
Other	—	—	—	1	1
Total asset-backed securities	90	567	185	2,515	3,357
Non-U.S. debt securities:
Mortgage-backed securities	71	143	8	450	672
Asset-backed securities	98	130	—	—	228
Government securities	240	117	—	—	357
Other	46	—	—	—	46
Total non-U.S. debt securities	455	390	8	450	1,303
Collateralized mortgage obligations	2	438	11	591	1,042
Total	$3,452	$13,781	$1,619	$21,715	$40,567

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Nine Months Ended September 30,
(In millions)	2018	2017
Balance, beginning of period	$64	$66
Additions:
Losses for which OTTI was previously recognized	2	—
Deductions:
Previously recognized losses related to securities sold or matured	—	(2)
Balance, end of period	$66	$64
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
Impairment
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 144 to 146 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
We recorded approximately $1 million and $2 million of OTTI in the three and nine months ended September 30, 2018, respectively, and less than $1 million of OTTI in both of the same periods in 2017, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1,755 million related to 1,255 securities as of September 30, 2018 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2018	December 31, 2017
Domestic:
Commercial and financial:
Loans to investment funds	$12,863	$13,618
Senior secured bank loans	3,150	2,923
Loans to municipalities	908	2,105
Other	40	50
Commercial real estate	602	98
Lease financing	39	267
Total domestic	17,602	19,061
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,819	3,213
Senior secured bank loans	740	624
Lease financing	211	396
Total non-U.S.	5,770	4,233
Total loans and leases	23,372	23,294
Allowance for loan and lease losses	(60)	(54)
Loans and leases, net of allowance	$23,312	$23,240
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

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2018 and December 31, 2017, the loans pledged as collateral totaled $4.6 billion and $1.9 billion, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

September 30, 2018	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,753	$602	$250	$18,605
Speculative(2)	4,728	—	—	4,728
Special mention(3)	39	—	—	39
Total	$22,520	$602	$250	$23,372

December 31, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,866	$98	$663	$18,627
Speculative(2)	4,638	—	—	4,638
Special mention(3)	29	—	—	29
Total	$22,533	$98	$663	$23,294

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
As of September 30, 2018 and December 31, 2017, we had no impaired loans and leases, no loans or leases on non-accrual status and no loans or leases 90 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the nine months ended September 30, 2018 and the year ended December 31, 2017.
We review all loans individually for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of September 30, 2018 and December 31, 2017, there were no indicators of impairment.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,
(In millions)	2018	2017
Allowance for loan and lease losses:
Beginning balance	$55	$54
Provision for loan and lease losses	5	3
Ending balance	$60	$57

	Nine Months Ended September 30,
(In millions)	2018	2017
Allowance for loan and lease losses:
Beginning balance	$54	$53
Provision for loan and lease losses	7	4
Charge-offs	(1)	—
Ending balance	$60	$57
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

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2016	$5,550	$264	$5,814
Acquisitions	17	—	17
Divestitures and other reductions	(9)	—	(9)
Foreign currency translation	194	6	200
Ending balance December 31, 2017	5,752	270	6,022
Acquisitions	53	—	53
Foreign currency translation	(56)	(3)	(59)
Ending balance September 30, 2018	$5,749	$267	$6,016
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2016	$1,539	$211	$1,750
Acquisitions	16	—	16
Divestitures	(11)	—	(11)
Amortization	(183)	(31)	(214)
Foreign currency translation	71	1	72
Ending balance December 31, 2017	1,432	181	1,613
Acquisitions	10	—	10
Amortization	(123)	(22)	(145)
Foreign currency translation	(17)	—	(17)
Ending balance September 30, 2018	$1,302	$159	$1,461

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2018			December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,630	$(1,553)	$1,077	$2,669	$(1,470)	$1,199
Core deposits	680	(343)	337	686	(320)	366
Other	143	(96)	47	142	(94)	48
Total	$3,453	$(1,992)	$1,461	$3,497	$(1,884)	$1,613

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2018	December 31, 2017
Securities borrowed(1)	$23,727	$19,404
Derivative instruments, net	4,727	4,013
Bank-owned life insurance	3,300	3,242
Investments in joint ventures and other unconsolidated entities(2)	2,797	2,259
Collateral, net	1,268	473
Receivable for securities settlement	749	188
Prepaid expenses	510	364
Accounts receivable	361	348
Deposits with clearing organizations	126	120
Deferred tax assets, net of valuation allowance(3)	120	113
Income taxes receivable	61	97
Other	455	397
Total	$38,201	$31,018

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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2018 and December 31, 2017, we had recorded approximately $2.14 billion and $2.55 billion, respectively, of cash collateral received from counterparties and approximately $2.33 billion and $869 million, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of September 30, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2018 totaled approximately $2.98 billion, against which we provided $1.04 billion in underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of September 30, 2018 was approximately $1.94 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 3.6 years as of September 30, 2018, compared to 4.6 years as of December 31, 2017.
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

September 30, 2018
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
We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of September 30, 2018, the maximum maturity date of the underlying loans is approximately 4 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$14,656	$2,392
Swap agreements	300	—
Foreign exchange contracts:
Forward, swap and spot	2,389,839	1,679,976
Options purchased	452	350
Options written	267	302
Futures	—	50
Commodity and equity contracts:
Commodity(1)	73	16
Equity(1)	365	50
Other:
Stable value contracts	26,313	26,653
Deferred value awards(2)	497	473

Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,994	11,047
Foreign exchange contracts:
Forward and swap	3,884	28,913

(1) Primarily composed of positions held by a consolidated sponsored investments fund
(2) Represents grants of deferred value awards to employees; refer to pages 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K

In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	September 30, 2018
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,201	$—	$1,201
Long-term debt(1)	8,493	—	8,493
Floating-rate loans	—	1,300	1,300
Total	$9,694	$1,300	$10,994

	December 31, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,254	$—	$1,254
Long-term debt(1)	8,493	—	8,493
Floating rate loans	—	1,300	1,300
Total	$9,747	$1,300	$11,047

(1) As of September 30, 2018, these fair value hedges decreased the carrying value of LTD presented in our consolidated statement of condition by $347 million. As of December 31, 2017, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $87 million.
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8 to the consolidated financial statements in this Form 10-Q.

	Derivative Assets(1)
	Fair Value
(In millions)	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,032	$11,477
Interest-rate contracts	1	—
Other derivative contracts	13	1
Total	$15,046	$11,478

Derivatives designated as hedging instruments:
Foreign exchange contracts	$29	$120
Interest-rate contracts	3	8
Total	$32	$128

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,878	$11,361
Interest-rate contracts	1	—
Other derivative contracts	252	284
Total	$15,131	$11,645

Derivatives designated as hedging instruments:
Foreign exchange contracts	$57	$107
Interest-rate contracts	91	100
Total	$148	$207

(1) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$170	$152	$549	$485
Foreign exchange contracts	Processing fees and other revenue(1)	—	(9)	—	(11)
Foreign exchange contracts	Interest expense(1)	(3)	—	(18)	—
Interest-rate contracts	Trading services revenue	(2)	(2)	(6)	7
Interest-rate contracts	Processing fees and other revenue	(1)	—	(1)	—
Other derivative contracts	Trading services revenue	3	—	3	—
Other derivative contracts	Compensation and employee benefits	(34)	(25)	(140)	(120)
Total		$133	$116	$387	$361

(1) The first nine months of 2018 includes approximately $15 million of swap costs related to the first quarter of 2018 that were reclassified from Processing fees and other revenues to NII.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivatives Recognized in Consolidated Statement of Income
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(In millions)	2018	2017		2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(6)	$(1)	Net interest income	$—	$—	Net interest income	$(1)	$—
Foreign exchange contracts	32	(1)	Net interest income	—	—	Net interest income	6	5
	$26	$(2)		$—	$—		$5	$5
Derivatives designated as net investment hedges:
Foreign exchange contracts	$19	$(47)	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$19	$(47)	Total	$—	$—	Total	$—	$—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivatives Recognized in Consolidated Statement of Income
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017		2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(35)	$(2)	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	(6)	(93)	Net interest income	—	—	Net interest income	20	18
	$(41)	$(95)		$—	$—		$20	$18
Derivatives designated as net investment hedges:
Foreign exchange contracts	$54	$(148)	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$54	$(148)	Total	$—	$—	Total	$—	$—

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended September 30,				Three Months Ended September 30,
(In millions)		2018	2017			2018	2017
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(14)	$19	Investment securities	Processing fees and other revenue	$14	$(19)
Foreign exchange contracts	Processing fees and other revenue	33	200	FX deposit	Processing fees and other revenue	(33)	(200)
Interest-rate contracts(1)	Net interest income(2)	9	—	Available-for-sale securities	Net interest income(2)	(8)	—
Interest-rate contracts(1)	Net interest income	(40)	—	Long-term debt	Net interest income	39	—
Interest-rate contracts(1)	Processing fees and other revenue	—	9	Available-for-sale securities	Processing fees and other revenue(2)	—	(9)
Interest-rate contracts(1)	Processing fees and other revenue	—	(8)	Long-term debt	Processing fees and other revenue	—	5
Total		$(12)	$220			$12	$(223)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Nine Months Ended September 30,				Nine Months Ended September 30,
(In millions)		2018	2017			2018	2017
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(57)	$21	Investment securities	Processing fees and other revenue	$57	$(21)
Foreign exchange contracts	Processing fees and other revenue	(320)	1,282	FX deposit	Processing fees and other revenue	320	(1,282)
Interest-rate contracts(1)	Net interest income	(254)	—	Long-term debt	Net interest income	239	—
Interest-rate contracts(1)	Net interest income(3)	40	—	Available-for-sale securities	Net interest income(3)	(38)	—
Interest-rate contracts(1)	Processing fees and other revenue	—	23	Available-for-sale securities	Processing fees and other revenue(3)	—	(21)
Interest-rate contracts(1)	Processing fees and other revenue	—	37	Long-term debt	Processing fees and other revenue	—	(39)
Total		$(591)	$1,363			$578	$(1,363)

(1) As of January 1, 2018, we prospectively changed the presentation of gains (losses) on hedging instruments and hedge items designated as fair value hedges of interest rate risk, and any resulting hedge ineffectiveness, from processing fees and other revenue to NII.
(2) In the three months ended September 30, 2018 and 2017, $20 million and $4 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
(3) In the nine months ended September 30, 2018 and 2017, $29 million and $13 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
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
As of September 30, 2018 and December 31, 2017, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $12.86 billion and $2.47 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $8.13 billion and $15 million, respectively. The increase in 2018 primarily relates to a portion of underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer or re-pledge.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2018
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,061	$(9,160)	$5,901	$—	$5,901
Interest-rate contracts(6)	4	—	4	—	4
Other derivative contracts	13	—	13	—	13
Cash collateral and securities netting	NA	(1,191)	(1,191)	(73)	(1,264)
Total derivatives	15,078	(10,351)	4,727	(73)	4,654
Other financial instruments:
Resale agreements and securities borrowing(7)	80,072	(52,150)	27,922	(27,343)	579
Total derivatives and other financial instruments	$95,150	$(62,501)	$32,649	$(27,416)	$5,233

Assets:	December 31, 2017
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,597	$(5,548)	$6,049	$—	$6,049
Interest-rate contracts(6)	8	—	8	—	8
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(2,045)	(2,045)	(124)	(2,169)
Total derivatives	11,606	(7,593)	4,013	(124)	3,889
Other financial instruments:
Resale agreements and securities borrowing(7)	70,079	(47,434)	22,645	(22,645)	—
Total derivatives and other financial instruments	$81,685	$(55,027)	$26,658	$(22,769)	$3,889

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
(7) Included in the $27,922 million as of September 30, 2018 were $4,195 million of resale agreements and $23,727 million of collateral provided related to securities borrowing. Included in the $22,645 million as of December 31, 2017 were $3,241 million of resale agreements and $19,404 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
NA Not applicable

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2018
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,935	$(9,160)	$5,775	$—	$5,775
Interest-rate contracts(6)	92	—	92	—	92
Other derivative contracts	252	—	252	—	252
Cash collateral and securities netting	NA	(1,397)	(1,397)	(263)	(1,660)
Total derivatives	15,279	(10,557)	4,722	(263)	4,459
Other financial instruments:
Repurchase agreements and securities lending(7)	69,457	(52,150)	17,307	(15,640)	1,667
Total derivatives and other financial instruments	$84,736	$(62,707)	$22,029	$(15,903)	$6,126

Liabilities:	December 31, 2017
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,467	$(5,548)	$5,919	$—	$5,919
Interest-rate contracts(6)	100	—	100	—	100
Other derivative contracts	285	—	285	—	285
Cash collateral and securities netting	NA	(422)	(422)	(450)	(872)
Total derivatives	11,852	(5,970)	5,882	(450)	5,432
Other financial instruments:
Repurchase agreements and securities lending(7)	54,127	(47,434)	6,693	(4,299)	2,394
Total derivatives and other financial instruments	$65,979	$(53,404)	$12,575	$(4,749)	$7,826

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
(7) Included in the $17,307 million as of September 30, 2018 were $1,690 million of repurchase agreements and $15,617 million of collateral received related to securities lending transactions. Included in the $6,693 million as of December 31, 2017 were $2,842 million of repurchase agreements and $3,851 million of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our enhanced custody repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2018			As of December 31, 2017(1)
(In millions)	Overnight and Continuous	Up to 30 Days	Total	Overnight and Continuous
Repurchase agreements:
U.S. Treasury and agency securities	$49,858	$—	$49,858	$43,072
Total	49,858	—	49,858	43,072
Securities lending transactions:
US Treasury and agency securities	209	—	209	—
Corporate debt securities	80	—	80	35
Equity securities	10,637	168	10,805	11,020
Other(2)	8,505	—	8,505	—
Total	19,431	168	19,599	11,055
Gross amount of recognized liabilities for repurchase agreements and securities lending	$69,289	$168	$69,457	$54,127

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

(In millions)	September 30, 2018	December 31, 2017
Commitments:
Unfunded credit facilities	$27,782	$26,488

Guarantees(1):
Indemnified securities financing	$380,389	$381,817
Stable value protection	26,313	26,653
Standby letters of credit	3,006	3,158

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of September 30, 2018, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2018	December 31, 2017
Fair value of indemnified securities financing	$380,389	$381,817
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	399,249	400,828
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	55,534	61,270
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	58,976	65,272
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2018 and December 31, 2017, we had approximately $23.73 billion and $19.40 billion, respectively, of collateral provided and approximately $15.62 billion and $3.85 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2018, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $13 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established significant accruals with respect to the claims discussed.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of September 30, 2018, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $45 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business. The SEC has requested that we commence settlement discussions to resolve claims the SEC may bring against us relating to our overcharges of registered investment companies. There can be no assurance that any settlement will be reached or, if so, the impact of any such settlement on other claims relating to these matters.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, we have been required to, among other things, implement improvements to our compliance programs. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $93 million as of September 30, 2018 decreased from $94 million as of December 31, 2017.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2011. Management believes that we have sufficiently accrued liabilities as of September 30, 2018 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 167 to 168 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2017 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of September 30, 2018 and December 31, 2017, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.13 billion and $1.25 billion, respectively, and other short term borrowings of $1.00 billion and $1.08 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.

The trusts had a weighted average life of approximately 3.6 years as of September 30, 2018, compared to approximately 4.6 years as of December 31, 2017.
Interests in Investment Funds
As of September 30, 2018, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $241 million and $140 million, respectively. As of December 31, 2017, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $149 million and $50 million, respectively.
As of September 30, 2018, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $100 million and represented the value of our economic ownership interest in the funds.
As of September 30, 2018 and December 31, 2017, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $93 million as of September 30, 2018 and $72 million as of December 31, 2017, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
In September 2018, we issued 500,000 depositary shares, each representing 1/100th ownership interest in shares of our fixed-to-floating rate non-cumulative perpetual preferred stock, Series H, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $500 million, and were used to fund a portion of our acquisition of Charles River Development on October 1, 2018. Dividends on the Series H Preferred stock will be paid semi-annually and will commence on December 15, 2018, with the first dividend paid on a pro-rata basis.
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2018:

	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (In millions)	Redemption Date(1)
Preferred Stock(2):
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	494	December 15, 2023

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

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

	Nine Months Ended September 30,
	2018			2017
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Total			$146			$146

(1) Dividends were paid in September 2018.

In October 2018, we declared dividends on our Series C, D, E, G and H preferred stock of approximately $1,313, $1,475, $1,500, $1,338 and $1,219, respectively, per share, or approximately $0.33, $0.37, $0.38, $0.33 and $12.19, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million, $7 million and $6 million on our Series C, D, E, G and H preferred stock, respectively, which will be paid in December 2018.
Common Stock
In July 2018, we completed a public offering of approximately 13.24 million shares of our common stock. The offering price was $86.93 per share and net proceeds totaled approximately $1.15 billion, and were used to fund a portion of the acquisition of Charles River Development on October 1, 2018.
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We did not purchase any common stock during either the quarter ended June 30, 2018 under the 2017 Program or the quarter ended September 30, 2018 under the 2018 Program. The table below presents the activity under our common stock purchase program during the period indicated:

	Nine Months Ended September 30, 2018(1)
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2017 Program	3.3	$105.31	$350

(1) There were no shares repurchased in the three months ended September 30, 2018 under the 2018 Program.

State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.47	$179	$0.42	$156	$1.31	$486	$1.18	$442
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2018	December 31, 2017
Net unrealized (losses) on cash flow hedges	$(83)	$(56)
Net unrealized (losses) gains on available-for-sale securities portfolio	(330)	148
Net unrealized gains related to reclassified available-for-sale securities	22	19
Net unrealized (losses) gains on available-for-sale securities	(308)	167
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(35)	(64)
Net unrealized (losses) on hedges of net investments in non-U.S. subsidiaries	(11)	(65)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(5)	(6)
Net unrealized (losses) on retirement plans	(156)	(170)
Foreign currency translation	(1,113)	(815)
Total	$(1,711)	$(1,009)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(27)	(452)	54	4	—	(298)	(719)
Amounts reclassified into (out of) earnings	—	6	—	(3)	14	—	17
Other comprehensive income (loss)	(27)	(446)	54	1	14	(298)	(702)
Balance as of September 30, 2018	$(83)	$(343)	$(11)	$(5)	$(156)	$(1,113)	$(1,711)

	Nine Months Ended September 30, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(274)	555	(147)	3	—	932	1,069
Amounts reclassified into (out of) earnings	—	(23)	—	—	10	—	(13)
Other comprehensive income (loss)	(274)	532	(147)	3	10	932	1,056
Balance as of September 30, 2017	$(45)	$246	$(52)	$(6)	$(184)	$(943)	$(984)

State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2018	2017
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of zero and ($1), respectively	$—	$4	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($1) and zero, respectively	1	2	Compensation and employee benefits expenses
Total reclassifications into AOCI	$—	$6

	Nine Months Ended September 30,
	2018	2017
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of ($2) and $15, respectively	$6	$(23)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and zero, respectively	(3)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($5) and ($2), respectively	14	10	Compensation and employee benefits expenses
Total reclassifications into (out of) AOCI	$17	$(13)

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

The methods for the calculation of our and State Street Bank's risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (RWAs) are phased in, and as we begin calculating our RWAs using the advanced approaches. These ongoing methodological changes will result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
As of September 30, 2018, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of September 30, 2018, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2018 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWAs, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period-end are not directly comparable. Refer to the footnotes following the table.

State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2018(1)	Basel III Standardized Approach September 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)	Basel III Advanced Approaches September 30, 2018(1)	Basel III Standardized Approach September 30, 2018(2)	Basel III Advanced Approaches December 31, 2017(1)	Basel III Standardized Approach December 31, 2017(2)
Common shareholders' equity:
Common stock and related surplus			$10,922	$10,922	$10,302	$10,302	$13,262	$13,262	$11,612	$11,612
Retained earnings			20,387	20,387	18,856	18,856	13,969	13,969	12,312	12,312
Accumulated other comprehensive income (loss)			(1,661)	(1,661)	(972)	(972)	(1,450)	(1,450)	(809)	(809)
Treasury stock, at cost			(8,735)	(8,735)	(9,029)	(9,029)	—	—	—	—
Total			20,913	20,913	19,157	19,157	25,781	25,781	23,115	23,115
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(7,016)	(7,016)	(6,877)	(6,877)	(6,721)	(6,721)	(6,579)	(6,579)
Other adjustments(4)			(194)	(194)	(76)	(76)	(48)	(48)	(5)	(5)
Common equity tier 1 capital			13,703	13,703	12,204	12,204	19,012	19,012	16,531	16,531
Preferred stock			3,690	3,690	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			—	—	(18)	(18)	—	—	—	—
Tier 1 capital			17,393	17,393	15,382	15,382	19,012	19,012	16,531	16,531
Qualifying subordinated long-term debt			761	761	980	980	759	759	983	983
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			5	74	4	72	—	75	—	72
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$18,159	$18,228	$16,367	$16,435	$19,771	$19,846	$17,514	$17,586
RWAs:
Credit risk(5)			$50,272	$104,515	$52,000	$101,349	$47,732	$101,444	$49,489	$98,433
Operational risk(6)			45,840	NA	45,822	NA	45,315	NA	45,295	NA
Market risk			1,255	1,255	1,334	1,334	1,255	1,255	1,334	1,334
Total RWAs			$97,367	$105,770	$99,156	$102,683	$94,302	$102,699	$96,118	$99,767
Adjusted quarterly average assets			$214,103	$214,103	$209,328	$209,328	$211,477	$211,477	$206,070	$206,070

Capital Ratios:	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(8)
Common equity tier 1 capital	7.5%	6.5%	14.1%	13.0%	12.3%	11.9%	20.2%	18.5%	17.2%	16.6%
Tier 1 capital	9.0	8.0	17.9	16.4	15.5	15.0	20.2	18.5	17.2	16.6
Total capital	11.0	10.0	18.7	17.2	16.5	16.0	21.0	19.3	18.2	17.6
Tier 1 leverage	4.0	4.0	8.1	8.1	7.3	7.3	9.0	9.0	8.0	8.0

(1) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2018 and December 31, 2017 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2018 and December 31, 2017 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2018 and December 31, 2017 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2018 consisted of goodwill, net of associated deferred tax liabilities, and 100% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2017 consisted of goodwill, net of deferred tax liabilities and 80% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Other adjustments within CET1 primarily include the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(5) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Under the current advanced approaches rules and regulatory guidance concerning operational risk models, RWA attributable to operational risk can vary substantially from period-to-period, without direct correlation to the effects of a particular loss event on our results of operations and financial condition and impacting dates and periods that may differ from the dates and periods as of and during which the loss event is reflected in our financial statements, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our operational RWA under the advanced approaches depending on the severity of the loss event and its categorization among the seven Basel-defined UOMs.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2018.
(8) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2017.
NA Not applicable

State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Interest income:
Deposits with banks	$94	$45	$267	$121
Investment securities:
U.S. Treasury and federal agencies	300	207	835	627
State and political subdivisions	29	56	125	171
Other investments	136	173	434	495
Securities purchased under resale agreements	87	74	246	189
Loans and leases	173	139	498	362
Other interest-earning assets	97	67	275	146
Total interest income	916	761	2,680	2,111
Interest expense:
Deposits	84	39	236	96
Securities sold under repurchase agreements	4	1	11	2
Other short-term borrowings	4	3	12	7
Long-term debt	100	78	293	227
Other interest-bearing liabilities	52	37	154	91
Total interest expense	244	158	706	423
Net interest income	$672	$603	$1,974	$1,688
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Insurance	$15	$27	$79	$84
Regulatory fees and assessments	15	24	71	77
Sales advertising public relations	29	14	84	42
Bank operations	14	19	53	53
Litigation	—	3	7	(15)
Other	99	57	285	186
Total other expenses	$172	$144	$579	$427

Restructuring Charges
In both the three and nine months ended September 30, 2018, we recorded minimal changes related to Beacon, compared to $33 million and $112 million of restructuring charges in the same periods of 2017, respectively.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	38	14	2	54
Accruals for Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	87	11	2	100
Accruals for Beacon	23	9	1	33
Payments and Other Adjustments	(10)	(5)	(1)	(16)
Accrual Balance at September 30, 2017	$100	$15	$2	$117
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(22)	(4)	—	(26)
Accrual Balance at March 31, 2018	144	28	3	175
Accruals for Beacon	—	—	—	—
Payments and Other Adjustments	(31)	(3)	—	(34)
Accrual Balance at June 30, 2018	113	25	3	141
Accruals for Beacon	(1)	—	—	(1)
Payments and Other Adjustments	(18)	(4)	(1)	(23)
Accrual Balance at September 30, 2018	$94	$21	$2	$117

State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16.    Earnings Per Common Share
Basic EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the total weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of equity-based awards. The effect of equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.
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

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017
Net income	$765	$685
Less:
Preferred stock dividends	(55)	(55)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$709	$629
Average common shares outstanding (In thousands):
Basic average common shares	374,963	372,765
Effect of dilutive securities: equity-based awards	4,420	5,753
Diluted average common shares	379,383	378,518
Anti-dilutive securities(2)	1,360	—
Earnings per common share:
Basic	$1.89	$1.69
Diluted(3)	1.87	1.66

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017
Net income	$2,160	$1,807
Less:
Preferred stock dividends	(146)	(146)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)
Net income available to common shareholders	$2,012	$1,659
Average common shares outstanding (In thousands):
Basic average common shares	369,368	376,430
Effect of dilutive securities: equity-based awards	4,696	5,349
Diluted average common shares	374,064	381,779
Anti-dilutive securities(2)	871	250
Earnings per common share:
Basic	$5.45	$4.41
Diluted(3)	5.38	4.35

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
The following is a summary of our line-of-business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Servicing fees	$1,333	$1,351	$—	$—	$—	$—	$1,333	$1,351
Management fees	—	—	474	419	—	—	474	419
Trading services	255	239	33	20	—	—	288	259
Securities finance	128	147	—	—	—	—	128	147
Processing fees and other	49	65	8	1	—	—	57	66
Total fee revenue	1,765	1,802	515	440	—	—	2,280	2,242
Net interest income	680	606	(8)	(3)	—	—	672	603
Gains (losses) related to investment securities, net	(1)	1	—	—	—	—	(1)	1
Total revenue	2,444	2,409	507	437	—	—	2,951	2,846
Provision for loan losses	5	3	—	—	—	—	5	3
Total expenses	1,693	1,673	386	314	—	34	2,079	2,021
Income before income tax expense	$746	$733	$121	$123	$—	$(34)	$867	$822
Pre-tax margin	31%	30%	24%	28%			29%	29%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Servicing fees	$4,135	$3,986	$—	$—	$—	$—	$4,135	$3,986
Management fees	—	—	1,411	1,198	—	—	1,411	1,198
Trading services	810	768	97	55	—	—	907	823
Securities finance	423	459	—	—	—	—	423	459
Processing fees and other	131	203	9	6	—	—	140	209
Total fee revenue	5,499	5,416	1,517	1,259	—	—	7,016	6,675
Net interest income	1,991	1,691	(17)	(3)	—	—	1,974	1,688
Gains (losses) related to investment securities, net	6	(39)	—	—	—	—	6	(39)
Total revenue	7,496	7,068	1,500	1,256	—	—	8,996	8,324
Provision for loan losses	7	4	—	—	—	—	7	4
Total expenses	5,244	5,050	1,173	954	77	134	6,494	6,138
Income before income tax expense	$2,245	$2,014	$327	$302	$(77)	$(134)	$2,495	$2,182
Pre-tax margin	30%	28%	22%	24%			28%	26%

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
The amount of revenue that we recognize is measured based on the consideration specified in contracts with our customers, and excludes taxes collected from customers subsequently remitted to governmental authorities. We recognize revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below. Revenue recognition guidance related to contracts with customers excludes our NII, revenue earned on security lending transactions entered into as principal, realized gains/losses on securities, revenue earned on foreign exchange activity, loans and related fees, and gains/losses on hedging and derivatives, to which we apply other applicable U.S. GAAP guidance.
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

Investment Servicing
Revenue from contracts with customers related to servicing fees is recognized over time as our customers benefit from the custody, administration, accounting, transfer agency and other related asset services as they are performed. At contract inception no revenue is estimated as the fees are dependent on assets under custody and/or administration and/or actual transactions which are susceptible to market factors outside of our control. Therefore, revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under custody or transactions are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as sub-custodians, are generally recognized gross as we control those services and is deemed to be a principal in such arrangements.
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

	Three Months Ended September 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,333	$—	$1,333	$—	$—	$—	$1,333
Management fees	—	—	—	474	—	474	474
Trading services	89	166	255	33	—	33	288
Securities finance	73	55	128	—	—	—	128
Processing fees and other	27	22	49	—	8	8	57
Total fee revenue	1,522	243	1,765	507	8	515	2,280
Net interest income	—	680	680	—	(8)	(8)	672
Gains (losses) related to investment securities, net	—	(1)	(1)	—	—	—	(1)
Total revenue	$1,522	$922	$2,444	$507	$—	$507	$2,951

	Nine Months Ended September 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$4,135	$—	$4,135	$—	$—	$—	$4,135
Management fees	—	—	—	1,411	—	1,411	1,411
Trading services	275	535	810	97	—	97	907
Securities finance	240	183	423	—	—	—	423
Processing fees and other	69	62	131	—	9	9	140
Total fee revenue	4,719	780	5,499	1,508	9	1,517	7,016
Net interest income	—	1,991	1,991	—	(17)	(17)	1,974
Gains (losses) related to investment securities, net	—	6	6	—	—	—	6
Total revenue	$4,719	$2,777	$7,496	$1,508	$(8)	$1,500	$8,996
Contract balances and contract costs
As of September 30, 2018 and December 31, 2017, net receivables of $2.7 billion and 2.6 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable to or due from our customers related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2018			2017
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,286	$1,665	$2,951	$1,219	$1,627	$2,846
Income before income taxes	497	370	867	342	480	822

	Nine Months Ended September 30,
	2018			2017
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$3,929	$5,067	$8,996	$3,494	$4,830	$8,324
Income before income taxes	1,343	1,152	2,495	919	1,263	2,182
Non-U.S. assets were $83.1 billion and $81.5 billion as of September 30, 2018 and 2017, respectively.

Note 20.    Subsequent Events
On October 1, 2018, we completed our previously announced acquisition of Charles River Development, a provider of investment management front office tools and solutions, for an all cash purchase price of approximately $2.6 billion. We funded the acquisition with a July 2018 issuance of common stock of approximately $1.15 billion, a September 2018 issuance of preferred stock of approximately $500 million and the suspension of approximately $950 million of share repurchases, which includes approximately $350 million and approximately $300 million in the second and third quarters of 2018, respectively, and a planned suspension of approximately $300 million in the fourth quarter of 2018.

State Street Corporation | 99

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2018, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related condensed notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
October 31, 2018

State Street Corporation | 100

ACRONYMS

2017 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2017	MRAC	Management Risk and Capital Committee
ABS	Asset-backed securities	NII	Net interest income
AFS	Available-for-sale	NIM	Net interest margin
AIFMD	Alternative Investment Fund Managers Directive	NSFR(1)	Net stable funding ratio
AIRB(1)	Advanced Internal Ratings-Based Approach	OCI	Other comprehensive income (loss)
ALLL	Allowance for loan and lease losses	OCIO	Outsourced Chief Investment Officer
AMA	Advanced Measurement Approach	OFAC	Office of Foreign Assets Control
AML	Anti-money laundering	OTC	Over-the-counter
AOCI	Accumulated other comprehensive income (loss)	OTTI	Other-than-temporary-impairment
ASU	Accounting Standards Update	Parent Company	State Street Corporation
AUCA	Assets under custody and/or administration	PCA	Prompt corrective action
AUM	Assets under management	PCAOB	Public Company Accounting Oversight Board
BCBS	Basel Committee on Banking Supervision	P&L	Profit-and-loss
Board	Board of Directors	RC	Risk Committee
bps	Basis points	ROE	Return on average common equity
CCAR	Comprehensive Capital Analysis and Review	RWA(1)	Risk-weighted asset
CD	Certificates of deposit	SCB	Stress Capital Buffer
CET1(1)	Common equity tier 1	SEC	Securities and Exchange Commission
CLO	Collateralized loan obligations	SERP	Supplemental executive retirement plans
CMO	Collateralized mortgage obligations	SLB	Stress Leverage Buffer
CRE	Commercial real estate	SLR(1)	Supplementary leverage ratio
CVA	Credit valuation adjustment	SPDR	Spider; Standard and Poor's depository receipt
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SPOE Strategy	Single Point of Entry Strategy
DOJ	Department of Justice	SSGA	State Street Global Advisors
DOL	Department of Labor	SSIF	State Street Intermediate Funding, LLC
ECB	European Central Bank	State Street Bank	State Street Bank and Trust Company
EPS	Earnings per share	TMRC	Trading and Markets Risk Committee
ERISA	Employee Retirement Income Security Act	UCITS	Undertakings for Collective Investments in Transferable Securities
ERM	Enterprise Risk Management	UOM	Unit of measure
eSLR	Enhanced supplementary leverage ratio	VaR	Value-at-Risk
ETF	Exchange-Traded Fund	VIE	Variable interest entity
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
Form 10-Q	State Street Corporation Quarterly Report on Form 10-Q
FRBB	Federal Reserve Bank of Boston
FSB	Financial Stability Board
FX	Foreign exchange
GAAP	Generally accepted accounting principles
GEAM	General Electric Asset Management
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
LCR(1)	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LTD	Long term debt
MBS	Mortgage-backed securities
MiFID II	Markets in Financial Instruments Directive II
MiFIR	Markets in Financial Instruments Regulation

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 101

GLOSSARY

Asset-backed securities: A financial security backed by collateralized assets, other than real estate or mortgage backed securities.

Assets under custody and/or administration: Assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one AUCA service for a client’s assets, the value of the asset is only counted once in the total amount of AUCA.

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

Deposit beta: A measure of how much of an interest rate increase is expected to be passed on to client interest-bearing accounts, on average.

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
No shares were repurchased in both the second and the third quarters of 2018. In connection with our acquisition of Charles River Development, we do not plan to repurchase shares for the remainder of 2018. We intend to resume our common stock purchases in the first quarter of 2019 and may repurchase up to $600 million through June 30, 2019.

State Street Corporation | 103

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description
	3.1	Restated Articles of Organization, as amended

4.1
Deposit agreement dated September 27, 2018, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on September 27, 2018 and incorporated herein by reference)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2018 and 2017, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2018 and 2017, (iii) consolidated statement of condition as of September 30, 2018 and December 31, 2017, (iv) consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2018 and 2017, (v) consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017, and (vi) notes to consolidated financial statements.

State Street Corporation | 104

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 31, 2018	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2018	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 105