Form 10-Q
period 2019-03-31
STATE STREET CORP
filed 2019-05-01
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 29, 2019 was 373,163,922.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2019

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $32.64 trillion of AUC/A and $2.81 trillion of AUM as of March 31, 2019.
As of March 31, 2019, we had consolidated total assets of $228.33 billion, consolidated total deposits of $162.47 billion, consolidated total shareholders' equity of $25.04 billion and 39,969 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 18 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2018 Annual Report on Form 10-K previously filed with the SEC (2018 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2018 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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

•	accounting for fair value measurements;

•	OTTI of investment securities;

•	impairment of goodwill and other intangible assets; and

•	contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 116, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K. We did not change these significant accounting policies in the first three months of 2019.
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
We further believe that our presentation of FTE NII, a non-GAAP measure, which reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a FTE basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.

State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the LCR, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
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

•
increases in the volatility of, or declines in the level of, our NII; changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities); and changes in the manner in which we fund those assets;

•
the volatility of servicing fee, management fee, trading fee and securities finance revenues due to, among other factors, the value of equity and fixed-income markets, market interest and FX rates, the volume of client transaction activity, competitive pressures in the investment servicing and asset management industries, and the timing of revenue recognition with respect to processing fees and other revenues;

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

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to OTTI of such securities and the recognition of an impairment loss in our consolidated statement of income;

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

•
the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements and implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation (such as Undertakings for Collective Investments in Transferable Securities (UCITS) V, the Money Market Fund Regulation and the Markets in Financial Instruments Directive (MiFID II)/Markets in Financial Instruments Regulation (MiFIR)); among other consequences, these regulatory changes impact the levels of regulatory capital, long-term debt and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by heightened standards and changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning and compliance programs, as well as changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

•
our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology; to replace and consolidate systems, particularly those relying upon older technology, and to adequately incorporate resiliency and business continuity into our systems management; to implement robust management processes into our technology development and maintenance programs; and to control risks related to use of technology, including cyber-crime and inadvertent data disclosures;

•
our ability to address threats to our information technology infrastructure and systems (including those of our third-party service providers); the effectiveness of our and our third party service providers' efforts to manage the resiliency of the systems on which we rely; controls regarding the access to, and integrity of, our and our clients' data; and complexities and costs of protecting the security of such systems and data;

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

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent; the possibility of significant reductions in the liquidity or valuation of assets underlying those pools and the potential that clients will seek to hold us liable for such losses; and the possibility that our clients or regulators will assert claims that our fees, with respect to such investment products, are not appropriate;

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

•
our ability to control operational risks, data security breach risks and outsourcing risks; our ability to protect our intellectual property rights; the possibility of errors in the quantitative models we use to manage our business; and the possibility that our controls will prove insufficient, fail or be circumvented;

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

•
the risks that our acquired businesses, including, without limitation, our acquisition of Charles River Systems, Inc. (CRD), and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
our ability to integrate CRD's front office software solutions with our middle and back office capabilities to develop a front-to-middle-to-back office platform that is competitive, generates revenues in line with our expectations and meets our clients' requirements;

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS
In the first quarter of 2019, we voluntarily changed our accounting method under Financial Accounting Standards Board (FASB) ASC 323, Investments-Equity Method and Joint Ventures, for investments in Low Income Housing Tax Credit (LIHTC) from the equity method of accounting to the proportional amortization method of accounting. The change was applied retrospectively and affects multiple financial statement line items. For additional information about changes in accounting, refer to Note 1 of our consolidated financial statements in this Form 10-Q.

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Total fee revenue(1)(2)	$2,260	$2,415	(6)%
Net interest income(1)	673	643	5
Gains (losses) related to investment securities, net	(1)	(2)	nm
Total revenue(2)	2,932	3,056	(4)
Provision for loan losses	4	—	nm
Total expenses(2)	2,293	2,268	1
Income before income tax expense	635	788	(19)
Income tax expense	127	129	(2)
Net income	$508	$659	(23)
Adjustments to net income:
Dividends on preferred stock(3)	$(55)	$(55)	—
Earnings allocated to participating securities(4)	(1)	(1)	—
Net income available to common shareholders	$452	$603	(25)
Earnings per common share:
Basic	$1.20	$1.64	(27)
Diluted	1.18	1.62	(27)
Average common shares outstanding (in thousands):
Basic	377,915	367,439	3
Diluted	381,703	372,619	2
Cash dividends declared per common share	$.47	$.42	12
Return on average common equity	8.7%	12.8%	(410) bps
Pre-tax Margin	21.7	25.8	(410)

(1) In the first quarter of 2018, approximately $15 million of swap costs were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation.
(2) CRD contributed approximately $99 million and $41 million in total revenue and total expenses, respectively, in the first quarter of 2019, including approximately $95 million in processing fees and other revenue and $4 million in brokerage and other trading services, within foreign exchange trading services, and expenses contributed approximately $31 million in compensation and employee benefits and $10 million in other expense lines. In addition, CRD-related expenses in the first quarter of 2019 include $15 million in amortization of other intangible assets.
(3) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(4) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP (Supplemental executive retirement plans) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
nm Not meaningful

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results in the first quarter of 2019 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results in the first quarter of 2019 compared to the same period in 2018, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2018 period to the relevant 2019 period results.
Financial Results and Highlights

•	EPS of $1.18 in the first quarter of 2019 decreased 27% compared to $1.62 in the same period in 2018. The first quarter of 2019 includes the impact of the following notable items:

◦	Acquisition and restructuring costs of $9 million, consisting of acquisition costs related to CRD of $13 million, partially offset by a $4 million accrual release for restructuring; and

◦	Legal and related expenses of approximately $14 million.

•	We had no notable items in the first quarter of 2018.

•
In the first quarter of 2019, revenues were impacted by challenging industry conditions and lower average equity market levels, partially offset by CRD revenue and NII. In light of challenging market and industry headwinds, we are executing on our previously announced expense savings program.

•
In the first quarter of 2019, return on equity of 8.7% decreased from 12.8% in the same period in 2018. Pre-tax margin of 21.7% in the first quarter of 2019 decreased from 25.8% in the same period in 2018.

•
Operating leverage was (5.2)% in the first quarter of 2019. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
We repurchased $300 million of our common stock in the first quarter of 2019 under our previously announced common stock purchase program (the 2018 Program). We may repurchase up to $300 million of our common stock under the 2018 Program in the second quarter of 2019.

Revenue

•
Total revenue and fee revenue decreased 4% and 6%, respectively, in the first quarter of 2019 compared to the same period of 2018, primarily driven by lower servicing fees, lower management fees, and lower markets revenues, partially offset by higher processing fees and other revenues, and, in the case of total revenue, by higher NII. Processing fees and other revenues in the first quarter of 2019 include revenue from CRD, which we acquired in October 2018.

◦
Total revenues contributed by CRD in the first quarter of 2019 were approximately $99 million, including $95 million in processing fees and other revenue, of which approximately $3 million were project-related fees associated with State Street Global Advisors, and $4 million in brokerage and other trading services, within foreign exchange trading services.

•
Servicing fee revenue decreased 12% in the first quarter of 2019 compared to the same period in 2018, primarily due to challenging industry conditions including fee concessions, lower client activity and flows, weaker average equity market levels and a previously announced client transition, partially offset by new business.

•	Management fee revenue decreased 11% in the first quarter of 2019 compared to the same period in 2018, reflecting product mix and weaker average equity market levels.

•	Foreign exchange trading services decreased 8% in the first quarter of 2019 compared to the same period in 2018 due to lower client volumes and market volatility.

•	Securities finance revenue decreased 16% in the first quarter of 2019 compared to the same period in 2018, reflecting a balance sheet repositioning initiative in the second half of 2018.

•
Processing fees and other revenue increased 148% in the first quarter of 2019 compared to the same period in 2018, primarily due to $95 million in the first quarter of 2019 from CRD, which we acquired in October 2018.

•
NII increased 5% in the first quarter of 2019 compared to the same period in 2018, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by lower average deposit balances.

Expenses

•
Total expenses increased 1% in the first quarter of 2019 compared to the same period in 2018, primarily driven by technology infrastructure spend and the impact of the CRD acquisition, partially offset by savings associated with our 2019 expense savings program through resource discipline, process re-engineering and automation benefits.

◦
Total expenses contributed by CRD in the first quarter of 2019 were approximately $41 million, including $31 million in compensation and employee benefits, and $10 million in other expense lines. In addition, CRD-related expenses in the first quarter of 2019 included $15 million in amortization of other intangible assets.

◦
In the first quarter of 2019, we achieved approximately $78 million of gross expense savings related to our previously announced $350 million 2019 expense savings program through expense savings of $31 million in resource discipline and $47 million in process re-engineering and automation benefits.

AUC/A and AUM

•
AUC/A decreased 2% as of March 31, 2019 compared to March 31, 2018, primarily due to the negative impact of FX translation and a previously announced client transition. In the first quarter of 2019, newly announced asset servicing mandates totaled approximately $120 billion. Servicing assets remaining to be installed in future periods totaled approximately $310 billion as of March 31, 2019.

•	AUM increased 3% as of March 31, 2019 compared to March 31, 2018, primarily driven by higher equity markets, growth from institutional and ETF inflows, partially offset by year-end cash outflows.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital

•	In the first quarter of 2019, we returned a total of approximately $480 million to our shareholders in the form of common stock dividends and share purchases.

◦
We declared aggregate common stock dividends of $0.47 per share, totaling $177 million in the first quarter of 2019, compared to $0.42 per share, totaling $154 million in the first quarter of 2018, representing an increase of approximately 12% on a per share basis.

◦	In the first quarter of 2019, we acquired 4.2 million shares of common stock at an average per share cost of $70.93 and an aggregate cost of approximately $300 million under the 2018 Program.

•
Our standardized CET1 capital ratio decreased to 11.5% as of March 31, 2019 compared to 11.7% as of December 31, 2018, and Tier 1 leverage ratio increased to 7.4% as of March 31, 2019 compared to 7.2% as of December 31, 2018.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations in the first quarter of 2019 compared to the same period in 2018, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,
(Dollars in millions)	2019	2018	% Change
Fee revenue:
Servicing fees	$1,251	$1,421	(12)%
Management fees	420	472	(11)
Foreign exchange trading services(1)	280	304	(8)
Securities finance	118	141	(16)
Processing fees and other(1)	191	77	148
Total fee revenue(1)	2,260	2,415	(6)
Net interest income:
Interest income	1,027	857	20
Interest expense	354	214	65
Net interest income	673	643	5
Gains (losses) related to investment securities, net	(1)	(2)	nm
Total revenue(1)	$2,932	$3,056	(4)

(1) CRD contributed approximately $99 million in total revenue for the first quarter of 2019, including approximately $95 million in processing fees and other revenue and $4 million in brokerage and other trading services within foreign exchange trading services.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue in the first quarters of 2019 and 2018. Servicing and management fees collectively made up approximately 74% of the total fee revenue in both the first quarter of 2019 and 2018.
Servicing Fee Revenue
Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration and middle office services, and the nature and mix of services provided affects our servicing fees. The basis for fees will differ across regions and clients. On average and over time, approximately 55% of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another 15% of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining 30% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.

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
Over the five years ended December 31, 2018, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (2%) to 5% annually. See Table 3: Daily, Month-End and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.

We estimate, using relevant information as of March 31, 2019 and assuming that all other factors remain constant, that:

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

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,721	2,733	—%	2,774	2,726	2%	2,834	2,641	7%
MSCI EAFE®	1,833	2,072	(12)	1,860	2,070	(10)	1,875	2,006	(7)
MSCI® Emerging Markets	1,033	1,204	(14)	1,053	1,207	(13)	1,058	1,171	(10)
HFRI Asset Weighted Composite®	NA	NA	NA	1,413	1,409	—	1,425	1,398	2

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable
Client Activity and Asset Flows
Client activity and asset flows are impacted by the number of transactions we execute on behalf of our clients, including FX settlements, equity and derivative trades, and wire transfer activity, as well as actions by our clients to change the asset class in which their assets are invested. Our servicing fee revenues are impacted by a number of factors, including transaction volumes, asset levels and asset classes in which funds are invested, as well as industry trends associated with these client-related activities.
Our clients may change the asset classes in which their assets are invested, based on their market outlook,

risk acceptance tolerance or other considerations. Over the five years ended December 31, 2018, we estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately (1%) to 2% annually. See Table 4: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 4: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2019	2018
North America - ICI Market Data(1)(2)
Long-Term Funds(3)	$47.3	$38.0
Money Market	54.0	(52.2)
Exchange-Traded Fund	43.3	62.8
Total ICI Flows	$144.6	$48.6

Europe - Broadridge Market Data(1)(4)(5)
Long-Term Funds(3)	$(50.0)	$160.5
Money Market	19.8	(10.3)
Total Broadridge Flows	$(30.2)	$150.2

(1) Industry data is provided for illustrative purposes only and is not intended to reflect our activity or its clients' activity.
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
(3) The long-term fund flows reported by ICI are composed of North America Market flows mainly in Equities, Hybrids and Fixed-Income Asset Classes. The long-term fund flows reported by Broadridge are composed of the European, Middle-Eastern, and African market flows mainly in Equities, Fixed-Income and Multi Asset Classes.
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
(5) The first quarter of 2019 data is on a rolling 3 month basis and includes December 2018, January and February 2019 for EMEA (Copyright 2018 Broadridge Financial Solutions, Inc.).
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. On average, over the five years ended December 31, 2018, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2%) annually, with the impact ranging from (1%) to (4%) in any given year. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by such additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services and the nature of those services. These same market pressures also impact the fees we negotiate when we win business from new clients.
Net New Business
Over the five years ended December 31, 2018, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 1% to 3% annually. New business can include: custody; product and participant level accounting; daily valuation and administration; record-keeping; cash management; FX, brokerage and other trading services; securities finance; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and UCITS, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients.
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

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In light of the above, we estimate, using relevant information as of March 31, 2019 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:

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

Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our management fee revenue. Quarter-end indices affect the values of AUM as of those dates. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense in the first quarters of 2019 and 2018. NII was $673 million in the first quarter of 2019 compared to $643 million in the same period in 2018.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, resale agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
NIM represents the relationship between annualized FTE NII and average total interest-earning assets for the period. It is calculated by dividing FTE NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly earned from certain investment securities (state and political subdivisions), is adjusted to a FTE basis using the U.S. federal and state statutory income tax rates.
See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the first quarters of 2019 and 2018. NII on a FTE basis increased in the first quarter of 2019 compared to the same period in 2018, primarily due to higher U.S. interest rates and disciplined liability pricing, partially offset by lower average deposit balances.

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Average Rates	Average Balance	Interest Revenue/ Expense	Average Rates
Interest-bearing deposits with banks	$48,856	$119	0.99%	$51,492	$82	0.64%
Securities purchased under resale agreements(2)	2,775	98	14.33	2,872	77	10.89
Trading account assets	866	—	—	1,138	—	—
Investment securities	88,273	507	2.30	95,362	484	2.03
Loans and leases	23,056	199	3.49	23,959	158	2.68
Other interest-earning assets	15,286	109	2.89	17,733	77	1.78
Average total interest-earning assets	$179,112	$1,032	2.34	$192,556	$878	1.85
Interest-bearing deposits:
U.S.	$64,531	$132	0.83	$48,638	$34	0.28
Non-U.S.(3)(4)	59,775	39	0.26	78,582	29	0.15
Total interest-bearing deposits(3)(5)	124,306	171	0.56	127,220	63	0.20
Securities sold under repurchase agreements	1,773	12	2.66	2,617	—	—
Other short-term borrowings	1,157	4	1.34	1,255	3	1.09
Long-term debt	10,955	106	3.89	11,412	97	3.37
Other interest-bearing liabilities	4,642	61	5.31	5,260	51	3.87
Average total interest-bearing liabilities	$142,833	$354	1.00	$147,764	$214	0.59
Interest rate spread			1.34			1.26
Net interest income-fully taxable-equivalent basis		$678			$664
Net interest margin-fully taxable-equivalent basis			1.54			1.40
Tax-equivalent adjustment		(5)			(21)
Net interest income-GAAP basis		$673			$643

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $59.20 billion in the first quarter of 2019 compared to $32.18 billion in the same period in 2018. Excluding the impact of netting, the average interest rates would be approximately 0.64% in the first quarter of 2019 compared to 0.89% in the same period in 2018.
(3) Average rate includes the impact of FX swap costs of approximately $39 million in the first quarter of 2019 compared to $34 million in the same period in 2018. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.43% in the first quarter of 2019 compared to 0.09% in the same period in 2018.
(4) In the first quarter of 2018, approximately $15 million of swap costs were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation.
(5) Total deposits averaged $155.34 billion in the first quarter of 2019 compared to $165.01 billion in the same period in 2018.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $179.11 billion in the first quarter of 2019 compared to $192.56 billion in the same period in 2018. The decrease is largely driven by lower average client deposits, which includes both interest-bearing and non-interest-bearing deposits.
Interest-bearing deposits with banks averaged $48.86 billion in the first quarter of 2019 compared to $51.49 billion in the same period in 2018. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks.
Securities purchased under resale agreements averaged $2.78 billion in the first quarter of 2019 compared to $2.87 billion in the same period in 2018. While the on-balance sheet amount has remained stable, the impact of balance sheet netting has increased to $59.20 billion in the first quarter of 2019 compared to $32.18 billion in the same period in 2018. We maintain an agreement with the Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in balance sheet netting, in the first quarter of 2019 compared to the same period in 2018, is primarily due to the expansion of our program with the FICC and new client activity.
Investment securities averaged $88.27 billion in the first quarter of 2019 compared to $95.36 billion in the same period in 2018. The decrease in average investment securities was primarily driven by our investment repositioning strategy to prioritize capital efficient client lending while managing OCI sensitivity.
Loans and leases averaged $23.06 billion in the first quarter of 2019 compared to $23.96 billion in the same period in 2018.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $15.29 billion in the first quarter of 2019 from $17.73 billion in the same period in 2018, primarily driven by a reduction in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.

Aggregate average total interest-bearing deposits decreased to $124.31 billion in the first quarter of 2019 from $127.22 billion in the same period in 2018. Average U.S. interest-bearing deposits increased as a result of a gradual shift from non-interest bearing deposits and a reclassification from non-U.S. into U.S. interest-bearing deposits that occurred in the third quarter of 2018. The overall decrease was primarily driven by lower client deposit levels. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, largely associated with our tax-exempt investment program, decreased to $1.16 billion in the first quarter of 2019 from $1.26 billion in the same period in 2018.
Average long-term debt was $10.96 billion in the first quarter of 2019 compared to $11.41 billion in the same period in 2018. These amounts reflect issuances and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $4.64 billion in the first quarter of 2019 compared to $5.26 billion in the same period in 2018. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Table 6: Expenses, provides the breakout of expenses in the first quarters of 2019 and 2018.

TABLE 6: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2019	2018
Compensation and employee benefits(1)	$1,229	$1,249	(2)%
Information systems and communications	362	315	15
Transaction processing services	242	254	(5)
Occupancy	116	120	(3)
Acquisition costs	13	—	nm
Restructuring charges, net	(4)	—	nm
Amortization of other intangible assets(1)	60	50	20
Other:
Professional services	80	79	1
Regulatory fees and assessments	18	27	(33)
Other	177	174	2
Total other	275	280	(2)
Total expenses(1)	$2,293	$2,268	1
Number of employees at quarter-end	39,969	37,192	7

(1) CRD contributed approximately $41 million in total expenses in the first quarter of 2019, including approximately $31 million in compensation and employee benefits, and $10 million in other expense lines. In addition, CRD-related expenses in the first quarter of 2019 include $15 million in amortization of other intangible assets.
nm Not meaningful
Compensation and employee benefits expenses decreased 2% in the first quarter of 2019 compared to the same period in 2018, partially due to lower seasonal deferred incentive compensation expenses for retirement eligible employees and related payroll taxes. These seasonal expenses were $137 million in the first quarter of 2019 compared to $148 million in the same period in 2018. The decrease is also a result of lower contractor service costs in the first quarter of 2019 compared to the same period in 2018, and is partially offset by $31 million of CRD compensation and employee benefits expenses in the first quarter of 2019 and annual merit increases.
Headcount increased 7% in the first quarter of 2019 compared to the same period in 2018, primarily driven by growth in our low cost locations and the impact of CRD, partially offset by a reduction in headcount in our high cost locations. Total headcount decreased by approximately 0.5% as of March 31, 2019 compared to December 31, 2018, primarily driven by a reduction in high cost locations headcount.
Information systems and communications expenses increased 15% in the first quarter of 2019 compared to the same period in 2018. The increase was primarily related to technology infrastructure enhancements.

Transaction processing services expenses decreased 5% in the first quarter of 2019 compared to the same period in 2018, due to lower sub-custodian costs.
Occupancy expenses decreased 3% in the first quarter of 2019 compared to the same period in 2018, primarily driven by the advancement of our global footprint strategy.
Amortization of other intangible assets increased 20% in the first quarter of 2019 compared to the same period in 2018, primarily due to the CRD acquisition.
Other expenses decreased 2% in the first quarter of 2019 compared to the same period in 2018, primarily due to lower travel and insurance costs.
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
Acquisition Costs
We recorded approximately $13 million of acquisition costs in the first quarter of 2019 related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, out of which $44 million has been incurred as of March 31, 2019.

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions. Through our new expense savings program, we expect to realize $350 million in gross expense savings in 2019. In the first quarter of 2019, we achieved approximately $78 million of gross expense savings, including $31 million in resource discipline and $47 million in process re-engineering and automation benefits. Resource discipline benefits can include reducing senior management headcount, rigorous performance management, vendor management and optimization of real estate. Process re-engineering and automation benefits can include high-cost location workforce reductions, reducing manual/bespoke and redundant activities, streamlining operational centers and moving to common platforms/retiring legacy applications.
Beacon
In the first quarter of 2019, we released $4 million of restructuring accruals related to Beacon as the program continues to wind down. We recorded no restructuring charges in the same period in 2018.
The following table presents aggregate restructuring and repositioning activity for the periods indicated:

TABLE 7: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	$144	$28	$3	$175
Accrual balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Income Tax Expense
Income tax expense was $127 million in the first quarter of 2019 compared to $129 million in the same period in 2018. Our effective tax rate in the first quarter of 2019 was 20.1% compared to 16.4% in the same period in 2018. The effective tax rate in the first quarter of 2019 included a decrease in excess deductions related to stock based compensation. The effective tax rate in the first quarter of 2018 included one-time benefits related to audit settlements and the realization of a tax loss.

LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; FX, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Products and services related to CRD include: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Outsourced Chief Investment Officer. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 18 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended March 31,
	2019	2018	% Change
Servicing fees	$1,251	$1,421	(12)%
Foreign exchange trading services	246	274	(10)
Securities finance	117	141	(17)
Processing fees and other(1)	180	77	134
Total fee revenue(1)	1,794	1,913	(6)
Net interest income	679	648	5
Gains (losses) related to investment securities, net	(1)	(2)	nm
Total revenue(1)	2,472	2,559	(3)
Provision for loan losses	4	—	nm
Total expenses	1,864	1,870	—
Income before income tax expense	$604	$689	(12)
Pre-tax margin	24%	27%

(1) CRD contributed approximately $99 million and $41 million in total revenue and total expenses, respectively, in the first quarter of 2019, including approximately $95 million in processing fees and other revenue and $4 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $31 million in compensation and employee benefits and $10 million in other expense lines. In addition, CRD-related expenses in the first quarter of 2019 include $15 million in amortization of other intangible assets.
nm Not meaningful

Servicing Fees
Servicing fees decreased 12% in the first quarter of 2019 compared to the same period in 2018, primarily due to challenging industry conditions including fee concessions, lower client activity and flows, weaker average equity market levels and a previously announced client transition, partially offset by new business. Servicing fees, excluding the impact of FX rates, decreased 10% in the first quarter of 2019 compared to the same period in 2018.
Servicing fees generated outside the U.S. were approximately 46% of total servicing fees in the first quarter of both 2019 and 2018.

TABLE 9: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
Collective funds	$9,436	$8,999	$9,908
Mutual funds	8,586	7,912	7,503
Insurance and other products	8,108	8,220	9,071
Pension products	6,513	6,489	6,802
Total	$32,643	$31,620	$33,284

TABLE 10: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
Equities	$18,924	$18,041	$19,198
Fixed-income	9,831	9,758	10,186
Short-term and other investments	3,888	3,821	3,900
Total	$32,643	$31,620	$33,284

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
Americas	$23,979	$23,203	$24,336
Europe/Middle East/Africa	6,875	6,699	7,211
Asia/Pacific	1,789	1,718	1,737
Total	$32,643	$31,620	$33,284

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the first quarter of 2019 totaled approximately $120 billion. Servicing assets remaining to be installed in future periods totaled approximately $310 billion as of March 31, 2019, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
With respect to these new servicing mandates, once installed we may provide various services, including, accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, FX, fund administration, hedge fund servicing, middle office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency and wealth management services. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 8: Investment Servicing Line of Business Results, decreased 10% in the first quarter of 2019 compared to the same period in 2018, primarily due to lower FX client volumes and market volatility. Foreign exchange trading services is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services. FX trading and brokerage and other trading services represented approximately 57% and 43%, respectively, of our total foreign exchange trading services revenue in the first quarter of 2019, compared to 60% and 40%, respectively, in the same period in 2018.
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect FX trading.”

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

Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility, reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our FX activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or bid-offer spreads across product mix tend to result in increases or decreases, as the case may be, in client-related FX revenue.
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

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our transition management revenue has been adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the U.K. Financial Conduct Authority in 2014 and the DOJ and SEC in 2017, including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may continue to adversely affect our results in future periods.
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
Securities finance revenue, as presented in Table 8: Investment Servicing Line of Business Results, decreased 17% in the first quarter of 2019 compared to the same period in 2018, primarily due to balance sheet repositioning efforts in the second half of 2018 within our enhanced custody business and lower client activity.
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
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance, fees from our structured products business, equity income from our joint venture investments, gains and losses on sales of other assets and amortization of our tax-advantaged investments.
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results, increased 134% in the first quarter of 2019 compared to the same period in 2018, and reflects approximately $95 million from CRD in the first quarter of 2019. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as a service arrangement inclusive of professional services such as consulting and implementation services, software support and maintenance.
Expenses
Total expenses for Investment Servicing were flat in the first quarter of 2019 compared to the same period in 2018, primarily due to $41 million of expenses from CRD, higher technology costs and higher investments to support new business, offset by benefits of our previously announced expense savings initiative and lower seasonal deferred incentive compensation. In addition, CRD-related expenses in the first quarter of 2019 include $15 million in amortization of other intangible assets. Seasonal deferred incentive compensation expense and payroll taxes was $116 million in the first quarter of 2019 compared to $132 million in the same period in 2018.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Management

TABLE 12: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended March 31,		% Change
	2019	2018
Management fees	$420	$472	(11)%
Foreign exchange trading services(1)	34	30	13
Securities finance	1	—	nm
Processing fees and other	11	—	nm
Total fee revenue	466	502	(7)
Net interest income	(6)	(5)	20
Total revenue	460	497	(7)
Total expenses	406	398	2
Income before income tax expense	$54	$99	(45)
Pre-tax margin	12%	20%

(1) Includes revenues from distributing and marketing activities for U.S. mutual funds and ETFs associated with State Street Global Advisors.
nm Not meaningful

Management Fees
Management fees decreased 11% in the first quarter of 2019 compared to the same period in 2018, reflecting product mix and weaker average equity market levels.
Management fees generated outside the U.S. were approximately 27% of total management fees in the first quarter of both 2019 and 2018.

TABLE 13: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
Equity:
Active	$85	$80	$94
Passive	1,696	1,464	1,576
Total Equity	1,781	1,544	1,670
Fixed-Income:
Active	88	81	79
Passive	341	341	354
Total Fixed-Income	429	422	433
Cash(1)	314	287	336
Multi-Asset-Class Solutions:
Active	22	19	18
Passive	125	113	128
Total Multi-Asset-Class Solutions	147	132	146
Alternative Investments(2):
Active	21	21	23
Passive	113	105	121
Total Alternative Investments	134	126	144
Total	$2,805	$2,511	$2,729

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

TABLE 14: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
Alternative Investments(2)	$45	$43	$48
Cash	8	9	3
Equity	535	482	513
Fixed-Income	73	66	65
Total Exchange-Traded Funds	$661	$600	$629

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 15: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2019	December 31, 2018	March 31, 2018
North America	$1,899	$1,731	$1,885
Europe/Middle East/Africa	447	421	511
Asia/Pacific	459	359	333
Total	$2,805	$2,511	$2,729

(1) Geographic mix is based on client location or fund management location.

TABLE 16: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional flows, net(3)	(45)	12	—	(3)	(2)	(38)
Exchange-Traded Fund flows, net	(3)	7	6	—	(2)	8
Cash fund flows, net	—	—	(50)	—	—	(50)
Total flows, net	(48)	19	(44)	(3)	(4)	(80)
Market appreciation (depreciation)	(142)	(7)	3	(10)	(10)	(166)
Foreign exchange impact	(11)	(4)	(2)	(2)	(6)	(25)
Total market/foreign exchange impact	(153)	(11)	1	(12)	(16)	(191)
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	53	(9)	1	5	2	52
Exchange-Traded Fund flows, net	(6)	4	(1)	—	—	(3)
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	47	(5)	24	5	2	73
Market appreciation (depreciation)	191	13	3	10	6	223
Foreign exchange impact	(1)	(1)	—	—	—	(2)
Total market/foreign exchange impact	190	12	3	10	6	221
Balance as of March 31, 2019	$1,781	$429	$314	$147	$134	$2,805

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
The preceding table does not include approximately $25 billion of new asset management business which was awarded but not installed as of March 31, 2019. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of March 31, 2019 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.

Expenses
Total expenses for Investment Management increased 2% in the first quarter of 2019 compared to the same period in 2018, primarily due to annual merit increases and seasonal deferred incentive compensation. Seasonal deferred incentive compensation expense and payroll taxes was $21 million in the first quarter of 2019 compared to $16 million in the same period in 2018.
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

TABLE 17: AVERAGE STATEMENT OF CONDITION(1)

	Three Months Ended March 31,
(In millions)	2019	2018
Assets:
Interest-bearing deposits with banks	$48,856	$51,492
Securities purchased under resale agreements	2,775	2,872
Trading account assets	866	1,138
U.S. Treasury and federal agencies:
Direct obligations	15,427	17,183
Mortgage-and asset-backed securities	39,216	28,307
State and political subdivisions	1,914	8,622
Other investments:
Asset-backed securities	9,078	19,543
Collateralized mortgage-backed securities and obligations	980	2,088
Other debt investments and equity securities	21,658	19,619
Total Investment securities	88,273	95,362
Loans and leases	23,056	23,959
Other interest-earning assets	15,286	17,733
Average total interest-earning assets	179,112	192,556
Cash and due from banks	3,078	3,081
Other non-interest-earning assets	37,370	31,233
Average total assets	$219,560	$226,870

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$64,531	$48,638
Non-U.S.	59,775	78,582
Total interest-bearing deposits(2)	124,306	127,220
Securities sold under repurchase agreements	1,773	2,617
Other short-term borrowings	1,157	1,255
Long-term debt	10,955	11,412
Other interest-bearing liabilities	4,642	5,260
Average total interest-bearing liabilities	142,833	147,764
Non-interest-bearing deposits(2)	31,037	37,790
Other non-interest-bearing liabilities	20,921	18,942
Preferred shareholders’ equity	3,690	3,197
Common shareholders’ equity	21,079	19,177
Average total liabilities and shareholders’ equity	$219,560	$226,870

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $155.34 billion in the first quarter of 2019 compared to $165.01 billion in the same period in 2018.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2019	December 31, 2018
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,041	$1,039
Mortgage-backed securities	20,043	15,968
Total U.S. Treasury and federal agencies	21,084	17,007
Asset-backed securities:
Student loans(1)	481	541
Credit cards	586	583
Other	886	593
Total asset-backed securities	1,953	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,517	1,682
Asset-backed securities	1,511	1,574
Government securities	12,572	12,793
Other	6,576	6,602
Total non-U.S. debt securities	22,176	22,651
State and political subdivisions	1,940	1,918
Collateralized mortgage obligations	129	197
Other U.S. debt securities	1,720	1,658
Total	$49,002	$45,148

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$13,369	$14,794
Mortgage-backed securities	22,568	21,647
Total U.S. Treasury and federal agencies	35,937	36,441
Asset-backed securities:
Student loans(1)	3,286	3,191
Credit cards	—	193
Other	1	1
Total asset-backed securities	3,287	3,385
Non-U.S. debt securities:
Mortgage-backed securities	575	638
Asset-backed securities	98	223
Government securities	399	358
Other	44	46
Total non-U.S. debt securities	1,116	1,265
Collateralized mortgage obligations	805	823
Total	$41,145	$41,914

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Includes securities at amortized cost or fair value on the date of transfer from AFS.
Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements in this Form 10-Q.

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
Average duration of our investment securities portfolio was 2.8 years and 3.1 years as of March 31, 2019 and December 31, 2018, respectively. The decrease in securities duration reflects reinvestment into shorter duration securities and lower long-end U.S. interest rates.
Approximately 91% and 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of March 31, 2019 and December 31, 2018, respectively.

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2019	December 31, 2018
AAA(1)	78%	76%
AA	13	14
A	5	5
BBB	4	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of March 31, 2019 and December 31, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2019	December 31, 2018
U.S. Agency Mortgage-backed securities	44%	40%
Foreign Sovereign	18	19
U.S. Treasuries	16	18
Asset-backed securities	10	11
Other Credit	12	12
	100%	100%

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2019, compared to approximately 27% as of December 31, 2018.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	March 31, 2019	December 31, 2018
Available-for-sale:
Australia	$2,533	$2,847
United Kingdom	2,488	2,580
Canada	2,188	2,185
France	1,837	1,875
Germany	1,606	1,547
Spain	1,481	1,504
Japan	1,342	1,352
Austria	1,323	1,312
Ireland	1,285	1,301
European(1)	1,151	1,087
Netherlands	1,108	1,116
Italy	952	1,010
Belgium	944	952
Finland	777	789
Asian(1)	338	338
Hong Kong	309	458
Sweden	189	186
Brazil	90	—
Norway	50	94
Other(2)	185	118
Total	$22,176	$22,651
Held-to-maturity:
Singapore	$285	$242
United Kingdom	234	363
Australia	153	158
Netherlands	140	187
Germany	113	115
Spain	89	92
Other(3)	102	108
Total	$1,116	$1,265

(1) Consists entirely of supranational bonds.
(2) Included approximately $145 million and $78 million as of March 31, 2019 and December 31, 2018, respectively, related to supranational bonds.
(3) Included approximately $58 million and $61 million as of March 31, 2019 and December 31, 2018, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 73% and 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2019 and December 31, 2018, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2019 and December 31, 2018, approximately 28% and 31%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2019, our non-U.S. debt securities had an average market-to-book ratio of 100.9%, and an aggregate pre-tax net unrealized gain of $205 million, composed of gross unrealized gains of $240 million and gross unrealized losses of $35 million. These unrealized amounts included:

•	a pre-tax net unrealized loss of $130 million, composed of gross unrealized gains of $157 million and gross unrealized losses of $27 million, associated with non-U.S. AFS debt securities; and

•	a pre-tax net unrealized gain of $75 million, composed of gross unrealized gains of $83 million and gross unrealized losses of $8 million, associated with non-U.S. HTM debt securities.
As of March 31, 2019, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages as well as U.K., German and Spanish consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.94 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2019 as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2019, we also provided approximately $9.25 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2019
State of Issuer:
Texas	$299	$2,467	$2,766	25%
California	115	1,693	1,808	16
New York	283	1,518	1,801	16
Massachusetts	465	778	1,243	11
Tennessee	7	502	509	5
Total	$1,169	$6,958	$8,127

December 31, 2018
State of Issuer:
Texas	$315	$2,467	$2,782	25%
California	108	1,693	1,801	16
New York	231	1,518	1,749	15
Massachusetts	467	978	1,445	13
Total	$1,121	$6,656	$7,777

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.19 billion and $11.35 billion across our businesses as of March 31, 2019 and December 31, 2018, respectively.
(2) Includes municipal loans which are also presented within Table 23: U.S. and Non-U.S. Loans and Leases.

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 81% of the obligors rated “AAA” or “AA” as of March 31, 2019. As of that date, approximately 22% and 78% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of OTTI of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
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
We conduct periodic reviews of individual securities to assess whether OTTI exists. Our assessment of OTTI involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, OTTI could increase, in particular the credit-related component that would be recorded in our consolidated statement of income. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and continental Europe takes into account the outcome from the Brexit referendum and other geopolitical events, and assumes no disruption of payments on these securities.

Loans and Leases

TABLE 23: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	March 31, 2019	December 31, 2018
Domestic:
Commercial and financial	$16,451	$19,479
Commercial real estate	976	874
Total domestic	17,427	20,353
Non-U.S.:
Commercial and financial	5,954	5,436
Total loans and leases	$23,381	$25,789
The decrease in loans in the domestic commercial and financial segment as of March 31, 2019 compared to December 31, 2018 was primarily driven by lower levels of client overdrafts.
As of March 31, 2019 and December 31, 2018, our investment in senior secured loans totaled approximately $4.5 billion and $4.4 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2019 and December 31, 2018 of $114 million and $238 million, respectively, to participate in such syndications. The decrease in unfunded commitments is due to lower activity in the leveraged loans market in the first quarter of 2019 compared to the fourth quarter of 2018. Unfunded commitments as of December 31, 2018 settled in the first quarter of 2019 and are now funded commitments. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 88% and 90% of the loans rated “BB” or “B” as of March 31, 2019 and December 31, 2018, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Loans to municipalities included in the commercial and financial segment were $0.97 billion and $0.90 billion as of March 31, 2019 and December 31, 2018, respectively.
Additional information about all of our loan and leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both March 31, 2019 and December 31, 2018.

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 24: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Three Months Ended March 31,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	4	—
Other(2)	(1)	—
Ending balance	$70	$54

(1) The provision for loan and lease losses is primarily related to commercial and financial loans.
(2) Consists primarily of FX translation.
We recorded a provision for loan losses of $4 million in the first quarter of 2019 compared to less than $1 million provision for loan losses recorded in the same period in 2018. The increase was primarily due to a higher volume of loans to non-investment grade borrowers composed of senior secured loans that we purchased in connection with our participation in loan syndications in the non-investment grade lending market.
In the first quarter of 2019, approximately $62 million of our ALLL was related to senior secured loans included in the commercial and financial segment compared to $46 million in the same period in 2018. As this portfolio grows and matures, our ALLL related to these loans may increase through additional provisions for credit losses. The remaining $8 million in both the first quarter of 2019 and 2018 was related to other components of commercial and financial loans.
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to FX and interest rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, FX needed by borrowers to repay their obligations.
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
The cross-border outstandings presented in Table 25: Cross-Border Outstandings, represented approximately 28% of our consolidated total assets as of both March 31, 2019 and December 31, 2018.

TABLE 25: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2019
Germany	$18,962	$441	$19,403
Japan	12,444	1,384	13,828
United Kingdom	11,750	1,057	12,807
Australia	4,072	512	4,584
Luxembourg	2,420	1,299	3,719
Canada	2,612	606	3,218
Ireland	1,878	1,193	3,071
France	2,479	352	2,831
December 31, 2018
Germany	$20,157	$489	$20,646
Japan	13,985	1,084	15,069
United Kingdom	12,623	1,176	13,799
Australia	4,217	1,349	5,566
Canada	3,010	1,507	4,517
Ireland	2,019	809	2,828
France	2,495	294	2,789
Luxembourg	2,033	710	2,743

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2019, aggregate cross-border outstandings in Switzerland amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.85 billion. As of December 31, 2018, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.

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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 17 to 46 included under Item 1A, Risk Factors, in our 2018 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 79 to 83 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework" in our 2018 Form 10-K.
Credit Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and FX and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 83 to 88 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through State Street Intermediate Funding, LLC (SSIF), a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2019, the Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 88 to 92 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2018 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to pages 7 to 8 included under Item 1, Business, in our 2018 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended March 31, 2019 and December 31, 2018, daily average LCR for the Parent Company was 110% and 108%, respectively. The average HQLA for the Parent Company under the LCR final rule was $93.50 billion and $91.67 billion, post-prescribed haircuts, for the quarters ended March 31, 2019 and December 31, 2018, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $39.26 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended March 31, 2019, compared to $44.17 billion for the quarter ended December 31,

2018. The lower levels of average cash balances with central banks reflect levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of March 31, 2019, we had no outstanding borrowings from the FHLB. As of December 31, 2018, we had approximately $2 billion of outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2019 and December 31, 2018, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $70.17 billion for the quarter ended March 31, 2019 compared to $65.94 billion for the quarter ended December 31, 2018.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $29.95 billion and $28.95 billion and standby letters of credit totaling $2.97 billion and $2.99 billion as of March 31, 2019 and December 31, 2018, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2019, approximately 75% of our unfunded commitments to extend credit and 29% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

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
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 11 and 12 included under Item 1, Business, in our 2018 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow us to continue to meet our obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
State Street Bank is also required to submit annually to the FDIC a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. We filed our most recent IDI plan on June 28, 2018.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2019 and December 31, 2018, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.42 billion and $1.08 billion as of March 31, 2019 and December 31, 2018, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.05 billion, as of March 31, 2019, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both March 31, 2019 and December 31, 2018, there was no balance outstanding on this line of credit.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is provided in Note 7 to the consolidated financial statements in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

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
For additional information about our operational risk framework, refer to pages 93 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
Information Technology Risk Management
We define information technology risk as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Information technology risk includes risks potentially triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events and adoption of new business technologies.
For additional information about our information technology risk framework, refer to pages 96 to 97 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management" in our 2018 Form 10-K.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, FX rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset-and-liability management, activities.
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
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For additional information about the market risk associated with our trading activities, refer to pages 97 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
As part of our trading activities, we assume positions in the FX and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including FX forward contracts, FX and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2019, the notional amount of these derivative contracts was $2.30 trillion, of which $2.29 trillion was composed of FX forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All FX contracts are valued daily at current market rates.
Value-at-Risk and Stressed Value-at-Risk
We use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading-related VaR daily. We have adopted standards for measuring trading related VaR, and we maintain regulatory capital for market risk associated with currently applicable bank regulatory market risk requirements. Our regulatory VaR-based measure is calculated based on historical volatilities of market risk factors during a two-year observation period calibrated to a one-tail, 99% confidence interval and a ten-business-day holding period.
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
For additional information about our VaR measurement tools and methodologies, refer to pages

99 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
Stress Testing
We have a corporate-wide stress testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Trading and Markets Risk Committee (TMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual profit-and-loss (P&L) outcomes, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and NII, as well as estimated revenue from intra-day trading.
Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We had no back-testing exceptions in the quarters ended March 31, 2019, December 31, 2018 and March 31, 2018.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2019, December 31, 2018 and March 31, 2018. As of March 31, 2019, December 31, 2018 and March 31, 2018, as measured by our VaR methodology, a covered

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.

Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2019	As of December 31, 2018	As of March 31, 2018
	March 31, 2019			December 31, 2018			March 31, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$10,030	$18,397	$4,201	$10,459	$19,160	$3,721	$6,496	$11,390	$2,967	$16,571	$10,588	$4,233
Global Treasury	614	2,615	207	1,281	3,579	392	764	1,940	100	865	1,354	1,187
Diversification	(772)	(2,738)	(157)	(1,100)	(3,348)	278	(640)	(1,982)	513	(939)	(1,435)	(1,309)
Total VaR	$9,872	$18,274	$4,251	$10,640	$19,391	$4,391	$6,620	$11,348	$3,580	$16,497	$10,507	$4,111

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2019	As of December 31, 2018	As of March 31, 2018
	March 31, 2019			December 31, 2018			March 31, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$26,810	$49,359	$15,052	$30,678	$58,221	$14,875	$34,136	$56,764	$20,411	$39,238	$26,512	$45,984
Global Treasury	4,999	9,530	1,953	4,495	8,896	1,838	4,118	10,177	342	6,761	7,683	7,024
Diversification	(5,426)	(10,857)	(1,710)	(4,804)	(8,898)	(1,818)	(4,194)	(10,644)	(275)	(8,592)	(7,919)	(8,019)
Total VaR	$26,383	$48,032	$15,295	$30,369	$58,219	$14,895	$34,060	$56,297	$20,478	$37,407	$26,276	$44,989

The three month average of our stressed VaR-based measure was approximately $26 million for the quarter ended March 31, 2019 compared to an average of approximately $30 million for the quarter ended December 31, 2018 and $34 million for the quarter ended March 31, 2018. The decrease in the stressed VaR is primarily attributed to lower interest-rate basis risk in emerging markets.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations.

We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures. The following tables present the VaR and stressed-VaR associated with our trading activities attributable to FX risk, interest-rate risk and volatility risk as of March 31, 2019, December 31, 2018 and March 31, 2018. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of March 31, 2019			As of December 31, 2018			As of March 31, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$3,837	$14,401	$327	$2,679	$11,850	$—	$2,407	$3,806	$243
Global Treasury	47	836	—	53	1,377	—	62	1,148	—
Diversification	(62)	(746)	—	(39)	(1,436)	—	(54)	(1,575)	—
Total VaR	$3,822	$14,491	$327	$2,693	$11,791	$—	$2,415	$3,379	$243

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of March 31, 2019			As of December 31, 2018			As of March 31, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$12,870	$45,137	$421	$10,465	$23,324	$—	$10,520	$44,416	$273
Global Treasury	126	7,121	—	74	8,202	—	126	7,173	—
Diversification	(162)	(10,467)	—	(132)	(7,835)	—	(225)	(8,218)	—
Total VaR	$12,834	$41,791	$421	$10,407	$23,691	$—	$10,421	$43,371	$273

(1) For purposes of risk attribution by component, FX refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these FX instruments is included in the interest-rate risk component.
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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. EVE sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally approved risk limits and guidelines.
For additional information about our Asset-and-Liability Management Activities, refer to pages 103 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.

In the table below, we report the expected change in NII over the next twelve months from +/-100 bps instantaneous shocks to all tenors on the yield curves. We also shock the short-end through a 100 basis point change to rates three months and less with a gradual reduction to a zero basis point shock at the five year tenor. These are referred to as "short-end shocks" in the NII sensitivity table. We separately shock the long-end 100 basis points from the five year tenor and longer, with a gradual reduction to a zero basis point shock at the three month tenor. These are referred to as "long-end shocks" in the NII sensitivity table. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.

TABLE 30: NET INTEREST INCOME SENSITIVITY
(In millions)	March 31, 2019	March 31, 2018
Rate change:	Benefit (Exposure)
Parallel shifts:
+100 bps shock	$341	$524
–100 bps shock	(142)	(359)
Steeper yield curve:
+100 bps long-end shock	109	162
-100 bps short-end shock	2	(180)
Flatter yield curve:
+100 bps short-end shock	239	369
-100 bps long-end shock	(137)	(177)

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of March 31, 2019, NII sensitivity remains positioned to benefit from rising interest-rates. Compared to March 31, 2018, our NII is less sensitive to instantaneous shifts in both higher and lower rate scenarios. For the short-end shocks, the reduction in NII sensitivity was driven by changes to the U.S. deposit composition and increasing pricing betas. For the long-end shocks, the reduction in NII sensitivity was driven by a continued shift toward more fixed-rate securities in the investment portfolio.
We also measure how much of the NII sensitivity change is a result of shifts in U.S. and non-U.S. rates, as shown in the table below.

TABLE 31: NET INTEREST INCOME SENSITIVITY BY CURRENCY
	March 31, 2019
(In millions)	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)
Parallel shifts:
+100 bps shock	$103	$238	$341
–100 bps shock	(165)	23	(142)

	March 31, 2018
(In millions)	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)
Parallel shifts:
+100 bps shock	$278	$246	$524
–100 bps shock	(368)	9	(359)
Compared to March 31, 2018, our U.S. rate sensitivity has decreased driven by changes to our deposit composition and rising pricing betas along with adding more fixed-rate securities to the investment portfolio. This has also resulted in the majority of our current U.S. rate impacts to be driven by the long-end of the curve. Non-U.S. rate sensitivities are largely unchanged versus March 31, 2018. The majority of the benefit to higher non-U.S.rates is driven by the short-end of the curve given deposit pricing expectations for currencies such as Euro and Sterling.
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

TABLE 32: ECONOMIC VALUE OF EQUITY SENSITIVITY
(In millions)	March 31, 2019	March 31, 2018
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,615)	$(1,375)
–200 bps shock	605	145
As of March 31, 2019, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to March 31, 2018, the change in the up 200 bps instantaneous shock was driven by investment portfolio purchases in fixed-rate securities, partially offset by lower long-end U.S. rates. The change in the down 200 bps instantaneous shock was primarily due to a modeling enhancement implemented in the second quarter of 2018 for negative rate currencies. The modeling enhancement allows for interest rate shocks to go below zero for certain currencies, such as Euro, where central banks have allowed negative rates. The March 31, 2018 position in the down 200 bps shock scenario, which does not reflect the modeling enhancement, would have increased approximately $1 billion under the new modeling approach. This update aligns our modeling approaches for negative rates in both EVE and NII sensitivity simulations.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 104 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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
For additional information about our strategic risk management framework, refer to page 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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
Governance
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Management group within Global Treasury is responsible for the Capital Policy and guidelines, development of the Capital Plan, the oversight of global capital management and optimization.
The Management Risk and Capital Committee (MRAC) provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s Risk Committee (RC) assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved annually by the Board's RC.
For additional information about our capital, refer to pages 105 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
Global Systemically Important Bank
We are one among a group of 29 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as G-SIBs. Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule.
In addition to the Basel III final rule, we are subject to the Federal Reserve's final rule imposing a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in on January 2016 and became fully effective on January 1, 2019. The eight

U.S. banks deemed to be G-SIBs, including us, are required to calculate the G-SIB surcharge annually according to the following two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability; or

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components.
Method 2 currently is the binding methodology for us, and our applicable surcharge for 2019 was calculated to be 1.5%, which is based on a calculation date of December 31, 2017. Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.5%, are 8.5% for CET1 capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation. Based on a calculation date of December 31, 2018, our G-SIB surcharge for 2020 will be reduced to 1.0%. This reduction was driven by 2018 strategic balance sheet repositioning and risk reduction actions.
Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% leverage buffer under the Basel III final rule, subject to the Federal Reserve’s proposed changes to the SLR. If we fail to exceed the 2.0% leverage buffer, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital liquidity and other regulatory requirements.
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
The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.
The final market risk capital rule requires us to use internal models to calculate daily measures of VaR, that reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk" included in this Management's Discussion and Analysis.
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
The requirement for the capital conservation buffer became effective with full implementation on January 1, 2019. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital conservation buffer of more than 2.5% of total RWA and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total RWA, above each of the minimum CET1, tier 1, and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators. To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by the Prompt Corrective Action Framework.
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

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 33: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2019	Basel III Standardized Approach March 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches March 31, 2019	Basel III Standardized Approach March 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,586	$10,586	$10,565	$10,565	$12,894	$12,894	$12,894	$12,894
Retained earnings			20,911	20,911	20,606	20,606	14,273	14,273	14,261	14,261
Accumulated other comprehensive income (loss)			(1,168)	(1,168)	(1,332)	(1,332)	(954)	(954)	(1,112)	(1,112)
Treasury stock, at cost			(8,969)	(8,969)	(8,715)	(8,715)	—	—	—	—
Total			21,360	21,360	21,124	21,124	26,213	26,213	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,294)	(9,294)	(9,350)	(9,350)	(9,016)	(9,016)	(9,073)	(9,073)
Other adjustments(2)			(167)	(167)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			11,899	11,899	11,580	11,580	17,196	17,196	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Tier 1 capital			15,589	15,589	15,270	15,270	17,196	17,196	16,941	16,941
Qualifying subordinated long-term debt			787	787	778	778	785	785	776	776
Allowance for loan and lease losses			10	84	14	83	6	83	11	83
Total capital			$16,386	$16,460	$16,062	$16,131	$17,987	$18,064	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$49,451	$102,284	$47,738	$97,303	$47,106	$99,673	$45,565	$94,776
Operational risk(4)			47,213	NA	46,060	NA	44,416	NA	44,494	NA
Market risk			1,359	1,359	1,517	1,517	1,359	1,359	1,517	1,517
Total risk-weighted assets			$98,023	$103,643	$95,315	$98,820	$92,881	$101,032	$91,576	$96,293
Adjusted quarterly average assets			$210,099	$210,099	$211,924	$211,924	$207,417	$207,417	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.1%	11.5%	12.1%	11.7%	18.5%	17.0%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	15.0	16.0	15.5	18.5	17.0	18.5	17.6
Total capital	12.0	11.0	16.7	15.9	16.9	16.3	19.4	17.9	19.4	18.5

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.
(2) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(3) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter (OTC) derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $0.32 billion as of March 31, 2019 compared to December 31, 2018, primarily driven by net income of $0.51 billion and accumulated other comprehensive income of $0.16 billion in the first quarter of 2019, partially offset by common stock repurchases of $0.30 billion and capital distributions of $0.23 billion from common and preferred stock dividends.
Our tier 1 capital increased $0.32 billion as of March 31, 2019 compared to December 31, 2018 under both the advanced approaches and standardized approach due to the changes in our CET1 capital. Total capital increased under the advanced approaches and standardized approach by $0.32 billion and $0.33 billion, respectively, due to the changes in our CET1 and tier 2 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the first quarter of 2019 and for the year ended December 31, 2018.

TABLE 34: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2019	Basel III Standardized Approach March 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,580	$11,580	$12,204	$12,204
Net income	508	508	2,599	2,599
Changes in treasury stock, at cost	(253)	(253)	314	314
Dividends declared	(233)	(233)	(853)	(853)
Goodwill and other intangible assets, net of associated deferred tax liabilities	56	56	(2,473)	(2,473)
Effect of certain items in accumulated other comprehensive income (loss)	163	163	(360)	(360)
Other adjustments	78	78	149	149
Changes in common equity tier 1 capital	319	319	(624)	(624)
Common equity tier 1 capital balance, end of period	11,899	11,899	11,580	11,580
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,270	15,270	15,382	15,382
Change in common equity tier 1 capital	319	319	(624)	(624)
Net issuance of preferred stock	—	—	494	494
Other adjustments	—	—	18	18
Changes in tier 1 capital	319	319	(112)	(112)
Tier 1 capital balance, end of period	15,589	15,589	15,270	15,270
Tier 2 capital:
Tier 2 capital balance, beginning of period	792	861	985	1,053
Net issuance and changes in long-term debt qualifying as tier 2	9	9	(202)	(202)
Changes in Allowance for loan and lease losses and other	(4)	1	10	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	5	10	(193)	(192)
Tier 2 capital balance, end of period	797	871	792	861
Total capital:
Total capital balance, beginning of period	16,062	16,131	16,367	16,435
Changes in tier 1 capital	319	319	(112)	(112)
Changes in tier 2 capital	5	10	(193)	(192)
Total capital balance, end of period	$16,386	$16,460	$16,062	$16,131

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches RWA for the first quarter of 2019 and for the year ended December 31, 2018.

TABLE 35: ADVANCED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	March 31, 2019	December 31, 2018
Total risk-weighted assets, beginning of period	$95,315	$99,156
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,430	(940)
Net increase (decrease) in loans and leases	240	(12)
Net increase (decrease) in securitization exposures	(156)	(3,666)
Net increase (decrease) in repo-style transaction exposures	118	(19)
Net increase (decrease) in Over-the-counter derivatives exposures	(405)	(1,170)
Net increase (decrease) in all other(1)	486	1,545
Net increase (decrease) in credit risk-weighted assets	1,713	(4,262)
Net increase (decrease) in market risk-weighted assets	(158)	183
Net increase (decrease) in operational risk-weighted assets	1,153	238
Total risk-weighted assets, end of period	$98,023	$95,315

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures and 6% credit risk supervisory charge.
As of March 31, 2019, total advanced approaches RWA increased $2.71 billion compared to December 31, 2018, primarily due to increases in both credit RWA of $1.71 billion and operational risk RWA of $1.15 billion. The increase in credit RWA was primarily driven by an increase in investment securities RWA of $1.36 billion primarily due to purchases of HQLA securities.

The following table presents a roll-forward of the Basel III standardized approach RWA for the first quarter of 2019 and for the year ended December 31, 2018.

TABLE 36: STANDARDIZED APPROACH RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	March 31, 2019	December 31, 2018
Total risk-weighted assets, beginning of period(1)	$98,820	$102,683
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,483	(2,887)
Net increase (decrease) in loans and leases	(1,879)	3,104
Net increase (decrease) in securitization exposures	(156)	(3,666)
Net increase (decrease) in repo-style transaction exposures	5,158	(3,156)
Net increase (decrease) in Over-the-counter derivatives exposures	(303)	(46)
Net increase (decrease) in all other(2)	678	2,605
Net increase (decrease) in credit risk-weighted assets	4,981	(4,046)
Net increase (decrease) in market risk-weighted assets	(158)	183
Total risk-weighted assets, end of period	$103,643	$98,820

(1) Standardized approach RWA as of the periods noted above were calculated using our estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of March 31, 2019, total standardized approach RWA increased $4.82 billion compared to December 31, 2018, primarily due to higher credit RWA. The main drivers of the credit RWA change were an increase in securities finance RWA of $5.03 billion driven by new exposures and market appreciation, higher investment securities RWA of $1.43 billion from the purchase of HQLA securities, and an increase in other exposures. These increases were partially offset by a reduction in domestic overdrafts RWA of $1.86 billion in the first quarter of 2019.
The regulatory capital ratios as of March 31, 2019, presented in Table 33: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2019, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Total Loss-Absorbing Capacity (TLAC)
In 2016, the Federal Reserve released its final rule on TLAC, long-term debt (LTD) and clean holding company requirements for U.S. domiciled G-SIBs, such as us, that is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. The TLAC final rule imposes: (1) external TLAC requirements (i.e., combined eligible tier 1 regulatory capital and LTD); (2) separate external LTD requirements; and (3) clean holding company requirements that impose restrictions on certain types of liabilities and limit non-TLAC related third party liabilities to 5.0% of external TLAC. Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0%) and 9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule; and (2) qualifying external LTD equal to the greater of 7.5% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external LTD and external TLAC as of March 31, 2019:

TABLE 37: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2019
(Dollars in millions)	Actual		Requirement(1)
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$26,610	25.7%	$22,283	21.5%
Supplemental leverage ratio	26,610	11.3	22,419	9.5
Long term debt:
Risk-weighted assets	9,813	9.5	7,773	7.5
Supplemental leverage ratio	9,813	4.2	10,619	4.5

(1) We have received a one year extension for compliance with LTD SLR to January 1, 2020; all other requirements of the TLAC final rule are effective January 1, 2019.
We requested and received from the Federal Reserve, a one year extension from January 1, 2019 to January 1, 2020, for compliance with the LTD SLR requirements of the TLAC final rule. In granting the extension request, the Federal Reserve noted the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), under which the Federal Reserve and the other U.S. federal banking agencies must promulgate rules to exclude certain central bank placements from the calculation of SLR for custodial banks, such as us. This regulatory change is expected to reduce the LTD we are required to hold as calculated under the current requirements. The extension will allow us to determine the appropriate amount of LTD needed to comply with the LTD SLR requirements of the TLAC rule after the Federal Reserve and the other U.S. federal banking agencies have adopted this regulatory change.
Regulatory Developments
In April 2018, the Federal Reserve Board (FRB) issued a proposed rule which would replace the current 2.0% supplementary leverage ratio buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In addition, the FRB has issued a separate proposed rule replacing the current 2.5% capital conservation buffer with a firm specific buffer (referred to as the Stress Capital Buffer (SCB), updated annually and tailored to reflect the results of the most recent Federal Reserve’s CCAR supervisory severely adverse

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

scenario stress test. The proposal also introduces a Stress Leverage Buffer (SLB) applicable to the tier 1 leverage ratio. Under the proposal, both the SCB and SLB would become effective October 1, 2019. Changes to the final rules, if and when proposed, may be material and the application of the proposed rule involves estimates which cannot reasonably be made at present. Consequently, we have not estimated the impact of the proposed rule.
In April 2019, the FRB issued a proposed rule on the promulgation of regulation for section 402 of the EGRRCPA that was signed into law in May 2018. Under the legislation, specific modifications would allow certain central bank deposits to be excluded from the SLR denominator, or total leverage exposure for custody banks. In the first quarter of 2019, we estimated $46.10 billion of average balances held on deposit at central banks would be excluded from the SLR denominator under our interpretation of the proposed regulation. The EGRRCPA may also impact our TLAC and LTD requirements calibrated to SLR.
Tier 1 Capital and Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like us, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. The SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintains an SLR of at least 6.0% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action Framework and (ii) we maintain an SLR of at least 5.0% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a well capitalized tier 1 leverage ratio requirement of 5.0%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures.

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2019	December 31, 2018
State Street:
Tier 1 capital	$15,589	$15,270
Average assets	219,560	221,350
Less: adjustments for deductions from tier 1 capital	(9,461)	(9,426)
Adjusted average assets	210,099	211,924
Off-balance sheet exposures	25,889	29,279
Total assets for SLR	$235,988	$241,203
Tier 1 leverage ratio(1)	7.4%	7.2%
Supplementary leverage ratio	6.6	6.3

State Street Bank:
Tier 1 capital	$17,196	$16,941
Average assets	216,434	218,402
Less: adjustments for deductions from tier 1 capital	(9,017)	(8,989)
Adjusted average assets	207,417	209,413
Off-balance sheet exposures	26,072	29,368
Total assets for SLR	$233,489	$238,781
Tier 1 leverage ratio (1)	8.3%	8.1%
Supplementary leverage ratio	7.4	7.1

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III final rule.

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2019:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS
	Three Months Ended March 31,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$55			$55
Common Stock
In June 2018, the Federal Reserve issued a conditional non-objection to our 2018 capital plan, requiring State Street to enhance the management and analysis of counterparty exposures under stress, which was subsequently satisfied. In connection with our capital plan, we repurchased $300 million of our common stock under the 2018 Program in the first quarter of 2019 and may repurchase up to $300 million of our common stock under the 2018 Program in the second quarter of 2019.

The table below presents the activity under our common stock purchase program during the period indicated:

TABLE 41: SHARES REPURCHASED
	Three Months Ended March 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.2	$70.93	$300

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.47	$177	$0.42	$154
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 50 and 51 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 165 to 167 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $387.31 billion and $342.34 billion as of March 31, 2019 and December 31, 2018, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $405.30 billion and $357.89 billion as collateral for indemnified securities on loan as of March 31, 2019 and December 31, 2018, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $405.30 billion and $357.89 billion, referenced above, $47.56 billion and $42.61 billion was invested in indemnified repurchase agreements as of March 31, 2019 and December 31, 2018, respectively. We or our agents held $50.35 billion and $45.06 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2019 and December 31, 2018, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 46

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-Q, is incorporated by reference herein. For additional information about our market risk framework, refer to pages 97 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework" in our 2018 Form 10-K.

CONTROLS AND PROCEDURES
We have established and maintained disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2019, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
We have established and maintained internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Fee revenue:
Servicing fees	$1,251	$1,421
Management fees	420	472
Foreign exchange trading services	280	304
Securities finance	118	141
Processing fees and other	191	77
Total fee revenue	2,260	2,415
Net interest income:
Interest income	1,027	857
Interest expense	354	214
Net interest income	673	643
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	—	(1)
Losses from other-than-temporary impairment	(1)	(1)
Gains (losses) related to investment securities, net	(1)	(2)
Total revenue	2,932	3,056
Provision for loan losses	4	—
Expenses:
Compensation and employee benefits	1,229	1,249
Information systems and communications	362	315
Transaction processing services	242	254
Occupancy	116	120
Acquisition and restructuring costs	9	—
Amortization of other intangible assets	60	50
Other	275	280
Total expenses	2,293	2,268
Income before income tax expense	635	788
Income tax expense	127	129
Net income	$508	$659
Net income available to common shareholders	$452	$603
Earnings per common share:
Basic	$1.20	$1.64
Diluted	1.18	1.62
Average common shares outstanding (in thousands):
Basic	377,915	367,439
Diluted	381,703	372,619
Cash dividends declared per common share	$.47	$.42

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income	$508	$659
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($3) and $52, respectively	(26)	151
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $108 and ($102), respectively	272	(149)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($1) and $7, respectively	(2)	18
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of ($1) and $2, respectively	—	—
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $9 and ($19), respectively	24	(97)
Net unrealized gains (losses) on retirement plans, net of related taxes of ($4) and $3, respectively	(8)	12
Other comprehensive income (loss)	260	(65)
Total comprehensive income	$768	$594

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2019	December 31, 2018
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$4,469	$3,597
Interest-bearing deposits with banks	53,864	73,040
Securities purchased under resale agreements	1,522	4,679
Trading account assets	856	860
Investment securities available-for-sale	49,002	45,148
Investment securities held-to-maturity (fair value of $40,971 and $41,351)	41,145	41,914
Loans and leases (less allowance for losses of $70 and $67)	23,311	25,722
Premises and equipment (net of accumulated depreciation of $3,937 and $4,152)	2,230	2,214
Accrued interest and fees receivable	3,277	3,203
Goodwill	7,549	7,446
Other intangible assets	2,208	2,369
Other assets	38,899	34,404
Total assets	$228,332	$244,596
Liabilities:
Deposits:
Non-interest-bearing	$35,295	$44,804
Interest-bearing - U.S.	62,988	66,235
Interest-bearing - non-U.S.	64,188	69,321
Total deposits	162,471	180,360
Securities sold under repurchase agreements	1,420	1,082
Other short-term borrowings	947	3,092
Accrued expenses and other liabilities	27,274	24,232
Long-term debt	11,182	11,093
Total liabilities	203,294	219,859
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 376,720,715 and 379,946,724 shares outstanding	504	504
Surplus	10,082	10,061
Retained earnings	20,911	20,553
Accumulated other comprehensive income (loss)	(1,180)	(1,356)
Treasury stock, at cost (127,158,927 and 123,932,918 shares)	(8,969)	(8,715)
Total shareholders’ equity	25,038	24,737
Total liabilities and shareholders' equity	$228,332	$244,596

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock		Common Stock				Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock			Total
			Shares (In thousands)		Amount						Shares (In thousands)		Amount
Balance at December 31, 2017	$3,196		503,880		$504		$9,799	$18,809	$(1,009)		136,230		$(9,029)	$22,270
Net income								659						659
Other comprehensive income									(65)					(65)
Cash dividends declared:
Common stock - $0.42 per share								(154)						(154)
Preferred stock								(55)						(55)
Common stock acquired											3,324		(350)	(350)
Common stock awards exercised							(3)				(1,075)		45	42
Other								3			(7)			3
Balance at March 31, 2018	$3,196		$503,880		$504		$9,796	$19,262	$(1,074)		$138,472		$(9,334)	$22,350
Balance at December 31, 2018	$3,690	—	$503,880	—	$504	—	$10,061	$20,553	$(1,356)	—	$123,933	—	$(8,715)	$24,737
Reclassification of certain tax effects(1)								84	(84)					—
Net income								508						508
Other comprehensive income									260					260
Cash dividends declared:
Common stock - $0.47 per share								(177)						(177)
Preferred stock								(55)						(55)
Common stock acquired											4,230		(300)	(300)
Common stock awards exercised							26				(1,002)		45	71
Other							(5)	(2)			(2)		1	(6)
Balance at March 31, 2019	$3,690		$503,880		$504		$10,082	$20,911	$(1,180)		$127,159		$(8,969)	$25,038

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2019	2018
Operating Activities:
Net income	$508	$659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(35)	(33)
Amortization of other intangible assets	60	50
Other non-cash adjustments for depreciation, amortization and accretion, net	244	248
(Gains) losses related to investment securities, net	1	2
Change in trading account assets, net	4	(85)
Change in accrued interest and fees receivable, net	(74)	(84)
Change in collateral deposits, net	(1,527)	6,011
Change in unrealized (gains) losses on foreign exchange derivatives, net	(63)	(2,205)
Change in other assets, net	(732)	(993)
Change in accrued expenses and other liabilities, net	976	1,091
Other, net	143	175
Net cash (used in) provided by operating activities	(495)	4,836
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	19,176	(12,191)
Net (increase) decrease in securities purchased under resale agreements	3,157	(1,895)
Proceeds from sales of available-for-sale securities	152	11,720
Proceeds from maturities of available-for-sale securities	3,959	4,438
Purchases of available-for-sale securities	(7,408)	(3,922)
Proceeds from maturities of held-to-maturity securities	2,606	1,155
Purchases of held-to-maturity securities	(2,348)	(1,860)
Net decrease (increase) in loans and leases	2,409	(6,280)
Business acquisitions, net of cash acquired	(54)	—
Purchases of equity investments and other long-term assets	(71)	(8)
Purchases of premises and equipment, net	(171)	(147)
Other, net	264	17
Net cash provided by (used in) investing activities	21,671	(8,973)
Financing Activities:
Net (decrease) in time deposits	(5,876)	(1,789)
Net (decrease) increase in all other deposits	(12,013)	8,410
Net increase (decrease) in other short-term borrowings	(1,807)	(900)
Payments for long-term debt and obligations under capital leases	(31)	(515)
Repurchases of common stock	(300)	(350)
Repurchases of common stock for employee tax withholding	(43)	(70)
Payments for cash dividends	(234)	(210)
Net cash (used in) provided by financing activities	(20,304)	4,576
Net increase	872	439
Cash and due from banks at beginning of period	3,597	2,107
Cash and due from banks at end of period	$4,469	$2,546

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary accompanying these consolidated financial statements.

State Street Corporation | 53

Table of ContentsSTATE STREET CORPORATION
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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2018 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2018 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.

State Street Corporation | 54

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Developments

Relevant standards that were recently issued but not yet adopted as of March 31, 2019:
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
January 1, 2020, early adoption permitted
We are continuing to assess the impact of the standard on our consolidated financial statements. We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and continue to develop key accounting policies, assess new and existing credit loss models and processes and address data requirements and sources to ensure that the expected credit losses are calculated in accordance with the standard. We have developed credit loss models that are currently under review by our Model Validation Group. Based on our analysis to date, we expect the recognition of credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses which will be impacted by our portfolio and the macroeconomic factors on the date of adoption. We plan to adopt the new guidance on January 1, 2020.

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

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. That Is a Service Contract (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force)

This standard addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software.
		January 1, 2020, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.

State Street Corporation | 55

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Relevant standards that were adopted in the first quarter of 2019:
We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted Topic 842 by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $0.9 billion and lease liabilities of approximately $1.1 billion. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office space. No material changes are expected to the recognition of lease expenses in the Consolidated Statement of Income as a result of the adoption of Topic 842. For adoption, we elected Topic 842’s package of three practical expedients, and (1) did not reassess whether any expired or existing contracts are or contain leases, (2) did not reassess the lease classification for any expired or existing leases, and (3) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases, and elected the practical expedient to not separate lease and nonlease components of leases.
We adopted ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium amortization on Purchased Callable Debt Securities, effective January 1, 2019. The standard shortens the amortization period for certain purchased callable debt securities to the earliest call date. The standard does not impact debt securities which are held at a discount. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the beginning of the period of adoption. The impact to beginning retained earnings was not material.
We adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2019. This standard provides an election to reclassify the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Upon adoption of the standard we reclassified approximately $84 million of stranded tax effects.

Change in Accounting Policy
In the first quarter of 2019, we voluntarily changed our accounting method under FASB ASC 323, Investments-Equity Method and Joint Ventures, for investments in LIHTC from the equity method of accounting to the proportional amortization method of accounting. While both methods of accounting are acceptable under U.S. GAAP, we believe the proportional method is preferable because it more fairly represents the economics of investments in LIHTC, which are made primarily for the purpose of receiving tax credits and other tax benefits. In addition, this method aligns to the method typically used by the companies within our industry which have similar investments. In addition to the change in the timing of the recognition of income on investments in LIHTC, amortization of the investments in LIHTC is now recorded fully within the income tax expense line instead of the processing fees and other line on the consolidated statements of operations.

State Street Corporation | 56

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

This change in accounting method has been applied retrospectively to all prior periods presented herein being revised, resulting in a reduction in the opening balance of retained earnings as of January 1, 2018 of $47 million. In addition, the following table presents the effect of the changes on financial statement line items for prior periods presented:

	Consolidated Statement of Condition Impact
	December 31, 2018
(In millions)	As Originally Reported(1)	Effect of Change	As Adjusted
Assets:
Other assets	$34,434	$(30)	$34,404
Total assets	$244,626	$(30)	$244,596
Liabilities and stockholders' equity:
Accrued expenses and other liabilities	$24,209	$23	$24,232
Retained earnings	20,606	(53)	20,553
Total liabilities and stockholders' equity	$244,626	$(30)	$244,596

	Consolidated Statement of Income Impact
	Three Months Ended March 31, 2018
(Dollars in millions, except per share amounts)	As Originally Reported(1)	Effect of Change	As Adjusted
Processing fees and other	$52	$25	$77
Total fee revenue	2,390	25	2,415
Income tax expense	102	27	129
Net income	$661	$(2)	$659
Earnings per common share:
Basic	$1.65	$(.01)	$1.64
Diluted	1.62	—	1.62

(1) In the first quarter of 2019, we reclassified certain immaterial revenues and expenses related to an affiliated entity from a net presentation to a gross presentation. Previously reported amounts for quarterly periods in 2018 have been reclassified to conform to the 2019 presentation. The impact of change to the statement of cash flows is immaterial.
The following table presents what our results would have been had we continued to utilize the equity method to record investments in LIHTC in the first quarter of 2019:

	Consolidated Statement of Income Impact
	Three Months Ended March 31, 2019
(Dollars in millions, except per share amounts)	As Computed under Equity Method	Effect of Change		As Reported under the Proportional Amortization Method
Processing fees and other	$169	$22		$191
Total fee revenue	2,238	22	22	2,260
Income tax expense	105	22	22	127
Net income	$508	$—		$508
Earnings per common share:
Basic	$1.20	$—		$1.20
Diluted	1.18	—		1.18

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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the

State Street Corporation | 57

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value hierarchy, refer to pages 129 to 136 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	148	176	—		324
Other	—	498	—		498
Total trading account assets	182	674	—		856
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	1,041	—	—		1,041
Mortgage-backed securities	—	20,043	—		20,043
Total U.S. Treasury and federal agencies	1,041	20,043	—		21,084
Asset-backed securities:
Student loans	—	481	—		481
Credit cards	—	586	—		586
Collateralized loan obligations	—	218	668		886
Total asset-backed securities	—	1,285	668		1,953
Non-U.S. debt securities:
Mortgage-backed securities	—	1,517	—		1,517
Asset-backed securities	—	884	627		1,511
Government securities	—	12,572	—		12,572
Other(2)	—	6,531	45		6,576
Total non-U.S. debt securities	—	21,504	672		22,176
State and political subdivisions	—	1,940	—		1,940
Collateralized mortgage obligations	—	129	—		129
Other U.S. debt securities	—	1,720	—		1,720
Total available-for-sale investment securities	1,041	46,621	1,340		49,002
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,140	4	$(6,966)	4,178
Total derivative instruments	—	11,140	4	(6,966)	4,178
Other	—	442	—	—	442
Total assets carried at fair value	$1,223	$58,877	$1,344	$(6,966)	$54,478
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$11,297	$3	$(7,519)	$3,781
Interest rate contracts	17	52	—	—	69
Other derivative contracts	—	228	—	—	228
Total derivative instruments	17	11,577	3	(7,519)	4,078
Total liabilities carried at fair value	$17	$11,577	$3	$(7,519)	$4,078

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.64 billion and $1.19 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2019, the fair value of other non-U.S. debt securities included $1.05 billion of covered bonds and $1.33 billion of corporate bonds.

State Street Corporation | 58

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2018
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	146	179	—		325
Other	—	501	—		501
Total trading account assets	180	680	—		860
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	1,039	—	—		1,039
Mortgage-backed securities	—	15,968	—		15,968
Total U.S. Treasury and federal agencies	1,039	15,968	—		17,007
Asset-backed securities:
Student loans	—	541	—		541
Credit cards	—	583	—		583
Collateralized loan obligations	—	—	593		593
Total asset-backed securities	—	1,124	593		1,717
Non-U.S. debt securities:
Mortgage-backed securities	—	1,682	—		1,682
Asset-backed securities	—	943	631		1,574
Government securities	—	12,793	—		12,793
Other(2)	—	6,544	58		6,602
Total non-U.S. debt securities	—	21,962	689		22,651
State and political subdivisions	—	1,918	—		1,918
Collateralized mortgage obligations	—	195	2		197
Other U.S. debt securities	—	1,658	—		1,658
Total available-for-sale investment securities	1,039	42,825	1,284		45,148
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,382	4	$(11,210)	5,176
Interest rate contracts	13	—	—	—	13
Total derivative instruments	13	16,382	4	(11,210)	5,189
Other	—	395	—	—	395
Total assets carried at fair value	$1,232	$60,282	$1,288	$(11,210)	$51,592
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$16,518	$4	$(11,564)	$4,958
Interest rate contracts	—	71	—	—	71
Other derivative contracts	—	214	—	—	214
Total derivative instruments	—	16,803	4	(11,564)	5,243
Total liabilities carried at fair value	$—	$16,803	$4	$(11,564)	$5,243

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.99 billion and $1.34 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2018, the fair value of other non-U.S. debt securities included $1.30 billion of covered bonds and $1.33 billion of corporate bonds.

State Street Corporation | 59

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the first quarters of 2019 and 2018, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the first quarter of 2018, transfers into level 3 were primarily related to certain ABS, including non-US debt securities. During the first quarter of 2019 , there were no transfers into level 3. During the first quarters of 2019 and 2018, transfers out of level 3 were mainly related to certain ABS, municipal bonds and non-U.S. MBS, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2019
	Fair Value as of December 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$593	$1	$(2)	$132	$—	$(56)	$—	$—	$668
Total asset-backed securities	593	1	(2)	132	—	(56)	—	—	668
Non-U.S. debt securities:
Asset-backed securities	631	—	(2)	9	—	(11)	—	—	627
Other	58	—	—	—	—	(1)	—	(12)	45
Total non-U.S. debt securities	689	—	(2)	9	—	(12)	—	(12)	672
Collateralized mortgage obligations	2	—	—	—	—	(2)	—	—	—
Total Available-for-sale investment securities	1,284	1	(4)	141	—	(70)	—	(12)	1,340
Derivative instruments:
Foreign exchange contracts	4	(3)	—	3	—	—	—	—	4	$(1)
Total derivative instruments	4	(3)	—	3	—	—	—	—	4	(1)
Total assets carried at fair value	$1,288	$(2)	$(4)	$144	$—	$(70)	$—	$(12)	$1,344	$(1)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

State Street Corporation | 60

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,358	$1	$(1)	$318	$(636)	$(5)	$—	$(209)	$826
Total asset-backed securities	1,358	1	(1)	318	(636)	(5)	—	(209)	826
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	—	110	(310)	2	68	—	272
Other	204	—	—	—	—	(26)	—	—	178
Total non-U.S. debt securities	725	—	—	110	(310)	(24)	68	(119)	450
State and political subdivisions	43	—	—	—	—	(1)	—	(5)	37
Total Available-for-sale investment securities	2,126	1	(1)	428	(946)	(30)	68	(333)	1,313
Other assets:
Derivative instruments:
Foreign exchange contracts	1	(2)	—	4	—	—	—	—	3	$(2)
Total derivative instruments	1	(2)	—	4	—	—	—	—	3	(2)
Total assets carried at fair value	$2,127	$(1)	$(1)	$432	$(946)	$(30)	$68	$(333)	$1,316	$(2)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2019	As of December 31, 2018	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2019	As of December 31, 2018
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$4	$4	Option model	Volatility	7.8%	11.4%
Total	$4	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$3	$4	Option model	Volatility	7.3%	11.4%
Total	$3	$4

(1) Significant changes in these unobservable inputs may result in significant changes in fair value measurement of the derivative instrument.

State Street Corporation | 61

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Estimates
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information.
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2019
Financial Assets:
Cash and due from banks	$4,469	$4,469	$4,469	$—	$—
Interest-bearing deposits with banks	53,864	53,864	—	53,864	—
Securities purchased under resale agreements	1,522	1,522	—	1,522	—
Investment securities held-to-maturity	41,145	40,971	13,198	27,652	121
Net loans	23,311	23,288	—	22,245	1,043
Other(1)	8,500	8,500	—	8,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,295	$35,295	$—	$35,295	$—
Interest-bearing - U.S.	62,988	62,988	—	62,988	—
Interest-bearing - non-U.S.	64,188	64,188	—	64,188	—
Securities sold under repurchase agreements	1,420	1,420	—	1,420	—
Other short-term borrowings	947	947	—	947	—
Long-term debt	11,182	11,319	—	11,142	177
Other(1)	8,500	8,500	—	8,500	—

(1) Represents a portion of underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.

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

State Street Corporation | 62

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 137 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,035	$6	$—	$1,041	$1,035	$4	$—	$1,039
Mortgage-backed securities	20,020	132	109	20,043	16,112	37	181	15,968
Total U.S. Treasury and federal agencies	21,055	138	109	21,084	17,147	41	181	17,007
Asset-backed securities:
Student loans(1)	477	4	—	481	538	4	1	541
Credit cards	612	—	26	586	609	—	26	583
Collateralized loan obligations	889	—	3	886	594	1	2	593
Total asset-backed securities	1,978	4	29	1,953	1,741	5	29	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,520	1	4	1,517	1,687	—	5	1,682
Asset-backed securities	1,517	—	6	1,511	1,580	—	6	1,574
Government securities	12,489	97	14	12,572	12,816	22	45	12,793
Other(2)	6,520	59	3	6,576	6,600	18	16	6,602
Total non-U.S. debt securities	22,046	157	27	22,176	22,683	40	72	22,651
State and political subdivisions(3)	1,903	39	2	1,940	1,905	20	7	1,918
Collateralized mortgage obligations	130	—	1	129	200	—	3	197
Other U.S. debt securities	1,715	12	7	1,720	1,683	1	26	1,658
Total	$48,827	$350	$175	$49,002	$45,359	$107	$318	$45,148
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$13,369	$—	$123	$13,246	$14,794	$—	$199	$14,595
Mortgage-backed securities	22,568	76	250	22,394	21,647	24	518	21,153
Total U.S. Treasury and federal agencies	35,937	76	373	35,640	36,441	24	717	35,748
Asset-backed securities:
Student loans(1)	3,286	26	16	3,296	3,191	35	10	3,216
Credit cards	—	—	—	—	193	—	—	193
Other	1	—	—	1	1	—	—	1
Total asset-backed securities	3,287	26	16	3,297	3,385	35	10	3,410
Non-U.S. debt securities:
Mortgage-backed securities	575	82	8	649	638	77	9	706
Asset-backed securities	98	—	—	98	223	—	—	223
Government securities	399	1	—	400	358	1	—	359
Other	44	—	—	44	46	—	—	46
Total non-U.S. debt securities	1,116	83	8	1,191	1,265	78	9	1,334
Collateralized mortgage obligations	805	40	2	843	823	38	2	859
Total	$41,145	$225	$399	$40,971	$41,914	$175	$738	$41,351

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2019 and December 31, 2018, the fair value of other non-U.S. debt securities included $1.05 billion and $1.30 billion, respectively, of covered bonds and $1.33 billion of corporate bonds for both periods.
(3) As of March 31, 2019 and December 31, 2018, the fair value of state and political subdivisions includes securities in trusts of $1.06 billion and $1.05 billion, respectively. Additional information about these trusts is provided in Note 11.
State Street Corporation | 63

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $40.06 billion and $38.87 billion as of March 31, 2019 and December 31, 2018, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of March 31, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$2,565	$4	$5,147	$105	$7,712	$109
Total U.S. Treasury and federal agencies	2,565	4	5,147	105	7,712	109
Asset-backed securities:
Student loans	10	—	212	—	222	—
Credit cards	89	1	497	25	586	26
Collateralized loan obligations	586	3	—	—	586	3
Total asset-backed securities	685	4	709	25	1,394	29
Non-U.S. debt securities:
Mortgage-backed securities	890	3	111	1	1,001	4
Asset-backed securities	992	6	—	—	992	6
Government securities	3,345	14	—	—	3,345	14
Other	721	2	189	1	910	3
Total non-U.S. debt securities	5,948	25	300	2	6,248	27
State and political subdivisions	—	—	254	2	254	2
Collateralized mortgage obligations	—	—	129	1	129	1
Other U.S. debt securities	116	2	500	5	616	7
Total	$9,314	$35	$7,039	$140	$16,353	$175
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,210	$25	$11,036	$98	$13,246	$123
Mortgage-backed securities	357	1	14,205	249	14,562	250
Total U.S. Treasury and federal agencies	2,567	26	25,241	347	27,808	373
Asset-backed securities:
Student loans	1,155	7	507	9	1,662	16
Total asset-backed securities	1,155	7	507	9	1,662	16
Non-U.S. debt securities:
Mortgage-backed securities	99	2	116	6	215	8
Total non-U.S. debt securities	99	2	116	6	215	8
Collateralized mortgage obligations	101	—	48	2	149	2
Total	$3,922	$35	$25,912	$364	$29,834	$399

State Street Corporation | 64

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$5,058	$21	$5,089	$160	$10,147	$181
Total U.S. Treasury and federal agencies	5,058	21	5,089	160	10,147	181
Asset-backed securities:
Student loans	106	—	218	1	324	1
Credit cards	90	—	493	26	583	26
Collateralized loan obligations	548	2	—	—	548	2
Total asset-backed securities	744	2	711	27	1,455	29
Non-U.S. debt securities:
Mortgage-backed securities	1,407	4	118	1	1,525	5
Asset-backed securities	1,479	6	—	—	1,479	6
Government securities	5,478	45	—	—	5,478	45
Other	2,167	12	226	4	2,393	16
Total non-U.S. debt securities	10,531	67	344	5	10,875	72
State and political subdivisions	365	3	244	4	609	7
Collateralized mortgage obligations	181	3	14	—	195	3
Other U.S. debt securities	861	14	484	12	1,345	26
Total	$17,740	$110	$6,886	$208	$24,626	$318
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,192	$45	$12,403	$154	$14,595	$199
Mortgage-backed securities	6,502	103	10,648	415	17,150	518
Total U.S. Treasury and federal agencies	8,694	148	23,051	569	31,745	717
Asset-backed securities:
Student loans	481	4	536	6	1,017	10
Total asset-backed securities	481	4	536	6	1,017	10
Non-U.S. debt securities:
Mortgage-backed securities	184	2	119	7	303	9
Total non-U.S. debt securities	184	2	119	7	303	9
Collateralized mortgage obligations	102	1	51	1	153	2
Total	$9,461	$155	$23,757	$583	$33,218	$738

State Street Corporation | 65

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of March 31, 2019. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of March 31, 2019
(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$235	$806	$—	$—	$1,041
Mortgage-backed securities	44	991	2,490	16,518	20,043
Total U.S. Treasury and federal agencies	279	1,797	2,490	16,518	21,084
Asset-backed securities:
Student loans	94	160	161	66	481
Credit cards	200	297	89	—	586
Collateralized loan obligations	—	418	423	45	886
Total asset-backed securities	294	875	673	111	1,953
Non-U.S. debt securities:
Mortgage-backed securities	266	552	171	528	1,517
Asset-backed securities	368	561	446	136	1,511
Government securities	3,178	6,802	2,592	—	12,572
Other	1,141	4,860	554	21	6,576
Total non-U.S. debt securities	4,953	12,775	3,763	685	22,176
State and political subdivisions	180	791	525	444	1,940
Collateralized mortgage obligations	—	—	—	129	129
Other U.S. debt securities	152	1,292	276	—	1,720
Total	$5,858	$17,530	$7,727	$17,887	$49,002
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,225	$10,096	$11	$37	$13,369
Mortgage-backed securities	31	236	1,538	20,763	22,568
Total U.S. Treasury and federal agencies	3,256	10,332	1,549	20,800	35,937
Asset-backed securities:
Student loans	7	255	383	2,641	3,286
Credit cards	—	—	—	—	—
Other	—	—	—	1	1
Total asset-backed securities	7	255	383	2,642	3,287
Non-U.S. debt securities:
Mortgage-backed securities	134	40	7	394	575
Asset-backed securities	98	—	—	—	98
Government securities	286	113	—	—	399
Other	44	—	—	—	44
Total non-U.S. debt securities	562	153	7	394	1,116
Collateralized mortgage obligations	1	313	14	477	805
Total	$3,826	$11,053	$1,953	$24,313	$41,145

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

State Street Corporation | 66

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2018
Balance, beginning of period	$78	$77
Additions(1):
Other-than-temporary-impairment recognized	1	1
Balance, end of period	$79	$78

(1) Additions represent securities with a first time credit impairment realized or when a subsequent credit impairment has occurred.
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 142 to 144 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
We recorded approximately $1 million of OTTI in both the first quarter of 2019 and 2018, on non-U.S. residential MBS, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $574 million related to 832 securities as of March 31, 2019 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 145 to 147 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.

The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Domestic:
Commercial and financial:
Loans to investment funds	$11,935	$15,050
Senior secured bank loans	3,516	3,490
Loans to municipalities	966	902
Other	34	37
Commercial real estate	976	874
Total domestic	17,427	20,353
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,989	4,505
Senior secured bank loans	965	931
Total non-U.S.	5,954	5,436
Total loans and leases	23,381	25,789
Allowance for loan and lease losses	(70)	(67)
Loans and leases, net of allowance	$23,311	$25,722

The commercial and financial segment is composed primarily of floating-rate loans to mutual fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2019 and December 31, 2018, the loans pledged as collateral totaled $7.2 billion and $6.5 billion, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

March 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$17,128	$976	$18,104
Speculative(2)	5,277	—	5,277
Total	$22,405	$976	$23,381

December 31, 2018	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$19,599	$874	$20,473
Speculative(2)	5,308	—	5,308
Substandard(3)	8	—	8
Total	$24,915	$874	$25,789

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

State Street Corporation | 67

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2019 and December 31, 2018, we had no loans or leases on non-accrual status and no loans or leases contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings as of both March 31, 2019 and December 31, 2018.
We review all loans individually for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2019, there were no indicators of impairment and no impaired loans. As of December 31, 2018, we had one impaired loan for $8 million in the commercial and financial segment that was individually evaluated for impairment and deemed to be impaired. This loan was subsequently paid in full in January 2019.
Allowance for Loan and Lease Losses
The following table presents activity in the ALLL for the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	4	—
Other(2)	(1)	—
Ending balance	$70	$54

(1) The provisions and charge-offs for loans and leases were primarily attributable to exposure to purchased senior secured loans to non-investment grade loans.
(2) Consists primarily of FX translation.
Loans and leases are reviewed on a regular basis, and any provisions for loan and lease losses that are recorded reflect management's estimate of the amount necessary to maintain the ALLL losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio.

State Street Corporation | 68

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2017	$5,752	$270	$6,022
Acquisitions(1)	1,512	—	1,512
Foreign currency translation	(84)	(4)	(88)
Ending balance December 31, 2018	7,180	266	7,446
Acquisitions(2)	121	—	121
Foreign currency translation	(18)	—	(18)
Ending balance March 31, 2019	$7,283	$266	$7,549

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the first quarter of 2019, resulting in an increase in the goodwill of $112 million.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2017	$1,432	$181	$1,613
Acquisitions(1)	1,007	—	1,007
Amortization	(196)	(30)	(226)
Foreign currency translation	(25)	—	(25)
Ending balance December 31, 2018	2,218	151	2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(53)	(7)	(60)
Foreign currency translation	(8)	—	(8)
Ending balance March 31, 2019	$2,064	$144	$2,208

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the first quarter of 2019, resulting in a decrease in the fair value of intangible assets of $93 million, with a corresponding increase to goodwill.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2019			December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$3,144	$(1,639)	$1,505	$3,262	$(1,605)	$1,657
Technology	403	(60)	343	389	(49)	340
Core deposits	673	(356)	317	676	(350)	326
Other	100	(57)	43	103	(57)	46
Total	$4,320	$(2,112)	$2,208	$4,430	$(2,061)	$2,369

State Street Corporation | 69

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Securities borrowed(1)	$23,929	$19,575
Derivative instruments, net	4,178	5,189
Bank-owned life insurance	3,345	3,323
Investments in joint ventures and other unconsolidated entities(2)	2,668	2,882
Receivable for securities settlement	969	531
Collateral, net	903	1,354
Right-of-use assets(3)	899	—
Accounts receivable	760	343
Prepaid expenses	520	493
Income taxes receivable	100	129
Deferred tax assets, net of valuation allowance(4)	100	113
Deposits with clearing organizations	58	58
Other	470	414
Total	$38,899	$34,404

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes certain equity securities held at fair value through profit and loss that were transferred from AFS as part of our adoption of ASU 2016-01.
(3) We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. Refer to Note 1 for further information on this new accounting standard.
(4) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships while others are economic hedges and not designated in hedge accounting relationships. For additional information on our derivative financial instruments, including derivatives not designated as hedging instruments, refer to page 152 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 152 to 153 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt, AFS securities, and foreign currency investment securities. We use interest rate or FX contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or FX rates.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets or liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with London Interbank Offered Rate (LIBOR) indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of March 31, 2019, the maximum maturity date of the underlying loans is approximately 3 years.

State Street Corporation | 70

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Investment Hedges
Derivatives categorized as net investment hedges are entered into to protect the net investment in our foreign operations against adverse changes in exchange rates. We use FX forward contracts to convert the foreign currency risk to U.S. dollars to mitigate our exposure to fluctuations in FX rates. The changes in fair value of the FX forward contracts are recorded, net of taxes, in the foreign currency translation component of OCI.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$4,387	$2,348
Foreign exchange contracts:
Forward, swap and spot	2,284,676	2,238,819
Options purchased	797	578
Options written	505	576
Futures	414	49
Other:
Stable value contracts(1)	26,991	26,634
Deferred value awards(2)	559	434
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	10,596	10,596
Foreign exchange contracts:
Forward and swap	3,050	3,412

(1) The notional value of the stable value contracts generally represents our maximum exposure. However, exposure to various stable value contracts is contractually limited to substantially lower amounts than the notional values, which represent the total assets of the stable value funds.
(2) For additional information on our derivatives not designated as hedging instruments, including deferred value awards, refer to page 152 in Note 10 to the consolidated financial statements under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
Notional amounts are provided here as an indication of the volume of our derivative activity and serve as a reference to calculate the fair values of the derivative.
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8.

	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(In millions)	Derivative Assets(1)		Derivative Liabilities(2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,123	$16,369	$11,240	$16,434
Other derivative contracts	—	—	228	214
Total	$11,123	$16,369	$11,468	$16,648

Derivatives designated as hedging instruments:
Foreign exchange contracts	$21	$17	$60	$88
Interest rate contracts	—	13	69	71
Total	$21	$30	$129	$159

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

State Street Corporation | 71

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$160	$184
Foreign exchange contracts	Interest expense(1)	(39)	(15)
Interest rate contracts	Foreign exchange trading services revenue	(1)	(2)
Other derivative contracts	Foreign exchange trading services revenue	—	1
Other derivative contracts	Compensation and employee benefits	(74)	(65)
Total		$46	$103

(1) In the first quarter of 2018, approximately $15 million of swap costs were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation.
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,271	$(23)	$1,198	$(17)
Available-for-sale securities	1,553	76	50	1
Total	$9,824	$53	$1,248	$(16)

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,270	$(137)	$1,197	$(20)
Available-for-sale securities	1,496	72	50	1
Total	$9,766	$(65)	$1,247	$(19)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Does not include the carrying amount of hedged items when only foreign currency risk is the designated hedged risk. The carrying amount excluded for investment securities was zero and $458 million for March 31, 2019 and December 31, 2018, respectively.

As of both March 31, 2019 and December 31, 2018, the total notional amount of the interest rate swaps of fair value hedges was $9.30 billion.

State Street Corporation | 72

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2019	2018			2019		2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$—	$(13)	Investment securities	Processing fees and other revenue	$—		$13
Foreign exchange contracts	Processing fees and other revenue	—	248	Foreign exchange deposit	Processing fees and other revenue	—	—	(248)
Interest rate contracts	Net interest income	106	21	Available-for-sale securities(1)	Net interest income	(102)	—	(21)
Interest rate contracts	Net interest income	(3)	(167)	Long-term debt	Net interest income	4	—	156
Total		$103	$89			$(98)		$(100)

(1) In the first quarter of 2019, $2 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $18 million of net unrealized gains in the same period in 2018.

	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$10	$(20)	Net interest income	$(2)	$1
Foreign exchange contracts	27	(88)	Net interest income	7	7
Total derivatives designated as cash flow hedges	$37	$(108)		$5	$8

Derivatives designated as net investment hedges:
Foreign exchange contracts	$20	$(36)	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	$20	$(36)		$—	$—

Total	$57	$(144)		$5	$8

Derivatives Netting and Credit Contingencies
Netting
Derivatives receivable and payable as well as cash collateral from the same counterparty are netted in the consolidated statement of condition for those counterparties with whom we have legally binding master netting agreements in place. In addition to cash collateral received and transferred presented on a net basis, we also receive and transfer collateral in the form of securities, which mitigate credit risk but are not eligible for netting. Additional information on netting is provided in Note 8.
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of March 31, 2019 totaled approximately $1.7 billion, against which we provided $1.0 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2019, the maximum additional collateral we would be required to post to our counterparties is approximately $0.7 billion.

State Street Corporation | 73

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 157 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
As of March 31, 2019 and December 31, 2018, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $11.74 billion and $11.69 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $7.99 billion and $5.31 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,144	$(6,327)	$4,817	$—	$4,817
Cash collateral and securities netting	NA	(639)	(639)	(468)	(1,107)
Total derivatives	11,144	(6,966)	4,178	(468)	3,710
Other financial instruments:
Resale agreements and securities borrowing(6)	103,293	(77,842)	25,451	(24,487)	964
Total derivatives and other financial instruments	$114,437	$(84,808)	$29,629	$(24,955)	$4,674

Assets:	December 31, 2018
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,386	$(10,223)	$6,163	$—	$6,163
Interest rate contracts(7)	13	—	13	—	13
Cash collateral and securities netting	NA	(987)	(987)	(220)	(1,207)
Total derivatives	16,399	(11,210)	5,189	(220)	4,969
Other financial instruments:
Resale agreements and securities borrowing(6)	116,143	(91,889)	24,254	(22,872)	1,382
Total derivatives and other financial instruments	$132,542	$(103,099)	$29,443	$(23,092)	$6,351

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
(6) Included in the $25.45 billion as of March 31, 2019 were $1.52 billion of resale agreements and $23.93 billion of collateral provided related to securities borrowing. Included in the $24.25 billion as of December 31, 2018 were $4.68 billion of resale agreements and $19.58 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(7) Variation margin payments presented as settlements rather than collateral.
NA Not applicable
State Street Corporation | 74

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,300	$(6,327)	$4,973	$—	$4,973
Interest rate contracts(6)	69	—	69	—	69
Other derivative contracts	228	—	228	—	228
Cash collateral and securities netting	NA	(1,192)	(1,192)	(633)	(1,825)
Total derivatives	11,597	(7,519)	4,078	(633)	3,445
Other financial instruments:
Repurchase agreements and securities lending(7)	93,272	(77,842)	15,430	(14,103)	1,327
Total derivatives and other financial instruments	$104,869	$(85,361)	$19,508	$(14,736)	$4,772

Liabilities:	December 31, 2018
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,522	$(10,223)	$6,299	$—	$6,299
Interest rate contracts(6)	71	—	71	—	71
Other derivative contracts	214	—	214	—	214
Cash collateral and securities netting	NA	(1,341)	(1,341)	(215)	(1,556)
Total derivatives	16,807	(11,564)	5,243	(215)	5,028
Other financial instruments:
Repurchase agreements and securities lending(7)	104,494	(91,889)	12,605	(11,543)	1,062
Total derivatives and other financial instruments	$121,301	$(103,453)	$17,848	$(11,758)	$6,090

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
(7) Included in the $15.43 billion as of March 31, 2019 were $1.42 billion of repurchase agreements and $14.01 billion of collateral received related to securities lending transactions. Included in the $12.60 billion as of December 31, 2018 were $1.08 billion of repurchase agreements and $11.52 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
NA Not applicable
The securities transferred under resale and repurchase agreements typically are U.S. Treasury, agency and agency MBS. In our principal securities borrowing and lending arrangements, the securities transferred are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes us to counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.

State Street Corporation | 75

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of March 31, 2019			As of December 31, 2018
(In millions)	Overnight and Continuous	Up to 30 Days	Total	Overnight and Continuous	Up to 30 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$74,346	$—	$74,346	$88,904	$—	$88,904
Total	74,346	—	74,346	88,904	—	88,904
Securities lending transactions:
US Treasury and agency securities	136	—	136	249	—	249
Corporate debt securities	433	—	433	278	—	278
Equity securities	9,733	124	9,857	6,426	137	6,563
Other(1)	8,500	—	8,500	8,500	—	8,500
Total	18,802	124	18,926	15,453	137	15,590
Gross amount of recognized liabilities for repurchase agreements and securities lending	$93,148	$124	$93,272	$104,357	$137	$104,494

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on our commitments and guarantees, refer to page 160 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Commitments:
Unfunded credit facilities(1)	$29,951	$28,951
Guarantees(2):
Indemnified securities financing	$387,314	$342,337
Standby letters of credit	2,973	2,985

(1) As of March 31, 2019, approximately 75% of our unfunded commitments to extend credit expire within one year.
(2)The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Indemnified Securities Financing
For additional information on our Indemnified Securities Financing, refer to page 160 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Fair value of indemnified securities financing	$387,314	$342,337
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	405,299	357,893
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	47,560	42,610
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	50,351	45,064

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2019 and December 31, 2018, we had approximately $23.93 billion and $19.58 billion, respectively, of collateral provided and approximately $14.01 billion and $11.52 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.

State Street Corporation | 76

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2019, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $53 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2019, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $300 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing

State Street Corporation | 77

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

associated with mailing services in our retirement services business. The accrual for loss contingencies as of March 31, 2019 included an estimate of the amount we anticipate reimbursing clients due to that error. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $380 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
In March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under the Employee Retirement Income Security Act. In addition, we have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law.
We are also cooperating with investigations by governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the Department of Labor and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our settlement of civil claims regarding our indirect FX business. The staff of the SEC has informed us that it intends to ask the SEC for permission to bring an action against us asserting that we overcharged clients that are registered investment companies for custody expenses in violation of §§ 31(a), 34(b) and 37 of the Investment Company Act of 1940, and Rules 31a-1(a) and 31a-1(b) thereunder. The Massachusetts Attorney General's office has also asserted a claim under state law. We have reached an agreement in principle with respect to the approximate financial terms of a settlement with each of the SEC and the Massachusetts Attorney General to resolve such claims and, at March 31, 2019, our aggregate accruals for loss contingencies for legal matters include the amount of penalties reflected in such proposed settlements. There can be no assurance that any settlement, whether with the SEC or other governmental authorities, will be reached or, if so, the amount of the settlement or its impact on other claims relating to these matters. It is likely that discussions will commence in 2019 with the DOJ regarding a potential resolution of their investigation regarding this matter, which will then enable us to better assess the potential penalties and/or other sanctions they will be seeking. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices could be significant multiples of the potential penalties as to which we have reached an agreement in principle with the staff of the SEC.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, Anti-Money Laundering regulations and U.S. economic sanctions regulations promulgated by the Office of Foreign Assets Control. As part of this enforcement action, we have been required to, among other things, implement improvements to our compliance programs. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Shareholder Litigation
A shareholder of ours has filed a purported class action complaint against us alleging that our financial statements in our annual reports for the 2011-2014 period were misleading due to the inclusion of revenues associated with the invoicing matter referenced above and the facts surrounding our 2017 settlements with the U.S. government relating to our transition management business. The Court approved a class settlement in this matter for $4.9 million in April 2019.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions

State Street Corporation | 78

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $103 million as of March 31, 2019 decreased from $108 million as of December 31, 2018.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of March 31, 2019 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 163 to 164 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2018 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of March 31, 2019 and December 31, 2018, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.06 billion and $1.05 billion, respectively, and other short term borrowings of $0.93 billion in both periods, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 3.4 years and 3.6 years as of March 31, 2019 and December 31, 2018, respectively.

Interests in Investment Funds
As of March 31, 2019 and December 31, 2018, we did not have any consolidated investment funds. We managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $37 million as of March 31, 2019 and $70 million as of December 31, 2018, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 79

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2019:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$55			$55

(1) Dividends were paid in March 2019
Common Stock
We repurchased $300 million of our common stock in the first quarter of 2019 and may repurchase up to $300 million of our common stock in the second quarter of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program during the period indicated:

	Three Months Ended March 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.2	$70.93	$300

State Street Corporation | 80

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.47	$177	$0.42	$154

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2019	December 31, 2018
Net unrealized (losses) on cash flow hedges	$(71)	$(89)
Net unrealized gains (losses) on available-for-sale securities portfolio	114	(193)
Net unrealized gains related to reclassified available-for-sale securities	58	58
Net unrealized gains (losses) on available-for-sale securities	172	(135)
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(56)	(40)
Net unrealized gains on hedges of net investments in non-U.S. subsidiaries	36	16
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(3)	(2)
Net unrealized (losses) on retirement plans	(179)	(143)
Foreign currency translation	(1,079)	(963)
Total	$(1,180)	$(1,356)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2019
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	24	270	23	1	—	(49)	269
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	—	—	—	(1)	(8)	—	(9)
Other comprehensive income (loss)	18	291	20	(1)	(36)	(116)	176
Balance as of March 31, 2019	$(71)	$116	$36	$(3)	$(179)	$(1,079)	$(1,180)

	Three Months Ended March 31, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(97)	(130)	(36)	1	—	187	(75)
Amounts reclassified into (out of) earnings	—	(1)	—	(1)	12	—	10
Other comprehensive income (loss)	(97)	(131)	(36)	—	12	187	(65)
Balance as of March 31, 2018	$(153)	$(28)	$(101)	$(6)	$(158)	$(628)	$(1,074)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

State Street Corporation | 81

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of zero and ($1), respectively	$—	$(1)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and zero, respectively	(1)	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($4) and $3, respectively	(8)	12	Compensation and employee benefits expenses
Total reclassifications out of Accumulated other comprehensive loss	$(9)	$10

Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 167 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
As of March 31, 2019, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of March 31, 2019, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2019 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 82

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2019	Basel III Standardized Approach March 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches March 31, 2019	Basel III Standardized Approach March 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,586	$10,586	$10,565	$10,565	$12,894	$12,894	$12,894	$12,894
Retained earnings			20,911	20,911	20,606	20,606	14,273	14,273	14,261	14,261
Accumulated other comprehensive income (loss)			(1,168)	(1,168)	(1,332)	(1,332)	(954)	(954)	(1,112)	(1,112)
Treasury stock, at cost			(8,969)	(8,969)	(8,715)	(8,715)	—	—	—	—
Total			21,360	21,360	21,124	21,124	26,213	26,213	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,294)	(9,294)	(9,350)	(9,350)	(9,016)	(9,016)	(9,073)	(9,073)
Other adjustments(2)			(167)	(167)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			11,899	11,899	11,580	11,580	17,196	17,196	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Tier 1 capital			15,589	15,589	15,270	15,270	17,196	17,196	16,941	16,941
Qualifying subordinated long-term debt			787	787	778	778	785	785	776	776
Allowance for loan and lease losses and other			10	84	14	83	6	83	11	83
Total capital			$16,386	$16,460	$16,062	$16,131	$17,987	$18,064	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$49,451	$102,284	$47,738	$97,303	$47,106	$99,673	$45,565	$94,776
Operational risk(4)			47,213	NA	46,060	NA	44,416	NA	44,494	NA
Market risk			1,359	1,359	1,517	1,517	1,359	1,359	1,517	1,517
Total risk-weighted assets			$98,023	$103,643	$95,315	$98,820	$92,881	$101,032	$91,576	$96,293
Adjusted quarterly average assets			$210,099	$210,099	$211,924	$211,924	$207,417	$207,417	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.1%	11.5%	12.1%	11.7%	18.5%	17.0%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	15.0	16.0	15.5	18.5	17.0	18.5	17.6
Total capital	12.0	11.0	16.7	15.9	16.9	16.3	19.4	17.9	19.4	18.5

(1)  Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.
(2) Other adjustments within CET1 primarily include the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(3) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of OTC derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 83

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2018(1)
Interest income:
Interest-bearing deposits with banks	$119	$82
Investment securities:
U.S. Treasury and federal agencies	369	255
State and political subdivisions	12	52
Other investments	122	159
Securities purchased under resale agreements	98	77
Loans and leases	198	155
Other interest-earning assets	109	77
Total interest income	1,027	857
Interest expense:
Interest-bearing deposits	171	63
Securities sold under repurchase agreements	12	—
Other short-term borrowings	4	3
Long-term debt	106	97
Other interest-bearing liabilities	61	51
Total interest expense	354	214
Net interest income	$673	$643

(1)In the first quarter of 2018, approximately $15 million of swap costs were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation.
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2018
Professional services	$80	$79
Sales advertising public relations	27	26
Insurance	22	32
Regulatory fees and assessments	18	27
Bank operations	11	17
Other	117	99
Total other expenses	$275	$280

Acquisition Costs
We recorded $13 million of acquisition costs in the first quarter of 2019 primarily related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.

Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions.
Beacon
In the first quarter of 2019, we released $4 million of restructuring accruals related to Beacon. We recorded no restructuring charges in the same period in 2018.
The following table presents aggregate activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	—	—	—	—
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	$144	$28	$3	$175
Accrual balance at December 31, 2018	$303	$37	$1	341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259

Note 16. Occupancy Expense and Information Systems and Communications Expense
Upon adoption of Topic 842 on January 1, 2019, we recognized right-of-use assets of approximately $0.91 billion and lease liabilities of approximately $1.06 billion.
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization was $205 million in the first quarter of 2019.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of March 31, 2019, an aggregate net book value of $94 million for the finance lease related to our One Lincoln Street Boston headquarters is recorded in premises and equipment, with the related lease liability of $160 million recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the

State Street Corporation | 84

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In the quarter ended March 31, 2019, interest expense related to the finance lease obligation reflected in NII was $3 million. As of March 31, 2019, accumulated amortization of the finance lease right-of-use asset was $40 million.
Operating lease right-of-use assets with an aggregate net book value of $899 million are recorded in other assets, with the related lease liability of $1.06 billion recorded in accrued expenses and other liabilities in our consolidated statement of condition.
We have entered into non-cancellable operating leases for premises and equipment. Nearly all of these leases include renewal options, and only those reasonably certain of being exercised are included in the term of the lease. Costs for operating leases are recorded on a straight-line basis which includes both interest expense and right-of-use asset amortization. Operating lease costs for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense.
As of March 31, 2019, we have additional operating leases, primarily for office space, that have not yet commenced of approximately $497 million of undiscounted future minimum lease payments. These leases will commence between fiscal year 2019 and fiscal year 2023 with lease terms of 11 to 15 years. The majority of these future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for the quarter ended March 31, 2019:

(In millions)	Three Months Ended March 31, 2019
Finance lease:
Amortization of right-of-use assets	$5
Interest on lease liabilities	3
Total finance lease expense	8
Sublease income	(2)
Net finance lease expense	6
Operating lease:
Operating lease expense	44
Sublease income	(1)
Net operating lease expense	43
Net lease expense	$49

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3
Operating cash flows from operating leases	51
Financing cash flows from finance leases	31
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$29
Finance leases	—

The following table presents future minimum lease payments under non-cancellable leases as of March 31, 2019:

(In millions)	Operating Leases	Finance Leases	Total
2019 (excluding the first quarter of 2019)	$144	$31	$175
2020	185	42	227
2021	174	42	216
2022	151	42	193
2023	131	30	161
Thereafter	400	—	400
Total future minimum lease payments	1,185	187	1,372
Less imputed interest	(125)	(27)	(152)
Total	$1,060	$160	$1,220

The following table presents details related to remaining lease terms and discount rate for the quarter ended March 31, 2019:

Three Months Ended March 31, 2019
Weighted-average remaining lease term (in years):
Finance leases	4.5
Operating leases	7.8
Weighted-average discount rate:
Finance leases	7%
Operating leases	3

State Street Corporation | 85

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to page 175 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Net income	$508	$659
Less:
Preferred stock dividends	(55)	(55)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$452	$603
Average common shares outstanding (In thousands):
Basic average common shares	377,915	367,439
Effect of dilutive securities: equity-based awards	3,788	5,180
Diluted average common shares	381,703	372,619
Anti-dilutive securities(2)	1,951	—
Earnings per common share:
Basic	$1.20	$1.64
Diluted(3)	1.18	1.62

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP (Supplemental executive retirement plans) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 169 to 171 in Note 18 to the consolidated financial statements in our 2018 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 18.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 175 to 176 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Servicing fees	$1,251	$1,421	$—	$—	$—	$—	$1,251	$1,421
Management fees	—	—	420	472	—	—	420	472
Foreign exchange trading services	246	274	34	30	—	—	280	304
Securities finance	117	141	1	—	—	—	118	141
Processing fees and other	180	77	11	—	—	—	191	77
Total fee revenue	1,794	1,913	466	502	—	—	2,260	2,415
Net interest income	679	648	(6)	(5)	—	—	673	643
Gains (losses) related to investment securities, net	(1)	(2)	—	—	—	—	(1)	(2)
Total revenue	2,472	2,559	460	497	—	—	2,932	3,056
Total expenses	1,864	1,870	406	398	23	—	2,293	2,268
Income before income tax expense	$604	$689	$54	$99	$(23)	$—	$635	$788
Pre-tax margin	24%	27%	12%	20%			22%	26%

State Street Corporation | 86

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19.  Revenue from Contracts with Customers
For additional information on our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 177 to 178 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2018 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$1,251	$—	$1,251	$—	$—	$—	$1,251
Management fees	—	—	—	420	—	420	420
Foreign exchange trading services	86	160	246	34	—	34	280
Securities finance	70	47	117	—	1	1	118
Processing fees and other	116	64	180	—	11	11	191
Total fee revenue	1,523	271	1,794	454	12	466	2,260
Net interest income	—	679	679	—	(6)	(6)	673
Gains (losses) related to investment securities, net	—	(1)	(1)	—	—	—	(1)
Total revenue	$1,523	$949	$2,472	$454	$6	$460	$2,932

	Three Months Ended March 31, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,421	$—	$1,421	$—	$—	$—	$1,421
Management fees	—	—	—	472	—	472	472
Foreign exchange trading services	95	179	274	30	—	30	304
Securities finance	77	64	141	—	—	—	141
Processing fees and other(1)	19	58	77	—	—	—	77
Total fee revenue	1,612	301	1,913	502	—	502	2,415
Net interest income(1)	—	648	648	—	(5)	(5)	643
Gains (losses) related to investment securities, net	—	(2)	(2)	—	—	—	(2)
Total revenue	$1,612	$947	$2,559	$502	$(5)	$497	$3,056

1) In the first quarter of 2018, approximately $15 million of swap costs were reclassified from processing fees and other revenue within fee revenue to net interest income to conform to current presentation.
Contract balances and contract costs
As of March 31, 2019 and December 31, 2018, net receivables of $2.80 billion and $2.75 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable to or due from our customers related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
No adjustments are made to the promised amount of consideration for the effects of a significant financing component as the period between when we transfer a promised service to a customer and when the customer pays for that service is expected to be one year or less.

State Street Corporation | 87

Table of ContentsSTATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20.    Non-U.S. Activities
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,231	$1,701	$2,932	$1,321	$1,735	$3,056
Income before income tax expense	249	386	635	395	393	788

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $77.73 billion and $78.49 billion as of March 31, 2019 and 2018, respectively.

State Street Corporation | 88

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2019, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. As described in Note 1 to the Corporation’s unaudited interim condensed consolidated financial statements, the Corporation elected to change its method of accounting for investments in low income housing tax credits from the equity method of accounting to the proportional amortization method of accounting effective January 1, 2019 and applied the change on a retrospective basis resulting in revision of the December 31, 2018 consolidated statement of condition. We have not audited and reported on the revised statement of condition reflecting the adoption of the proportional amortization method of accounting.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 1, 2019

State Street Corporation | 89

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA	High-quality liquid assets
ALLL	Allowance for loans and leases losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	LCR	Liquidity coverage ratio
ASU	Accounting Standards Update	LIHTC	Low income housing tax credits
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
bps	Basis points	NII	Net interest income
CET1	Common equity tier 1	NIM	Net interest margin
CMO	Collateralized mortgage obligations	OCI	Other comprehensive income (loss)
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
DOJ	Department of Justice	PCAOB	Public Company Accounting Oversight Board
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ETF	Exchange-traded fund	SEC	Securities and Exchange Commission
EVE	Economic value of equity	SLR	Supplementary leverage ratio
FDIC	Federal Deposit Insurance Corporation	SPDR	Spider; Standard and Poor's depository receipt
FHLB	Federal Home Loan Bank of Boston	SPOE Strategy	Single Point of Entry Strategy
FTE	Fully taxable-equivalent	TLAC	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 90

GLOSSARY

2018 Form 10-K: State Street Corporation Form 10-K for the year ended December 31, 2018.

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

Commercial real estate: Property intended to generate profit from capital gains or rental income. CRE loans are term loans secured by commercial and multifamily properties. We seek CRE loans with strong competitive positions in major domestic markets, stable cash flows, modest leverage and experienced institutional ownership.

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

Economic value of equity: A measure designed to estimate the fair value of assets, liabilities and off-balance sheet instruments based on a discounted cash flow model.

Exchange-Traded Fund: A type of exchange-traded investment product that offer investors a way to pool their money in a fund that makes investments in stocks, bonds, or other assets and, in return, to receive an interest in that investment pool. ETF shares are traded on a national stock exchange and at market prices that may or may not be the same as the net asset value.

Exposure-at-default: A measure used in the calculation of regulatory capital under Basel III. It can be defined as the expected amount of loss a bank may be exposed to upon default of an obligor.

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

Investment grade: A rating of loans and leases to counterparties with strong credit quality and low expected credit risk and probability of default. It applies to counterparties with a strong capacity to support the timely repayment of any financial commitment.

Liquidity coverage ratio: The ratio of encumbered high-quality liquid assets divided by expected total net cash outflows over a 30-day stress period. A Basel III framework requirement for banks and bank holding companies to measure liquidity, it is designed to ensure that certain banking institutions, including us, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day stress period.

Net asset value: The amount of net assets attributable to each share/unit of the fund at a specific date or time.

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

Probability of default: A measure of the likelihood that a credit obligor will enter into default status.

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

State Street Corporation | 91

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program).
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. We repurchased $300 million shares in the first quarter of 2019 and may repurchase up to $300 million in the second quarter of 2019 under the 2018 Program.
The following table presents purchases of our common stock under the 2018 Program and related information for each of the months in the quarter ended March 31, 2019.

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In millions)
Period:
January 1 - January 31, 2019	1,297	$71.34	1,297	$508
February 1 - February 28, 2019	2,933	70.74	2,933	300
March 1 - March 31, 2019	—	—	—	300
Total	4,230	$70.93	4,230	$300

State Street Corporation | 92

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	10.1†	Form of amended and restated employment agreement entered into on December 13, 2018 with each of Joseph L. Hooley, Eric W. Aboaf, Jeff D. Conway, Karen C. Keenan and Ronald P. O’Hanley

	10.2†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.3†	State Street's 2017 Stock Incentive Plan, and forms of award agreement thereunder

	10.4†	Transition and Separation Agreement entered into with Jeff D. Conway dated March 20, 2019

	10.5†	State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended

	15	Letter regarding unaudited interim financial information

	18.1	Letter regarding change in accounting principle

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2019 and 2018, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2019 and 2018, (iii) consolidated statement of condition as of March 31, 2019 and December 31, 2018, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2019 and 2018, (v) consolidated statement of cash flows for the three months ended March 31, 2019 and 2018, and (vi) notes to consolidated financial statements.

State Street Corporation | 93

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 1, 2019	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2019	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 94