Form 10-Q
period 2019-06-30
STATE STREET CORP
filed 2019-07-26
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

	Massachusetts		04-2456637
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
One Lincoln Street
Boston,	Massachusetts	02111	617	786-3000
(Address of principal executive offices, and Zip Code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value per share	STT	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRC	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRE	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series E, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRG	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series G, without par value per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of July 24, 2019 was 372,579,503.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2019

State Street Corporation | 2

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $32.75 trillion of AUC/A and $2.92 trillion of AUM as of June 30, 2019.
As of June 30, 2019, we had consolidated total assets of $241.54 billion, consolidated total deposits of $170.59 billion, consolidated total shareholders' equity of $25.45 billion and 39,483 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 18 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC (2018 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2018 Form 10-K and in Exhibit 99.2 to our Form 8-K dated May 2, 2019 (the 2018 Annual Financial Statements). Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 116, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K. We did not change these significant accounting policies in the first six months of 2019.
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
We further believe that our presentation of FTE NII, a non-GAAP measure, which reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a FTE basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.

State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the LCR, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
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

•
increases in the volatility of, or declines in the level of, our NII; changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities); and changes in the manner in which we fund those assets;

•
the volatility of servicing fee, management fee, trading fee and securities finance revenues due to, among other factors, the value of equity and fixed-income markets, market interest and FX rates, the volume of client transaction activity, competitive pressures in the investment servicing and asset management industries, and the timing of revenue recognition with respect to processing fees and other revenues;

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

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to OTTI of such securities and the recognition of an impairment loss in our consolidated statement of income;

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

•
the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements and implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation (such as Undertakings for Collective Investments in Transferable Securities (UCITS) V, the Money Market Fund Regulation and the Markets in Financial Instruments Directive (MiFID II)/Markets in Financial Instruments Regulation (MiFIR)); among other consequences, these regulatory changes impact the levels of regulatory capital, long-term debt and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by heightened standards and changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning and compliance programs, as well as changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

•
our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology; to replace and consolidate systems, particularly those relying upon older technology, and to adequately incorporate resiliency and business continuity into our systems management; to implement robust management processes into our technology development and maintenance programs; and to control risks related to use of technology, including cyber-crime and inadvertent data disclosures;

•
our ability to identify and address threats to our information technology infrastructure and systems (including those of our third-party service providers); the effectiveness of our and our third party service providers' efforts to manage the resiliency of the systems on which we rely; controls regarding the access to, and integrity of, our and our clients' data; and complexities and costs of protecting the security of such systems and data;

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

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent; the possibility of significant reductions in the liquidity or valuation of assets underlying those pools and the potential that clients will seek to hold us liable for such losses; and the possibility that our clients or regulators will assert claims that our fees, with respect to such investment products, are not appropriate;

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

•
our ability to control operational risks, data security breach risks and outsourcing risks; our ability to protect our intellectual property rights; the possibility of errors in the quantitative models we use to manage our business; and the possibility that our controls will prove insufficient, fail or be circumvented;

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

•
the risks that our acquired businesses, including, without limitation, our acquisition of Charles River Systems, Inc. (CRD), and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
our ability to integrate CRD's front office software solutions with our middle and back office capabilities to develop a front-to-middle-to-back office platform that is competitive, generates revenues in line with our expectations and meets our clients' requirements;

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Total fee revenue(1)	$2,260	$2,395	(6)%
Net interest income	613	659	(7)
Gains related to investment securities, net	—	9	nm
Total revenue(1)	2,873	3,063	(6)
Provision for loan losses	1	2	(50)
Total expenses(1)	2,154	2,170	(1)
Income before income tax expense	718	891	(19)
Income tax expense	131	158	(17)
Net income	$587	$733	(20)
Adjustments to net income:
Dividends on preferred stock(2)	$(50)	$(36)	39
Net income available to common shareholders	$537	$697	(23)
Earnings per common share:
Basic	$1.44	$1.91	(25)
Diluted	1.42	1.88	(24)
Average common shares outstanding (in thousands):
Basic	373,773	365,619	2
Diluted	377,577	370,410	2
Cash dividends declared per common share	$.47	$.42	12
Return on average common equity	10.1%	14.7%	(460) bps
Pre-tax margin	25.0	29.1	(410)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Total fee revenue(4)	$4,520	$4,810	(6)%
Net interest income	1,286	1,302	(1)
Gains (losses) related to investment securities, net	(1)	7	nm
Total revenue(4)	5,805	6,119	(5)
Provision for loan losses	5	2	150
Total expenses(4)	4,447	4,438	—
Income before income tax expense	1,353	1,679	(19)
Income tax expense	258	287	(10)
Net income	$1,095	$1,392	(21)
Adjustments to net income:
Dividends on preferred stock(2)	$(105)	$(91)	15
Earnings allocated to participating securities(3)	(1)	(1)	—
Net income available to common shareholders	$989	$1,300	(24)
Earnings per common share:
Basic	$2.63	$3.55	(26)
Diluted	2.61	3.50	(25)
Average common shares outstanding (in thousands):
Basic	375,832	366,524	3
Diluted	379,465	371,415	2
Cash dividends declared per common share	$.94	$.84	12
Return on average common equity	9.4%	13.7%	(430) bps
Pre-tax Margin	23.3	27.4	(410)

(1) CRD contributed approximately $87 million and $46 million in total revenue and total expenses, respectively, in the three months ended June 30, 2019. Revenue includes approximately $82 million in processing fees and other revenue and $5 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $34 million in compensation and employee benefits and $12 million in other expense lines. In addition, CRD-related expenses in the three months ended June 30, 2019 include $17 million in amortization of other intangible assets.
(2) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(3) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP (Supplemental executive retirement plans) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(4) CRD contributed approximately $183 million and $87 million in total revenue and total expenses, respectively, in the six months ended June 30, 2019. Revenue includes approximately $174 million in processing fees and other revenue and $9 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $65 million in compensation and employee benefits and $22 million in other expense lines. In addition, CRD-related expenses in the six months ended June 30, 2019 include $32 million in amortization of other intangible assets.
nm Not meaningful

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results in the second quarter of 2019 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the three and six months ended June 30, 2019 compared to the same periods in 2018, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2018 period to the relevant 2019 period results.
Financial Results and Highlights

•	EPS of $1.42 in the second quarter of 2019 decreased 24% compared to $1.88 in the same period in 2018.

•	The impact of notable items in both the second quarters of 2019 and 2018 includes:

◦	acquisition and restructuring costs of $12 million, consisting primarily of acquisition costs related to CRD in the second quarter of 2019 and;

◦	a $77 million repositioning charge, consisting of $61 million of compensation and employee benefits and $16 million of occupancy costs in the second quarter of 2018.

•
We continue to execute against our previously announced expense savings program, which achieved $100 million in gross savings during the second quarter of 2019 through expense savings of approximately $60 million in resource discipline initiatives and $40 million in process re-engineering and automation benefits.

◦
In the six months ended June 30, 2019, we achieved a total of $175 million of gross savings under our previously announced 2019 expense savings program, including approximately $90 million in resource discipline initiatives and approximately $85 million in process re-engineering and automation benefits. We now expect the expense savings program to generate a total of $400 million in gross savings in 2019, a $50 million increase from our previously announced estimate.

•
In the second quarter of 2019, return on equity of 10.1% decreased from 14.7% in the same period in 2018. Pre-tax margin of 25.0% in the second quarter of 2019 decreased from 29.1% in the same period in 2018.

•
Operating leverage was (5.5)% in the second quarter of 2019. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.

•	We repurchased $300 million of our common stock in the second quarter of 2019 under our common stock purchase program announced in June 2018 (the 2018 Program).
Revenue

•
Total revenue and fee revenue both decreased 6% in the second quarter of 2019 compared to the same period in 2018, primarily driven by decreases in servicing fees, foreign exchange trading services and securities finance revenues and, in the case of total revenue, by NII. These decreases were partially offset by higher processing fees and other revenue in the second quarter of 2019, which includes revenue from CRD.

◦
Total revenues contributed by CRD in the second quarter of 2019 were approximately $87 million, including $82 million in processing fees and other revenue and $5 million in brokerage and other trading services, within foreign exchange trading services.

•
Servicing fee revenue decreased 9% in the second quarter of 2019 compared to the same period in 2018, primarily due to challenging industry conditions including fee pressure, lower client activity and a previously announced client transition, partially offset by new business.

•
Management fee revenue decreased 5% in the second quarter of 2019 compared to the same period in 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher average equity market levels.

•	Foreign exchange trading services decreased 13% in the second quarter of 2019 compared to the same period in 2018 primarily due to lower market volatility and spreads.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Securities finance revenue decreased 18% in the second quarter of 2019 compared to the same period in 2018, primarily driven by balance sheet optimization efforts in the second half of 2018.

•	Processing fees and other revenue increased 110% in the second quarter of 2019 compared to the same period in 2018, primarily due to $82 million from CRD, which we acquired in October 2018.

•
NII decreased 7% in the second quarter of 2019 compared to the same period in 2018, primarily due to lower non-interest-bearing deposit balances and accelerated MBS premium amortization from falling long-end rates.

Expenses

•
Total expenses decreased 1% in the second quarter of 2019 compared to the same period in 2018, primarily reflecting the absence of prior year repositioning costs as well as savings from our previously announced expense savings program, partially offset by the impact of the CRD acquisition and increased technology investments.

◦
Total expenses contributed by CRD in the second quarter of 2019 were approximately $46 million, including $34 million in compensation and employee benefits, and $12 million in other expense lines. In addition, CRD-related expenses in the second quarter of 2019 included $17 million in amortization of other intangible assets.

AUC/A and AUM

•
AUC/A decreased 3% as of June 30, 2019 compared to June 30, 2018, primarily due to the near completion of a previously announced client transition, partially offset by higher market levels. In the second quarter of 2019, newly announced asset servicing mandates totaled approximately $390 billion. Servicing assets remaining to be installed in future periods totaled approximately $575 billion as of June 30, 2019.

•	AUM increased 7% as of June 30, 2019 compared to June 30, 2018, primarily driven by higher equity markets and growth from institutional and ETF inflows, partially offset by cash outflows.

Capital

•	In the second quarter of 2019, we returned a total of approximately $475 million to our shareholders in the form of common stock dividends and share purchases.

◦
We declared aggregate common stock dividends of $0.47 per share, totaling $175 million in the second quarter of 2019, compared to $0.42 per share, totaling $153 million in the second quarter of 2018, representing an increase of approximately 12% on a per share basis.

◦	In the second quarter of 2019, we acquired 4.6 million shares of common stock at an average per share cost of $65.25 and an aggregate cost of approximately $300 million under the 2018 Program.

•	In June 2019, the Federal Reserve issued a non-objection to our capital plan included as part of our 2019 Comprehensive Capital Analysis and Review (CCAR) submission. Pursuant to that plan:

◦	Our Board authorized a new common stock purchase program for the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program).

◦	We expect to increase our quarterly common stock dividend to $0.52 per share beginning in the third quarter of 2019, subject to Board approval, representing an 11% increase on a per share basis.

•
Our standardized CET1 capital ratio decreased to 11.5% as of June 30, 2019 compared to 11.7% as of December 31, 2018, and Tier 1 leverage ratio increased to 7.6% as of June 30, 2019 compared to 7.2% as of December 31, 2018.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2019 compared to the same periods in 2018, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,
(Dollars in millions)	2019	2018	% Change
Fee revenue:
Servicing fees	$1,252	$1,381	(9)%
Management fees	441	465	(5)
Foreign exchange trading services(1)	273	315	(13)
Securities finance	126	154	(18)
Processing fees and other(1)	168	80	110
Total fee revenue(1)	2,260	2,395	(6)
Net interest income:
Interest income	1,007	907	11
Interest expense	394	248	59
Net interest income	613	659	(7)
Gains related to investment securities, net	—	9	nm
Total revenue(1)	$2,873	$3,063	(6)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018	% Change
Fee revenue:
Servicing fees	$2,503	$2,802	(11)%
Management fees	861	937	(8)
Foreign exchange trading services(2)	553	619	(11)
Securities finance	244	295	(17)
Processing fees and other(2)	359	157	129
Total fee revenue(2)	4,520	4,810	(6)
Net interest income:
Interest income	2,034	1,764	15
Interest expense	748	462	62
Net interest income	1,286	1,302	(1)
Gains related to investment securities, net	(1)	7	nm
Total revenue(2)	$5,805	$6,119	(5)

(1)CRD contributed approximately $87 million in total revenue in the three months ended June 30, 2019, including approximately $82 million in processing fees and other revenue and $5 million in brokerage and other trading services within foreign exchange trading services.
(2) CRD contributed approximately $183 million in total revenue in the six months ended June 30, 2019, including approximately $174 million in processing fees and other revenue and $9 million in brokerage and other trading services within foreign exchange trading services.
nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue in both the three and six months ended June 30, 2019 and 2018. Servicing and management fees collectively made up approximately 75% and 74% of the total fee revenue in the three and six months ended June 30, 2019, respectively, compared to approximately 77% and 78% in the same periods in 2018, respectively.
Servicing Fee Revenue
Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration and middle office services, and the nature and mix of services provided affects our servicing fees. The basis for fees will differ across regions and clients. On average and over time, approximately 55% of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another 15% of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining 30% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes and geography of assets held within our clients’ portfolios.
Over the five years ended December 31, 2018, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (2)% to 5% annually. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We estimate, using relevant information as of June 30, 2019 and assuming that all other factors remain constant, that:

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

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended June 30,			Three Months Ended June 30,			As of June 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,882	2,703	7%	2,880	2,691	7%	2,942	2,718	8%
MSCI EAFE®	1,888	2,018	(6)	1,887	1,996	(5)	1,922	1,959	(2)
MSCI® Emerging Markets	1,045	1,138	(8)	1,044	1,118	(7)	1,055	1,070	(1)
HFRI Asset Weighted Composite®	NA	NA	NA	1,441	1,406	2	1,460	1,410	4

	Daily Averages of Indices			Month-End Averages of Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,803	2,718	3%	2,827	2,708	4%
MSCI EAFE®	1,861	2,045	(9)	1,874	2,033	(8)
MSCI® Emerging Markets	1,039	1,171	(11)	1,049	1,163	(10)
HFRI Asset Weighted Composite®	NA	NA	NA	1,427	1,407	1

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable
Client Activity and Asset Flows
Client activity and asset flows are impacted by the number of transactions we execute on behalf of our clients, including FX settlements, equity and derivative trades, and wire transfer activity, as well as actions by our clients to change the asset class in which their assets are invested. Our servicing fee revenues are impacted by a number of factors, including transaction volumes, asset levels and asset classes in which funds are invested, as well as industry trends associated with these client-related activities.
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2018, we estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately (1)% to 2% annually. See Table 4: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 4: INDUSTRY ASSET FLOWS
	Three Months Ended June 30,
(In billions)	2019	2018
North America - ICI Market Data(1)(2)(3)
Long-Term Funds(4)	$(35.7)	$(28.3)
Money Market	137.0	(51.7)
Exchange-Traded Fund	73.5	55.8
Total ICI Flows	$174.8	$(24.2)

Europe - Broadridge Market Data(1)(5)(6)
Long-Term Funds(4)	$(8.8)	$(24.9)
Money Market	21.3	(17.8)
Total Broadridge Flows	$12.5	$(42.7)

(1) Industry data is provided for illustrative purposes only and is not intended to reflect our activity or its clients' activity.
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
(3) The second quarter of 2019 data includes ICI actuals for April and May 2019 and ICI estimates for June 2019.
(4) The long-term fund flows reported by ICI are composed of North America Market flows mainly in Equities, Hybrids and Fixed-Income Asset Classes. The long-term fund flows reported by Broadridge are composed of the European, Middle-Eastern, and African market flows mainly in Equities, Fixed-Income and Multi Asset Classes.
(5) Source: © Copyright 2018, Broadridge Financial Solutions, Inc. Funds of funds have been excluded from Broadridge data (to avoid double counting). Therefore, a market total is the sum of all the investment categories excluding the three funds of funds categories (in-house, ex-house and hedge). ETFs are included in Broadridge’s database on mutual funds, but this excludes exchange-traded commodity products that are not mutual funds.
(6) The second quarter of 2019 data is on a rolling three month basis which includes March, April and May 2019 for EMEA (Copyright 2018 Broadridge Financial Solutions, Inc.).
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. On average, over the five years ended December 31, 2018, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices. These same market pressures also impact the fees we negotiate when we win business from new clients.
Net New Business
Over the five years ended December 31, 2018, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 1% to 3% annually. New business can include: custody; product and participant level accounting; daily valuation and administration; record-keeping; cash management; FX, brokerage and other trading services; securities finance; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and UCITS, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients.
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

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In light of the above, we estimate, using relevant information as of June 30, 2019 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:

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

Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our management fee revenue. Quarter-end indices affect the values of AUM as of those dates. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense in the three and six months ended June 30, 2019 compared to the same periods in 2018. NII was $613 million and $1,286 million in the three and six months ended June 30, 2019, respectively, compared to $659 million and $1,302 million in the same periods in 2018, respectively.

NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, resale agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
NIM represents the relationship between annualized FTE NII and average total interest-earning assets for the period. It is calculated by dividing FTE NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly earned from certain investment securities (state and political subdivisions), is adjusted to a FTE basis using the U.S. federal and state statutory income tax rates.
NII on a FTE basis decreased in both the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to lower average non-interest bearing USD client deposit balances and premium amortization in the securities portfolio driven by the drop in long-end U.S. market rates, partially offset by a benefit from higher short-end U.S. market interest rates. Investment securities net premium amortization, which is included in interest income, was $113 million and $202 million in the three and six months ended June 30, 2019, respectively, compared to $97 million and $208 million in the same periods in 2018, respectively. The increase in investment securities net premium amortization in the three months ended June 30, 2019 compared to the same period in 2018 is primarily related to MBS premium amortization.
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 5: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended
	2019		2018
(Dollars in millions)	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Unamortized premiums, net of discounts at period end	$1,539	$1,629	$1,575	$1,827	$1,822	$1,991
Net premium amortization	113	89	87	96	97	111
Investment securities duration (years)	2.6	2.8	3.1	3.3	3.2	3.0

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 6: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis in the three and six months ended June 30, 2019 compared to the same periods in 2018.

TABLE 6: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rate	Average Balance	Interest Revenue/Expense	Average Rate
Interest-bearing deposits with banks	$48,074	$109	0.91%	$55,180	$90	0.66%
Securities purchased under resale agreements(2)	1,975	90	18.30	2,474	81	13.20
Trading account assets	892	—	—	1,139	—	—
Investment securities	89,930	502	2.23	86,360	479	2.21
Loans and leases	23,824	197	3.33	23,622	172	2.93
Other interest-earning assets	15,104	114	3.02	17,397	103	2.36
Average total interest-earning assets	$179,799	$1,012	2.26	$186,172	$925	1.99
Interest-bearing deposits:
U.S.	$66,502	$150	0.91%	$50,276	$46	0.37%
Non-U.S.(3)	61,303	59	0.39	76,307	43	0.23
Total interest-bearing deposits(3)	127,805	209	0.66	126,583	89	0.28
Securities sold under repurchase agreements	1,488	8	2.19	2,641	6	0.92
Other short-term borrowings	2,041	6	1.22	1,320	4	1.25
Long-term debt	11,228	107	3.78	10,649	97	3.66
Other interest-bearing liabilities	3,979	64	6.47	4,994	52	4.17
Average total interest-bearing liabilities	$146,541	$394	1.08	$146,187	$248	0.68
Interest rate spread			1.18%			1.31%
Net interest income, fully taxable-equivalent basis		$618			$677
Net interest margin, fully taxable-equivalent basis			1.38%			1.46%
Tax-equivalent adjustment		(5)			(18)
Net interest income, GAAP-basis		$613			$659

	Six Months Ended June 30,
	2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rates	Average Balance	Interest Revenue/Expense	Average Rates
Interest-bearing deposits with banks	$48,462	$228	0.95%	$53,346	$172	0.65%
Securities purchased under resale agreements(2)	2,373	188	15.99	2,672	159	11.97
Trading account assets	879	—	—	1,138	—	—
Investment securities	89,106	1,009	2.27	90,836	960	2.12
Loans and leases	23,442	396	3.41	23,790	331	2.80
Other interest-earning assets	15,195	223	2.96	17,564	180	2.07
Average total interest-earning assets	$179,457	$2,044	2.30	$189,346	$1,802	1.92
Interest-bearing deposits:
U.S.	$65,522	$282	0.87%	$49,461	$80	0.33%
Non-U.S.(3)	60,543	98	0.33	77,438	72	0.19
Total interest-bearing deposits(3)(4)	126,065	380	0.61	126,899	152	0.24
Securities sold under repurchase agreements	1,630	20	2.44	2,629	7	0.54
Other short-term borrowings	1,601	10	1.27	1,287	7	1.17
Long-term debt	11,092	213	3.83	11,029	194	3.51
Other interest-bearing liabilities	4,309	125	5.85	5,126	102	4.02
Average total interest-bearing liabilities	$144,697	$748	1.04	$146,970	$462	0.63
Interest rate spread			1.26%			1.29%
Net interest income, fully taxable-equivalent basis		$1,296			$1,340
Net interest margin, fully taxable-equivalent basis			1.46%			1.43%
Tax-equivalent adjustment		(10)			(38)
Net interest income, GAAP basis		$1,286			$1,302

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $74.80 billion and $67.04 billion in the three and six months ended June 30, 2019, respectively, compared to $30.94 billion and $31.56 billion in the same periods in 2018, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.47% and 0.55% in the three and six months ended June 30, 2019, respectively, compared to 0.98% and 0.93% in the same periods in 2018, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $59 million and $98 million in the three and six months ended June 30, 2019, respectively, compared to $42 million and $76 million in the same periods in 2018, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.47% and 0.45% in the three and six months ended June 30, 2019, respectively, compared to 0.15% and 0.12% in the same periods in 2018, respectively.
(4) Total deposits averaged $156.57 billion and $155.96 billion in the three and six months ended June 30, 2019, respectively, compared to $162.80 billion and $163.90 billion in the same periods in 2018, respectively.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average total interest-earning assets were $179.80 billion and $179.46 billion in the three and six months ended June 30, 2019, respectively, compared to $186.17 billion and $189.35 billion in the same periods in 2018, respectively. The decrease is primarily driven by lower average total client deposits.
Interest-bearing deposits with banks averaged $48.07 billion and $48.46 billion in the three and six months ended June 30, 2019, respectively, compared to $55.18 billion and $53.35 billion in the same periods in 2018, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances with central banks reflect lower levels of client deposits and an increase in the investment portfolio.
Securities purchased under resale agreements averaged $1.98 billion and $2.37 billion in the three and six months ended June 30, 2019, respectively, compared to $2.47 billion and $2.67 billion in the same periods in 2018, respectively. While the on-balance sheet amount has remained relatively stable, the impact of balance sheet netting has increased to $74.80 billion and $67.04 billion on average in the three and six months ended June 30, 2019, respectively, compared to $30.94 billion and $31.56 billion in the same periods in 2018, respectively. We maintain an agreement with FICC, a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting, in the three and six months ended June 30, 2019, compared to the same periods in 2018, is primarily due to the expansion of our FICC program and new client activity.
Investment securities averaged $89.93 billion and $89.11 billion in the three and six months ended June 30, 2019, respectively, compared to $86.36 billion and $90.84 billion in the same periods in 2018, respectively. The increase in average investment securities for the three months ended June 30, 2019 compared to the same period in 2018, was primarily driven by MBS growth. The decrease in average investment securities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily driven by our investment repositioning strategy to prioritize capital efficient client lending while managing OCI sensitivity.
Loans and leases averaged $23.82 billion and $23.44 billion in the three and six months ended June 30, 2019, respectively, compared to $23.62 billion and $23.79 billion in the same periods in 2018, respectively.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $15.10 billion and $15.20 billion in the three and six months ended June 30, 2019, respectively, from $17.40 billion and $17.56 billion in same periods in 2018, respectively, primarily driven by a reduction in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $127.81 billion in the three months ended June 30, 2019 from $126.58 billion in the same period in 2018 and decreased to $126.07 billion in the six months ended June 30, 2019 from $126.90 billion in the same period in 2018. Average U.S. interest-bearing deposits increased as a result of a gradual shift from non-interest bearing deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, increased to $2.04 billion and $1.60 billion in the three and six months ended June 30, 2019, respectively, from $1.32 billion and $1.29 billion in the same periods in 2018, respectively.
Average long-term debt was $11.23 billion and $11.09 billion in the three and six months ended June 30, 2019, respectively, compared to $10.65 billion and $11.03 billion in the same periods in 2018, respectively. These amounts reflect issuances and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $3.98 billion and $4.31 billion in the three and six months ended June 30, 2019, respectively, compared to $4.99 billion and $5.13 billion in the same periods in 2018, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and non-U.S. securities, such as federal agency MBS, sovereign debt securities and U.S. Treasury and agency securities. The pace at which we reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to impact our reinvestment program and future levels of NII and NIM.
Expenses
Table 7: Expenses, provides the breakout of expenses in the three and six months ended June 30, 2019, compared to the same periods in 2018.

TABLE 7: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2019	2018
Compensation and employee benefits(1)	$1,084	$1,125	(4)%
Information systems and communications	365	321	14
Transaction processing services	245	257	(5)
Occupancy	115	124	(7)
Acquisition costs	10	—	nm
Restructuring charges, net	2	—	nm
Amortization of other intangible assets(1)	59	48	23
Other:
Professional services	85	89	(4)
Regulatory fees and assessments	16	29	(45)
Other	173	177	(2)
Total other	274	295	(7)
Total expenses(1)	$2,154	$2,170	(1)
Number of employees at quarter-end	39,483	38,113	4

	Six Months Ended June 30,		% Change
(Dollars in millions)	2019	2018
Compensation and employee benefits(2)	$2,313	$2,374	(3)%
Information systems and communications	727	636	14
Transaction processing services	487	511	(5)
Occupancy	231	244	(5)
Acquisition costs	23	—	nm
Restructuring charges, net	(2)	—	nm
Amortization of other intangible assets(2)	119	98	21
Other:
Professional services	165	168	(2)
Regulatory fees and assessments	34	59	(42)
Other	350	348	1
Total other	549	575	(5)
Total expenses(2)	$4,447	$4,438	—

(1) CRD contributed approximately $46 million in total expenses in the three months ended June 30, 2019, including approximately $34 million in compensation and employee benefits, and $12 million in other expense lines. In addition, CRD-related expenses in the three months ended June 30, 2019 include $17 million in amortization of other intangible assets.
(2) CRD contributed approximately $87 million in total expenses in the six months ended June 30, 2019, including approximately $65 million in compensation and employee benefits, and $22 million in other expense lines. In addition, CRD-related expenses in the six months ended June 30, 2019, include $32 million in amortization of other intangible assets.
nm Not meaningful
Compensation and employee benefits expenses decreased 4% and 3% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily driven by the absence of prior year repositioning costs as well as savings from the process re-engineering and resource discipline savings initiatives under our expense savings program, partially offset by $34 million of CRD compensation and employee benefits expenses in the second quarter of 2019.
Total headcount decreased by approximately 2% as of June 30, 2019 compared to December 31, 2018, primarily driven by a reduction in high cost locations headcount.
Information systems and communications expenses increased 14% in both the three and six months ended June 30, 2019, compared to the same periods in 2018. The increase was primarily related to higher development costs, technology infrastructure enhancements and investments to support business growth.
Transaction processing services expenses decreased 5% in both the three and six months ended June 30, 2019, compared to the same periods in 2018, due to lower sub-custodian costs.
Occupancy expenses decreased 7% and 5% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily driven by the absence of prior year repositioning costs and the advancement of our global footprint strategy.
Amortization of other intangible assets increased 23% and 21% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the CRD acquisition.
Other expenses decreased 7% and 5% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower insurance, professional services and travel costs.
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

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisition Costs
We recorded approximately $10 million and $23 million of acquisition costs in the three and six months ended June 30, 2019, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, out of which $54 million has been incurred as of June 30, 2019.
Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions, with an initial goal to realize $350 million in gross expense savings in 2019. The expense plan is now expected to generate gross savings of $400 million in 2019, an increase of $50 million from the initial target. In the second quarter of 2019, we achieved approximately $100 million of gross expense savings, including approximately $60 million in resource discipline initiatives and $40 million in process re-engineering and automation benefits. In the six months ended June 30, 2019, we achieved approximately $175 million of gross expense savings, including approximately $90 million in resource discipline initiatives and $85 million in process re-engineering and automation benefits. Resource discipline initiatives can include reducing senior management headcount, rigorous performance management, vendor management and optimization of real estate. Process re-engineering and automation benefits can include high-cost location workforce reductions, reducing manual/bespoke and redundant activities, streamlining operational centers and moving to common platforms/retiring legacy applications.
In the second quarter of 2019, we recorded no repositioning charges. We recorded a $77 million repositioning charge, consisting of $61 million of compensation and employee benefits and $16 million of occupancy costs in the same period in 2018.

The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 8: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	$144	$28	$3	$175
Accruals for repositioning charges	61	16	—	77
Payments and other adjustments	(36)	(3)	—	(39)
Accrual balance at June 30, 2018	$169	$41	$3	$213
Accrual balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Accruals for Beacon	2	—	—	2
Payments and other adjustments	(51)	(1)	—	(52)
Accrual balance at June 30, 2019	$197	$11	$1	$209
Income Tax Expense
Income tax expense was $131 million and $258 million in the three and six months ended June 30, 2019, respectively, compared to $158 million and $287 million in the same periods in 2018, respectively. Our effective tax rate was 18.1% and 19.0% in the three and six months ended June 30, 2019, respectively, compared to 17.7% and 17.1% in the same periods in 2018, respectively. The effective tax rate in the second quarter of 2019 included a decrease in deductions related to stock based compensation. The effective tax rate in 2018 included one-time benefits related to audit settlements and the realization of a tax loss.

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
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; FX, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Products and services related to CRD include: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.

Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Outsourced Chief Investment Officer. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 18 to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Servicing fees	$1,252	$1,381	(9)%	$2,503	$2,802	(11)%
Foreign exchange trading services(1)(2)	240	282	(15)	486	555	(12)
Securities finance	122	154	(21)	239	295	(19)
Processing fees and other(1)(2)	163	78	109	343	156	120
Total fee revenue(1)(2)	1,777	1,895	(6)	3,571	3,808	(6)
Net interest income	623	663	(6)	1,302	1,311	(1)
Gains (losses) related to investment securities, net	—	9	nm	(1)	7	nm
Total revenue(1)(2)	2,400	2,567	(7)	4,872	5,126	(5)
Provision for loan losses	1	2	nm	5	2	nm
Total expenses(1)(2)	1,765	1,704	4	3,629	3,574	2
Income before income tax expense	$634	$861	(26)	$1,238	$1,550	(20)
Pre-tax margin	26%	34%		25%	30%

(1) CRD contributed approximately $87 million and $46 million in total revenue and total expenses, respectively, in the three months ended June 30, 2019, including approximately $82 million in processing fees and other revenue and $5 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $34 million in compensation and employee benefits and $12 million in other expense lines. In addition, CRD-related expenses in the three months ended June 30, 2019 include $17 million in amortization of other intangible assets.
(2) CRD contributed approximately $183 million and $87 million in total revenue and total expenses, respectively, in the six months ended June 30, 2019, including approximately $174 million in processing fees and other revenue and $9 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $65 million in compensation and employee benefits and $22 million in other expense lines. In addition, CRD-related expenses in the six months ended June 30, 2019 include $32 million in amortization of other intangible assets.
nm Not meaningful

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Servicing Fees
Servicing fees decreased 9% and 11% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to challenging industry conditions including fee pressure, lower client activity and a previously announced client transition, partially offset by new business. FX rates negatively impacted servicing fees by 1% and 2% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and six months ended June 30, 2019 compared to approximately 46% for both of the same periods in 2018.

TABLE 10: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
Collective funds	$9,272	$8,999	$9,615
Mutual funds	8,645	7,912	8,548
Insurance and other products	8,295	8,220	8,896
Pension products	6,542	6,489	6,808
Total	$32,754	$31,620	$33,867

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
Equities	$18,504	$18,041	$19,475
Fixed-income	10,089	9,758	10,189
Short-term and other investments	4,161	3,821	4,203
Total	$32,754	$31,620	$33,867

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
Americas	$23,989	$23,203	$24,989
Europe/Middle East/Africa	6,937	6,699	7,134
Asia/Pacific	1,828	1,718	1,744
Total	$32,754	$31,620	$33,867

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the second quarter of 2019 totaled approximately $390 billion. Servicing assets remaining to be installed in future periods totaled approximately $575 billion as of June 30, 2019, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
New asset servicing mandates may be subject to completion of definitive agreements, approval of applicable boards and shareholders and customary regulatory approvals. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and the expected installation date extends beyond one quarter. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods are presented on a gross basis and therefore also do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which may from time to time be significant.
With respect to these new servicing mandates, once installed we may provide various services, including, accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, FX, fund administration, hedge fund servicing, middle office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency and wealth management services. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
For additional information about the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of a decision to diversify providers, one of our large clients has moved a portion of its assets, largely common trust funds, to another service provider. We remain a significant service provider to this client. The transition, which began in 2018 and is near completion, represents approximately $1 trillion in assets with respect to which we no longer derive revenue post-transition.
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 9: Investment Servicing Line of Business Results, decreased 15% and 12% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower market volatility and spreads. Foreign exchange trading services is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services.
FX trading represented approximately 57% of our consolidated total foreign exchange trading services revenue in both the three and six months ended June 30, 2019 compared to 61% in the same periods in 2018, and brokerage and other trading services represented approximately 43% of our consolidated total foreign exchange trading services revenue in both the three and six months ended June 30, 2019 compared to 39% in the same periods in 2018.
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect FX trading.”

•
Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.

•
Indirect FX trading: Represents FX transactions with clients, for which we are the funds' custodian, or their investment managers, routed to our FX desk through our asset-servicing operation. We execute indirect FX trades as a principal at rates disclosed to our clients.

Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility, reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our FX activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or bid-offer spreads across product mix tend to result in increases or decreases, as the case may be, in client-related FX revenue.
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

Our transition management revenue has been adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the U.K. Financial Conduct Authority in 2014 and the DOJ and SEC in 2017, including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may continue to adversely affect our results in future periods.
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
Securities finance revenue, as presented in Table 9: Investment Servicing Line of Business Results, decreased 21% and 19% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily driven by balance sheet optimization efforts in the second half of 2018.
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

Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance, fees from our structured products business, equity income from our joint venture investments, gains and losses on sales of other assets and amortization of our tax-advantaged investments.
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, increased significantly in the three and six months ended June 30, 2019, compared to the same periods in 2018, and reflects approximately $82 million from CRD in the second quarter of 2019 and $174 million from CRD in the six months ended June 30, 2019. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Revenue for a sale of software to be installed on premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a SaaS related arrangement is recognized over time as services are provided.
Expenses
Total expenses for Investment Servicing increased 4% and 2% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to the impact of the CRD acquisition, higher technology costs and higher investments to support new business, partially offset by savings from resource discipline initiatives and process re-engineering benefits through our expense savings program. Total expenses contributed by CRD in the second quarter of 2019 were approximately $46 million. In addition, CRD-related expenses in the second quarter of 2019 include $17 million in amortization of other intangible assets. Total expenses contributed by CRD in the six months ended June 30, 2019 were approximately $87 million. In addition, CRD-related expenses in the six months ended June 30, 2019 include $32 million in amortization of other intangible assets.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Management

TABLE 13: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,		% Change
	2019	2018	% Change	2019	2018
Management fees	$441	$465	(5)%	$861	$937	(8)%
Foreign exchange trading services(1)	33	33	—	67	64	5
Securities finance	4	—	nm	5	—	nm
Processing fees and other	5	2	150	16	1	nm
Total fee revenue	483	500	(3)	949	1,002	(5)
Net interest income	(10)	(4)	150	(16)	(9)	78
Total revenue	473	496	(5)	933	993	(6)
Total expenses	377	389	(3)	783	787	(1)
Income before income tax expense	$96	$107	(10)	$150	$206	(27)
Pre-tax margin	20%	22%		16%	21%

(1) Includes revenues from distributing and marketing activities for U.S. mutual funds and ETFs associated with State Street Global Advisors.
nm Not meaningful
Management Fees
Management fees decreased 5% and 8% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher average equity market levels.
Management fees generated outside the U.S. were approximately 27% of total management fees in both the three and six months ended June 30, 2019 compared to 28% in the same periods in 2018.

TABLE 14: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
Equity:
Active	$86	$80	$92
Passive	1,769	1,464	1,575
Total equity	1,855	1,544	1,667
Fixed-income:
Active	93	81	79
Passive	357	341	358
Total fixed-income	450	422	437
Cash(1)	319	287	333
Multi-asset-class solutions:
Active	23	19	18
Passive	132	113	126
Total multi-asset-class solutions	155	132	144
Alternative investments(2):
Active	21	21	22
Passive	118	105	120
Total alternative investments	139	126	142
Total	$2,918	$2,511	$2,723

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 15: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
Alternative Investments(2)	$48	$43	$45
Cash	9	9	3
Equity	548	482	524
Fixed-Income	77	66	67
Total Exchange-Traded Funds	$682	$600	$639

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

TABLE 16: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2019	December 31, 2018	June 30, 2018
North America	$1,965	$1,731	$1,897
Europe/Middle East/Africa	471	421	495
Asia/Pacific	482	359	331
Total	$2,918	$2,511	$2,723

(1) Geographic mix is based on client location or fund management location.

TABLE 17: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional flows, net(3)	(45)	12	—	(3)	(2)	(38)
Exchange-traded fund flows, net	(3)	7	6	—	(2)	8
Cash fund flows, net	—	—	(50)	—	—	(50)
Total flows, net	(48)	19	(44)	(3)	(4)	(80)
Market appreciation (depreciation)	(142)	(7)	3	(10)	(10)	(166)
Foreign exchange impact	(11)	(4)	(2)	(2)	(6)	(25)
Total market/foreign exchange impact	(153)	(11)	1	(12)	(16)	(191)
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	68	(8)	—	8	—	68
Exchange-traded fund flows, net	(11)	8	1	—	—	(2)
Cash fund flows, net	—	—	27	—	—	27
Total flows, net	57	—	28	8	—	93
Market appreciation (depreciation)	250	27	4	15	13	309
Foreign exchange impact	4	1	—	—	—	5
Total market/foreign exchange impact	254	28	4	15	13	314
Balance as of June 30, 2019	$1,855	$450	$319	$155	$139	$2,918

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
The preceding table does not include approximately $47 billion of new asset management business which was awarded but not installed as of June 30, 2019. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of June 30, 2019 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.

Expenses
Total expenses for Investment Management decreased 3% and 1% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower compensation and benefits expenses.
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

TABLE 18: AVERAGE STATEMENT OF CONDITION(1)

	Six Months Ended June 30,
(In millions)	2019	2018
Assets:
Interest-bearing deposits with banks	$48,462	$53,346
Securities purchased under resale agreements	2,373	2,672
Trading account assets	879	1,138
U.S. Treasury and federal agencies:
Direct obligations	14,690	16,904
Mortgage-and asset-backed securities	40,568	29,693
State and political subdivisions	1,911	7,675
Other investments:
Asset-backed securities	9,207	15,988
Collateralized mortgage-backed securities and obligations	949	1,788
Other debt investments and equity securities	21,781	18,788
Total Investment securities	89,106	90,836
Loans and leases	23,442	23,790
Other interest-earning assets	15,195	17,564
Average total interest-earning assets	179,457	189,346
Cash and due from banks	3,547	3,532
Other non-interest-earning assets	37,538	32,594
Average total assets	$220,542	$225,472

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$65,522	$49,461
Non-U.S.	60,543	77,438
Total interest-bearing deposits(2)	126,065	126,899
Securities sold under repurchase agreements	1,630	2,629
Other short-term borrowings	1,601	1,287
Long-term debt	11,092	11,029
Other interest-bearing liabilities	4,309	5,126
Average total interest-bearing liabilities	144,697	146,970
Non-interest-bearing deposits(2)	29,895	36,997
Other non-interest-bearing liabilities	21,055	19,200
Preferred shareholders’ equity	3,690	3,197
Common shareholders’ equity	21,205	19,108
Average total liabilities and shareholders’ equity	$220,542	$225,472

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $155.96 billion in the six months ended June 30, 2019 compared to $163.90 billion in the same period in 2018.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2019	December 31, 2018
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,045	$1,039
Mortgage-backed securities	21,233	15,968
Total U.S. Treasury and federal agencies	22,278	17,007
Asset-backed securities:
Student loans(1)	598	541
Credit cards	240	583
Other	1,452	593
Total asset-backed securities	2,290	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,870	1,682
Asset-backed securities	1,655	1,574
Government securities	13,818	12,793
Other	7,104	6,602
Total non-U.S. debt securities	24,447	22,651
State and political subdivisions	1,902	1,918
Collateralized mortgage obligations	122	197
Other U.S. debt securities	2,203	1,658
Total	$53,242	$45,148

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$12,433	$14,794
Mortgage-backed securities	21,466	21,647
Total U.S. Treasury and federal agencies	33,899	36,441
Asset-backed securities:
Student loans(1)	3,603	3,191
Credit cards	—	193
Other	—	1
Total asset-backed securities	3,603	3,385
Non-U.S. debt securities:
Mortgage-backed securities	501	638
Asset-backed securities	95	223
Government securities	362	358
Other	1	46
Total non-U.S. debt securities	959	1,265
Collateralized mortgage obligations	775	823
Total	$39,236	$41,914

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Includes securities at amortized cost or fair value on the date of transfer from AFS.
Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements in this Form 10-Q.

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
Average duration of our investment securities portfolio was 2.6 years and 3.1 years as of June 30, 2019 and December 31, 2018, respectively. The decrease in securities duration reflects reinvestment into shorter duration securities and lower long-end U.S. interest rates.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of both June 30, 2019 and December 31, 2018.

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2019	December 31, 2018
AAA(1)	77%	76%
AA	13	14
A	5	5
BBB	5	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of June 30, 2019 and December 31, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2019	December 31, 2018
U.S. Agency Mortgage-backed securities	42%	40%
Foreign sovereign	20	19
U.S. Treasuries	15	18
Asset-backed securities	11	11
Other credit	12	12
	100%	100%

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both June 30, 2019 and December 31, 2018.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	June 30, 2019	December 31, 2018
Available-for-sale:
Canada	$3,169	$2,185
United Kingdom	2,593	2,580
Australia	2,227	2,847
France	1,892	1,875
Germany	1,546	1,547
Spain	1,508	1,504
European(1)	1,495	1,087
Japan	1,377	1,352
Netherlands	1,315	1,116
Austria	1,312	1,312
Ireland	1,262	1,301
Italy	979	1,010
Belgium	963	952
Hong Kong	798	458
Finland	765	789
Asian(1)	566	338
Sweden	152	186
Brazil	95	—
Norway	50	94
Other(2)	383	118
Total	$24,447	$22,651
Held-to-maturity:
Singapore	$248	$242
United Kingdom	229	363
Australia	143	158
Germany	114	115
Netherlands	86	187
Spain	89	92
Other(3)	50	108
Total	$959	$1,265

(1) Consists entirely of supranational bonds.
(2) Included approximately $263 million and $78 million as of June 30, 2019 and December 31, 2018, respectively, related to supranational bonds.
(3) Included approximately $50 million and $61 million as of June 30, 2019 and December 31, 2018, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 75% and 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2019 and December 31, 2018, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2019 and December 31, 2018, approximately 27% and 31%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2019, our non-U.S. debt securities had an average market-to-book ratio of 101.3%, and an aggregate pre-tax net unrealized gain of $324 million, composed of gross unrealized gains of $345 million and gross unrealized losses of $21 million. These unrealized amounts included:

•	a pre-tax net unrealized gain of $247 million, composed of gross unrealized gains of $260 million and gross unrealized losses of $13 million, associated with non-U.S. AFS debt securities; and

•	a pre-tax net unrealized gain of $77 million, composed of gross unrealized gains of $85 million and gross unrealized losses of $8 million, associated with non-U.S. HTM debt securities.
As of June 30, 2019, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages as well as U.K., German and Spanish consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.9 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2019, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of June 30, 2019, we also provided approximately $9.4 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2019
State of Issuer:
Texas	$298	$2,485	$2,783	25%
California	116	2,018	2,134	19
New York	271	1,511	1,782	16
Massachusetts	465	778	1,243	11
Total	$1,150	$6,792	$7,942

December 31, 2018
State of Issuer:
Texas	$315	$2,467	$2,782	25%
California	108	1,693	1,801	16
New York	231	1,518	1,749	15
Massachusetts	467	978	1,445	13
Total	$1,121	$6,656	$7,777

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.30 billion and $11.35 billion across our businesses as of June 30, 2019 and December 31, 2018, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans and Leases.

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 81% of the obligors rated “AAA” or “AA” as of June 30, 2019. As of that date, approximately 20% and 79% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of OTTI of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
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
We conduct periodic reviews of individual securities to assess whether OTTI exists. Our assessment of OTTI involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, OTTI could increase, in particular the credit-related component that would be recorded in our consolidated statement of income. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and continental Europe takes into account the outcome from the Brexit referendum and other geopolitical events, and assumes no disruption of payments on these securities.

Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	June 30, 2019	December 31, 2018
Domestic:
Commercial and financial	$17,886	$19,479
Commercial real estate	1,164	874
Total domestic	19,050	20,353
Non-U.S.:
Commercial and financial	6,371	5,436
Total loans and leases	$25,421	$25,789
The decrease in domestic loans in the commercial and financial segment as of June 30, 2019 compared to December 31, 2018 was primarily driven by a decrease in loans to investment funds, including overdrafts, and municipalities. The increase in non-U.S. loans in the same period was primarily driven by an increase in loans to investment funds, including overdrafts, and leveraged loans in our European portfolio.
As of June 30, 2019 and December 31, 2018, our investment in senior secured loans totaled approximately $4.56 billion and $4.42 billion, respectively. In addition, we had binding unfunded commitments as of June 30, 2019 and December 31, 2018 of $200 million and $238 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 87% and 90% of the loans rated “BB” or “B” as of June 30, 2019 and December 31, 2018, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan and leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both June 30, 2019 and December 31, 2018.

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 25: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Six Months Ended June 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	5	2
Charge-offs(2)	—	(1)
Ending balance	$72	$55

(1) The provision for loan and lease losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
We recorded a provision for loan losses of $5 million in the six months ended June 30, 2019 compared to $2 million in the same period in 2018. The increase was primarily due to a higher volume of loans to non-investment grade borrowers composed of senior secured loans that we purchased in connection with our participation in loan syndications in the non-investment grade lending market.
As of June 30, 2019, approximately $64 million of our ALLL was related to senior secured loans included in the commercial and financial segment compared to $47 million as of June 30, 2018. As this portfolio grows and matures, our ALLL related to these loans may increase through additional provisions for credit losses. The remaining $8 million as of both June 30, 2019 and 2018 was related to other components of commercial and financial loans.
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to FX and interest rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, FX needed by borrowers to repay their obligations.
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

The cross-border outstandings presented in Table 26: Cross-Border Outstandings, represented approximately 31% and 28% of our consolidated total assets as of June 30, 2019 and December 31, 2018, respectively.

TABLE 26: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2019
Germany	$19,306	$776	$20,082
Japan	16,897	306	17,203
United Kingdom	12,946	3,103	16,049
Canada	3,844	833	4,677
Australia	3,247	672	3,919
Switzerland	3,229	519	3,748
France	2,550	430	2,980
Ireland	2,026	829	2,855
Luxembourg	2,207	566	2,773
December 31, 2018
Germany	$20,157	$489	$20,646
Japan	13,985	1,084	15,069
United Kingdom	12,623	1,176	13,799
Australia	4,217	1,349	5,566
Canada	3,010	1,507	4,517
Ireland	2,019	809	2,828
France	2,495	294	2,789
Luxembourg	2,033	710	2,743

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2019, aggregate cross-border outstandings in Hong Kong amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.92 billion. As of December 31, 2018, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.

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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 17 to 46 included under Item 1A, Risk Factors, in our 2018 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 79 to 83 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
Credit Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and FX and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 83 to 88 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through State Street Intermediate Funding, LLC (SSIF), a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of June 30, 2019, the Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 88 to 92 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2018 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to pages 7 to 8 included under Item 1, Business, in our 2018 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported in our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR of 100% under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended June 30, 2019 and December 31, 2018, daily average LCR for the Parent Company was 111% and 108%, respectively. The average HQLA for the Parent Company under the LCR final rule was $95.22 billion and $91.67 billion, post-prescribed haircuts, for the quarters ended June 30, 2019 and December 31, 2018, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $38.18 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended June 30, 2019, compared to $44.17 billion for the quarter ended December 31, 2018. The lower levels of average cash balances with central banks reflect lower levels of client deposits and an increase in the investment portfolio.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. We had approximately $4 billion and $2 billion of outstanding borrowings from FHLB as of June 30, 2019 and December 31, 2018, respectively.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2019 and December 31, 2018, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $72.43 billion for the quarter ended June 30, 2019 compared to $65.94 billion for the quarter ended December 31, 2018.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $29.59 billion and $28.95 billion and standby letters of credit totaling $3.36 billion and $2.99 billion as of June 30, 2019 and December 31, 2018, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2019, approximately 73% of our unfunded commitments to extend credit and 27% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

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
We submitted our updated 2019 165(d) resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC (the "Agencies") on June 27, 2019. The submitted 2019 resolution plan is currently under review by the Agencies. Our 2019 resolution strategy is materially consistent with our prior resolution strategy. On April 8, 2019, the Federal Reserve and FDIC jointly issued a proposed rule that would revise the Dodd Frank Act's resolution planning requirements by means of establishing a biennial filing cycle for the U.S. GSIBs, including State Street.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 11 and 12 included under Item 1, Business, in our 2018 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow us to continue to meet our obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
There can be no assurance that credit rating agencies, in response to our 2019 resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Any such downgrade, placement on negative watch or change in outlook could adversely affect our cost of borrowing, limit our access to the capital markets or result in restrictive covenants in future debt agreements and could also adversely impact the trading prices, or the liquidity, of our outstanding debt securities.
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an an Insured Depository Institution ("IDI") plan. We filed our most recent IDI plan on June 28, 2018.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2019 and December 31, 2018, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.83 billion and $1.08 billion as of June 30, 2019 and December 31, 2018, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.07 billion, as of June 30, 2019, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both June 30, 2019 and December 31, 2018, there was no balance outstanding on this line of credit.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is provided in Note 7 to the consolidated financial statements in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

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
For additional information about our operational risk framework, refer to pages 93 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
Information Technology Risk Management
We define information technology risk as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Information technology risk includes risks potentially triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events and adoption of new business technologies.
For additional information about our information technology risk framework, refer to pages 96 to 97 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management" in our 2018 Form 10-K.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, FX rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset-and-liability management, activities.
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

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For additional information about the market risk associated with our trading activities, refer to pages 97 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
As part of our trading activities, we assume positions in the FX and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including FX forward contracts, FX and interest-rate options and interest rate swaps, interest rate forward contracts, and interest rate futures. As of June 30, 2019, the notional amount of these derivative contracts was $2.40 trillion, of which $2.38 trillion was composed of FX forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest rate risk. All FX contracts are valued daily at current market rates.
Value-at-Risk and Stressed Value-at-Risk
We use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading related VaR daily. We have adopted standards for measuring trading related VaR, and we maintain regulatory capital for market risk associated with currently applicable bank regulatory market risk requirements. Our regulatory VaR-based measure is calculated based on historical volatilities of market risk factors during a two-year observation period calibrated to a one-tail, 99% confidence interval and a ten-business-day holding period.
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
For additional information about our VaR measurement tools and methodologies, refer to pages

99 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
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
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Trading and Markets Risk Committee (TMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual profit-and-loss (P&L) outcomes, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and NII, as well as estimated revenue from intra-day trading.
Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We had one back-testing exception in the quarter ended June 30, 2019 and no back-testing exceptions in the quarters ended March 31, 2019 and June 30, 2018.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2019, March 31, 2019 and June 30, 2018. A covered position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.

Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 27: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2019	As of March 31, 2019	As of June 30, 2018
	June 30, 2019			March 31, 2019			June 30, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$10,812	$19,594	$4,742	$10,030	$18,397	$4,201	$6,396	$12,946	$3,607	$10,278	$16,571	$3,851
Global Treasury	1,066	3,988	167	614	2,615	207	656	1,813	179	1,155	865	257
Diversification	(941)	(3,975)	1,360	(772)	(2,738)	(157)	(504)	(1,710)	(203)	(1,583)	(939)	(414)
Total VaR	$10,937	$19,607	$6,269	$9,872	$18,274	$4,251	$6,548	$13,049	$3,583	$9,850	$16,497	$3,694

TABLE 28: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2019	As of March 31, 2019	As of June 30, 2018
	June 30, 2019			March 31, 2019			June 30, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$33,306	$50,947	$15,312	$26,810	$49,359	$15,052	$38,594	$54,517	$21,608	$47,670	$39,238	$26,774
Global Treasury	5,137	10,840	1,187	4,999	9,530	1,953	3,927	10,137	1,534	5,813	6,761	3,268
Diversification	(5,476)	(11,508)	(834)	(5,426)	(10,857)	(1,710)	(4,820)	(10,682)	(2,239)	(8,713)	(8,592)	(4,046)
Total VaR	$32,967	$50,279	$15,665	$26,383	$48,032	$15,295	$37,701	$53,972	$20,903	$44,770	$37,407	$25,996

The three month average of our stressed VaR-based measure was approximately $33 million for the quarter ended June 30, 2019 compared to an average of approximately $26 million for the quarter ended March 31, 2019 and $38 million for the quarter ended June 30, 2018. The increase in the stressed VaR compared to the quarter ended March 31, 2019, is primarily attributed to higher interest rate basis risk in emerging markets. The decrease in the stressed VaR compared to the quarter ended June 30, 2018, is primarily attributed to lower interest rate basis risk in emerging markets.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low, both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures. The following tables present the VaR and stressed-VaR associated with our trading activities attributable to FX risk, interest rate risk and volatility risk as of June 30, 2019, March 31, 2019 and June 30, 2018. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

TABLE 29: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of June 30, 2019			As of March 31, 2019			As of June 30, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$3,506	$9,464	$436	$3,837	$14,401	$327	$2,386	$3,114	$467
Global Treasury	39	1,141	—	47	836	—	36	228	—
Diversification	(64)	(1,612)	—	(62)	(746)	—	(17)	(156)	—
Total VaR	$3,481	$8,993	$436	$3,822	$14,491	$327	$2,405	$3,186	$467

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 30: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of June 30, 2019			As of March 31, 2019			As of June 30, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$7,291	$48,433	$819	$12,870	$45,137	$421	$9,457	$36,770	$520
Global Treasury	85	5,765	—	126	7,121	—	130	3,391	—
Diversification	(151)	(6,579)	—	(162)	(10,467)	—	2	(4,203)	—
Total VaR	$7,225	$47,619	$819	$12,834	$41,791	$421	$9,589	$35,958	$520

(1) For purposes of risk attribution by component, FX refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest rate risk that is captured by the measures used for interest rate risk. Accordingly, the interest rate risk embedded in these FX instruments is included in the interest rate risk component.
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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, including the expectation of three rate cuts by the Federal Reserve Board over the next 12 months, to a wide range of rate shocks. Table 31 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2019 and June 30, 2018. EVE sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally approved risk limits and guidelines.

For additional information about our Asset and Liability Management Activities, refer to pages 103 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
In Table 32, Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from +/-100 bps instantaneous shocks to all tenors on the yield curves including the impacts from U.S. and non-U.S. rates. We also shock the short-end through a 100 basis point change to rates three months and less with a gradual reduction to a zero basis point shock at the five year tenor. We separately shock the long-end 100 basis points from the five year tenor and longer, with a gradual reduction to a zero basis point shock at the three month tenor. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.

TABLE 31: KEY INTEREST RATES
	June 30, 2019		June 30, 2018
	Federal Funds	10-Year Treasury	Federal Funds	10-Year Treasury
Spot rates	2.50%	2.01%	2.00%	2.86%
12-month forward rates	1.75	2.18	2.75	3.02

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: NET INTEREST INCOME SENSITIVITY
	June 30, 2019			June 30, 2018
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$146	$224	$370	$162	$268	$430
–100 bps shock	(244)	41	(203)	(260)	7	(253)
Steeper yield curve:
+100 bps shift in long-end rates	164	17	181	45	29	74
-100 bps shift in short-end rates	(49)	54	5	(188)	31	(157)
Flatter yield curve:
+100 bps shift in short-end rates	(6)	207	201	120	244	364
-100 bps shift in long-end rates	(180)	(15)	(195)	(66)	(29)	(95)
As of June 30, 2019, NII sensitivity remains positioned to benefit from rising interest rates. Compared to June 30, 2018, our total NII is less sensitive to instantaneous parallel shifts in both higher and lower rate scenarios. For the short-end shocks, the reduction in NII sensitivity was driven by changes to the U.S. deposit composition and rising deposit pricing betas. For the long-end shocks, the increase in NII sensitivity was driven by a reallocation of the investment portfolio towards mortgage-backed securities resulting in larger prepayment and premium amortization impacts in lower interest rate scenarios.
Non-U.S. rate sensitivities as of June 30, 2019 are slightly less sensitive to the up 100 bps shock versus June 30, 2018. The majority of the benefit to higher non-U.S. rates is driven by the short-end of the curve given deposit pricing expectations for currencies such as Euro and Sterling. Compared to June 30, 2018, our non-U.S. rate sensitivity to the up 100 bps instantaneous shock to the short-end rate declined due to lower client deposit balances.
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

TABLE 33: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of June 30,
(In millions)	2019	2018
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,416)	$(1,735)
–200 bps shock	429	1,246

As of June 30, 2019, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to June 30, 2018, the change in the up and down 200 bps instantaneous shocks was primarily driven by lower long-end U.S. rates, partially offset by investment portfolio purchases in fixed-rate securities.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 104 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For additional information about our strategic risk management framework, refer to page 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2018 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% leverage buffer under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 105 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. Provisions of the Basel III final rule became effective with full implementation on January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.5%, are 8.5% for CET1 capital,

10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital. Based on a calculation date of December 31, 2018, our G-SIB surcharge for 2020 will be reduced to 1.0%. This reduction is driven by strategic balance sheet repositioning and risk reduction actions in 2018. To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by the Prompt Corrective Action Framework.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit RWA, including specified risk weights for certain on- and off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.
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

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2019	Basel III Standardized Approach June 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches June 30, 2019	Basel III Standardized Approach June 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,613	$10,613	$10,565	$10,565	$12,894	$12,894	$12,894	$12,894
Retained earnings			21,274	21,274	20,606	20,606	14,367	14,367	14,261	14,261
Accumulated other comprehensive income (loss)			(885)	(885)	(1,332)	(1,332)	(670)	(670)	(1,112)	(1,112)
Treasury stock, at cost			(9,249)	(9,249)	(8,715)	(8,715)	—	—	—	—
Total			21,753	21,753	21,124	21,124	26,591	26,591	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,257)	(9,257)	(9,350)	(9,350)	(8,979)	(8,979)	(9,073)	(9,073)
Other adjustments(2)			(129)	(129)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			12,367	12,367	11,580	11,580	17,611	17,611	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Other adjustments			1	1	—	—	—	—	—	—
Tier 1 capital			16,058	16,058	15,270	15,270	17,611	17,611	16,941	16,941
Qualifying subordinated long-term debt			603	603	778	778	601	601	776	776
Allowance for loan and lease losses			11	87	14	83	8	87	11	83
Total capital			$16,672	$16,748	$16,062	$16,131	$18,220	$18,299	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$51,974	$106,322	$47,738	$97,303	$49,810	$103,544	$45,565	$94,776
Operational risk(4)			47,075	NA	46,060	NA	44,288	NA	44,494	NA
Market risk			1,650	1,650	1,517	1,517	1,650	1,650	1,517	1,517
Total risk-weighted assets			$100,699	$107,972	$95,315	$98,820	$95,748	$105,194	$91,576	$96,293
Adjusted quarterly average assets			$212,127	$212,127	$211,924	$211,924	$208,933	$208,933	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.3%	11.5%	12.1%	11.7%	18.4%	16.7%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	14.9	16.0	15.5	18.4	16.7	18.5	17.6
Total capital	12.0	11.0	16.6	15.5	16.9	16.3	19.0	17.4	19.4	18.5

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.
(2) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(3) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter (OTC) derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $0.79 billion as of June 30, 2019 compared to December 31, 2018, primarily driven by net income and accumulated other comprehensive income in the six months ended June 30, 2019, partially offset by common stock repurchases and capital distributions from common and preferred stock dividends.
Our tier 1 capital increased $0.79 billion as of June 30, 2019 compared to December 31, 2018 under both the advanced approaches and standardized approach due to the changes in our CET1 capital. Total capital increased under the advanced approaches and standardized approach by $0.61 billion and $0.62 billion, respectively, due to the changes in our CET1 and tier 2 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the six months ended June 30, 2019 and for the year ended December 31, 2018.

TABLE 35: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2019	Basel III Standardized Approach June 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,580	$11,580	$12,204	$12,204
Net income	1,095	1,095	2,599	2,599
Changes in treasury stock, at cost	(534)	(534)	314	314
Dividends declared	(459)	(459)	(853)	(853)
Goodwill and other intangible assets, net of associated deferred tax liabilities	93	93	(2,473)	(2,473)
Effect of certain items in accumulated other comprehensive income (loss)	447	447	(360)	(360)
Other adjustments	145	145	149	149
Changes in common equity tier 1 capital	787	787	(624)	(624)
Common equity tier 1 capital balance, end of period	12,367	12,367	11,580	11,580
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,270	15,270	15,382	15,382
Change in common equity tier 1 capital	787	787	(624)	(624)
Net issuance of preferred stock	—	—	494	494
Other adjustments	1	1	18	18
Changes in tier 1 capital	788	788	(112)	(112)
Tier 1 capital balance, end of period	16,058	16,058	15,270	15,270
Tier 2 capital:
Tier 2 capital balance, beginning of period	792	861	985	1,053
Net issuance and changes in long-term debt qualifying as tier 2	(175)	(175)	(202)	(202)
Changes in Allowance for loan and lease losses and other	(3)	4	10	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	(178)	(171)	(193)	(192)
Tier 2 capital balance, end of period	614	690	792	861
Total capital:
Total capital balance, beginning of period	16,062	16,131	16,367	16,435
Changes in tier 1 capital	788	788	(112)	(112)
Changes in tier 2 capital	(178)	(171)	(193)	(192)
Total capital balance, end of period	$16,672	$16,748	$16,062	$16,131

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2019 and for the year ended December 31, 2018.

TABLE 36: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2019	Basel III Advanced Approaches December 31, 2018	Basel III Standardized Approach June 30, 2019	Basel III Standardized Approach December 31, 2018
Total risk-weighted assets, beginning of period(1)	$95,315	$99,156	$98,820	$102,683
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	2,086	(940)	3,550	(2,887)
Net increase (decrease) in loans and leases	356	(12)	648	3,104
Net increase (decrease) in securitization exposures	(36)	(3,666)	(36)	(3,666)
Net increase (decrease) in repo-style transaction exposures	(375)	(19)	4,313	(3,156)
Net increase (decrease) in Over-the-counter derivatives exposures	793	(1,170)	(342)	(46)
Net increase (decrease) in all other(2)(3)	1,412	1,545	886	2,605
Net increase (decrease) in credit risk-weighted assets	4,236	(4,262)	9,019	(4,046)
Net increase (decrease) in market risk-weighted assets	133	183	133	183
Net increase (decrease) in operational risk-weighted assets	1,015	238	N/A	N/A
Total risk-weighted assets, end of period	$100,699	$95,315	$107,972	$98,820

(1) Standardized approach RWA as of the periods noted above were calculated using our estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures and 6% credit risk supervisory charge.
(3) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of June 30, 2019, total advanced approaches RWA increased $5.38 billion compared to December 31, 2018, primarily due to increases in both credit and operational risk RWA. The increase in credit RWA was primarily due to an increase in investment securities RWA, which was primarily driven by U.S. agency asset allocation shifts and purchases of corporate bonds and HQLA securities. The increase in operational risk RWA was primarily due to the annual recalibration that occurred prior to the end of 2018.
As of June 30, 2019, total standardized approach RWA increased $9.15 billion compared to December 31, 2018, primarily due to higher credit RWA. The increase in credit RWA was primarily due to an increase in securities finance RWA, which was primarily driven by new exposures and market appreciation as well as higher investment securities RWA in the six months ended June 30, 2019.
The regulatory capital ratios as of June 30, 2019, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2019, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Tier 1 Capital and Supplementary Leverage Ratio
The SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintains an SLR of at least 6.0% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action Framework and (ii) we maintain an SLR of at least 5.0% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a well capitalized tier 1 leverage ratio requirement of
5.0%.

TABLE 37: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2019	December 31, 2018
State Street:
Tier 1 capital	$16,058	$15,270
Average assets	221,514	221,350
Less: adjustments for deductions from tier 1 capital	(9,387)	(9,426)
Adjusted average assets	212,127	211,924
Off-balance sheet exposures	27,176	29,279
Total assets for SLR	$239,303	$241,203
Tier 1 leverage ratio(1)	7.6%	7.2%
Supplementary leverage ratio	6.7	6.3

State Street Bank:
Tier 1 capital	$17,611	$16,941
Average assets	217,913	218,402
Less: adjustments for deductions from tier 1 capital	(8,980)	(8,989)
Adjusted average assets	208,933	209,413
Off-balance sheet exposures	27,205	29,368
Total assets for SLR	$236,138	$238,781
Tier 1 leverage ratio (1)	8.4%	8.1%
Supplementary leverage ratio	7.5	7.1

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III final rule.

Total Loss-Absorbing Capacity (TLAC)
In 2016, the Federal Reserve released its final rule on TLAC, long-term debt (LTD) and clean holding company requirements for U.S. domiciled G-SIBs, such as us, that is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0%) and 9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule; and (2) qualifying external LTD equal to the greater of 7.5% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external LTD and external TLAC as of June 30, 2019:

TABLE 38: TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2019
(Dollars in millions)	Actual		Requirement(1)
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$27,279	25.3%	$23,214	21.5%
Supplementary leverage exposure	27,279	11.4	22,734	9.5
Long term debt:
Risk-weighted assets	9,637	8.9	8,098	7.5
Supplementary leverage exposure	9,637	4.0	10,769	4.5

(1) We have received a one year extension for compliance with LTD SLR to January 1, 2020; all other requirements of the TLAC final rule are effective January 1, 2019.
We requested and received from the Federal Reserve, a one year extension from January 1, 2019 to January 1, 2020, for compliance with the LTD SLR requirements of the TLAC final rule. In granting the extension request, the Federal Reserve noted that the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018. Under this legislation, the Federal Reserve and the other US federal banking agencies must promulgate rules to exclude certain central bank placements from the calculation of SLR for custodial banks such as us.
Regulatory Developments
On October 30, 2018, the Federal Reserve issued a proposal to implement the Standardized Approach for Counterparty Credit Risk (“SA-CCR”) as a replacement of the Current Exposure Method (“CEM”) that banks are currently required to apply to determine the Exposure At Default of their derivative exposures under the standardized approach. The SA-CCR expected effective date is July 1, 2020.
In April 2018, the Federal Reserve also issued a proposed rule which would replace the current 2.0% supplementary leverage ratio buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge, which is currently 1.5% for us. This proposal would also make

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In addition, the Federal Reserve issued a separate proposed rule replacing the current 2.5% capital conservation buffer with a firm specific buffer (referred to as the Stress Capital Buffer (SCB)), updated annually and tailored to reflect the results of the most recent Federal Reserve’s CCAR supervisory severely adverse scenario stress test. The proposal also introduces a Stress Leverage Buffer (SLB) applicable to the tier 1 leverage ratio. Under the proposal, both the SCB and SLB would become effective October 1, 2019. Changes to the final rules, if and when proposed, may be material and the application of the proposed rule involves estimates which cannot reasonably be made at present. Consequently, we have not estimated the impact of the proposed rule.
In April 2019, the Federal Reserve and the other U.S. federal banking agencies issued a proposed rule that would establish a deduction for central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the firm and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. In the quarter ended June 30, 2019, we estimated $44.71 billion of average balances held on deposit at central banks would be excluded from the SLR denominator under our interpretation of the proposed regulation. The proposed rule, if implemented, would also reduce the TLAC and LTD that State Street is required to hold as calculated under the current requirements.
For additional information about our capital, refer to pages 105 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2019:

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 40: PREFERRED STOCK DIVIDENDS
	Three Months Ended June 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	—	—	—
Total			$50			$36

	Six Months Ended June 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	—	—	—
Total			$105			$91

(1) Dividends were paid in June 2019.

In July 2019, we declared dividends in our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock respectively, which will be paid in September 2019.
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program).
In June 2018, the Federal Reserve issued a conditional non-objection to our 2018 capital plan, under which we repurchased $300 million of our common stock in each of the first and second quarters of 2019.

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the activity under our common stock purchase program during the periods indicated:

TABLE 41: SHARES REPURCHASED
	Three Months Ended June 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.6	$65.25	$300

	Six Months Ended June 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	8.8	$67.97	$600
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.47	$175	$0.42	$153

	Six Months Ended June 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.94	$352	$0.84	$307
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 50 and 51 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2018 Form 10-K, and to Note 15 on pages 68 to 70 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $386.24 billion and $342.34 billion as of June 30, 2019 and December 31, 2018, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $404.03 billion and $357.89 billion as collateral for indemnified securities on loan as of June 30, 2019 and December 31, 2018, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $404.03 billion and $357.89 billion, referenced above, $46.70 billion and $42.61 billion was invested in indemnified repurchase agreements as of June 30, 2019 and December 31, 2018, respectively. We or our agents held $49.92 billion and $45.06 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2019 and December 31, 2018, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 47

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-Q, is incorporated by reference herein. For additional information about our market risk framework, refer to pages 97 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework" in our 2018 Form 10-K.

CONTROLS AND PROCEDURES
We have established and maintained disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2019, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
We have established and maintained internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Fee revenue:
Servicing fees	$1,252	$1,381	$2,503	$2,802
Management fees	441	465	861	937
Foreign exchange trading services	273	315	553	619
Securities finance	126	154	244	295
Processing fees and other	168	80	359	157
Total fee revenue	2,260	2,395	4,520	4,810
Net interest income:
Interest income	1,007	907	2,034	1,764
Interest expense	394	248	748	462
Net interest income	613	659	1,286	1,302
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	—	9	—	8
Losses from other-than-temporary impairment	—	—	(1)	(1)
Gains (losses) related to investment securities, net	—	9	(1)	7
Total revenue	2,873	3,063	5,805	6,119
Provision for loan losses	1	2	5	2
Expenses:
Compensation and employee benefits	1,084	1,125	2,313	2,374
Information systems and communications	365	321	727	636
Transaction processing services	245	257	487	511
Occupancy	115	124	231	244
Acquisition and restructuring costs	12	—	21	—
Amortization of other intangible assets	59	48	119	98
Other	274	295	549	575
Total expenses	2,154	2,170	4,447	4,438
Income before income tax expense	718	891	1,353	1,679
Income tax expense	131	158	258	287
Net income	$587	$733	$1,095	$1,392
Net income available to common shareholders	$537	$697	$989	$1,300
Earnings per common share:
Basic	$1.44	$1.91	$2.63	$3.55
Diluted	1.42	1.88	2.61	3.50
Average common shares outstanding (in thousands):
Basic	373,773	365,619	375,832	366,524
Diluted	377,577	370,410	379,465	371,415
Cash dividends declared per common share	$.47	$.42	$.94	$.84
The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2019	2018
Net income	$587	$733
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $10 and ($114), respectively	42	(338)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $102 and ($20), respectively	257	(122)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $2 and $1, respectively	5	5
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and $1, respectively	1	(1)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of zero and $9, respectively	1	40
Net unrealized gains (losses) on retirement plans, net of related taxes of zero and zero, respectively	—	2
Other comprehensive income (loss)	306	(414)
Total comprehensive income	$893	$319

	Six Months Ended June 30,
(In millions)	2019	2018
Net income	$1,095	$1,392
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $7 and ($62), respectively	16	(187)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $210 and ($122), respectively	529	(271)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $1 and $8, respectively	3	23
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $3, respectively	1	(1)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $9 and ($10), respectively	25	(57)
Net unrealized gains (losses) on retirement plans, net of related taxes of ($4) and $3, respectively	(8)	14
Other comprehensive income (loss)	566	(479)
Total comprehensive income	$1,661	$913

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2019	December 31, 2018
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,742	$3,597
Interest-bearing deposits with banks	62,534	73,040
Securities purchased under resale agreements	1,732	4,679
Trading account assets	894	860
Investment securities available-for-sale	53,242	45,148
Investment securities held-to-maturity (fair value of $39,473 and $41,351)	39,236	41,914
Loans and leases (less allowance for losses of $72 and $67)	25,349	25,722
Premises and equipment (net of accumulated depreciation of $4,091 and $4,152)	2,244	2,214
Accrued interest and fees receivable	3,202	3,203
Goodwill	7,565	7,446
Other intangible assets	2,155	2,369
Other assets	39,645	34,404
Total assets	$241,540	$244,596
Liabilities:
Deposits:
Non-interest-bearing	$34,278	$44,804
Interest-bearing - U.S.	68,964	66,235
Interest-bearing - non-U.S.	67,352	69,321
Total deposits	170,594	180,360
Securities sold under repurchase agreements	1,829	1,082
Other short-term borrowings	4,939	3,092
Accrued expenses and other liabilities	27,350	24,232
Long-term debt	11,374	11,093
Total liabilities	216,086	219,859
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 372,572,622 and 379,946,724 shares outstanding	504	504
Surplus	10,109	10,061
Retained earnings	21,274	20,553
Accumulated other comprehensive income (loss)	(874)	(1,356)
Treasury stock, at cost (131,307,020 and 123,932,918 shares)	(9,249)	(8,715)
Total shareholders’ equity	25,454	24,737
Total liabilities and shareholders' equity	$241,540	$244,596

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares (In thousands)	Amount				Shares (In thousands)	Amount
Balance at December 31, 2017	$3,196	503,880	$504	$9,799	$18,809	$(1,009)	136,230	$(9,029)	$22,270
Net income					659				659
Other comprehensive income						(65)			(65)
Cash dividends declared:
Common stock - $0.42 per share					(154)				(154)
Preferred stock					(55)				(55)
Common stock acquired							3,324	(350)	(350)
Common stock awards exercised				(3)			(1,075)	45	42
Other					3		(7)	—	3
Balance at March 31, 2018	$3,196	503,880	$504	$9,796	$19,262	$(1,074)	138,472	$(9,334)	$22,350
Net income					733				733
Other comprehensive income						(414)			(414)
Cash dividends declared:
Common stock - $0.42 per share					(153)				(153)
Preferred stock					(36)				(36)
Common stock awards exercised				24			(423)	17	41
Other							3	—	—
Balance at June 30, 2018	$3,196	503,880	$504	$9,820	$19,806	$(1,488)	138,052	$(9,317)	$22,521
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					508				508
Other comprehensive income						260			260
Cash dividends declared:
Common stock - $0.47 per share					(177)				(177)
Preferred stock					(55)				(55)
Common stock acquired							4,230	(300)	(300)
Common stock awards exercised				26			(1,002)	45	71
Other				(5)	(2)		(2)	1	(6)
Balance at March 31, 2019	$3,690	503,880	$504	$10,082	$20,911	$(1,180)	127,159	$(8,969)	$25,038
Net income					587				587
Other comprehensive income						306			306
Cash dividends declared:									—
Common stock - $0.47 per share					(175)				(175)
Preferred stock					(50)				(50)
Common stock acquired							4,598	(300)	(300)
Common stock awards exercised				27			(452)	20	47
Other					1		2	—	1
Balance at June 30, 2019	$3,690	503,880	$504	$10,109	$21,274	$(874)	131,307	$(9,249)	$25,454

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2019	2018
Operating Activities:
Net income	$1,095	$1,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	56	(89)
Amortization of other intangible assets	119	98
Other non-cash adjustments for depreciation, amortization and accretion, net	515	489
(Gains) losses related to investment securities, net	(1)	(7)
Change in trading account assets, net	(34)	(67)
Change in accrued interest and fees receivable, net	1	13
Change in collateral deposits, net	(3,711)	3,159
Change in unrealized (gains) losses on foreign exchange derivatives, net	1,601	(2,956)
Change in other assets, net	(1,070)	(276)
Change in accrued expenses and other liabilities, net	1,107	1,378
Other, net	242	268
Net cash (used in) provided by operating activities	(80)	3,402
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	10,506	(9,139)
Net (increase) decrease in securities purchased under resale agreements	2,947	(342)
Proceeds from sales of available-for-sale securities	3,947	15,687
Proceeds from maturities of available-for-sale securities	9,166	8,009
Purchases of available-for-sale securities	(20,216)	(15,459)
Proceeds from maturities of held-to-maturity securities	4,917	2,863
Purchases of held-to-maturity securities	(2,797)	(2,102)
Net decrease (increase) in loans and leases	369	(819)
Business acquisitions, net of cash acquired	(54)	—
Purchases of equity investments and other long-term assets	(184)	(173)
Purchases of premises and equipment, net	(342)	(285)
Other, net	294	28
Net cash provided by (used in) investing activities	8,553	(1,732)
Financing Activities:
Net (decrease) in time deposits	(5,228)	2,727
Net (decrease) increase in all other deposits	(4,538)	(960)
Net increase (decrease) in other short-term borrowings	2,594	205
Payments for long-term debt and obligations under capital leases	(39)	(1,024)
Repurchases of common stock	(600)	(350)
Repurchases of common stock for employee tax withholding	(56)	(90)
Payments for cash dividends	(461)	(399)
Net cash (used in) provided by financing activities	(8,328)	109
Net increase	145	1,779
Cash and due from banks at beginning of period	3,597	2,107
Cash and due from banks at end of period	$3,742	$3,886

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in the 2018 Annual Financial Statements and in our 2018 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2018 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.

State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Developments

Relevant standards that were recently issued but not yet adopted as of June 30, 2019:
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
January 1, 2020, early adoption permitted
We are continuing to assess the impact of the standard on our consolidated financial statements. We have established a steering committee to provide cross-functional governance over the project plan and key decisions. We continue to develop key accounting policies and assess the credit loss models, processes and the associated data requirements needed to meet the standard. We expect to complete validation of the credit loss models we have developed in 2019. During the remainder of 2019, we will be executing our new processes in parallel with the existing processes to ensure that we have an appropriate control environment over the allowance for credit losses upon adoption in 2020. Based on our analysis to date, we expect the recognition of credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses which will be impacted by our portfolio and the macroeconomic factors on the date of adoption. We plan to adopt the new guidance on January 1, 2020.

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

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. That Is a Service Contract (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force)

This standard addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software.
		January 1, 2020, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Relevant standards that were adopted in the first six months of 2019:
We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted Topic 842 by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $0.9 billion and lease liabilities of approximately $1.1 billion. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office space. No material changes are expected to the recognition of lease expenses in the Consolidated Statement of Income as a result of the adoption of Topic 842. For adoption, we elected Topic 842’s package of three practical expedients, and (1) did not reassess whether any expired or existing contracts are or contain leases, (2) did not reassess the lease classification for any expired or existing leases, and (3) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases, and elected the practical expedient to not separate lease and nonlease components of leases.
We adopted ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium amortization on Purchased Callable Debt Securities, effective January 1, 2019. The standard shortens the amortization period for certain purchased callable debt securities to the earliest call date. The standard does not impact debt securities which are held at a discount. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the beginning of the period of adoption. The impact to beginning retained earnings was not material.
We adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2019. This standard provides an election to reclassify the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Upon adoption of the standard we reclassified approximately $84 million of stranded tax effects.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 32 to 39 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	143	216	—		359
Other	—	501	—		501
Total trading account assets	177	717	—		894
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	1,045	—	—		1,045
Mortgage-backed securities	—	21,110	123		21,233
Total U.S. Treasury and federal agencies	1,045	21,110	123		22,278
Asset-backed securities:
Student loans	—	598	—		598
Credit cards	—	240	—		240
Collateralized loan obligations	—	230	1,222		1,452
Total asset-backed securities	—	1,068	1,222		2,290
Non-U.S. debt securities:
Mortgage-backed securities	—	1,870	—		1,870
Asset-backed securities	—	934	721		1,655
Government securities	—	13,818	—		13,818
Other(2)	—	7,058	46		7,104
Total non-U.S. debt securities	—	23,680	767		24,447
State and political subdivisions	—	1,902	—		1,902
Collateralized mortgage obligations	—	122	—		122
Other U.S. debt securities	—	2,203	—		2,203
Total available-for-sale investment securities	1,045	50,085	2,112		53,242
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,550	11	$(7,933)	3,628
Interest rate contracts	1	7	—	(4)	4
Total derivative instruments	1	11,557	11	(7,937)	3,632
Other	—	208	—	—	208
Total assets carried at fair value	$1,223	$62,567	$2,123	$(7,937)	$57,976
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$11,566	$7	$(6,845)	$4,728
Interest rate contracts	4	50	—	(4)	50
Other derivative contracts	—	217	—	—	217
Total derivative instruments	4	11,833	7	(6,849)	4,995
Total liabilities carried at fair value	$4	$11,833	$7	$(6,849)	$4,995

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.63 billion and $0.55 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of June 30, 2019, the fair value of other non-U.S. debt securities included $920 million of covered bonds and $1.44 billion of corporate bonds.

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2018
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	146	179	—		325
Other	—	501	—		501
Total trading account assets	180	680	—		860
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	1,039	—	—		1,039
Mortgage-backed securities	—	15,968	—		15,968
Total U.S. Treasury and federal agencies	1,039	15,968	—		17,007
Asset-backed securities:
Student loans	—	541	—		541
Credit cards	—	583	—		583
Collateralized loan obligations	—	—	593		593
Total asset-backed securities	—	1,124	593		1,717
Non-U.S. debt securities:
Mortgage-backed securities	—	1,682	—		1,682
Asset-backed securities	—	943	631		1,574
Government securities	—	12,793	—		12,793
Other(2)	—	6,544	58		6,602
Total non-U.S. debt securities	—	21,962	689		22,651
State and political subdivisions	—	1,918	—		1,918
Collateralized mortgage obligations	—	195	2		197
Other U.S. debt securities	—	1,658	—		1,658
Total available-for-sale investment securities	1,039	42,825	1,284		45,148
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,382	4	$(11,210)	5,176
Interest rate contracts	13	—	—	—	13
Total derivative instruments	13	16,382	4	(11,210)	5,189
Other	—	395	—	—	395
Total assets carried at fair value	$1,232	$60,282	$1,288	$(11,210)	$51,592
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$16,518	$4	$(11,564)	$4,958
Interest rate contracts	—	71	—	—	71
Other derivative contracts	—	214	—	—	214
Total derivative instruments	—	16,803	4	(11,564)	5,243
Total liabilities carried at fair value	$—	$16,803	$4	$(11,564)	$5,243

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.99 billion and $1.34 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2018, the fair value of other non-U.S. debt securities included $1.30 billion of covered bonds and $1.33 billion of corporate bonds.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and six months ended June 30, 2019 and 2018, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and six months ended June 30, 2019 and 2018, transfers into level 3 were primarily related to certain ABS and non-U.S. debt securities. During the three and six months ended June 30, 2019 and 2018, transfers out of level 3 were mainly related to certain ABS, municipal bonds and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2019
	Fair Value as of March 31, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements and Other	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$123	$—	$—	$—	$—	$123
Asset-backed securities:
Collateralized loan obligations	668	—	2	455	—	(119)	216	—	1,222
Total asset-backed securities	668	—	2	455	—	(119)	216	—	1,222
Non-U.S. debt securities:
Asset-backed securities	627	—	3	82	—	9	—	—	721
Other	45	—	—	—	—	1	—	—	46
Total non-U.S. debt securities	672	—	3	82	—	10	—	—	767
Total Available-for-sale investment securities	1,340	—	5	660	—	(109)	216	—	2,112
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(3)	—	10	—	—	—	—	11	$(2)
Total derivative instruments	4	(3)	—	10	—	—	—	—	11	(2)
Total assets carried at fair value	$1,344	$(3)	$5	$670	$—	$(109)	$216	$—	$2,123	$(2)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2019
	Fair Value as of December 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements and Other	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$123	$—	$—	$—	$—	$123
Asset-backed securities:
Collateralized loan obligations	593	1	—	587	—	(175)	216	—	1,222
Total asset-backed securities	593	1	—	587	—	(175)	216	—	1,222
Non-U.S. debt securities:
Asset-backed securities	631	—	1	92	—	(3)	—	—	721
Other	58	—	—	—	—	—	—	(12)	46
Total non-U.S. debt securities	689	—	1	92	—	(3)	—	(12)	767
Collateralized mortgage obligations	2	—	—	—	—	(2)	—	—	—
Total Available-for-sale investment securities	1,284	1	1	802	—	(180)	216	(12)	2,112
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(5)	—	12	—	—	—	—	11	$(2)
Total derivative instruments	4	(5)	—	12	—	—	—	—	11	(2)
Total assets carried at fair value	$1,288	$(4)	$1	$814	$—	$(180)	$216	$(12)	$2,123	$(2)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2018
	Fair Value as of March 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements and Other	Fair Value as of June 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$826	$1	$(2)	$—	$—	$26	$851
Total asset-backed securities	826	1	(2)	—	—	26	851
Non-U.S. debt securities:
Asset-backed securities	272	—	—	269	—	(67)	474
Other	178	—	—	—	—	(9)	169
Total non-U.S. debt securities	450	—	—	269	—	(76)	643
State and political subdivisions	37	—	—	—	(37)	—	—
Total Available-for-sale investment securities	1,313	1	(2)	269	(37)	(50)	1,494
Other assets:
Derivative instruments:
Foreign exchange contracts	3	3	—	4	—	(3)	7	$2
Total derivative instruments	3	3	—	4	—	(3)	7	2
Total assets carried at fair value	$1,316	$4	$(2)	$273	$(37)	$(53)	$1,501	$2

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements and Other	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,358	$2	$(3)	$318	$(636)	$21	$—	$(209)	$851
Total asset-backed securities	1,358	2	(3)	318	(636)	21	—	(209)	851
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	(1)	380	(311)	(64)	68	—	474
Other	204	—	—	—	—	(35)	—	—	169
Total non-U.S. debt securities	725	—	(1)	380	(311)	(99)	68	(119)	643
State and political subdivisions	43	—	—	(1)	(37)	—	—	(5)	—
Total Available-for-sale investment securities	2,126	2	(4)	697	(984)	(78)	68	(333)	1,494
Other assets:
Derivative instruments:
Foreign exchange contracts	1	1	—	5	—	—	—	—	7	$2
Total derivative instruments	1	1	—	5	—	—	—	—	7	2
Total assets carried at fair value	$2,127	$3	$(4)	$702	$(984)	$(78)	$68	$(333)	$1,501	$2

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2019	As of December 31, 2018	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2019	As of December 31, 2018
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$11	$4	Option model	Volatility	7.9%	11.4%
Total	$11	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$7	$4	Option model	Volatility	8.1%	11.4%
Total	$7	$4

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2019
Financial Assets:
Cash and due from banks	$3,742	$3,742	$3,742	$—	$—
Interest-bearing deposits with banks	62,534	62,534	—	62,534	—
Securities purchased under resale agreements	1,732	1,732	—	1,732	—
Investment securities held-to-maturity	39,236	39,473	12,378	26,995	100
Net loans	25,349	25,498	—	24,113	1,385
Other(1)	8,500	8,500	—	8,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,278	$34,278	$—	$34,278	$—
Interest-bearing - U.S.	68,964	68,964	—	68,964	—
Interest-bearing - non-U.S.	67,352	67,352	—	67,352	—
Securities sold under repurchase agreements	1,829	1,829	—	1,829	—
Other short-term borrowings	4,939	4,939	—	4,939	—
Long-term debt	11,374	11,430	—	11,262	168
Other(1)	8,500	8,500	—	8,500	—

(1) Represents a portion of underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.

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

State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 40 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,035	$10	$—	$1,045	$1,035	$4	$—	$1,039
Mortgage-backed securities	21,050	226	43	21,233	16,112	37	181	15,968
Total U.S. Treasury and federal agencies	22,085	236	43	22,278	17,147	41	181	17,007
Asset-backed securities:
Student loans(1)	596	3	1	598	538	4	1	541
Credit cards	251	—	11	240	609	—	26	583
Collateralized loan obligations	1,454	—	2	1,452	594	1	2	593
Total asset-backed securities	2,301	3	14	2,290	1,741	5	29	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,872	1	3	1,870	1,687	—	5	1,682
Asset-backed securities	1,656	1	2	1,655	1,580	—	6	1,574
Government securities	13,662	162	6	13,818	12,816	22	45	12,793
Other(2)	7,010	96	2	7,104	6,600	18	16	6,602
Total non-U.S. debt securities	24,200	260	13	24,447	22,683	40	72	22,651
State and political subdivisions(3)	1,852	52	2	1,902	1,905	20	7	1,918
Collateralized mortgage obligations	122	—	—	122	200	—	3	197
Other U.S. debt securities	2,176	28	1	2,203	1,683	1	26	1,658
Total	$52,736	$579	$73	$53,242	$45,359	$107	$318	$45,148
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$12,433	$10	$24	$12,419	$14,794	$—	$199	$14,595
Mortgage-backed securities	21,466	190	52	21,604	21,647	24	518	21,153
Total U.S. Treasury and federal agencies	33,899	200	76	34,023	36,441	24	717	35,748
Asset-backed securities:
Student loans(1)	3,603	20	23	3,600	3,191	35	10	3,216
Credit cards	—	—	—	—	193	—	—	193
Other	—	—	—	—	1	—	—	1
Total asset-backed securities	3,603	20	23	3,600	3,385	35	10	3,410
Non-U.S. debt securities:
Mortgage-backed securities	501	84	8	577	638	77	9	706
Asset-backed securities	95	—	—	95	223	—	—	223
Government securities	362	1	—	363	358	1	—	359
Other	1	—	—	1	46	—	—	46
Total non-U.S. debt securities	959	85	8	1,036	1,265	78	9	1,334
Collateralized mortgage obligations	775	40	1	814	823	38	2	859
Total	$39,236	$345	$108	$39,473	$41,914	$175	$738	$41,351

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of June 30, 2019 and December 31, 2018, the fair value of other non-U.S. debt securities included $920 million and $1.30 billion, respectively, of covered bonds and $1.44 billion and $1.33 billion of corporate bonds, respectively.
(3) As of June 30, 2019 and December 31, 2018, the fair value of state and political subdivisions includes securities in trusts of $1.06 billion and $1.05 billion, respectively. Additional information about these trusts is provided in Note 11.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $45.30 billion and $38.87 billion as of June 30, 2019 and December 31, 2018, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of June 30, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$2,428	$4	$2,618	$39	$5,046	$43
Total U.S. Treasury and federal agencies	2,428	4	2,618	39	5,046	43
Asset-backed securities:
Student loans	10	—	183	1	193	1
Credit cards	90	—	151	11	241	11
Collateralized loan obligations	305	1	189	1	494	2
Total asset-backed securities	405	1	523	13	928	14
Non-U.S. debt securities:
Mortgage-backed securities	708	2	155	1	863	3
Asset-backed securities	679	2	—	—	679	2
Government securities	4,635	6	—	—	4,635	6
Other	1,159	2	122	—	1,281	2
Total non-U.S. debt securities	7,181	12	277	1	7,458	13
State and political subdivisions	59	—	182	2	241	2
Collateralized mortgage obligations	—	—	11	—	11	—
Other U.S. debt securities	46	—	242	1	288	1
Total	$10,119	$17	$3,853	$56	$13,972	$73
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$776	$1	$7,131	$23	$7,907	$24
Mortgage-backed securities	1,166	6	5,570	46	6,736	52
Total U.S. Treasury and federal agencies	1,942	7	12,701	69	14,643	76
Asset-backed securities:
Student loans	1,700	13	494	10	2,194	23
Total asset-backed securities	1,700	13	494	10	2,194	23
Non-U.S. debt securities:
Mortgage-backed securities	86	2	114	6	200	8
Total non-U.S. debt securities	86	2	114	6	200	8
Collateralized mortgage obligations	100	—	37	1	137	1
Total	$3,828	$22	$13,346	$86	$17,174	$108

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$5,058	$21	$5,089	$160	$10,147	$181
Total U.S. Treasury and federal agencies	5,058	21	5,089	160	10,147	181
Asset-backed securities:
Student loans	106	—	218	1	324	1
Credit cards	90	—	493	26	583	26
Collateralized loan obligations	548	2	—	—	548	2
Total asset-backed securities	744	2	711	27	1,455	29
Non-U.S. debt securities:
Mortgage-backed securities	1,407	4	118	1	1,525	5
Asset-backed securities	1,479	6	—	—	1,479	6
Government securities	5,478	45	—	—	5,478	45
Other	2,167	12	226	4	2,393	16
Total non-U.S. debt securities	10,531	67	344	5	10,875	72
State and political subdivisions	365	3	244	4	609	7
Collateralized mortgage obligations	181	3	14	—	195	3
Other U.S. debt securities	861	14	484	12	1,345	26
Total	$17,740	$110	$6,886	$208	$24,626	$318
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,192	$45	$12,403	$154	$14,595	$199
Mortgage-backed securities	6,502	103	10,648	415	17,150	518
Total U.S. Treasury and federal agencies	8,694	148	23,051	569	31,745	717
Asset-backed securities:
Student loans	481	4	536	6	1,017	10
Total asset-backed securities	481	4	536	6	1,017	10
Non-U.S. debt securities:
Mortgage-backed securities	184	2	119	7	303	9
Total non-U.S. debt securities	184	2	119	7	303	9
Collateralized mortgage obligations	102	1	51	1	153	2
Total	$9,461	$155	$23,757	$583	$33,218	$738

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of June 30, 2019. The maturities of certain ABS, MBS, and CMOs are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of June 30, 2019
(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$235	$810	$—	$—	$1,045
Mortgage-backed securities	70	984	2,798	17,381	21,233
Total U.S. Treasury and federal agencies	305	1,794	2,798	17,381	22,278
Asset-backed securities:
Student loans	80	312	144	62	598
Credit cards	—	151	89	—	240
Collateralized loan obligations	30	534	793	95	1,452
Total asset-backed securities	110	997	1,026	157	2,290
Non-U.S. debt securities:
Mortgage-backed securities	273	640	225	732	1,870
Asset-backed securities	441	548	451	215	1,655
Government securities	4,611	7,803	1,404	—	13,818
Other	918	5,652	513	21	7,104
Total non-U.S. debt securities	6,243	14,643	2,593	968	24,447
State and political subdivisions	201	720	545	436	1,902
Collateralized mortgage obligations	—	—	—	122	122
Other U.S. debt securities	409	1,568	226	—	2,203
Total	$7,268	$19,722	$7,188	$19,064	$53,242
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,198	$8,193	$7	$35	$12,433
Mortgage-backed securities	30	225	1,760	19,451	21,466
Total U.S. Treasury and federal agencies	4,228	8,418	1,767	19,486	33,899
Asset-backed securities:
Student loans	44	245	367	2,947	3,603
Credit cards	—	—	—	—	—
Other	—	—	—	—	—
Total asset-backed securities	44	245	367	2,947	3,603
Non-U.S. debt securities:
Mortgage-backed securities	103	38	4	356	501
Asset-backed securities	95	—	—	—	95
Government securities	248	114	—	—	362
Other	1	—	—	—	1
Total non-U.S. debt securities	447	152	4	356	959
Collateralized mortgage obligations	—	308	13	454	775
Total	$4,719	$9,123	$2,151	$23,243	$39,236

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
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated:

	Six Months Ended June 30,
(In millions)	2019	2018
Balance, beginning of period	$78	$77
Additions(1):
Other-than-temporary-impairment recognized	1	1
Realized losses on securities sold or matured	(1)	—
Balance, end of period	$78	$78

(1) Additions represent securities with a first time credit impairment realized or when a subsequent credit impairment has occurred.
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 45 to 47 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
We recorded approximately $1 million of OTTI in both the six months ended June 30, 2019 and 2018, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $181 million related to 577 securities as of June 30, 2019 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 48 to 50 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.

The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Domestic:
Commercial and financial:
Loans to investment funds	$13,823	$15,050
Senior secured bank loans	3,456	3,490
Loans to municipalities	575	902
Other	32	37
Commercial real estate	1,164	874
Total domestic	19,050	20,353
Non-U.S.:
Commercial and financial:
Loans to investment funds	5,265	4,505
Senior secured bank loans	1,106	931
Total non-U.S.	6,371	5,436
Total loans and leases	25,421	25,789
Allowance for loan and lease losses	(72)	(67)
Loans and leases, net of allowance	$25,349	$25,722

The commercial and financial segment is composed primarily of floating-rate loans to mutual fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2019 and December 31, 2018, the loans pledged as collateral totaled $7.67 billion and $6.51 billion, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

June 30, 2019	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$18,978	$1,164	$20,142
Speculative(2)	5,264	—	5,264
Substandard(3)	15	—	15
Total	$24,257	$1,164	$25,421

December 31, 2018	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$19,599	$874	$20,473
Speculative(2)	5,308	—	5,308
Substandard(3)	8	—	8
Total	$24,915	$874	$25,789

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

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2019 and December 31, 2018, we had no loans or leases on non-accrual status and no loans or leases 30 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings as of both June 30, 2019 and December 31, 2018.
We review all loans individually for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of June 30, 2019, we had one loan for $14 million in the commercial and financial segment that was individually evaluated for impairment and we have allocated $2.9 million of the reserve to this loan. As of December 31, 2018, we had one impaired loan for $8 million in the commercial and financial segment that was individually evaluated for impairment and did not record any reserve on this loan, which was subsequently paid in full in January 2019.
Allowance for Loan and Lease Losses
The following table presents activity in the ALLL for the periods indicated:

	Three Months Ended June 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$70	$54
Provision for loan and lease losses(1)	1	2
Charge-offs(1)	—	(1)
Other(2)	1	—
Ending balance	$72	$55

	Six Months Ended June 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	5	2
Charge-offs(1)	—	(1)
Ending balance	$72	$55

(1) The provisions and charge-offs for loans and leases were primarily attributable to exposure to purchased senior secured loans to non-investment grade loans.
(2) Consists primarily of FX translation.
Loans and leases are reviewed on a regular basis, and any provisions for loan and lease losses that are recorded reflect management's estimate of the amount necessary to maintain the ALLL losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio.

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2017	$5,752	$270	$6,022
Acquisitions(1)	1,512	—	1,512
Foreign currency translation	(84)	(4)	(88)
Ending balance December 31, 2018	7,180	266	7,446
Acquisitions(2)	122	—	122
Foreign currency translation	(3)	—	(3)
Ending balance June 30, 2019	$7,299	$266	$7,565

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the six months ended June 30, 2019, resulting in an increase in the goodwill of $113 million and a decrease of $93 million in intangibles assets.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2017	$1,432	$181	$1,613
Acquisitions(1)	1,007	—	1,007
Amortization	(196)	(30)	(226)
Foreign currency translation	(25)	—	(25)
Ending balance December 31, 2018	2,218	151	2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(104)	(15)	(119)
Foreign currency translation	(2)	—	(2)
Ending balance June 30, 2019	$2,019	$136	$2,155

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the six months ended June 30, 2019, resulting in a decrease in the fair value of intangible assets of $93 million, with a corresponding increase to goodwill.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2019			December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$3,154	$(1,683)	$1,471	$3,262	$(1,605)	$1,657
Technology	404	(70)	334	389	(49)	340
Core deposits	675	(366)	309	676	(350)	326
Other	101	(60)	41	103	(57)	46
Total	$4,334	$(2,179)	$2,155	$4,430	$(2,061)	$2,369

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Securities borrowed(1)	$24,723	$19,575
Derivative instruments, net	3,632	5,189
Bank-owned life insurance	3,366	3,323
Investments in joint ventures and other unconsolidated entities(2)	2,597	2,882
Collateral, net	1,231	1,354
Accounts receivable	1,018	343
Right-of-use assets(3)	876	—
Receivable for securities settlement	811	531
Prepaid expenses	549	493
Income taxes receivable	169	129
Deferred tax assets, net of valuation allowance(4)	101	113
Deposits with clearing organizations	58	58
Other	514	414
Total	$39,645	$34,404

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes certain equity securities held at fair value through profit and loss that were transferred from AFS as part of our adoption of ASU 2016-01.
(3) We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. Refer to Note 1 for further information on this new accounting standard.
(4) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships while others are economic hedges and not designated in hedge accounting relationships. For additional information on our derivative financial instruments, including derivatives not designated as hedging instruments, refer to page 55 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and

Supplementary Data, in the 2018 Annual Financial Statements.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 55 to 58 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt, AFS securities, and foreign currency investment securities. We use interest rate or FX contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or FX rates.
Changes in the fair value of the derivative and changes in fair value of the hedged item due to changes in the hedged risk are recognized in earnings in the same line item. If a hedge is terminated, but the hedged item was not derecognized, all remaining adjustments to the carrying amount of the hedged item shall be amortized over a period that is consistent with the amortization of other discounts or premiums associated with the hedged item.
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets or liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with London Interbank Offered Rate (LIBOR) indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate.

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of June 30, 2019, the maximum maturity date of the underlying loans is approximately 3 years.
Net Investment Hedges
Derivatives categorized as net investment hedges are entered into to protect the net investment in our foreign operations against adverse changes in exchange rates. We use FX forward contracts to convert the foreign currency risk to U.S. dollars to mitigate our exposure to fluctuations in FX rates. The changes in fair value of the FX forward contracts are recorded, net of taxes, in the foreign currency translation component of OCI.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$13,716	$2,348
Foreign exchange contracts:
Forward, swap and spot	2,372,958	2,238,819
Options purchased	1,548	578
Options written	855	576
Futures	736	49
Other:
Stable value contracts(1)	27,081	26,634
Deferred value awards(2)	503	434
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	10,340	10,596
Foreign exchange contracts:
Forward and swap	3,058	3,412

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) For additional information on our derivatives not designated as hedging instruments, including deferred value awards, refer to page 55 in Note 10 to the consolidated financial statements under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
Notional amounts are provided here as an indication of the volume of our derivative activity and serve as a reference to calculate the fair values of the derivative.
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8.

	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(In millions)	Derivative Assets(1)		Derivative Liabilities(2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,556	$16,369	$11,471	$16,434
Interest rate contracts	1	—	—	—
Other derivative contracts	—	—	217	214
Total	$11,557	$16,369	$11,688	$16,648

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	$17	$102	$88
Interest rate contracts	7	13	54	71
Total	$12	$30	$156	$159

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$156	$195	$316	$379
Foreign exchange contracts	Interest Expense	(59)	—	(98)	(15)
Interest rate contracts	Foreign exchange trading services revenue	—	(2)	(1)	(4)
Other derivative contracts	Foreign exchange trading services revenue	—	(1)	—	—
Other derivative contracts	Compensation and employee benefits	(46)	(42)	(120)	(106)
Total		$51	$150	$97	$254

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,273	$171	$1,198	$(14)
Available-for-sale securities	1,208	69	50	—
Total	$9,481	$240	$1,248	$(14)

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,270	$(137)	$1,197	$(20)
Available-for-sale securities	1,496	72	50	1
Total	$9,766	$(65)	$1,247	$(19)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Does not include the carrying amount of hedged items when only foreign currency risk is the designated hedged risk. The carrying amount excluded for investment securities was zero and $458 million for June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the total notional amount of the interest rate swaps of fair value hedges was $8.94 billion and $9.30 billion, respectively.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2019	2018			2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$—	$(30)	Investment securities	Processing fees and other revenue	$—	$30
Foreign exchange contracts	Processing fees and other revenue	—	(601)	Foreign exchange deposit	Processing fees and other revenue	—	601
Interest rate contracts	Net interest income	(8)	10	Available-for-sale securities(1)	Net interest income	7	(9)
Interest rate contracts	Net interest income	185	(47)	Long-term debt	Net interest income	(183)	44
Total		$177	$(668)			$(176)	$666

		Six Months Ended June 30,				Six Months Ended June 30,
		2019	2018			2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$—	$(43)	Investment securities	Processing fees and other revenue	$—	$43
Foreign exchange contracts	Processing fees and other revenue	—	(353)	Foreign exchange deposit	Processing fees and other revenue	—	353
Interest rate contracts	Net interest income	(11)	31	Available-for-sale securities(2)	Net interest income	11	(30)
Interest rate contracts	Net interest income	291	(214)	Long-term debt	Net interest income	(285)	200
Total		$280	$(579)			$(274)	$566

(1) In the three months ended June 30, 2019, $5 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $5 million of net unrealized gains in the same period in 2018.
(2) In the six months ended June 30, 2019, $3 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $23 million of net unrealized gains in the same period in 2018.

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$21	$(8)	Net interest income	$(2)	$—
Foreign exchange contracts	(15)	64	Net interest income	7	7
Total derivatives designated as cash flow hedges	$6	$56		$5	$7

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(2)	$71	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(2)	71		—	—

Total	$4	$127		$5	$7

	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$31	$(28)	Net interest income	$(4)	$1
Foreign exchange contracts	12	(24)	Net interest income	14	14
Total derivatives designated as cash flow hedges	$43	$(52)		$10	$15

Derivatives designated as net investment hedges:
Foreign exchange contracts	$18	$35	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	18	35		—	—

Total	$61	$(17)		$10	$15

Derivatives Netting and Credit Contingencies
Netting
Derivatives receivable and payable as well as cash collateral from the same counterparty are netted in the consolidated statement of condition for those counterparties with whom we have legally binding master netting agreements in place. In addition to cash collateral received and transferred presented on a net basis, we also receive and transfer collateral in the form of securities, which mitigate credit risk but are not eligible for netting. Additional information on netting is provided in Note 8.
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of June 30, 2019 totaled approximately $1.64 billion, against which we provided $0.72 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of June 30, 2019, the maximum additional collateral we would be required to post to our counterparties is approximately $0.92 billion.

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 59 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
As of June 30, 2019 and December 31, 2018, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $11.20 billion and $11.69 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $6.53 billion and $5.31 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,561	$(6,298)	$5,263	$—	$5,263
Interest rate contracts(6)	8	(4)	4	—	4
Cash collateral and securities netting	NA	(1,635)	(1,635)	(615)	(2,250)
Total derivatives	11,569	(7,937)	3,632	(615)	3,017
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	154,198	(127,744)	26,454	(25,423)	1,031
Total derivatives and other financial instruments	$165,767	$(135,681)	$30,086	$(26,038)	$4,048

Assets:	December 31, 2018
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,386	$(10,223)	$6,163	$—	$6,163
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(987)	(987)	(220)	(1,207)
Total derivatives	16,399	(11,210)	5,189	(220)	4,969
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	116,143	(91,889)	24,254	(22,872)	1,382
Total derivatives and other financial instruments	$132,542	$(103,099)	$29,443	$(23,092)	$6,351

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
(7) Included in the $26.45 billion as of June 30, 2019 were $1.73 billion of resale agreements and $24.72 billion of collateral provided related to securities borrowing. Included in the $24.25 billion as of December 31, 2018 were $4.68 billion of resale agreements and $19.58 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,573	$(6,298)	$5,275	$—	$5,275
Interest rate contracts(6)	54	(4)	50	—	50
Other derivative contracts	217	—	217	—	217
Cash collateral and securities netting	NA	(547)	(547)	(878)	(1,425)
Total derivatives	11,844	(6,849)	4,995	(878)	4,117
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	142,865	(127,744)	15,121	(13,746)	1,375
Total derivatives and other financial instruments	$154,709	$(134,593)	$20,116	$(14,624)	$5,492

Liabilities:	December 31, 2018
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,522	$(10,223)	$6,299	$—	$6,299
Interest rate contracts(6)	71	—	71	—	71
Other derivative contracts	214	—	214	—	214
Cash collateral and securities netting	NA	(1,341)	(1,341)	(215)	(1,556)
Total derivatives	16,807	(11,564)	5,243	(215)	5,028
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	104,494	(91,889)	12,605	(11,543)	1,062
Total derivatives and other financial instruments	$121,301	$(103,453)	$17,848	$(11,758)	$6,090

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
(7) Included in the $15.12 billion as of June 30, 2019 were $1.83 billion of repurchase agreements and $13.29 billion of collateral received related to securities lending transactions. Included in the $12.60 billion as of December 31, 2018 were $1.08 billion of repurchase agreements and $11.52 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of repurchase agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The securities transferred under resale and repurchase agreements typically are U.S. Treasury, agency and agency MBS. In our principal securities borrowing and lending arrangements, the securities transferred are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes us to counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of June 30, 2019			As of December 31, 2018
(In millions)	Overnight and Continuous	Up to 30 Days	Total	Overnight and Continuous	Up to 30 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$123,616	$—	$123,616	$88,904	$—	$88,904
Total	123,616	—	123,616	88,904	—	88,904
Securities lending transactions:
US Treasury and agency securities	1	—	1	249	—	249
Corporate debt securities	380	—	380	278	—	278
Equity securities	10,241	127	10,368	6,426	137	6,563
Other(1)	8,500	—	8,500	8,500	—	8,500
Total	19,122	127	19,249	15,453	137	15,590
Gross amount of recognized liabilities for repurchase agreements and securities lending	$142,738	$127	$142,865	$104,357	$137	$104,494

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on our commitments and guarantees, refer to page 63 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Commitments:
Unfunded credit facilities(1)	$29,589	$28,951
Guarantees(2):
Indemnified securities financing	$386,241	$342,337
Standby letters of credit	3,365	2,985

(1) As of June 30, 2019, approximately 73% of our unfunded commitments to extend credit expire within one year.
(2) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Indemnified Securities Financing
For additional information on our Indemnified Securities Financing, refer to page 63 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Fair value of indemnified securities financing	$386,241	$342,337
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	404,029	357,893
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	46,698	42,610
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	49,922	45,064

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2019 and December 31, 2018, we had approximately $24.72 billion and $19.58 billion, respectively, of collateral provided and approximately $13.29 billion and $11.52 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.

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
As of June 30, 2019, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $8 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2019, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $300 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

associated with mailing services in our retirement services business. As of June 30, 2019, the accrual for loss contingencies included an estimate of the amount we anticipate reimbursing clients due to that error. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $380 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
In March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under the Employee Retirement Income Security Act. In addition, we have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law.
We are also cooperating with investigations by governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ and the Department of Labor, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our settlement of civil claims regarding our indirect FX business. In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter, and agreed to pay a civil monetary penalty of $5.5 million. The costs associated with these settlements were within our related previously established accruals for loss contingencies. The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by State Street’s direct reimbursements of its customers. It is likely that discussions will commence in 2019 with the DOJ regarding a potential resolution of their investigation regarding this matter, which will then enable us to better assess the potential penalties and/or other sanctions they will be seeking. There can be no assurance that any settlement, whether with the DOJ or the Department of Labor, will be reached or, if so, the amount of the settlement or its impact on other claims relating to these matters. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices could be significant multiples of the settlement, including recognized reimbursed amounts, that we have reached with the SEC.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, Anti-Money Laundering regulations and U.S. economic sanctions regulations promulgated by the Office of Foreign Assets Control. As part of this enforcement action, we have been required to, among other things, implement improvements to our compliance programs. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Shareholder Litigation
A shareholder of ours has filed a purported class action complaint against us alleging that our financial statements in our annual reports for the 2011-2014 period were misleading due to the inclusion of revenues associated with the invoicing matter referenced above and the facts surrounding our 2017 settlements with the U.S. government relating to our transition management business. The Court approved a class settlement in this matter for $4.9 million in April 2019. In addition, a shareholder of ours has filed a derivative complaint against the Company’s past and present officers and directors to recover alleged losses incurred by the Company relating to the invoicing matter and to the Ohio public retirement plans matter.

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $104 million as of June 30, 2019 decreased from $108 million as of December 31, 2018.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of June 30, 2019 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 66 to 67 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in the 2018 Annual Financial Statements.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of June 30, 2019 and December 31, 2018, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.06 billion and $1.05 billion, respectively, and other short term borrowings of $0.93 billion in both periods, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 3.1 years and 3.6 years as of June 30, 2019 and December 31, 2018, respectively.

Interests in Investment Funds
As of June 30, 2019 and December 31, 2018, we did not have any consolidated investment funds. We managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $38 million as of June 30, 2019 and $70 million as of December 31, 2018, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2019:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	—	—	—
Total			$50			$36

	Six Months Ended June 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	—	—	—
Total			$105			$91

(1) Dividends were paid in June 2019.
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2019, we declared dividends in our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock respectively, which will be paid in September 2019.
Common Stock
We repurchased $300 million of our common stock under the 2018 Program in each of the first and second quarters of 2019. In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program).
The table below presents the activity under our common stock purchase program during the periods indicated:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.6	$65.25	$300	$8.8	$67.97	$600

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.47	$175	$0.42	$153

	Six Months Ended June 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.94	$352	$0.84	$307

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2019	December 31, 2018
Net unrealized (losses) on cash flow hedges	$(70)	$(89)
Net unrealized gains (losses) on available-for-sale securities portfolio	372	(193)
Net unrealized gains related to reclassified available-for-sale securities	57	58
Net unrealized gains (losses) on available-for-sale securities	429	(135)
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(51)	(40)
Net unrealized gains on hedges of net investments in non-U.S. subsidiaries	34	16
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(179)	(143)
Foreign currency translation	(1,035)	(963)
Total	$(874)	$(1,356)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2019
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	18	532	21	2	—	(5)	568
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	7	—	—	(1)	(8)	—	(2)
Other comprehensive income (loss)	19	553	18	—	(36)	(72)	482
Balance as of June 30, 2019	$(70)	$378	$34	$(2)	$(179)	$(1,035)	$(874)

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(68)	(254)	35	1	1	(222)	(507)
Amounts reclassified into (out of) earnings	11	6	—	(2)	13	—	28
Other comprehensive income (loss)	(57)	(248)	35	(1)	14	(222)	(479)
Balance as of June 30, 2018	$(113)	$(145)	$(30)	$(7)	$(156)	$(1,037)	$(1,488)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of zero and ($2), respectively	$—	$7	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and zero, respectively	—	(1)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain or (loss) reclassified from accumulated other comprehensive income into Income, net of related taxes of $1 and $2	4	$5	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of zero and $1, respectively	—	1	Compensation and employee benefits expenses
Total reclassifications out of Accumulated other comprehensive loss	$4	$12

	Six Months Ended June 30,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of zero and ($3), respectively	$—	$6	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and zero, respectively	(1)	(2)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $3 and $4	7	11	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($4) and $4, respectively	(8)	13	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$(2)	$28

Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 70 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
As of June 30, 2019, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of June 30, 2019, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2019 that have changed the capital categorization of State Street Bank.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2019	Basel III Standardized Approach June 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches June 30, 2019	Basel III Standardized Approach June 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,613	$10,613	$10,565	$10,565	$12,894	$12,894	$12,894	$12,894
Retained earnings			21,274	21,274	20,606	20,606	14,367	14,367	14,261	14,261
Accumulated other comprehensive income (loss)			(885)	(885)	(1,332)	(1,332)	(670)	(670)	(1,112)	(1,112)
Treasury stock, at cost			(9,249)	(9,249)	(8,715)	(8,715)	—	—	—	—
Total			21,753	21,753	21,124	21,124	26,591	26,591	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,257)	(9,257)	(9,350)	(9,350)	(8,979)	(8,979)	(9,073)	(9,073)
Other adjustments(2)			(129)	(129)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			12,367	12,367	11,580	11,580	17,611	17,611	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Other adjustments			1	1	—	—	—	—	—	—
Tier 1 capital			16,058	16,058	15,270	15,270	17,611	17,611	16,941	16,941
Qualifying subordinated long-term debt			603	603	778	778	601	601	776	776
Allowance for loan and lease losses and other			11	87	14	83	8	87	11	83
Total capital			$16,672	$16,748	$16,062	$16,131	$18,220	$18,299	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$51,974	$106,322	$47,738	$97,303	$49,810	$103,544	$45,565	$94,776
Operational risk(4)			47,075	NA	46,060	NA	44,288	NA	44,494	NA
Market risk			1,650	1,650	1,517	1,517	1,650	1,650	1,517	1,517
Total risk-weighted assets			$100,699	$107,972	$95,315	$98,820	$95,748	$105,194	$91,576	$96,293
Adjusted quarterly average assets			$212,127	$212,127	$211,924	$211,924	$208,933	$208,933	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.3%	11.5%	12.1%	11.7%	18.4%	16.7%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	14.9	16.0	15.5	18.4	16.7	18.5	17.6
Total capital	12.0	11.0	16.6	15.5	16.9	16.3	19.0	17.4	19.4	18.5

(1)  Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.
(2) Other adjustments within CET1 primarily include the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(3) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of OTC derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest income:
Interest-bearing deposits with banks	$109	$90	$228	$172
Investment securities:
U.S. Treasury and federal agencies	360	280	729	534
State and political subdivisions	13	44	25	96
Other investments	126	140	248	298
Securities purchased under resale agreements	90	81	188	159
Loans and leases	195	169	393	325
Other interest-earning assets	114	103	223	180
Total interest income	1,007	907	2,034	1,764
Interest expense:
Interest-bearing deposits	209	89	380	152
Securities sold under repurchase agreements	8	6	20	7
Other short-term borrowings	6	4	10	7
Long-term debt	107	97	213	194
Other interest-bearing liabilities	64	52	125	102
Total interest expense	394	248	748	462
Net interest income	$613	$659	$1,286	$1,302

Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Professional services	$85	$89	$165	$168
Sales advertising public relations	27	29	54	55
Insurance	17	32	38	64
Regulatory fees and assessments	16	29	34	59
Bank operations	10	22	21	39
Other	119	94	237	190
Total other expenses	$274	$295	$549	$575

Acquisition Costs
We recorded $10 million and $23 million of acquisition costs in the three and six months ended June 30, 2019, respectively, primarily related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.

Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions. In the three months ended June 30, 2019, we recorded no repositioning charges. In the same period in 2018, we recorded a $77 million repositioning charge, consisting of $61 million of compensation and employee benefits and $16 million of occupancy costs.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	$144	$28	$3	$175
Accruals for repositioning charges	61	16	—	77
Payments and other adjustments	(36)	(3)	—	(39)
Accrual balance at June 30, 2018	$169	$41	$3	$213
Accrual balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Accruals for Beacon	2	—	—	2
Payments and other adjustments	(51)	(1)	—	(52)
Accrual balance at June 30, 2019	$197	$11	$1	$209

Note 16. Occupancy Expense and Information Systems and Communications Expense
Upon adoption of Topic 842 on January 1, 2019, we recognized right-of-use assets of approximately $0.91 billion and lease liabilities of approximately $1.06 billion.
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization was $206 million and $411 million in the three and six months ended June 30, 2019, respectively.

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of June 30, 2019, an aggregate net book value of $88 million for the finance lease related to our One Lincoln Street Boston headquarters is recorded in premises and equipment, with the related lease liability of $152 million recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In the three and six months ended June 30, 2019, interest expense related to the finance lease obligation reflected in NII was $3 million and $6 million, respectively. As of June 30, 2019, accumulated amortization of the finance lease right-of-use asset was $46 million.
As of June 30, 2019, an aggregate net book value of $876 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $1.02 billion recorded in accrued expenses and other liabilities in our consolidated statement of condition.
We have entered into non-cancellable operating leases for premises and equipment. Nearly all of these leases include renewal options, and only those reasonably certain of being exercised are included in the term of the lease. Costs for operating leases are recorded on a straight-line basis which includes both interest expense and right-of-use asset amortization. Operating lease costs for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense.
As of June 30, 2019, we have additional operating leases, primarily for office space, that have not yet commenced of approximately $497 million of undiscounted future minimum lease payments. These leases will commence between fiscal year 2019 and fiscal year 2023 with lease terms of 11 to 15 years. The majority of these future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for the three and six months ended June 30, 2019:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease:
Amortization of right-of-use assets	$6	$11
Interest on lease liabilities	3	6
Total finance lease expense	9	17
Sublease income	(3)	(5)
Net finance lease expense	6	12
Operating lease:
Operating lease expense	45	89
Sublease income	(2)	(3)
Net operating lease expense	43	86
Net lease expense	$49	$98

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$6
Operating cash flows from operating leases	48	99
Financing cash flows from finance leases	8	39
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4	$33
Finance leases	—	—

The following table presents future minimum lease payments under non-cancellable leases as of June 30, 2019:

(In millions)	Operating Leases	Finance Leases	Total
2019 (excluding the first six months ended 2019)	$96	$21	$117
2020	186	42	228
2021	175	42	217
2022	151	42	193
2023	131	30	161
Thereafter	401	—	401
Total future minimum lease payments	1,140	177	1,317
Less imputed interest	(116)	(25)	(141)
Total	$1,024	$152	$1,176

The following table presents details related to remaining lease terms and discount rate as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (in years):
Finance leases	4.2
Operating leases	7.6
Weighted-average discount rate:
Finance leases	7%
Operating leases	3

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to page 78 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income	$587	$733	$1,095	$1,392
Less:
Preferred stock dividends	(50)	(36)	(105)	(91)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$537	$697	$989	$1,300
Average common shares outstanding (In thousands):
Basic average common shares	373,773	365,619	375,832	366,524
Effect of dilutive securities: equity-based awards	3,804	4,791	3,633	4,891
Diluted average common shares	377,577	370,410	379,465	371,415
Anti-dilutive securities(2)	3,345	1,206	2,665	2
Earnings per common share:
Basic	$1.44	$1.91	$2.63	$3.55
Diluted(3)	1.42	1.88	2.61	3.50

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP (Supplemental executive retirement plans) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 72 to 74 in Note 18 to the consolidated financial statements in the 2018 Annual Financial Statements.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 78 to 79 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Servicing fees	$1,252	$1,381	$—	$—	$—	$—	$1,252	$1,381
Management fees	—	—	441	465	—	—	441	465
Foreign exchange trading services	240	282	33	33	—	—	273	315
Securities finance	122	154	4	—	—	—	126	154
Processing fees and other	163	78	5	2	—	—	168	80
Total fee revenue	1,777	1,895	483	500	—	—	2,260	2,395
Net interest income	623	663	(10)	(4)	—	—	613	659
Gains (losses) related to investment securities, net	—	9	—	—	—	—	—	9
Total revenue	2,400	2,567	473	496	—	—	2,873	3,063
Provision for loan losses	1	2	—	—	—	—	1	2
Total expenses	1,765	1,704	377	389	12	77	2,154	2,170
Income before income tax expense	$634	$861	$96	$107	$(12)	$(77)	$718	$891
Pre-tax margin	26%	34%	20%	22%			25%	29%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Servicing fees	$2,503	$2,802	$—	$—	$—	$—	$2,503	$2,802
Management fees	—	—	861	937	—	—	861	937
Foreign exchange trading services	486	555	67	64	—	—	553	619
Securities finance	239	295	5	—	—	—	244	295
Processing fees and other	343	156	16	1	—	—	359	157
Total fee revenue	3,571	3,808	949	1,002	—	—	4,520	4,810
Net interest income	1,302	1,311	(16)	(9)	—	—	1,286	1,302
Gains (losses) related to investment securities, net	(1)	7	—	—	—	—	(1)	7
Total revenue	4,872	5,126	933	993	—	—	5,805	6,119
Provision for loan losses	5	2	—	—	—	—	5	2
Total expenses	3,629	3,574	783	787	35	77	4,447	4,438
Income before income tax expense	$1,238	$1,550	$150	$206	$(35)	$(77)	$1,353	$1,679
Pre-tax margin	25%	30%	16%	21%			23%	27%

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19.  Revenue from Contracts with Customers
For additional information on our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 80 to 81 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$1,252	$—	$1,252	$—	$—	$—	$1,252
Management fees	—	—	—	441	—	441	441
Foreign exchange trading services	82	158	240	33	—	33	273
Securities finance	75	47	122	—	4	4	126
Processing fees and other	104	59	163	—	5	5	168
Total fee revenue	1,513	264	1,777	474	9	483	2,260
Net interest income	—	623	623	—	(10)	(10)	613
Gains (losses) related to investment securities, net	—	—	—	—	—	—	—
Total revenue	$1,513	$887	$2,400	$474	$(1)	$473	$2,873

	Three Months Ended June 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,381	$—	$1,381	$—	$—	$—	$1,381
Management fees	—	—	—	465	—	465	465
Foreign exchange trading services	91	191	282	33	—	33	315
Securities finance	90	64	154	—	—	—	154
Processing fees and other	23	55	78	—	2	2	80
Total fee revenue	1,585	310	1,895	498	2	500	2,395
Net interest income	—	663	663	—	(4)	(4)	659
Gains (losses) related to investment securities, net	—	9	9	—	—	—	9
Total revenue	$1,585	$982	$2,567	$498	$(2)	$496	$3,063

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$2,503	$—	$2,503	$—	$—	$—	$2,503
Management fees	—	—	—	861	—	861	861
Foreign exchange trading services	168	318	486	67	—	67	553
Securities finance	145	94	239	—	5	5	244
Processing fees and other	220	123	343	—	16	16	359
Total fee revenue	3,036	535	3,571	928	21	949	4,520
Net interest income	—	1,302	1,302	—	(16)	(16)	1,286
Gains (losses) related to investment securities, net	—	(1)	(1)	—	—	—	(1)
Total revenue	$3,036	$1,836	$4,872	$928	$5	$933	$5,805

	Six Months Ended June 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$2,802	$—	$2,802	$—	$—	$—	$2,802
Management fees	—	—	—	937	—	937	937
Foreign exchange trading services	186	369	555	64	—	64	619
Securities finance	167	128	295	—	—	—	295
Processing fees and other	43	113	156	—	1	1	157
Total fee revenue	3,198	610	3,808	1,001	1	1,002	4,810
Net interest income	—	1,311	1,311	—	(9)	(9)	1,302
Gains (losses) related to investment securities, net	—	7	7	—	—	—	7
Total revenue	$3,198	$1,928	$5,126	$1,001	$(8)	$993	$6,119

Contract balances and contract costs
As of June 30, 2019 and December 31, 2018, net receivables of $2.71 billion and $2.75 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable to or due from our customers related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
No adjustments are made to the promised amount of consideration for the effects of a significant financing component as the period between when we transfer a promised service to a customer and when the customer pays for that service is expected to be one year or less.

State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20.    Non-U.S. Activities
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,237	$1,636	$2,873	$1,322	$1,741	$3,063
Income before income tax expense	313	405	718	427	464	891

	Six Months Ended June 30,
	2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$2,468	$3,337	$5,805	$2,643	$3,476	$6,119
Income before income tax expense	562	791	1,353	846	833	1,679

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $85.94 billion and $84.87 billion as of June 30, 2019 and 2018, respectively.

State Street Corporation | 90

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2019, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and six-month periods ended June 30, 2019 and 2018, changes in cash flows for the six-month periods ended June 30, 2019 and 2018, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 21, 2019, except for the change of its method of accounting for investments in low income housing tax credits from the equity method of accounting to the proportional amortization method of accounting described in Note 1 therein as to which the date is May 2, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
July 26, 2019

State Street Corporation | 91

Table of Contents

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA	High-quality liquid assets
ALLL	Allowance for loans and leases losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	LCR	Liquidity coverage ratio
ASU	Accounting Standards Update	LIHTC	Low income housing tax credits
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
bps	Basis points	NII	Net interest income
CET1	Common equity tier 1	NIM	Net interest margin
CMO	Collateralized mortgage obligations	OCI	Other comprehensive income (loss)
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
DOJ	Department of Justice	PCAOB	Public Company Accounting Oversight Board
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ETF	Exchange-traded fund	SEC	Securities and Exchange Commission
EVE	Economic value of equity	SLR	Supplementary leverage ratio
FDIC	Federal Deposit Insurance Corporation	SPDR	Spider; Standard and Poor's depository receipt
FHLB	Federal Home Loan Bank of Boston	SPOE Strategy	Single Point of Entry Strategy
FICC	Fixed Income Clearing Corporation	TLAC	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	UOM	Unit of measure
FX	Foreign exchange	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 92

Table of Contents

GLOSSARY

2018 Annual Financial Statements: Financial statements of State Street Corporation for the year ended December 31, 2018 included in Exhibit 99.2 to the State Street Corporation Form 8-K dated May 2, 2019.

2018 Form 10-K: State Street Corporation Form 10-K for the year ended December 31, 2018.

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

Commercial real estate: Property intended to generate profit from capital gains or rental income. CRE loans are term loans secured by commercial and multifamily properties. We seek CRE loans with strong competitive positions in major domestic markets, stable cash flows, modest leverage and experienced institutional ownership.

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

Economic value of equity: A measure designed to estimate the fair value of assets, liabilities and off-balance sheet instruments based on a discounted cash flow model.

Exchange-Traded Fund: A type of exchange-traded investment product that offer investors a way to pool their money in a fund that makes investments in stocks, bonds, or other assets and, in return, to receive an interest in that investment pool. ETF shares are traded on a national stock exchange and at market prices that may or may not be the same as the net asset value.

Exposure-at-default: A measure used in the calculation of regulatory capital under Basel III. It can be defined as the expected amount of loss a bank may be exposed to upon default of an obligor.

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

Investment grade: A rating of loans and leases to counterparties with strong credit quality and low expected credit risk and probability of default. It applies to counterparties with a strong capacity to support the timely repayment of any financial commitment.

Liquidity coverage ratio: The ratio of encumbered high-quality liquid assets divided by expected total net cash outflows over a 30-day stress period. A Basel III framework requirement for banks and bank holding companies to measure liquidity, it is designed to ensure that certain banking institutions, including us, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day stress period.

Net asset value: The amount of net assets attributable to each share/unit of the fund at a specific date or time.

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

Probability of default: A measure of the likelihood that a credit obligor will enter into default status.

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

State Street Corporation | 93

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program).
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. We repurchased $300 million of shares in the second quarter of 2019 under the 2018 Program.
The following table presents purchases of our common stock under the 2018 Program and related information for each of the months in the quarter ended June 30, 2019.

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In millions)
Period:
April 1 - April 30, 2019	3,591	$66.83	3,591	$60
May 1 - May 31, 2019	1,007	59.62	1,007	—
June 1 - June 30, 2019	—	—	—	—
Total	4,598	$65.25	4,598	$—

State Street Corporation | 94

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2019 and 2018, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2019 and 2018, (iii) consolidated statement of condition as of June 30, 2019 and December 31, 2018, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2019 and 2018, (v) consolidated statement of cash flows for the six months ended June 30, 2019 and 2018, and (vi) notes to consolidated financial statements.

State Street Corporation | 95

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 26, 2019	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2019	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 96