Form 10-Q
period 2019-09-30
STATE STREET CORP
filed 2019-10-25
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

	Massachusetts		04-2456637
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
One Lincoln Street
Boston,	Massachusetts	02111	(617)	786-3000
(Address of principal executive offices, and Zip Code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value per share	STT	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRC	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRE	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series E, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRG	New York Stock Exchange
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

The number of shares of the registrant’s common stock outstanding as of October 23, 2019 was 363,623,285.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2019

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $32.90 trillion of AUC/A and $2.95 trillion of AUM as of September 30, 2019.
As of September 30, 2019, we had consolidated total assets of $244.61 billion, consolidated total deposits of $170.89 billion, consolidated total shareholders' equity of $25.21 billion and 39,407 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 116, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K. We did not change these significant accounting policies in the first nine months of 2019.
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

•
the level, volatility and uncertainty of interest rates; the expected discontinuation of Interbank Offered Rates including London Interbank Offered Rate (LIBOR); the valuation of the U.S. dollar relative to other currencies in which we record revenue or accrue expenses; the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally; and the impact of monetary and fiscal policy in the U.S. and internationally on prevailing rates of interest and currency exchange rates in the markets in which we provide services to our clients;

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Total fee revenue(1)	$2,259	$2,318	(3)%
Net interest income	644	672	(4)
Gains (losses) related to investment securities, net	—	(1)	nm
Total revenue(1)	2,903	2,989	(3)
Provision for loan losses	2	5	(60)
Total expenses(1)	2,180	2,091	4
Income before income tax expense	721	893	(19)
Income tax expense	138	129	7
Net income	$583	$764	(24)
Adjustments to net income:
Dividends on preferred stock(2)	$(55)	$(55)	—
Earnings allocated to participating securities(3)	—	(1)	(100)
Net income available to common shareholders	$528	$708	(25)
Earnings per common share:
Basic	$1.44	$1.89	(24)
Diluted	1.42	1.87	(24)
Average common shares outstanding (in thousands):
Basic	366,732	374,963	(2)
Diluted	370,595	379,383	(2)
Cash dividends declared per common share	$.52	$.47	11
Return on average common equity	9.7%	14.0%	(430) bps
Pre-tax margin	24.8	29.9	(510)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Total fee revenue(4)	$6,779	$7,128	(5)%
Net interest income	1,930	1,974	(2)
Gains (losses) related to investment securities, net	(1)	6	nm
Total revenue(4)	8,708	9,108	(4)
Provision for loan losses	7	7	—
Total expenses(4)	6,627	6,529	2
Income before income tax expense	2,074	2,572	(19)
Income tax expense	396	416	(5)
Net income	$1,678	$2,156	(22)
Adjustments to net income:
Dividends on preferred stock(2)	$(160)	$(146)	10
Earnings allocated to participating securities(3)	(1)	(2)	(50)
Net income available to common shareholders	$1,517	$2,008	(24)
Earnings per common share:
Basic	$4.07	$5.44	(25)
Diluted	4.03	5.37	(25)
Average common shares outstanding (in thousands):
Basic	372,766	369,368	1
Diluted	376,361	374,064	1
Cash dividends declared per common share	$1.46	$1.31	11
Return on average common equity	9.5%	13.8%	(430) bps
Pre-tax Margin	23.8	28.2	(440)

(1) CRD contributed approximately $81 million and $56 million in total revenue and total expenses, respectively, in the three months ended September 30, 2019. Revenue includes approximately $77 million in processing fees and other revenue and $4 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $42 million in compensation and employee benefits and $14 million in other expense lines. In addition, CRD-related expenses in the three months ended September 30, 2019 include $17 million in amortization of other intangible assets.
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
(4) CRD contributed approximately $264 million and $143 million in total revenue and total expenses, respectively, in the nine months ended September 30, 2019. Revenue includes approximately $251 million in processing fees and other revenue and $13 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $107 million in compensation and employee benefits and $36 million in other expense lines. In addition, CRD-related expenses in the nine months ended September 30, 2019 include $49 million in amortization of other intangible assets.
nm Not meaningful

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results in the third quarter of 2019 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the three and nine months ended September 30, 2019 compared to the same periods in 2018, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2018 period to the relevant 2019 period results.
Financial Results and Highlights

•	EPS of $1.42 in the third quarter of 2019 decreased 24% compared to $1.87 in the same period in 2018.

•	The impact of notable items in the third quarter of 2019 includes:

◦	acquisition costs of approximately $27 million primarily due to the CRD acquisition; and

◦	legal and related expenses of approximately $18 million.

•	There were no notable items in the third quarter of 2018.

•
We continue to execute against our previously announced expense savings program, which achieved $100 million in gross savings during the third quarter of 2019 through expense savings of approximately $57 million in resource discipline initiatives and $43 million in process re-engineering and automation benefits.

◦
In the nine months ended September 30, 2019, we achieved a total of $275 million of gross savings under our previously announced 2019 expense savings program, including approximately $145 million in resource discipline initiatives and approximately$130 million in process re-engineering and automation benefits. We expect the expense savings program to generate a total of $400 million in gross savings in 2019.

•
In the third quarter of 2019, return on equity of 9.7% decreased from 14.0% in the same period in 2018, primarily due to a decrease in net income available to common shareholders. Pre-tax margin of 24.8% in the third quarter of 2019 decreased from 29.9% in the same period in 2018, primarily due to a decrease in total revenue and an increase in total expenses.

•
Operating leverage was (7.2)% in the third quarter of 2019. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.

•
We repurchased $500 million of our common stock in the third quarter of 2019 under our common stock purchase program announced in June 2019. The 2019 common stock purchase program authorizes the purchase of up to a total of $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program).

Revenue

•
Total revenue and fee revenue both decreased 3% in the third quarter of 2019 compared to the same period in 2018, primarily driven by decreases in servicing fees, management fees, foreign exchange trading services and securities finance revenues and, in the case of total revenue, by NII. These decreases were partially offset by higher processing fees and other revenue in the third quarter of 2019, which includes revenue from CRD.

◦
Total revenues contributed by CRD in the third quarter of 2019 were approximately $81 million, including $77 million in processing fees and other revenue and $4 million in brokerage and other trading services, within foreign exchange trading services.

•	Servicing fee revenue decreased 5% in the third quarter of 2019 compared to the same period in 2018, primarily due to challenging industry conditions, including fee pressure.

•
Management fee revenue decreased 6% in the third quarter of 2019 compared to the same period in 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher U.S. average equity market levels.

•	Foreign exchange trading services decreased 1% in the third quarter of 2019 compared to the same period in 2018 primarily due to lower market volatility.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Securities finance revenue decreased 9% in the third quarter of 2019 compared to the same period in 2018, primarily driven by balance sheet optimization efforts in the second half of 2018.

•	Processing fees and other revenue increased 49% in the third quarter of 2019 compared to the same period in 2018, primarily due to $77 million from CRD, which we acquired in October 2018.

•
NII decreased 4% in the third quarter of 2019 compared to the same period in 2018, primarily due to lower long-end rates and MBS premium amortization, as well as mix shift away from non-interest-bearing deposits.

Expenses

•
Total expenses increased 4% in the third quarter of 2019 compared to the same period in 2018, primarily reflecting the impact of the CRD acquisition and notable items, partially offset by savings from our previously announced 2019 expense savings program.

◦
Total expenses contributed by CRD in the third quarter of 2019 were approximately $56 million, including $42 million in compensation and employee benefits and $14 million in other expense lines. In addition, CRD-related expenses in the third quarter of 2019 included $17 million in amortization of other intangible assets.

AUC/A and AUM

•
AUC/A decreased 3% as of September 30, 2019 compared to September 30, 2018, primarily due to a previously announced client transition, partially offset by higher end of period fixed income market levels. In the third quarter of 2019, newly announced asset servicing mandates totaled approximately $1.03 trillion, primarily driven by additional services for an existing large asset manager client. Servicing assets remaining to be installed in future periods totaled approximately $1.17 trillion as of September 30, 2019.

•	AUM increased 5% as of September 30, 2019 compared to September 30, 2018, primarily due to higher end of period market levels and net inflows driven by institutional, cash and ETF inflows.

Capital

•	In the third quarter of 2019, we returned a total of approximately $690 million to our shareholders in the form of common stock dividends and share purchases.

◦
We declared aggregate common stock dividends of $0.52 per share, totaling $189 million in the third quarter of 2019, compared to $0.47 per share, totaling $179 million in the third quarter of 2018, representing an increase of approximately 11% on a per share basis.

◦	In the third quarter of 2019, we acquired 9.4 million shares of common stock at an average per share cost of $53.15 and an aggregate cost of approximately $500 million under the 2019 Program.

•
In June 2019, the Federal Reserve issued a non-objection to our capital plan included as part of our 2019 CCAR submission. Pursuant to that plan, our Board authorized a new common stock purchase program in June 2019 for the purchase of up to a total of $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program) and we increased our quarterly common stock dividend to $0.52 per share in the third quarter of 2019.

•
Our standardized CET1 capital ratio decreased to 11.3% as of September 30, 2019 compared to 11.7% as of December 31, 2018, and Tier 1 leverage ratio increased to 7.4% as of September 30, 2019 compared to 7.2% as of December 31, 2018.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2019 compared to the same periods in 2018, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,
(Dollars in millions)	2019	2018	% Change
Fee revenue:
Servicing fees	$1,272	$1,333	(5)%
Management fees	445	474	(6)
Foreign exchange trading services(1)	284	288	(1)
Securities finance	116	128	(9)
Processing fees and other(1)	142	95	49
Total fee revenue(1)	2,259	2,318	(3)
Net interest income:
Interest income	1,001	916	9
Interest expense	357	244	46
Net interest income	644	672	(4)
Gains (losses) related to investment securities, net	—	(1)	nm
Total revenue(1)	$2,903	$2,989	(3)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018	% Change
Fee revenue:
Servicing fees	$3,775	$4,135	(9)%
Management fees	1,306	1,411	(7)
Foreign exchange trading services(2)	837	907	(8)
Securities finance	360	423	(15)
Processing fees and other(2)	501	252	99
Total fee revenue(2)	6,779	7,128	(5)
Net interest income:
Interest income	3,035	2,680	13
Interest expense	1,105	706	57
Net interest income	1,930	1,974	(2)
Gains (losses) related to investment securities, net	(1)	6	nm
Total revenue(2)	$8,708	$9,108	(4)

(1) CRD contributed approximately $81 million in total revenue in the three months ended September 30, 2019, including approximately $77 million in processing fees and other revenue and $4 million in brokerage and other trading services within foreign exchange trading services.
(2) CRD contributed approximately $264 million in total revenue in the nine months ended September 30, 2019, including approximately $251 million in processing fees and other revenue and $13 million in brokerage and other trading services within foreign exchange trading services.
nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue in both the three and nine months ended September 30, 2019 and 2018. Servicing and management fees collectively made up approximately 76% and 75% of the total fee revenue in the three and nine months ended September 30, 2019, respectively, compared to approximately 78% in both the same periods in 2018, respectively.
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

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We estimate, using relevant information as of September 30, 2019 and assuming that all other factors remain constant, that:

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

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,958	2,850	4%	2,961	2,877	3%	2,977	2,914	2%
MSCI EAFE®	1,882	1,964	(4)	1,876	1,981	(5)	1,889	1,974	(4)
MSCI® Emerging Markets	1,014	1,054	(4)	1,007	1,064	(5)	1,001	1,048	(4)

	Daily Averages of Indices			Month-End Averages of Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,856	2,762	3%	2,872	2,765	4%
MSCI EAFE®	1,868	2,018	(7)	1,874	2,016	(7)
MSCI® Emerging Markets	1,030	1,132	(9)	1,035	1,130	(8)

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

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 4: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2019	2018
North America - ICI Market Data(1)(2)(3)
Long-Term Funds(4)	$(52.2)	$(50.4)
Money Market	224.5	35.8
Exchange-Traded Fund	90.6	87.2
Total ICI Flows	$262.9	$72.6

Europe - Broadridge Market Data(1)(5)(6)
Long-Term Funds(4)	$53.6	$(16.2)
Money Market	78.1	(21.9)
Total Broadridge Flows	$131.7	$(38.1)

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
(3) The third quarter of 2019 data includes ICI actuals for July and August 2019 and ICI estimates for September 2019.
(4) The long-term fund flows reported by ICI are composed of North America Market flows mainly in Equities, Hybrids and Fixed-Income Asset Classes. The long-term fund flows reported by Broadridge are composed of the European, Middle-Eastern, and African market flows mainly in Equities, Fixed-Income and Multi Asset Classes.
(5) Source: © Copyright 2019, Broadridge Financial Solutions, Inc. Funds of funds have been excluded from Broadridge data (to avoid double counting). Therefore, a market total is the sum of all the investment categories excluding the three funds of funds categories (in-house, ex-house and hedge). ETFs are included in Broadridge’s database on mutual funds, but this excludes exchange-traded commodity products that are not mutual funds.
(6) The third quarter of 2019 data is on a rolling three month basis which includes June, July and August 2019 for EMEA (Copyright 2019 Broadridge Financial Solutions, Inc.).
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A can vary materially. On average, over the five years ended December 31, 2018, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices. These same market pressures also impact the fees we negotiate when we win business from new clients.
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
In light of the above, we estimate, using relevant information as of September 30, 2019 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:

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
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense in the three and nine months ended September 30, 2019 compared to the same periods in 2018. NII was $644 million and $1,930 million in the three and nine months ended September 30, 2019, respectively, compared to $672 million and $1,974 million in the same periods in 2018, respectively.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets,

which principally consist of investment securities, interest-bearing deposits with banks, resale agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
Interest income related to debt securities is recognized in our consolidated statement of income using the effective interest method. The rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly. The amortization of premiums and accretion of discounts are adjusted for prepayments when they occur, such that the level rate of return remains constant throughout the contractual life of the security.
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
NII on a FTE basis decreased in both the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher MBS premium amortization, lower long-end U.S. market rates and lower average non-interest bearing deposit balances, partially offset by FICC expansion, higher core loan and investment securities balances and episodic market-related benefits. Investment securities net premium amortization, which is included in interest income, was $116 million and $318 million in the three and nine months ended September 30, 2019, respectively, compared to $96 million and $304 million in the same periods in 2018, respectively. The increase in investment securities net premium amortization in the three months ended September 30, 2019 compared to the same period in 2018 is primarily related to MBS premium amortization.
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 5: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended			Three Months Ended
(Dollars in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Unamortized premiums, net of discounts at period end	$1,506	$1,539	$1,629	$1,575	$1,827	$1,822	$1,991
Net premium amortization	116	113	89	87	96	97	111
Investment securities duration (years)	2.6	2.6	2.8	3.1	3.3	3.2	3.0

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 6: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis in the three and nine months ended September 30, 2019 compared to the same periods in 2018.

TABLE 6: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rate	Average Balance	Interest Revenue/Expense	Average Rate
Interest-bearing deposits with banks	$45,791	$98.85%		$56,513	$94.67%
Securities purchased under resale agreements(2)	3,149	101	12.75	2,932	87	11.77
Trading account assets	880	—	—	1,019	—	—
Investment securities	93,588	504	2.16	85,623	474	2.21
Loans and leases	23,926	195	3.24	22,511	176	3.11
Other interest-earning assets	13,990	107	3.02	14,702	97	2.59
Average total interest-earning assets	$181,324	$1,005	2.20	$183,300	$928	2.01
Interest-bearing deposits:
U.S.	$67,170	$141.83%		$57,558	$74.51%
Non-U.S.(3)	61,355	32.21		67,741	10.06
Total interest-bearing deposits(3)	128,525	173.53		125,299	84.27
Securities sold under repurchase agreements	1,998	7	1.45	1,835	4.79
Federal funds purchased	—	—	—	1	—	—
Other short-term borrowings	1,788	8	1.68	1,248	4	1.38
Long-term debt	11,415	99	3.48	10,375	100	3.84
Other interest-bearing liabilities	3,691	70	7.62	5,306	52	3.88
Average total interest-bearing liabilities	$147,417	$357.96		$144,064	$244.67
Interest rate spread			1.24%			1.34%
Net interest income, fully taxable-equivalent basis		$648			$684
Net interest margin, fully taxable-equivalent basis			1.42%			1.48%
Tax-equivalent adjustment		(4)			(12)
Net interest income, GAAP-basis		$644			$672

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rates	Average Balance	Interest Revenue/Expense	Average Rates
Interest-bearing deposits with banks	$47,562	$326.92%		$54,414	$267.66%
Securities purchased under resale agreements(2)	2,634	289	14.69	2,759	246	11.90
Trading account assets	880	—	—	1,098	—	—
Investment securities	90,617	1,513	2.23	89,080	1,435	2.15
Loans and leases	23,605	591	3.35	23,359	507	2.90
Other interest-earning assets	14,790	330	2.98	16,599	275	2.22
Average total interest-earning assets	$180,088	$3,049	2.26	$187,309	$2,730	1.95
Interest-bearing deposits:
U.S.	$66,077	$423.86%		$52,190	$154.39%
Non-U.S.(3)	60,817	130.29		74,170	82.15
Total interest-bearing deposits(3)(4)	126,894	553.58		126,360	236.25
Securities sold under repurchase agreements	1,754	27	2.06	2,361	11.61
Other short-term borrowings	1,664	18	1.41	1,274	12	1.24
Long-term debt	11,201	312	3.71	10,808	293	3.62
Other interest-bearing liabilities	4,101	195	6.39	5,187	154	3.97
Average total interest-bearing liabilities	$145,614	$1,105	1.01	$145,990	$706.65
Interest rate spread			1.25%			1.30%
Net interest income, fully taxable-equivalent basis		$1,944			$2,024
Net interest margin, fully taxable-equivalent basis			1.44%			1.45%
Tax-equivalent adjustment		(14)			(50)
Net interest income, GAAP basis		$1,930			$1,974

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $117.94 billion and $84.20 billion in the three and nine months ended September 30, 2019, respectively, compared to $35.10 billion and $32.75 billion in the same periods in 2018, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.33% and 0.45% in the three and nine months ended September 30, 2019, respectively, compared to 0.91% and 0.92% in the same periods in 2018, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $37 million and $135 million in the three and nine months ended September 30, 2019, respectively, compared to $6 million and $82 million in the same periods in 2018, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.42% and 0.44% in the three and nine months ended September 30, 2019, respectively, compared to 0.25% and 0.16% in the same periods in 2018, respectively.
(4) Total deposits averaged $157.23 billion and $156.39 billion in the three and nine months ended September 30, 2019, respectively, compared to $159.58 billion and $162.44 billion in the same periods in 2018, respectively.

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average total interest-earning assets were $181.32 billion and $180.09 billion in the three and nine months ended September 30, 2019, respectively, compared to $183.30 billion and $187.31 billion in the same periods in 2018, respectively. The decrease is primarily driven by lower average total client deposits.
Interest-bearing deposits with banks averaged $45.79 billion and $47.56 billion in the three and nine months ended September 30, 2019, respectively, compared to $56.51 billion and $54.41 billion in the same periods in 2018, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances with central banks reflect lower levels of client deposits and an increase in the investment portfolio.
Securities purchased under resale agreements averaged $3.15 billion and $2.63 billion in the three and nine months ended September 30, 2019, respectively, compared to $2.93 billion and $2.76 billion in the same periods in 2018, respectively. While the on-balance sheet amount has remained relatively stable, the impact of balance sheet netting has increased to $117.94 billion and $84.20 billion on average in the three and nine months ended September 30, 2019, respectively, compared to $35.10 billion and $32.75 billion in the same periods in 2018, respectively. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting, in the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to the expansion of our FICC program and new client activity.
We have been a netting and sponsoring member within FICC since 2005. FICC expanded the service in 2017, and since then, we have increased our participation. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Average investment securities increased to $93.59 billion and $90.62 billion in the three and nine months ended September 30, 2019, respectively, from

$85.62 billion and $89.08 billion in the same periods in 2018, respectively, primarily driven by increased investment in MBS.
Loans and leases averaged $23.93 billion and $23.61 billion in the three and nine months ended September 30, 2019, respectively, compared to $22.51 billion and $23.36 billion in the same periods in 2018, respectively.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $13.99 billion and $14.79 billion in the three and nine months ended September 30, 2019, respectively, from $14.70 billion and $16.60 billion in same periods in 2018, respectively, primarily driven by a reduction in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $128.53 billion and $126.89 billion in the three and nine months ended September 30, 2019, respectively, from $125.30 billion and 126.36 billion in the same periods in 2018. Average U.S. interest-bearing deposits increased as a result of a gradual shift from non-interest bearing deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, increased to $1.79 billion and $1.66 billion in the three and nine months ended September 30, 2019, respectively, from $1.25 billion and $1.27 billion in the same periods in 2018, respectively.
Average long-term debt was $11.42 billion and $11.20 billion in the three and nine months ended September 30, 2019, respectively, compared to $10.38 billion and $10.81 billion in the same periods in 2018, respectively. These amounts reflect issuances and maturities of senior debt during the respective periods.
On October 21, 2019, we announced the commencement of a cash tender offer by our principal banking subsidiary, State Street Bank, for any and all of our $800 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2047.  We also announced that we will redeem $50.1 million of our $150 million aggregate principal amount outstanding of floating rate junior subordinated deferrable interest debentures, Series A, due May 15, 2028, at a redemption price equal to the outstanding principal amount of the 2028 debentures to be redeemed, plus accrued and unpaid interest.

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average other interest-bearing liabilities were $3.69 billion and $4.10 billion in the three and nine months ended September 30, 2019, respectively, compared to $5.31 billion and $5.19 billion in the same periods in 2018, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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

Expenses
Table 7: Expenses, provides the breakout of expenses in the three and nine months ended September 30, 2019, compared to the same periods in 2018.

TABLE 7: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2019	2018
Compensation and employee benefits(1)	$1,083	$1,103	(2)%
Information systems and communications	376	332	13%
Transaction processing services	254	248	2%
Occupancy	113	110	3%
Acquisition costs	27	1	nm
Restructuring charges, net	—	(1)	nm
Amortization of other intangible assets(1)	59	47	26%
Other:
Professional services	70	79	(11)%
Regulatory fees and assessments	18	14	29%
Other	180	158	14%
Total other	268	251	7%
Total expenses(1)	$2,180	$2,091	4%
Number of employees at quarter-end	39,407	39,020	1%

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2019	2018
Compensation and employee benefits(2)	$3,396	$3,477	(2)%
Information systems and communications	1,103	968	14%
Transaction processing services	741	759	(2)%
Occupancy	344	354	(3)%
Acquisition costs	50	1	nm
Restructuring charges, net	(2)	(1)	nm
Amortization of other intangible assets(2)	178	145	23
Other:
Professional services	235	247	(5)%
Regulatory fees and assessments	54	73	(26)%
Other	528	506	4%
Total other	817	826	(1)%
Total expenses(2)	$6,627	$6,529	2%

(1) CRD contributed approximately $56 million in total expenses in the three months ended September 30, 2019, including approximately $42 million in compensation and employee benefits, and $14 million in other expense lines. In addition, CRD-related expenses in the three months ended September 30, 2019 include $17 million in amortization of other intangible assets.
(2) CRD contributed approximately $143 million in total expenses in the nine months ended September 30, 2019, including approximately $107 million in compensation and employee benefits, and $36 million in other expense lines. In addition, CRD-related expenses in the nine months ended September 30, 2019, include $49 million in amortization of other intangible assets.
nm Not meaningful

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Compensation and employee benefits expenses decreased 2% in both the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily driven by savings from the process re-engineering and resource discipline savings initiatives under our expense savings program, partially offset by $42 million of CRD compensation and employee benefits expenses in the third quarter of 2019 and annual merit increases.
Total headcount decreased by approximately 2% as of September 30, 2019 compared to December 31, 2018, primarily driven by a reduction in headcount in higher-cost locations.
Information systems and communications expenses increased 13% and 14% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase was primarily related to technology infrastructure investments.
Transaction processing services expenses increased 2% in the three months ended September 30, 2019 compared to the same period in 2018, due to higher brokerage volumes and sub-custodian costs. Transaction processing services expenses decreased 2% in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to lower sub-custodian costs.
Occupancy expenses increased 3% in the three months ended September 30, 2019 compared to the same period in 2018, primarily reflecting the expansion of lower-cost locations and the CRD acquisition. Occupancy expenses decreased 3% in the nine months ended September 30, 2019 compared to the same period in 2018, primarily driven by the absence of prior year repositioning costs and the advancement of our global footprint strategy.
Amortization of other intangible assets increased 26% and 23% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to the CRD acquisition.
Other expenses increased 7% in the three months ended September 30, 2019 compared to the same period in 2018, primarily reflecting higher legal and related expenses. Other expenses decreased 1% in the nine months ended September 30, 2019 compared to the same period in 2018.
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
Acquisition Costs
We recorded approximately $27 million and $50 million of acquisition costs in the three and nine months ended September 30, 2019, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, out of which $81 million has been incurred as of September 30, 2019, since the acquisition.
Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions, with an initial goal to realize $350 million in gross expense savings in 2019. The expense plan is now expected to generate gross savings of $400 million in 2019. In the third quarter of 2019, we achieved approximately $100 million of gross expense savings, including approximately $57 million in resource discipline initiatives and $43 million in process re-engineering and automation benefits. In the nine months ended September 30, 2019, we achieved approximately $275 million of gross expense savings, including approximately $145 million in resource discipline initiatives and $130 million in process re-engineering and automation benefits. Resource discipline initiatives include reducing senior management headcount, rigorous performance management, vendor management and optimization of real estate. Process re-engineering and automation benefits can include high-cost location workforce reductions, reducing manual/bespoke and redundant activities, streamlining operational centers and moving to common platforms/retiring legacy applications. In both the third quarters of 2019 and 2018, we did not record any repositioning charges.

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 8: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	144	28	3	175
Accruals for repositioning charges	61	16	—	77
Payments and other adjustments	(36)	(3)	—	(39)
Accrual balance at June 30, 2018	169	41	3	213
Accruals for Beacon	(1)	—	—	(1)
Payments and other adjustments	(18)	(4)	(1)	(23)
Accrual balance at September 30, 2018	$150	$37	$2	$189
Accrual balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	246	12	1	259
Accruals for Beacon	2	—	—	2
Payments and other adjustments	(51)	(1)	—	(52)
Accrual balance at June 30, 2019	197	11	1	209
Payments and other adjustments	(62)	(2)	—	(64)
Accrual balance at September 30, 2019	$135	$9	$1	$145
Income Tax Expense
Income tax expense was $138 million and $396 million in the three and nine months ended September 30, 2019, respectively, compared to $129 million and $416 million in the same periods in 2018, respectively. Our effective tax rate was 19.2% and 19.1% in the three and nine months ended September 30, 2019, respectively, compared to 14.5% and 16.2% in the same periods in 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2019 included lower deductions related to stock based compensation. The effective tax rate in 2018 included an additional deferred tax benefit of $32 million related to adjustments from the Tax Cuts and Jobs Act provisional estimate recorded in 2017.

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
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 18 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Servicing fees	$1,272	$1,333	(5)%	$3,775	$4,135	(9)%
Foreign exchange trading services(1)(2)	249	255	(2)	735	810	(9)
Securities finance	114	128	(11)	353	423	(17)
Processing fees and other(1)(2)	140	87	61	483	243	99
Total fee revenue(1)(2)	1,775	1,803	(2)	5,346	5,611	(5)
Net interest income	649	680	(5)	1,951	1,991	(2)
Gains (losses) related to investment securities, net	—	(1)	nm	(1)	6	nm
Total revenue(1)(2)	2,424	2,482	(2)	7,296	7,608	(4)
Provision for loan losses	2	5	nm	7	7	—
Total expenses(1)(2)	1,762	1,705	3	5,391	5,279	2
Income before income tax expense	$660	$772	(15)	$1,898	$2,322	(18)
Pre-tax margin	27%	31%		26%	31%

(1) CRD contributed approximately $81 million and $56 million in total revenue and total expenses, respectively, in the three months ended September 30, 2019, including approximately $77 million in processing fees and other revenue and $4 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $42 million in compensation and employee benefits and $14 million in other expense lines. In addition, CRD-related expenses in the three months ended September 30, 2019 include $17 million in amortization of other intangible assets.
(2) CRD contributed approximately $264 million and $143 million in total revenue and total expenses, respectively, in the nine months ended September 30, 2019, including approximately $251 million in processing fees and other revenue and $13 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $107 million in compensation and employee benefits and $36 million in other expense lines. In addition, CRD-related expenses in the nine months ended September 30, 2019 include $49 million in amortization of other intangible assets.
nm Not meaningful
Servicing Fees
Servicing fees decreased 5% and 9% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to challenging industry conditions, including fee pressure. FX rates negatively impacted servicing fees by 2% in both the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and nine months ended September 30, 2019 compared to approximately 48% and 47% in the three and nine months ended September 30, 2018, respectively.

TABLE 10: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
Collective funds	$9,224	$8,999	$9,646
Mutual funds	8,687	7,912	8,717
Insurance and other products	8,171	8,220	8,826
Pension products	6,817	6,489	6,807
Total	$32,899	$31,620	$33,996

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
Equities	$18,243	$18,041	$20,070
Fixed-income	10,413	9,758	10,018
Short-term and other investments	4,243	3,821	3,908
Total	$32,899	$31,620	$33,996

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
Americas	$23,888	$23,203	$25,157
Europe/Middle East/Africa	7,091	6,699	7,094
Asia/Pacific	1,920	1,718	1,745
Total	$32,899	$31,620	$33,996

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Asset servicing mandates newly announced in the third quarter of 2019 totaled approximately $1.03 trillion. Servicing assets remaining to be installed in future periods totaled approximately $1.17 trillion as of September 30, 2019, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
With respect to these new servicing mandates, once installed we may provide various services, including accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, FX, fund administration, hedge fund servicing, middle office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency and wealth management services. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets. The $1.17 trillion of servicing assets remaining to be installed in future periods includes $1.03 trillion of new asset servicing mandates announced for the third quarter of 2019 which primarily reflect additional services for an existing large asset manager client.
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

The transition, which began in 2018 and is near completion, represented approximately $1 trillion in assets with respect to which we no longer derive revenue post-transition.
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 9: Investment Servicing Line of Business Results, decreased 2% and 9% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower market volatility. Foreign exchange trading services is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services.
Table 13: Foreign Exchange Trading Services, presents the composition of our consolidated total foreign exchange trading services revenue split between FX trading and brokerage and other trading services in the three and nine months ended September 30, 2019, compared to the same periods in 2018.

TABLE 13: FOREIGN EXCHANGE TRADING SERVICES
	Three Months Ended September 30,		Nine Months Ended September 30,
(In percentage)	2019	2018	2019	2018
FX Trading	56%	59%	57%	60%
Brokerage and other trading services	44	41	43	40
Total	100%	100%	100%	100%
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

•
Other trading, transition management and brokerage revenue: As our clients look to us to enhance and preserve portfolio values, they may choose to utilize our Transition or Currency Management capabilities or transact with our Equity Trade execution group. These transactions, which are not limited to foreign exchange, generate revenue via commissions charged for trades transacted during the management of these portfolios.

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
Securities finance revenue, as presented in Table 9: Investment Servicing Line of Business Results, decreased 11% and 17% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily driven by the ongoing impact of balance sheet optimization efforts implemented in the second half of 2018.
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
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, increased significantly in the three and nine months ended September 30, 2019, compared to the same periods in 2018, and reflects approximately $77 million from CRD in the third quarter of 2019 and $251 million from CRD in the nine months ended September 30, 2019. Revenue related to the front office solutions

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Revenue for a sale of software to be installed on premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a SaaS related arrangement is recognized over time as services are provided.
Expenses
Total expenses for Investment Servicing increased 3% and 2% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to the impact of the CRD acquisition, technology infrastructure investments and business volumes, partially offset by savings from resource discipline initiatives and process re-engineering benefits through our expense savings program. Total expenses contributed by CRD in the three and nine months ended September 30, 2019 were approximately $56 million and $143 million, respectively. In addition, CRD-related expenses in the three and nine months ended September 30, 2019 include $17 million and $49 million, respectively, in amortization of other intangible assets. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,		% Change
	2019	2018	% Change	2019	2018
Management fees	$445	$474	(6)%	$1,306	$1,411	(7)%
Foreign exchange trading services(1)	35	33	6	102	97	5
Securities finance	2	—	nm	7	—	nm
Processing fees and other	2	8	(75)	18	9	nm
Total fee revenue	484	515	(6)	1,433	1,517	(6)
Net interest income	(5)	(8)	(38)	(21)	(17)	24
Total revenue	479	507	(6)	1,412	1,500	(6)
Total expenses	373	386	(3)	1,156	1,173	(1)
Income before income tax expense	$106	$121	(12)	$256	$327	(22)
Pre-tax margin	22%	24%		18%	22%

(1) Includes revenues from distributing and marketing activities for U.S. mutual funds and ETFs associated with State Street Global Advisors.
nm Not meaningful
Management Fees
Management fees decreased 6% and 7% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher U.S. average equity market levels.

Management fees generated outside the U.S. were approximately 27% of total management fees in both the three and nine months ended September 30, 2019 compared to 26% and 27% in the three and nine months ended September 30, 2018, respectively.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
Equity:
Active	$84	$80	$96
Passive	1,747	1,464	1,693
Total equity	1,831	1,544	1,789
Fixed-income:
Active	92	81	80
Passive	367	341	343
Total fixed-income	459	422	423
Cash(1)	336	287	317
Multi-asset-class solutions:
Active	23	19	20
Passive	134	113	125
Total multi-asset-class solutions	157	132	145
Alternative investments(2):
Active	22	21	22
Passive	148	105	114
Total alternative investments	170	126	136
Total	$2,953	$2,511	$2,810

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
Alternative Investments(2)	$56	$43	$40
Cash	9	9	4
Equity	553	482	566
Fixed-Income	80	66	69
Total Exchange-Traded Funds	$698	$600	$679

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF. We are not the investment manager for the SPDR® Gold Shares ETF and SPDR® Long Dollar Gold Trust ETF, but act as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2019	December 31, 2018	September 30, 2018
North America	$1,999	$1,731	$1,956
Europe/Middle East/Africa	476	421	476
Asia/Pacific	478	359	378
Total	$2,953	$2,511	$2,810

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional flows, net(3)	(45)	12	—	(3)	(2)	(38)
Exchange-traded fund flows, net	(3)	7	6	—	(2)	8
Cash fund flows, net	—	—	(50)	—	—	(50)
Total flows, net	(48)	19	(44)	(3)	(4)	(80)
Market appreciation (depreciation)	(142)	(7)	3	(10)	(10)	(166)
Foreign exchange impact	(11)	(4)	(2)	(2)	(6)	(25)
Total market/foreign exchange impact	(153)	(11)	1	(12)	(16)	(191)
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	42	(13)	2	8	15	54
Exchange-traded fund flows, net	(8)	11	—	—	7	10
Cash fund flows, net	—	—	42	—	—	42
Total flows, net	34	(2)	44	8	22	106
Market appreciation (depreciation)	260	41	6	18	24	349
Foreign exchange impact	(7)	(2)	(1)	(1)	(2)	(13)
Total market/foreign exchange impact	253	39	5	17	22	336
Balance as of September 30, 2019	$1,831	$459	$336	$157	$170	$2,953

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

Total net inflows for the nine months ended September 30, 2019 were $106 billion. We had net inflows of $13 billion in the third quarter of 2019, driven primarily by cash and ETF inflows.
The preceding table does not include approximately $49 billion of new asset management business which was awarded but not installed as of September 30, 2019. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of September 30, 2019 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.
Expenses
Total expenses for Investment Management decreased 3% and 1% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to savings from resource discipline initiatives and process re-engineering benefits through our expense savings program.
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

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Nine Months Ended September 30,
(In millions)	2019	2018
Assets:
Interest-bearing deposits with banks	$47,562	$54,414
Securities purchased under resale agreements	2,634	2,759
Trading account assets	880	1,098
U.S. Treasury and federal agencies:
Direct obligations	14,327	16,543
Mortgage-and asset-backed securities	41,845	30,795
State and political subdivisions	1,887	6,473
Other investments:
Asset-backed securities	9,445	14,394
Collateralized mortgage-backed securities and obligations	923	1,663
Other debt investments and equity securities	22,190	19,212
Total Investment securities	90,617	89,080
Loans and leases	23,605	23,359
Other interest-earning assets	14,790	16,599
Average total interest-earning assets	180,088	187,309
Cash and due from banks	3,401	3,375
Other non-interest-earning assets	37,975	33,386
Average total assets	$221,464	$224,070

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$66,077	$52,190
Non-U.S.	60,817	74,170
Total interest-bearing deposits(2)	126,894	126,360
Securities sold under repurchase agreements	1,754	2,361
Other short-term borrowings	1,664	1,274
Long-term debt	11,201	10,808
Other interest-bearing liabilities	4,101	5,187
Average total interest-bearing liabilities	145,614	145,990
Non-interest-bearing deposits(2)	29,493	36,081
Other non-interest-bearing liabilities	21,353	19,330
Preferred shareholders’ equity	3,690	3,204
Common shareholders’ equity	21,314	19,465
Average total liabilities and shareholders’ equity	$221,464	$224,070

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $156.39 billion in the nine months ended September 30, 2019 compared to $162.44 billion in the same period in 2018.

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2019	December 31, 2018
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,039	$1,039
Mortgage-backed securities	22,379	15,968
Total U.S. Treasury and federal agencies	24,418	17,007
Asset-backed securities:
Student loans(1)	471	541
Credit cards	90	583
Collateralized loan obligations	1,446	593
Total asset-backed securities	2,007	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,917	1,682
Asset-backed securities	1,831	1,574
Government securities	13,189	12,793
Other	6,998	6,602
Total non-U.S. debt securities	23,935	22,651
State and political subdivisions	1,819	1,918
Collateralized mortgage obligations	113	197
Other U.S. debt securities	2,465	1,658
Total	$54,757	$45,148

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$11,781	$14,794
Mortgage-backed securities	21,966	21,647
Total U.S. Treasury and federal agencies	33,747	36,441
Asset-backed securities:
Student loans(1)	3,881	3,191
Credit cards	—	193
Other	—	1
Total asset-backed securities	3,881	3,385
Non-U.S. debt securities:
Mortgage-backed securities	471	638
Asset-backed securities	—	223
Government securities	294	358
Other	—	46
Total non-U.S. debt securities	765	1,265
Collateralized mortgage obligations	726	823
Total	$39,119	$41,914

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
Average duration of our investment securities portfolio was 2.6 years and 3.1 years as of September 30, 2019 and December 31, 2018, respectively. The decrease in securities duration reflects reinvestment into MBS and lower long-end U.S. interest rates.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of both September 30, 2019 and December 31, 2018.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2019	December 31, 2018
AAA(1)	77%	76%
AA	13	14
A	5	5
BBB	5	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of September 30, 2019 and December 31, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2019	December 31, 2018
U.S. Agency Mortgage-backed securities	43%	40%
Foreign sovereign	19	19
U.S. Treasuries	15	18
Asset-backed securities	11	11
Other credit	12	12
	100%	100%

Non-U.S. Debt Securities
Approximately 26% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2019 and December 31, 2018, respectively.

TABLE 23: NON-U.S. DEBT SECURITIES
(In millions)	September 30, 2019	December 31, 2018
Available-for-sale:
Canada	$2,647	$2,185
Australia	2,506	2,847
United Kingdom	2,344	2,580
France	1,950	1,875
Germany	1,708	1,547
European(1)	1,482	1,087
Spain	1,443	1,504
Japan	1,376	1,352
Austria	1,336	1,312
Netherlands	1,335	1,116
Ireland	1,203	1,301
Italy	963	1,010
Belgium	923	952
Finland	739	789
Hong Kong	660	458
Asian(1)	532	338
Sweden	148	186
Brazil	89	—
Norway	50	94
Other(2)	501	118
Total	$23,935	$22,651
Held-to-maturity:
Singapore	$184	$242
Australia	131	158
United Kingdom	130	363
Germany	109	115
Spain	84	92
Netherlands	80	187
Other(3)	47	108
Total	$765	$1,265

(1) Consists entirely of supranational bonds.
(2) Included approximately $379 million and $78 million as of September 30, 2019 and December 31, 2018, respectively, related to supranational bonds.
(3) Included approximately $47 million and $61 million as of September 30, 2019 and December 31, 2018, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both September 30, 2019 and December 31, 2018. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2019 and December 31, 2018, approximately 27% and 31%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of September 30, 2019, our non-U.S. debt securities had an average market-to-book ratio of 101.5%, and an aggregate pre-tax net unrealized gain of $377 million, composed of gross unrealized gains of $389 million and gross unrealized losses of $12 million. These unrealized amounts included:

•	a pre-tax net unrealized gain of $303 million, composed of gross unrealized gains of $308 million and gross unrealized losses of $5 million, associated with non-U.S. AFS debt securities; and

•	a pre-tax net unrealized gain of $74 million, composed of gross unrealized gains of $81 million and gross unrealized losses of $7 million, associated with non-U.S. HTM debt securities.
As of September 30, 2019, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages as well as U.K., German and Spanish consumer ABS. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of sovereign bonds and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.8 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2019, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2019, we also provided approximately $9.3 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2019
State of Issuer:
Texas	$283	$2,378	$2,661	24%
California	116	2,016	2,132	19
New York	272	1,511	1,783	16
Massachusetts	431	729	1,160	10
Tennessee	4	502	506	5
Total	$1,106	$7,136	$8,242

December 31, 2018
State of Issuer:
Texas	$315	$2,467	$2,782	25%
California	108	1,693	1,801	16
New York	231	1,518	1,749	15
Massachusetts	467	978	1,445	13
Total	$1,121	$6,656	$7,777

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.14 billion and $11.35 billion across our businesses as of September 30, 2019 and December 31, 2018, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans and Leases.

Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 82% of the obligors rated “AAA” or “AA” as of September 30, 2019. As of that date, approximately 20% and 79% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	September 30, 2019	December 31, 2018
Domestic(1):
Commercial and financial	$17,682	$19,479
Commercial real estate	1,346	874
Total domestic	19,028	20,353
Foreign(1):
Commercial and financial	7,981	5,436
Total foreign	7,981	5,436
Total loans and leases(2)	$27,009	$25,789

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Includes $6.14 billion and $5.44 billion of overdrafts as of September 30, 2019 and December 31, 2018, respectively.

The decrease in domestic loans in the commercial and financial segment as of September 30, 2019 compared to December 31, 2018 was primarily driven by a decrease in loans to investment funds and senior secured loans. The increase in foreign loans in the same period was primarily driven by an increase in loans to investment funds.
As of September 30, 2019 and December 31, 2018, our investment in senior secured loans, otherwise known as leveraged loans, totaled approximately $4.26 billion and $4.42 billion, respectively. In addition, we had binding unfunded commitments as of September 30, 2019 and December 31, 2018 of $220 million and $238 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 87% and 90% of the loans rated “BB” or “B” as of September 30, 2019 and December 31, 2018, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan and leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both September 30, 2019 and December 31, 2018.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine Months Ended September 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	7	7
Charge-offs(2)	(2)	(1)
Other(3)	(1)	—
Ending balance	$71	$60

(1) The provision for loan and lease losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
(3) Consists primarily of FX translation.
We recorded a provision for loan losses of $7 million in both the nine months ended September 30, 2019 and 2018.
As of September 30, 2019, approximately $61 million of our ALLL was related to senior secured loans included in the commercial and financial segment compared to $51 million as of September 30, 2018. As this portfolio grows and matures, our ALLL related to these loans may increase through additional provisions for credit losses. The remaining $10 million and $9 million as of September 30, 2019 and 2018, respectively, was related to other components of commercial and financial loans.
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

State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 28% of our consolidated total assets as of both September 30, 2019 and December 31, 2018.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2019
Germany	$20,954	$340	$21,294
United Kingdom	14,291	1,373	15,664
Japan	8,946	1,632	10,578
Australia	3,664	662	4,326
Luxembourg	2,440	1,472	3,912
Canada	3,198	503	3,701
Ireland	1,940	1,110	3,050
France	2,634	323	2,957
Switzerland	2,390	301	2,691
December 31, 2018
Germany	$20,157	$489	$20,646
Japan	13,985	1,084	15,069
United Kingdom	12,623	1,176	13,799
Australia	4,217	1,349	5,566
Canada	3,010	1,507	4,517
Ireland	2,019	809	2,828
France	2,495	294	2,789
Luxembourg	2,033	710	2,743

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of both September 30, 2019 and December 31, 2018, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.
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

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through State Street Intermediate Funding, LLC (SSIF), a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2019, the Parent Company and State Street Bank had approximately $1.70 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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

Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported in our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR of 100% under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended September 30, 2019 and December 31, 2018, daily average LCR for the Parent Company was 110% and 108%, respectively. The average HQLA for the Parent Company under the LCR final rule was $94.70 billion and $91.67 billion, post-prescribed haircuts, for the quarters ended September 30, 2019 and December 31, 2018, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $36.06 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended September 30, 2019, compared to $44.17 billion for the quarter ended December 31, 2018. The lower levels of average cash balances with central banks reflect lower levels of client deposits and an increase in the investment portfolio.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. We had approximately $6 billion and $2 billion of outstanding borrowings from FHLB as of September 30, 2019 and December 31, 2018, respectively.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2019 and December 31, 2018, we had no outstanding primary

State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $75.14 billion for the quarter ended September 30, 2019 compared to $65.94 billion for the quarter ended December 31, 2018.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $29.68 billion and $28.95 billion and standby letters of credit totaling $3.31 billion and $2.99 billion as of September 30, 2019 and December 31, 2018, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2019, approximately 74% of our unfunded commitments to extend credit and 15% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
We submitted our updated 2019 165(d) resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC (the Agencies) on June 27, 2019. The submitted 2019 resolution plan is currently under review by the Agencies. Our 2019 resolution strategy is materially consistent with our prior resolution strategy. On April 8, 2019, the Federal Reserve and FDIC jointly issued a proposed rule that would revise the Dodd Frank Act's resolution planning requirements by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street.
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
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow us to continue to meet our obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.

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
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. We filed our most recent IDI plan on June 28, 2018.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2019 and December 31, 2018, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.

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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.33 billion and $1.08 billion as of September 30, 2019 and December 31, 2018, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.06 billion, as of September 30, 2019, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both September 30, 2019 and December 31, 2018, there was no balance outstanding on this line of credit.
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
Information Technology Risk Management
We define information technology risk as the risk associated with the use, ownership, operation, involvement, influence and adoption of information technology. Information technology risk includes risks triggered by technology non-compliance with regulatory obligations, information security and privacy incidents, business disruption, technology internal control and process gaps, technology operational events and adoption of new business technologies.
For additional information about our information technology risk framework, refer to pages 96 to 97 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management" in our 2018 Form 10-K.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, FX rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
Information about the market risk associated with our trading activities is provided below under “Trading Activities.” Information about the market risk associated with our non-trading activities, which consists primarily of interest rate risk, is provided below under “Asset and Liability Management Activities.”

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
As part of our trading activities, we assume positions in the FX and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including FX forward contracts, FX and interest-rate options and interest rate swaps, interest rate forward contracts, and interest rate futures. As of September 30, 2019, the notional amount of these derivative contracts was $2.51 trillion, of which $2.48 trillion was composed of FX forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest rate risk. All FX contracts are valued daily at current market rates.
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
We had no back-testing exceptions in the quarter ended September 30, 2019 and one back-testing exception in both the quarters ended June 30, 2019 and September 30, 2018.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2019, June 30, 2019 and September 30, 2018. A covered position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.
Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2019	As of June 30, 2019	As of September 30, 2018
	September 30, 2019			June 30, 2019			September 30, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$10,404	$24,389	$5,239	$10,812	$19,594	$4,742	$6,008	$11,947	$3,308	$24,389	$10,278	$5,428
Global Treasury	489	1,221	146	1,066	3,988	167	317	896	91	287	1,155	896
Diversification	(455)	(1,249)	(157)	(941)	(3,975)	1,360	(314)	(881)	(136)	(315)	(1,583)	(886)
Total VaR	$10,438	$24,361	$5,228	$10,937	$19,607	$6,269	$6,011	$11,962	$3,263	$24,361	$9,850	$5,438

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2019	As of June 30, 2019	As of September 30, 2018
	September 30, 2019			June 30, 2019			September 30, 2018
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$34,422	$54,867	$17,511	$33,306	$50,947	$15,312	$27,641	$47,571	$14,811	$42,724	$47,670	$25,185
Global Treasury	5,117	10,421	1,519	5,137	10,840	1,187	2,130	4,467	840	3,291	5,813	1,958
Diversification	(5,106)	(11,198)	(1,009)	(5,476)	(11,508)	(834)	(2,619)	(6,345)	(823)	(3,227)	(8,713)	(2,988)
Total VaR	$34,433	$54,090	$18,021	$32,967	$50,279	$15,665	$27,152	$45,693	$14,828	$42,788	$44,770	$24,155

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The three month average of our stressed VaR-based measure was approximately $34 million for the quarter ended September 30, 2019 compared to an average of approximately $33 million for the quarter ended June 30, 2019 and $27 million for the quarter ended September 30, 2018. The average stressed VaR compared to the quarter ended June 30, 2019 was relatively unchanged. The increase in the average stressed VaR compared to the quarter ended September 30, 2018, is primarily attributed to higher interest rate risk positions.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low, both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures. The following tables present the VaR and stressed-VaR associated with our trading activities attributable to FX risk, interest rate risk and volatility risk as of September 30, 2019, June 30, 2019 and September 30, 2018. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

TABLE 30: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2019			As of June 30, 2019			As of September 30, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$9,178	$20,808	$303	$3,506	$9,464	$436	$3,103	$4,939	$233
Global Treasury	14	284	—	39	1,141	—	36	896	—
Diversification	(27)	(396)	—	(64)	(1,612)	—	(33)	(943)	—
Total VaR	$9,165	$20,696	$303	$3,481	$8,993	$436	$3,106	$4,892	$233

TABLE 31: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2019			As of June 30, 2019			As of September 30, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$25,735	$49,042	$372	$7,291	$48,433	$819	$14,544	$29,451	$287
Global Treasury	26	3,425	—	85	5,765	—	109	2,071	—
Diversification	(30)	(5,208)	—	(151)	(6,579)	—	(117)	(3,446)	—
Total VaR	$25,731	$47,259	$372	$7,225	$47,619	$819	$14,536	$28,076	$287

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
Asset and Liability Management Activities
The primary objective of asset and liability management is to provide sustainable NII under varying economic conditions, while protecting the economic value of the assets and liabilities carried on our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NII and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NII is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities.

We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2019 and September 30, 2018. Our September 30, 2019 baseline forecast includes the expectation of three rate cuts by the Federal Reserve over the next 12 months.

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2019		September 30, 2018
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	2.00%	1.66%	2.25%	3.06%
12-month forward rates	1.25	1.61	2.75	2.95
In Table 33, Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	September 30, 2019			September 30, 2018
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$86	$171	$257	$89	$257	$346
–100 bps shock	(227)	58	(169)	(192)	21	(171)
Steeper yield curve:
+100 bps shift in long-end rates	151	6	157	63	20	83
-100 bps shift in short-end rates	(67)	61	(6)	(97)	40	(57)
Flatter yield curve:
+100 bps shift in short-end rates	(52)	165	113	28	240	268
-100 bps shift in long-end rates	(146)	(5)	(151)	(86)	(20)	(106)
As of September 30, 2019, NII sensitivity remains positioned to benefit from rising interest rates. Compared to September 30, 2018, our NII is less sensitive to instantaneous parallel rate increases, while NII sensitivity to lower rates remains relatively stable. For the short-end shocks, the reduction in NII sensitivity was driven by changes to the composition of U.S. deposits and rising deposit pricing betas. For the long-end shocks, the increase in NII sensitivity was driven by higher levels of MBS in the investment portfolio resulting in increased sensitivity to prepayment speeds in different rate scenarios.
Non-U.S. rate sensitivities to the up 100 bps shock as of September 30, 2019 decreased slightly, versus September 30, 2018. The majority of the benefit to higher non-U.S. rates is driven by the short-end of the curve given deposit pricing expectations for currencies such as Euro and Sterling. Compared to September 30, 2018, our non-U.S. rate sensitivity to the up 100 bps instantaneous shock to the short-end rate declined due to lower client deposit balances.

EVE sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. In the following table, we report our EVE sensitivity to 200 bps instantaneous rate shocks, relative to spot interest rates. Management compares the change in EVE sensitivity against our aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements. EVE sensitivity is dependent on the timing of interest and principal cash flows. Also, the measure only evaluates the spot balance sheet and does not include the impact of new business assumptions.

TABLE 34: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of September 30,
(In millions)	2019	2018
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,726)	$(1,827)
–200 bps shock	1,093	1,338
As of September 30, 2019, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to September 30, 2018, the change in the up and down 200 bps instantaneous shocks was primarily driven by lower long-end U.S. rates, partially offset by investment portfolio purchases in fixed-rate securities.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change.

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
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for certain on- and off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.

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

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2019	Basel III Standardized Approach September 30, 2019(2)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(2)	Basel III Advanced Approaches September 30, 2019	Basel III Standardized Approach September 30, 2019(2)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(2)
Common shareholders' equity:
Common stock and related surplus			$10,621	$10,621	$10,565	$10,565	$12,878	$12,878	$12,894	$12,894
Retained earnings			21,612	21,612	20,606	20,606	14,194	14,194	14,261	14,261
Accumulated other comprehensive income (loss)			(1,000)	(1,000)	(1,332)	(1,332)	(761)	(761)	(1,112)	(1,112)
Treasury stock, at cost			(9,729)	(9,729)	(8,715)	(8,715)	—	—	—	—
Total			21,504	21,504	21,124	21,124	26,311	26,311	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,117)	(9,117)	(9,350)	(9,350)	(8,845)	(8,845)	(9,073)	(9,073)
Other adjustments(2)			(158)	(158)	(194)	(194)	—	—	(29)	(29)
Common equity tier 1 capital			12,229	12,229	11,580	11,580	17,466	17,466	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Tier 1 capital			15,919	15,919	15,270	15,270	17,466	17,466	16,941	16,941
Qualifying subordinated long-term debt			607	607	778	778	604	604	776	776
Allowance for loan and lease losses			4	86	14	83	3	86	11	83
Total capital			$16,530	$16,612	$16,062	$16,131	$18,073	$18,156	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$51,726	$107,013	$47,738	$97,303	$49,183	$104,242	$45,565	$94,776
Operational risk(4)			46,913	NA	46,060	NA	44,125	NA	44,494	NA
Market risk			1,688	1,688	1,517	1,517	1,688	1,688	1,517	1,517
Total risk-weighted assets			$100,327	$108,701	$95,315	$98,820	$94,996	$105,930	$91,576	$96,293
Adjusted quarterly average assets			$213,997	$213,997	$211,924	$211,924	$210,625	$210,625	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.2%	11.3%	12.1%	11.7%	18.4%	16.5%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	14.6	16.0	15.5	18.4	16.5	18.5	17.6
Total capital	12.0	11.0	16.5	15.3	16.9	16.3	19.0	17.1	19.4	18.5

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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $0.65 billion as of September 30, 2019 compared to December 31, 2018, primarily driven by net income and accumulated other comprehensive income in the nine months ended September 30, 2019, partially offset by common stock repurchases and capital distributions from common and preferred stock dividends.
Our tier 1 capital increased $0.65 billion as of September 30, 2019 compared to December 31, 2018 under both the advanced approaches and standardized approach due to the changes in our CET1 capital. Total capital increased under the advanced approaches and standardized approach by $0.47 billion and $0.48 billion, respectively, due to the changes in our CET1 and tier 2 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

TABLE 36: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2019	Basel III Standardized Approach September 30, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,580	$11,580	$12,204	$12,204
Net income	1,678	1,678	2,599	2,599
Changes in treasury stock, at cost	(1,014)	(1,014)	314	314
Dividends declared	(703)	(703)	(853)	(853)
Goodwill and other intangible assets, net of associated deferred tax liabilities	233	233	(2,473)	(2,473)
Effect of certain items in accumulated other comprehensive income (loss)	331	331	(360)	(360)
Other adjustments	123	123	149	149
Changes in common equity tier 1 capital	649	649	(624)	(624)
Common equity tier 1 capital balance, end of period	12,229	12,229	11,580	11,580
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,270	15,270	15,382	15,382
Change in common equity tier 1 capital	649	649	(624)	(624)
Net issuance of preferred stock	—	—	494	494
Other adjustments	—	—	18	18
Changes in tier 1 capital	649	649	(112)	(112)
Tier 1 capital balance, end of period	15,919	15,919	15,270	15,270
Tier 2 capital:
Tier 2 capital balance, beginning of period	792	861	985	1,053
Net issuance and changes in long-term debt qualifying as tier 2	(171)	(171)	(202)	(202)
Changes in Allowance for loan and lease losses and other	(10)	3	10	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	(181)	(168)	(193)	(192)
Tier 2 capital balance, end of period	611	693	792	861
Total capital:
Total capital balance, beginning of period	16,062	16,131	16,367	16,435
Changes in tier 1 capital	649	649	(112)	(112)
Changes in tier 2 capital	(181)	(168)	(193)	(192)
Total capital balance, end of period	$16,530	$16,612	$16,062	$16,131

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

TABLE 37: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2019	Basel III Advanced Approaches December 31, 2018	Basel III Standardized Approach September 30, 2019	Basel III Standardized Approach December 31, 2018
Total risk-weighted assets, beginning of period(1)	$95,315	$99,156	$98,820	$102,683
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,491	(940)	2,973	(2,887)
Net increase (decrease) in loans and leases	1,207	(12)	1,995	3,104
Net increase (decrease) in securitization exposures	(167)	(3,666)	(167)	(3,666)
Net increase (decrease) in repo-style transaction exposures	(417)	(19)	2,758	(3,156)
Net increase (decrease) in Over-the-counter derivatives exposures	(180)	(1,170)	522	(46)
Net increase (decrease) in all other(2)(3)	2,054	1,545	1,629	2,605
Net increase (decrease) in credit risk-weighted assets	3,988	(4,262)	9,710	(4,046)
Net increase (decrease) in market risk-weighted assets	171	183	171	183
Net increase (decrease) in operational risk-weighted assets	853	238	N/A	N/A
Total risk-weighted assets, end of period	$100,327	$95,315	$108,701	$98,820

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
As of September 30, 2019, total advanced approaches RWA increased $5.01 billion compared to December 31, 2018, mainly due to increases in both credit and operational risk RWA. The increase in credit risk RWA was primarily due to purchases of MBS and foreign sovereign securities driving higher investment securities RWA, and increases in loans and other RWA. The increase in operational risk RWA was primarily due to the annual recalibration that occurred prior to the end of 2018.
As of September 30, 2019, total standardized approach RWA increased $9.88 billion compared to December 31, 2018, primarily due to higher credit risk RWA. The increase in credit risk RWA was mainly driven by investment securities, repo-style transaction, loans and other RWA in the nine months ended September 30, 2019.
The regulatory capital ratios as of September 30, 2019, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2019, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2019	December 31, 2018
State Street Corporation:
Tier 1 capital	$15,919	$15,270
Average assets	223,273	221,350
Less: adjustments for deductions from tier 1 capital	(9,276)	(9,426)
Adjusted average assets	213,997	211,924
Off-balance sheet exposures	28,031	29,279
Total assets for SLR	$242,028	$241,203
Tier 1 leverage ratio(1)	7.4%	7.2%
Supplementary leverage ratio	6.6	6.3

State Street Bank:
Tier 1 capital	$17,466	$16,941
Average assets	219,470	218,402
Less: adjustments for deductions from tier 1 capital	(8,845)	(8,989)
Adjusted average assets	210,625	209,413
Off-balance sheet exposures	28,059	29,368
Total assets for SLR	$238,684	$238,781
Tier 1 leverage ratio (1)	8.3%	8.1%
Supplementary leverage ratio	7.3	7.1

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
The following table presents external LTD and external TLAC as of September 30, 2019:

TABLE 39: TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2019
(Dollars in millions)	Actual		Requirement(1)
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$25,542	23.5%	$23,371	21.5%
Supplementary leverage exposure	25,542	10.6	22,993	9.5
Long term debt:
Risk-weighted assets	8,878	8.2	8,153	7.5
Supplementary leverage exposure	8,878	3.7	10,891	4.5

(1) We have received a one year extension for compliance with LTD SLR to January 1, 2020; all other requirements of the TLAC final rule are effective January 1, 2019.
We requested and received from the Federal Reserve, a one year extension from January 1, 2019 to January 1, 2020, for compliance with the LTD SLR requirements of the TLAC final rule. In granting the extension request, the Federal Reserve noted that the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018. Under this legislation, the Federal Reserve and the other U.S. federal banking agencies must promulgate rules to exclude certain central bank placements from the calculation of SLR for custodial banks such as us.
Regulatory Developments
In April 2018, the Federal Reserve issued a proposed rule which would replace the current 2.0% supplementary leverage ratio buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge, which is currently 1.5% for us. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In addition, the Federal Reserve issued a separate proposed rule replacing the current 2.5% capital conservation buffer with a firm specific buffer (referred to as the Stress Capital Buffer (SCB)), updated annually and tailored to reflect the results of the most recent Federal Reserve’s CCAR supervisory severely adverse scenario stress test. The proposal also introduces a Stress Leverage Buffer (SLB) applicable to the tier 1 leverage ratio. The final framework is expected to be implemented before the 2020 CCAR cycle. Changes to the final rule, if and when proposed, may be material and the application of the proposed rule involves

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

estimates which cannot reasonably be made at present. Consequently, we have not estimated the impact of the proposed rule.
On October 30, 2018, the Federal Reserve issued a proposal to implement the Standardized Approach for Counterparty Credit Risk (SA-CCR) as a replacement of the Current Exposure Method (CEM) that banks are currently required to apply to determine the Exposure At Default of their derivative exposures under the standardized approach. The SA-CCR expected effective date is July 1, 2020.
In April 2019, the Federal Reserve and the other U.S. federal banking agencies issued a proposed rule that would establish a deduction for central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the firm and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. In the quarter ended September 30, 2019, we estimated $42.79 billion of average balances held on deposit at central banks would be excluded from the SLR denominator under our interpretation of the proposed regulation. The proposed rule, if implemented, would also reduce the TLAC and LTD that State Street is required to hold as calculated under the current requirements.
For additional information about our capital, refer to pages 105 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2019:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
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

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$55			$55

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	—	—	—
Total			$160			$146

(1) Dividends were paid in September 2019.
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the third quarter of 2019 under the 2019 Program.
In June 2018, the Federal Reserve issued a conditional non-objection to our 2018 capital plan; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program), under which we repurchased $300 million of our common stock in each of the first and second quarters of 2019.
The table below presents the activity under our common stock purchase program during the periods indicated:

TABLE 42: SHARES REPURCHASED
	Three Months Ended September 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	9.4	$53.15	$500

	Nine Months Ended September 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	8.8	$67.97	$600
2019 Program	9.4	$53.15	$500

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$189	$0.47	$179

	Nine Months Ended September 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.46	$541	$1.31	$486
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $386.98 billion and $342.34 billion as of September 30, 2019 and December 31, 2018, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $406.20 billion and $357.89 billion as collateral for indemnified securities on loan as of September 30, 2019 and December 31, 2018, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $406.20 billion and $357.89 billion, referenced above, $48.26 billion and $42.61 billion was invested in indemnified repurchase agreements as of September 30, 2019 and December 31, 2018, respectively. We or our agents held $51.72 billion and $45.06 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2019 and December 31, 2018, respectively.
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

CONTROLS AND PROCEDURES
We have established and maintained disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2019, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
We have established and maintained internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Fee revenue:
Servicing fees	$1,272	$1,333	$3,775	$4,135
Management fees	445	474	1,306	1,411
Foreign exchange trading services	284	288	837	907
Securities finance	116	128	360	423
Processing fees and other	142	95	501	252
Total fee revenue	2,259	2,318	6,779	7,128
Net interest income:
Interest income	1,001	916	3,035	2,680
Interest expense	357	244	1,105	706
Net interest income	644	672	1,930	1,974
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	—	—	—	8
Losses from other-than-temporary impairment	—	(1)	(1)	(2)
Gains (losses) related to investment securities, net	—	(1)	(1)	6
Total revenue	2,903	2,989	8,708	9,108
Provision for loan losses	2	5	7	7
Expenses:
Compensation and employee benefits	1,083	1,103	3,396	3,477
Information systems and communications	376	332	1,103	968
Transaction processing services	254	248	741	759
Occupancy	113	110	344	354
Acquisition and restructuring costs	27	—	48	—
Amortization of other intangible assets	59	47	178	145
Other	268	251	817	826
Total expenses	2,180	2,091	6,627	6,529
Income before income tax expense	721	893	2,074	2,572
Income tax expense	138	129	396	416
Net income	$583	$764	$1,678	$2,156
Net income available to common shareholders	$528	$708	$1,517	$2,008
Earnings per common share:
Basic	$1.44	$1.89	$4.07	$5.44
Diluted	1.42	1.87	4.03	5.37
Average common shares outstanding (in thousands):
Basic	366,732	374,963	372,766	369,368
Diluted	370,595	379,383	376,361	374,064
Cash dividends declared per common share	$.52	$.47	$1.46	$1.31

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2019	2018
Net income	$583	$764
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($62) and $3, respectively	(264)	(57)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $53 and ($66), respectively	136	(204)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $3 and ($12), respectively	10	6
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and $1, respectively	1	2
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $3 and ($5), respectively	7	30
Net unrealized gains (losses) on retirement plans, net of related taxes of zero and $2, respectively	(1)	—
Other comprehensive income (loss)	(111)	(223)
Total comprehensive income	$472	$541

	Nine Months Ended September 30,
(In millions)	2019	2018
Net income	$1,678	$2,156
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($55) and ($59), respectively	(248)	(244)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $263 and ($202), respectively	665	(475)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $4 and $10, respectively	13	29
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $4, respectively	2	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $12 and ($15), respectively	32	(27)
Net unrealized gains (losses) on retirement plans, net of related taxes of ($5) and $5, respectively	(9)	14
Other comprehensive income (loss)	455	(702)
Total comprehensive income	$2,133	$1,454

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2019	December 31, 2018
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,598	$3,212
Interest-bearing deposits with banks	62,324	73,040
Securities purchased under resale agreements	3,041	4,679
Trading account assets	839	860
Investment securities available-for-sale	54,757	45,148
Investment securities held-to-maturity (fair value of $39,535 and $41,351)	39,119	41,914
Loans and leases (less allowance for losses of $71 and $67)	26,938	25,722
Premises and equipment (net of accumulated depreciation of $4,235 and $4,152)	2,306	2,214
Accrued interest and fees receivable	3,258	3,203
Goodwill	7,500	7,446
Other intangible assets	2,077	2,369
Other assets	38,849	34,789
Total assets	$244,606	$244,596
Liabilities:
Deposits:
Non-interest-bearing	$33,719	$44,804
Interest-bearing - U.S.	72,260	66,235
Interest-bearing - non-U.S.	64,907	69,321
Total deposits	170,886	180,360
Securities sold under repurchase agreements	1,330	1,082
Other short-term borrowings	7,073	3,092
Accrued expenses and other liabilities	28,653	24,232
Long-term debt	11,455	11,093
Total liabilities	219,397	219,859
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 363,623,285 and 379,946,724 shares outstanding	504	504
Surplus	10,117	10,061
Retained earnings	21,612	20,553
Accumulated other comprehensive income (loss)	(985)	(1,356)
Treasury stock, at cost (140,256,357 and 123,932,918 shares)	(9,729)	(8,715)
Total shareholders’ equity	25,209	24,737
Total liabilities and shareholders' equity	$244,606	$244,596

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares (In thousands)	Amount				Shares (In thousands)	Amount
Balance at December 31, 2017	$3,196	503,880	$504	$9,799	$18,809	$(1,009)	136,230	$(9,029)	$22,270
Net income					659				659
Other comprehensive income						(65)			(65)
Cash dividends declared:
Common stock - $0.42 per share					(154)				(154)
Preferred stock					(55)				(55)
Common stock acquired							3,324	(350)	(350)
Common stock awards exercised				(3)			(1,075)	45	42
Other					3		(7)	—	3
Balance at March 31, 2018	$3,196	503,880	$504	$9,796	$19,262	$(1,074)	138,472	$(9,334)	$22,350
Net income					733				733
Other comprehensive income						(414)			(414)
Cash dividends declared:
Common stock - $0.42 per share					(153)				(153)
Preferred stock					(36)				(36)
Common stock awards exercised				24			(423)	17	41
Other							3	—	—
Balance at June 30, 2018	$3,196	503,880	$504	$9,820	$19,806	$(1,488)	138,052	$(9,317)	$22,521
Net income					764				764
Other comprehensive income						(223)			(223)
Preferred stock issued	494								494
Common stock issued				586			(13,244)	564	1,150
Cash dividends declared:
Common stock - $0.47 per share					(179)				(179)
Preferred stock					(55)				(55)
Common stock awards exercised				12			(433)	19	31
Other							15	(1)	(1)
Balance at September 30, 2018	$3,690	503,880	$504	$10,418	$20,336	$(1,711)	124,390	$(8,735)	$24,502
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					508				508
Other comprehensive income						260			260
Cash dividends declared:
Common stock - $0.47 per share					(177)				(177)
Preferred stock					(55)				(55)
Common stock acquired							4,230	(300)	(300)
Common stock awards exercised				26			(1,002)	45	71
Other				(5)	(2)		(2)	1	(6)
Balance at March 31, 2019	$3,690	503,880	$504	$10,082	$20,911	$(1,180)	127,159	$(8,969)	$25,038
Net income					587				587
Other comprehensive income						306			306
Cash dividends declared:
Common stock - $0.47 per share					(175)				(175)
Preferred stock					(50)				(50)
Common stock acquired							4,598	(300)	(300)
Common stock awards exercised				27			(452)	20	47
Other					1		2	—	1
Balance at June 30, 2019	$3,690	503,880	$504	$10,109	$21,274	$(874)	131,307	$(9,249)	$25,454
Net income					583				583
Other comprehensive income						(111)			(111)
Cash dividends declared:
Common stock - $0.52 per share					(189)				(189)
Preferred stock					(55)				(55)
Common stock acquired							9,407	(500)	(500)
Common stock awards exercised				29			(443)	20	49
Other				(21)	(1)		(15)	—	(22)
Balance at September 30, 2019	$3,690	503,880	$504	$10,117	$21,612	$(985)	140,256	$(9,729)	$25,209

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2019	2018
Operating Activities:
Net income	$1,678	$2,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	15	(91)
Amortization of other intangible assets	178	145
Other non-cash adjustments for depreciation, amortization and accretion, net	796	729
(Gains) losses related to investment securities, net	1	(6)
Change in trading account assets, net	21	92
Change in accrued interest and fees receivable, net	(55)	(97)
Change in collateral deposits, net	216	7,236
Change in unrealized (gains) losses on foreign exchange derivatives, net	254	(2,118)
Change in other assets, net	(279)	47
Change in accrued expenses and other liabilities, net	1,471	873
Other, net	341	95
Net cash provided by operating activities	4,637	9,061
Investing Activities:
Net decrease in interest-bearing deposits with banks	10,716	3,609
Net decrease (increase) in securities purchased under resale agreements	1,638	(954)
Proceeds from sales of available-for-sale securities	5,185	15,712
Proceeds from maturities of available-for-sale securities	15,387	11,156
Purchases of available-for-sale securities	(30,204)	(17,949)
Proceeds from maturities of held-to-maturity securities	7,199	5,003
Purchases of held-to-maturity securities	(5,036)	(4,390)
Net increase in loans and leases	(1,220)	(53)
Business acquisitions, net of cash acquired	(54)	(63)
Purchases of equity investments and other long-term assets	(611)	(243)
Purchases of premises and equipment, net	(569)	(436)
Other, net	466	39
Net cash provided by investing activities	2,897	11,431
Financing Activities:
Net (decrease) increase in time deposits	(11,341)	1,606
Net increase (decrease) in all other deposits	1,868	(18,304)
Net increase (decrease) in other short-term borrowings	4,229	(1,287)
Payments for long-term debt and obligations under capital leases	(47)	(1,032)
Proceeds from issuance of preferred stock, net of issuance costs	—	495
Proceeds from issuance of common stock, net of issuance costs	—	1,150
Repurchases of common stock	(1,100)	(350)
Repurchases of common stock for employee tax withholding	(66)	113
Payments for cash dividends	(691)	(608)
Net cash used in financing activities	(7,148)	(18,217)
Net increase	386	2,275
Cash and due from banks at beginning of period	3,212	2,004
Cash and due from banks at end of period	$3,598	$4,279

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

Relevant standards that were recently issued but not yet adopted as of September 30, 2019:
Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard, and its related amendments, replaces the existing incurred loss impairment guidance and requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available-for-sale securities, and credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application.
January 1, 2020, early adoption permitted
We are continuing to assess the impact of the standard on our consolidated financial statements. We have established a steering committee to provide cross-functional governance over the project plan and key decisions. We continue to enhance key accounting policies and refine the credit loss models, processes and the associated data requirements needed to meet the standard. The majority of our exposures will utilize a probability-of-default and loss-given-default methodology to estimate the credit loss reserve. We expect to complete validation of the credit loss models we have developed in 2019. During the remainder of 2019, we will continue executing our new processes in parallel with the existing processes to ensure that we have an appropriate control environment over the allowance for credit losses upon adoption in 2020. Based on our analysis to date, we expect the recognition of credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses which will be impacted by our portfolio and the macroeconomic factors on the date of adoption, however, we do not expect the impact of adopting this standard to be material to us. We plan to adopt the new guidance on January 1, 2020.

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
		January 1, 2020, early adoption permitted	We are evaluating the impacts of adoption, and will apply this standard prospectively from January 1, 2020.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The standard eliminates, amends and adds disclosure requirements for fair value measurements.	January 1, 2020, early adoption permitted, including partial early adoption. Provisions that eliminate or amend disclosures can be early adopted without early adopting the new disclosure requirements.
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
		January 1, 2020, early adoption permitted	We are currently evaluating the impact of the new standard.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Relevant standards that were adopted in the first nine months of 2019:
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

State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	137	208	—		345
Other	20	440	—		460
Total trading account assets	191	648	—		839
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	2,039	—	—		2,039
Mortgage-backed securities	—	22,379	—		22,379
Total U.S. Treasury and federal agencies	2,039	22,379	—		24,418
Asset-backed securities:
Student loans	—	471	—		471
Credit cards	—	90	—		90
Collateralized loan obligations	—	58	1,388		1,446
Total asset-backed securities	—	619	1,388		2,007
Non-U.S. debt securities:
Mortgage-backed securities	—	1,917	—		1,917
Asset-backed securities	—	1,110	721		1,831
Government securities	—	13,189	—		13,189
Other(2)	—	6,954	44		6,998
Total non-U.S. debt securities	—	23,170	765		23,935
State and political subdivisions	—	1,819	—		1,819
Collateralized mortgage obligations	—	113	—		113
Other U.S. debt securities	—	2,465	—		2,465
Total available-for-sale investment securities	2,039	50,565	2,153		54,757
Other assets:
Derivative instruments:
Foreign exchange contracts	—	13,898	14	$(8,886)	5,026
Interest rate contracts	—	22	—	(8)	14
Total derivative instruments	—	13,920	14	(8,894)	5,040
Other	—	424	—	—	424
Total assets carried at fair value	$2,230	$65,557	$2,167	$(8,894)	$61,060
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	$4	$14,173	$12	$(9,524)	$4,665
Interest rate contracts	2	49	—	(8)	43
Other derivative contracts	—	207	—	—	207
Total derivative instruments	6	14,429	12	(9,532)	4,915
Total liabilities carried at fair value	$10	$14,429	$12	$(9,532)	$4,919

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.79 billion and $1.43 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2019, the fair value of other non-U.S. debt securities included $4.29 billion of supranational bonds, $1.52 billion of corporate bonds and $0.73 billion of covered bonds.

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
(2) As of December 31, 2018, the fair value of other non-U.S. debt securities included $3.20 billion of supranational bonds, $1.33 billion of corporate bonds and $1.30 billion of covered bonds.
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2019 and 2018, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and nine months ended September 30, 2019 and 2018, transfers into level 3 were primarily related to certain ABS and non-U.S. debt securities. During the three and nine months ended September 30, 2019 and 2018, transfers out of level 3 were mainly related to certain ABS, MBS, municipal bonds and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2019
	Fair Value as of June 30, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	123	—	—	—	—	—	—	$(123)	$—
Asset-backed securities:
Collateralized loan obligations	1,222	—	—	33	—	(97)	230	—	1,388
Total asset-backed securities	1,222	—	—	33	—	(97)	230	—	1,388
Non-U.S. debt securities:
Asset-backed securities	721	—	(27)	66	—	—	—	(39)	721
Other	46	—	(2)	—	—	—	—	—	44
Total non-U.S. debt securities	767	—	(29)	66	—	—	—	(39)	765
Total Available-for-sale investment securities	2,112	—	(29)	99	—	(97)	230	(162)	2,153
Other assets:
Derivative instruments:
Foreign exchange contracts	11	(1)	—	5	—	(1)	—	—	14	$—
Total derivative instruments	11	(1)	—	5	—	(1)	—	—	14	—
Total assets carried at fair value	$2,123	$(1)	$(29)	$104	$—	$(98)	$230	$(162)	$2,167	$—

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2019
	Fair Value as of December 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$123	$—	$—	$—	$(123)	$—
Asset-backed securities:
Collateralized loan obligations	593	1	—	620	—	(272)	446	—	1,388
Total asset-backed securities	593	1	—	620	—	(272)	446	—	1,388
Non-U.S. debt securities:
Asset-backed securities	631	—	(28)	157	—	—	—	(39)	721
Other	58	—	(2)	—	—	—	—	(12)	44
Total non-U.S. debt securities	689	—	(30)	157	—	—	—	(51)	765
Collateralized mortgage obligations	2	—	—	—	—	(2)	—	—	—
Total Available-for-sale investment securities	1,284	1	(30)	900	—	(274)	446	(174)	2,153
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(3)	—	14	—	(1)	—	—	14	$—
Total derivative instruments	4	(3)	—	14	—	(1)	—	—	14	—
Total assets carried at fair value	$1,288	$(2)	$(30)	$914	$—	$(275)	$446	$(174)	$2,167	$—

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2018
	Fair Value as of June 30, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$851	$1	$(2)	$—	$(239)	$—	$—	$611
Total asset-backed securities	851	1	(2)	—	(239)	—	—	611
Non-U.S. debt securities:
Asset-backed securities	474	—	(5)	76	—	46	—	591
Other	169	—	(1)	—	—	—	(64)	104
Total non-U.S. debt securities	643	—	(6)	76	—	46	(64)	695
Collateralized mortgage obligations	—	—	—	—	—	8	—	8
Total Available-for-sale investment securities	1,494	1	(8)	76	(239)	54	(64)	1,314
Other assets:
Derivative instruments:
Foreign exchange contracts	7	(2)	—	3	(6)	—	—	2	$(2)
Total derivative instruments	7	(2)	—	3	(6)	—	—	2	(2)
Total assets carried at fair value	$1,501	$(1)	$(8)	$79	$(245)	$54	$(64)	$1,316	$(2)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,358	$3	$(5)	$319	$(636)	$(219)	$—	$(209)	$611
Total asset-backed securities	1,358	3	(5)	319	(636)	(219)	—	(209)	611
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	(14)	455	(310)	(56)	114	—	591
Other	204	—	(6)	—	—	(30)	—	(64)	104
Total non-U.S. debt securities	725	—	(20)	455	(310)	(86)	114	(183)	695
State and political subdivisions	43	—	—	—	(37)	(1)	—	(5)	—
Collateralized mortgage obligations	—	—	—	—	—	—	8	—	8
Total Available-for-sale investment securities	2,126	3	(25)	774	(983)	(306)	122	(397)	1,314
Other assets:
Derivative instruments:
Foreign exchange contracts	1	(3)	—	4	—	—	—	—	2	$(2)
Total derivative instruments	1	(3)	—	4	—	—	—	—	2	(2)
Total assets carried at fair value	$2,127	$—	$(25)	$778	$(983)	$(306)	$122	$(397)	$1,316	$(2)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2019	As of December 31, 2018	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2019	As of December 31, 2018
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$14	$4	Option model	Volatility	9.1%	11.4%
Total	$14	$4
Liabilities:
Derivative instruments, foreign exchange contracts	12	$4	Option model	Volatility	9.2%	11.4%
Total	$12	$4

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

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2019
Financial Assets:
Cash and due from banks	$3,598	$3,598	$3,598	$—	$—
Interest-bearing deposits with banks	62,324	62,324	—	62,324	—
Securities purchased under resale agreements	3,041	3,041	—	3,041	—
Investment securities held-to-maturity	39,119	39,535	11,753	27,681	101
Net loans(1)	26,938	27,133	—	25,546	1,587
Other(2)	8,499	8,499	—	8,499	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,719	$33,719	$—	$33,719	$—
Interest-bearing - U.S.	72,260	72,260	—	72,260	—
Interest-bearing - non-U.S.	64,907	64,907	—	64,907	—
Securities sold under repurchase agreements	1,330	1,330	—	1,330	—
Other short-term borrowings	7,073	7,073	—	7,073	—
Long-term debt	11,455	11,506	—	11,345	161
Other(1)	8,499	8,499	—	8,499	—

(1) Includes $37 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of September 30, 2019.
(2) Represents a portion of underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2018
Financial Assets:
Cash and due from banks	$3,212	$3,212	$3,212	$—	$—
Interest-bearing deposits with banks	73,040	73,040	—	73,040	—
Securities purchased under resale agreements	4,679	4,679	—	4,679	—
Investment securities held-to-maturity	41,914	41,351	14,541	26,688	122
Net loans (excluding leases)(1)	25,722	25,561	—	24,648	913
Other(2)	8,500	8,500	—	8,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$44,804	$44,804	$—	$44,804	$—
Interest-bearing - U.S.	66,235	66,235	—	66,235	—
Interest-bearing - non-U.S.	69,321	69,321	—	69,321	—
Securities sold under repurchase agreements	1,082	1,082	—	1,082	—
Other short-term borrowings	3,092	3,092	—	3,092	—
Long-term debt	11,093	11,048	—	10,865	183
Other(2)	8,500	8,500	—	8,500	—

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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,035	$11	$7	$2,039	$1,035	$4	$—	$1,039
Mortgage-backed securities	22,076	321	18	22,379	16,112	37	181	15,968
Total U.S. Treasury and federal agencies	24,111	332	25	24,418	17,147	41	181	17,007
Asset-backed securities:
Student loans(1)	469	2	—	471	538	4	1	541
Credit cards	90	—	—	90	609	—	26	583
Collateralized loan obligations	1,448	—	2	1,446	594	1	2	593
Total asset-backed securities	2,007	2	2	2,007	1,741	5	29	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,916	3	2	1,917	1,687	—	5	1,682
Asset-backed securities	1,829	3	1	1,831	1,580	—	6	1,574
Government securities	12,996	194	1	13,189	12,816	22	45	12,793
Other(2)	6,891	108	1	6,998	6,600	18	16	6,602
Total non-U.S. debt securities	23,632	308	5	23,935	22,683	40	72	22,651
State and political subdivisions(3)	1,765	56	2	1,819	1,905	20	7	1,918
Collateralized mortgage obligations	112	1	—	113	200	—	3	197
Other U.S. debt securities	2,432	34	1	2,465	1,683	1	26	1,658
Total	$54,059	$733	$35	$54,757	$45,359	$107	$318	$45,148
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,781	$20	$11	$11,790	$14,794	$—	$199	$14,595
Mortgage-backed securities	21,966	324	29	22,261	21,647	24	518	21,153
Total U.S. Treasury and federal agencies	33,747	344	40	34,051	36,441	24	717	35,748
Asset-backed securities:
Student loans(1)	3,881	22	21	3,882	3,191	35	10	3,216
Credit cards	—	—	—	—	193	—	—	193
Other	—	—	—	—	1	—	—	1
Total asset-backed securities	3,881	22	21	3,882	3,385	35	10	3,410
Non-U.S. debt securities:
Mortgage-backed securities	471	80	7	544	638	77	9	706
Asset-backed securities	—	—	—	—	223	—	—	223
Government securities	294	1	—	295	358	1	—	359
Other	—	—	—	—	46	—	—	46
Total non-U.S. debt securities	765	81	7	839	1,265	78	9	1,334
Collateralized mortgage obligations	726	38	1	763	823	38	2	859
Total	$39,119	$485	$69	$39,535	$41,914	$175	$738	$41,351

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2019 and December 31, 2018, the fair value of other non-U.S. debt securities included $4.29 billion and $3.20 billion, respectively, primarily of supranational bonds, $1.52 billion and $1.33 billion, respectively, of corporate bonds and $0.73 billion and $1.30 billion, respectively, of covered bonds.
(3) As of September 30, 2019 and December 31, 2018, the fair value of state and political subdivisions includes securities in trusts of $0.99 billion and $1.05 billion, respectively. Additional information about these trusts is provided in Note 11.
State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $45.68 billion and $38.87 billion as of September 30, 2019 and December 31, 2018, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of September 30, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$622	$7	$—	$—	$622	$7
Mortgage-backed securities	2,465	4	1,727	14	4,192	18
Total U.S. Treasury and federal agencies	3,087	11	1,727	14	4,814	25
Asset-backed securities:
Student loans	65	—	154	—	219	—
Credit cards	90	—	—	—	90	—
Collateralized loan obligations	643	1	276	1	919	2
Total asset-backed securities	798	1	430	1	1,228	2
Non-U.S. debt securities:
Mortgage-backed securities	245	1	288	1	533	2
Asset-backed securities	279	1	217	—	496	1
Government securities	3,075	1	—	—	3,075	1
Other	1,289	1	190	—	1,479	1
Total non-U.S. debt securities	4,888	4	695	1	5,583	5
State and political subdivisions	199	2	—	—	199	2
Collateralized mortgage obligations	—	—	6	—	6	—
Other U.S. debt securities	171	—	56	1	227	1
Total	$9,143	$18	$2,914	$17	$12,057	$35
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$253	$—	$5,645	$11	$5,898	$11
Mortgage-backed securities	3,780	14	1,731	15	5,511	29
Total U.S. Treasury and federal agencies	4,033	14	7,376	26	11,409	40
Asset-backed securities:
Student loans	1,504	10	530	11	2,034	21
Total asset-backed securities	1,504	10	530	11	2,034	21
Non-U.S. debt securities:
Mortgage-backed securities	13	1	145	6	158	7
Total non-U.S. debt securities	13	1	145	6	158	7
Collateralized mortgage obligations	94	—	28	1	122	1
Total	$5,644	$25	$8,079	$44	$13,723	$69

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

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of September 30, 2019. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of September 30, 2019
(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$236	$809	$994	$—	$2,039
Mortgage-backed securities	122	974	3,085	18,198	22,379
Total U.S. Treasury and federal agencies	358	1,783	4,079	18,198	24,418
Asset-backed securities:
Student loans	28	265	119	59	471
Credit cards	—	—	90	—	90
Collateralized loan obligations	30	548	751	117	1,446
Total asset-backed securities	58	813	960	176	2,007
Non-U.S. debt securities:
Mortgage-backed securities	336	569	202	810	1,917
Asset-backed securities	473	718	445	195	1,831
Government securities	5,231	6,609	1,349	—	13,189
Other	647	5,889	441	21	6,998
Total non-U.S. debt securities	6,687	13,785	2,437	1,026	23,935
State and political subdivisions	146	784	490	399	1,819
Collateralized mortgage obligations	—	—	—	113	113
Other U.S. debt securities	576	1,746	143	—	2,465
Total	$7,825	$18,911	$8,109	$19,912	$54,757
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,316	$7,427	$7	$31	$11,781
Mortgage-backed securities	38	214	1,991	19,723	21,966
Total U.S. Treasury and federal agencies	4,354	7,641	1,998	19,754	33,747
Asset-backed securities:
Student loans	47	265	324	3,245	3,881
Total asset-backed securities	47	265	324	3,245	3,881
Non-U.S. debt securities:
Mortgage-backed securities	96	34	4	337	471
Government securities	184	110	—	—	294
Total non-U.S. debt securities	280	144	4	337	765
Collateralized mortgage obligations	—	303	13	410	726
Total	$4,681	$8,353	$2,339	$23,746	$39,119

Interest income related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, adjusted as prepayments occur, resulting in amortization or accretion, accordingly.
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

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2019	2018
Balance, beginning of period	$78	$77
Additions(1):
Other-than-temporary-impairment recognized	1	2
Realized losses on securities sold or matured	(2)	—
Balance, end of period	$77	$79

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
We recorded approximately $1 million and $2 million of OTTI in the nine months ended September 30, 2019 and 2018, respectively, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $104 million related to 487 securities as of September 30, 2019 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans (otherwise known as leveraged loans), loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 48 to 50 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and

Supplementary Data, in the 2018 Annual Financial Statements.
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Domestic(1):
Commercial and financial:
Loans to investment funds	$13,747	$15,050
Senior secured bank loans	3,145	3,490
Loans to municipalities	762	902
Other	28	37
Commercial real estate	1,346	874
Total domestic	19,028	20,353
Foreign(1):
Commercial and financial:
Loans to investment funds	6,868	4,505
Senior secured bank loans	1,113	931
Total foreign	7,981	5,436
Total loans and leases(2)	27,009	25,789
Allowance for loan and lease losses	(71)	(67)
Loans and leases, net of allowance	$26,938	$25,722

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Loans to investment funds Include $6.14 billion and $5.44 billion of overdrafts as of September 30, 2019 and December 31, 2018, respectively.
The commercial and financial segment is composed primarily of floating-rate loans to mutual fund and private equity fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2019 and December 31, 2018, the loans pledged as collateral totaled $7.49 billion and $6.51 billion, respectively.

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

September 30, 2019	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$20,607	$1,346	$21,953
Speculative(2)	5,017	—	5,017
Special mention(3)	25	—	25
Substandard(4)	14	—	14
Total	$25,663	$1,346	$27,009

December 31, 2018	Commercial and Financial	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$19,599	$874	$20,473
Speculative(2)	5,308	—	5,308
Substandard(4)	8	—	8
Total	$24,915	$874	$25,789

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
(3) Special mention loans consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
(4) Substandard loans and leases consist of counterparties with well-defined weaknesses that jeopardize repayment with the possibility we will sustain some loss.
As of September 30, 2019 and December 31, 2018, we had no loans or leases on non-accrual status and no loans or leases 30 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings as of both September 30, 2019 and December 31, 2018.
We review loans for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of September 30, 2019, we had no impaired loans. As of December 31, 2018, we had one impaired loan for $8 million in the commercial and financial segment that was individually evaluated for impairment and did not record any reserve on this loan, which was subsequently paid in full in January 2019.
Allowance for Loan and Lease Losses
The following table presents activity in the ALLL for the periods indicated:

	Three Months Ended September 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$72	$55
Provision for loan and lease losses(1)	2	5
Charge-offs(1)	(2)	—
Other(2)	(1)	—
Ending balance	$71	$60

	Nine Months Ended September 30,
(In millions)	2019	2018
Allowance for loan and lease losses:
Beginning balance	$67	$54
Provision for loan and lease losses(1)	7	7
Charge-offs(1)	(2)	(1)
Other(2)	(1)	—
Ending balance	$71	$60

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
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2017	$5,752	$270	$6,022
Acquisitions(1)	1,512	—	1,512
Foreign currency translation	(84)	(4)	(88)
Ending balance December 31, 2018	7,180	266	7,446
Acquisitions(2)	$122	$—	$122
Foreign currency translation	(66)	(2)	(68)
Ending balance September 30, 2019	7,236	264	7,500

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the nine months ended September 30, 2019, resulting in an increase in the goodwill of $113 million and a decrease of $93 million in intangibles assets.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2017	$1,432	$181	$1,613
Acquisitions(1)	1,007	—	1,007
Amortization	(196)	(30)	(226)
Foreign currency translation	(25)	—	(25)
Ending balance December 31, 2018	2,218	151	2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(156)	(22)	(178)
Foreign currency translation	(21)	—	(21)
Ending balance September 30, 2019	$1,948	$129	$2,077

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the nine months ended September 30, 2019, resulting in a decrease in the fair value of intangible assets of $93 million, with a corresponding increase to goodwill.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2019			December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$3,077	$(1,659)	$1,418	$3,262	$(1,605)	$1,657
Technology	402	(77)	325	389	(49)	340
Core deposits	667	(370)	297	676	(350)	326
Other	98	(61)	37	103	(57)	46
Total	$4,244	$(2,167)	$2,077	$4,430	$(2,061)	$2,369

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Securities borrowed(1)	$22,669	$19,575
Derivative instruments, net	5,040	5,189
Bank-owned life insurance	3,388	3,323
Investments in joint ventures and other unconsolidated entities(2)	3,064	2,882
Accounts receivable	889	308
Right-of-use assets(3)	834	—
Collateral, net	707	1,354
Prepaid expenses	430	493
Receivable for securities settlement	429	531
Income taxes receivable	119	129
Deferred tax assets, net of valuation allowance(4)	95	113
Deposits with clearing organizations	58	58
Other	1,127	834
Total	$38,849	$34,789

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
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our derivative financial instruments, including derivatives not designated as hedging instruments, refer to page 55 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets or liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of September 30, 2019, the maximum maturity date of the underlying loans is approximately 3 years.

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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$6,539	$2,348
Foreign exchange contracts:
Forward, swap and spot	2,480,037	2,238,819
Options purchased	1,219	578
Options written	618	576
Futures	1,546	49
Other:
Stable value contracts(1)	27,023	26,634
Deferred value awards(2)	450	434
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	12,758	10,596
Foreign exchange contracts:
Forward and swap	3,285	3,412

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

	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(In millions)	Derivative Assets(1)		Derivative Liabilities(2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13,883	$16,369	$14,111	$16,434
Other derivative contracts	—	—	207	214
Total	$13,883	$16,369	$14,318	$16,648

Derivatives designated as hedging instruments:
Foreign exchange contracts	$29	$17	$78	$88
Interest rate contracts	22	13	51	71
Total	$51	$30	$129	$159

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$160	$170	$476	$549
Foreign exchange contracts	Interest Expense	(37)	(3)	(135)	(18)
Interest rate contracts	Foreign exchange trading services revenue	(1)	(2)	(2)	(6)
Interest rate contracts	Processing fees and other revenue	—	(1)	—	(1)
Other derivative contracts	Foreign exchange trading services revenue	—	3	—	3
Other derivative contracts	Compensation and employee benefits	(46)	(34)	(166)	(140)
Total		$76	$133	$173	$387

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,274	$254	$1,199	$(11)
Available-for-sale securities	985	56	—	—
Total	$9,259	$310	$1,199	$(11)

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,270	$(137)	$1,197	$(20)
Available-for-sale securities	1,496	72	50	1
Total	$9,766	$(65)	$1,247	$(19)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Does not include the carrying amount of hedged items when only foreign currency risk is the designated hedged risk. The carrying amount excluded for investment securities was zero and $458 million for September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the total notional amount of the interest rate swaps of fair value hedges was $8.76 billion and $9.30 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three Months Ended September 30,				Three Months Ended September 30,
		2019	2018			2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$—	$(14)	Investment securities	Processing fees and other revenue	$—	$14
Foreign exchange contracts	Processing fees and other revenue	—	33	Foreign exchange deposit	Processing fees and other revenue	—	(33)
Interest rate contracts	Net interest income	1	9	Available-for-sale securities(1)	Net interest income	(2)	(8)
Interest rate contracts	Net interest income	75	(40)	Long-term debt	Net interest income	(72)	39
Total		$76	$(12)			$(74)	$12

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2019	2018			2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$—	$(57)	Investment securities	Processing fees and other revenue	$—	$57
Foreign exchange contracts	Processing fees and other revenue	—	(320)	Foreign exchange deposit	Processing fees and other revenue	—	320
Interest rate contracts	Net interest income	(10)	40	Available-for-sale securities(2)	Net interest income	9	(38)
Interest rate contracts	Net interest income	366	(254)	Long-term debt	Net interest income	(357)	239
Total		$356	$(591)			$(348)	$578

(1) In the three months ended September 30, 2019, $10 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $6 million of net unrealized gains in the same period in 2018.
(2) In the nine months ended September 30, 2019, $13 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $29 million of net unrealized gains in the same period in 2018.

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$2	$(7)	Net interest income	$(3)	$(1)
Foreign exchange contracts	12	38	Net interest income	7	6
Total derivatives designated as cash flow hedges	$14	$31		$4	$5

Derivatives designated as net investment hedges:
Foreign exchange contracts	$57	$19	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	57	19		—	—

Total	$71	$50		$4	$5

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$33	$(35)	Net interest income	$(7)	$—
Foreign exchange contracts	24	14	Net interest income	21	20
Total derivatives designated as cash flow hedges	$57	$(21)		$14	$20

Derivatives designated as net investment hedges:
Foreign exchange contracts	$75	$54	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	75	54		—	—

Total	$132	$33		$14	$20
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of September 30, 2019 totaled approximately $2.53 billion, against which we provided $1.67 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2019, the maximum additional collateral we would be required to post to our counterparties is approximately $0.86 billion.

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 59 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
As of September 30, 2019 and December 31, 2018, the value of securities received as collateral from third parties where we are permitted to transfer or re-

pledge the securities totaled $11.40 billion and $11.69 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $7.22 billion and $5.31 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$13,912	$(8,093)	$5,819	$—	$5,819
Interest rate contracts(6)	22	(8)	14	—	14
Cash collateral and securities netting	NA	(793)	(793)	(477)	(1,270)
Total derivatives	13,934	(8,894)	5,040	(477)	4,563
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	155,464	(129,754)	25,710	(24,595)	1,115
Total derivatives and other financial instruments	$169,398	$(138,648)	$30,750	$(25,072)	$5,678

Assets:	December 31, 2018
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,386	$(10,223)	$6,163	$—	$6,163
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(987)	(987)	(220)	(1,207)
Total derivatives	16,399	(11,210)	5,189	(220)	4,969
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	116,143	(91,889)	24,254	(22,872)	1,382
Total derivatives and other financial instruments	$132,542	$(103,099)	$29,443	$(23,092)	$6,351

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
(7) Included in the $25.71 billion as of September 30, 2019 were $3.04 billion of resale agreements and $22.67 billion of collateral provided related to securities borrowing. Included in the $24.25 billion as of December 31, 2018 were $4.68 billion of resale agreements and $19.58 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,189	$(8,093)	$6,096	$—	$6,096
Interest rate contracts(6)	51	(8)	43	—	43
Other derivative contracts	207	—	207	—	207
Cash collateral and securities netting	NA	(1,432)	(1,432)	(796)	(2,228)
Total derivatives	14,447	(9,533)	4,914	(796)	4,118
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	145,522	(129,754)	15,768	(14,453)	1,315
Total derivatives and other financial instruments	$159,969	$(139,287)	$20,682	$(15,249)	$5,433

Liabilities:	December 31, 2018
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,522	$(10,223)	$6,299	$—	$6,299
Interest rate contracts(6)	71	—	71	—	71
Other derivative contracts	214	—	214	—	214
Cash collateral and securities netting	NA	(1,341)	(1,341)	(215)	(1,556)
Total derivatives	16,807	(11,564)	5,243	(215)	5,028
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	104,494	(91,889)	12,605	(11,543)	1,062
Total derivatives and other financial instruments	$121,301	$(103,453)	$17,848	$(11,758)	$6,090

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
(7) Included in the $15.77 billion as of September 30, 2019 were $1.33 billion of repurchase agreements and $14.44 billion of collateral received related to securities lending transactions. Included in the $12.60 billion as of December 31, 2018 were $1.08 billion of repurchase agreements and $11.52 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of September 30, 2019			As of December 31, 2018
(In millions)	Overnight and Continuous	Up to 30 Days	Total	Overnight and Continuous	Up to 30 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$126,017	$—	$126,017	$88,904	$—	$88,904
Total	126,017	—	126,017	88,904	—	88,904
Securities lending transactions:
US Treasury and agency securities	22	—	22	249	—	249
Corporate debt securities	430	—	430	278	—	278
Equity securities	10,463	91	10,554	6,426	137	6,563
Other(1)	8,499	—	8,499	8,500	—	8,500
Total	19,414	91	19,505	15,453	137	15,590
Gross amount of recognized liabilities for repurchase agreements and securities lending	$145,431	$91	$145,522	$104,357	$137	$104,494

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Commitments:
Unfunded credit facilities(1)	$29,681	$28,951
Guarantees(2):
Indemnified securities financing	$386,978	$342,337
Standby letters of credit	3,307	2,985

(1) As of September 30, 2019, approximately 74% of our unfunded commitments to extend credit expire within one year.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Fair value of indemnified securities financing	$386,978	$342,337
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	406,202	357,893
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	48,263	42,610
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	51,717	45,064

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2019 and December 31, 2018, we had approximately $22.67 billion and $19.58 billion, respectively, of collateral provided and approximately $14.44 billion and $11.52 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.

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
As of September 30, 2019, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $7 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2019, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $300 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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

The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by State Street’s direct reimbursements of its customers. It is possible that discussions will commence in 2019 with the DOJ regarding a potential resolution of their investigation regarding this matter, which will then enable us to better assess the potential penalties and/or other sanctions they will be seeking. There can be no assurance that any settlement, whether with the DOJ or the Department of Labor, will be reached or, if so, the amount of the settlement or its impact on other claims relating to these matters. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices could be significant multiples of the settlement, including recognized reimbursed amounts, that we have reached with the SEC.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $101 million as of September 30, 2019 decreased from $108 million as of December 31, 2018.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of September 30, 2019 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our variable interest entities (VIEs), refer to pages 66 to 67 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in the 2018 Annual Financial Statements.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short term borrowings. As of September 30, 2019 and December 31, 2018, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.99 billion and $1.05 billion, respectively, and other short term borrowings of $0.86 billion and $0.93 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 3.1 years and 3.6 years as of September 30, 2019 and December 31, 2018, respectively.

Interests in Investment Funds
As of September 30, 2019, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $20 million and $4 million, respectively. As of September 30, 2019, our maximum total exposure associated with the consolidated sponsored investment funds totaled $15 million and represented the value of our economic ownership interest in the funds. As of December 31, 2018, we did not have any consolidated investment funds.
We managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $35 million as of September 30, 2019 and $70 million as of December 31, 2018, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2019:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$55			$55

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	—	—	—
Total			$160			$146

(1) Dividends were paid in September 2019.

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the third quarter of 2019 under the 2019 Program.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in each of the first and second quarters of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program during the periods indicated:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	—	$—	$—	8.8	$67.97	$600
2019 Program	9.4	$53.15	$500	9.4	$53.15	$500

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$189	$0.47	$179

	Nine Months Ended September 30,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.46	$541	$1.31	$486

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2019	December 31, 2018
Net unrealized (losses) on cash flow hedges	$(63)	$(89)
Net unrealized gains (losses) on available-for-sale securities portfolio	509	(193)
Net unrealized gains related to reclassified available-for-sale securities	56	58
Net unrealized gains (losses) on available-for-sale securities	565	(135)
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(41)	(40)
Net unrealized gains on hedges of net investments in non-U.S. subsidiaries	91	16
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	(2)
Net unrealized (losses) on retirement plans	(180)	(143)
Foreign currency translation	(1,356)	(963)
Total	$(985)	$(1,356)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2019
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	22	678	78	3	—	(326)	455
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	10	—	—	(1)	(9)	—	—
Other comprehensive income (loss)	26	699	75	1	(37)	(393)	371
Balance as of September 30, 2019	$(63)	$524	$91	$(1)	$(180)	$(1,356)	$(985)

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2018
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(42)	(452)	54	4	—	(298)	(734)
Amounts reclassified into (out of) earnings	15	6	—	(3)	14	—	32
Other comprehensive income (loss)	(27)	(446)	54	1	14	(298)	(702)
Balance as of September 30, 2018	$(83)	$(343)	$(11)	$(5)	$(156)	$(1,113)	$(1,711)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings(1)		Affected Line Item in Consolidated Statement of Income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and zero, respectively	—	(1)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain or (loss) reclassified from accumulated other comprehensive income into Income, net of related taxes of $1 and $2	3	$4	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($1) and $1, respectively	(1)	1	Compensation and employee benefits expenses
Total reclassifications out of Accumulated other comprehensive loss	$2	$4

(1) We had no net realized gains or losses from sales of AFS securities that were reclassified into (out of) earnings in both the three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of zero and ($2), respectively	$—	$6	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and $1, respectively	(1)	(3)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $4 and $6	10	15	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($5) and $5, respectively	(9)	14	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$—	$32

Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 70 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in the 2018 Annual Financial Statements.
As of September 30, 2019, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of September 30, 2019, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2019 that have changed the capital categorization of State Street Bank.

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

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2019	Basel III Standardized Approach September 30, 2019(2)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(2)	Basel III Advanced Approaches September 30, 2019	Basel III Standardized Approach September 30, 2019(2)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(2)
Common shareholders' equity:
Common stock and related surplus			$10,621	$10,621	$10,565	$10,565	$12,878	$12,878	$12,894	$12,894
Retained earnings			21,612	21,612	20,606	20,606	14,194	14,194	14,261	14,261
Accumulated other comprehensive income (loss)			(1,000)	(1,000)	(1,332)	(1,332)	(761)	(761)	(1,112)	(1,112)
Treasury stock, at cost			(9,729)	(9,729)	(8,715)	(8,715)	—	—	—	—
Total			21,504	21,504	21,124	21,124	26,311	26,311	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,117)	(9,117)	(9,350)	(9,350)	(8,845)	(8,845)	(9,073)	(9,073)
Other adjustments(2)			(158)	(158)	(194)	(194)	—	—	(29)	(29)
Common equity tier 1 capital			12,229	12,229	11,580	11,580	17,466	17,466	16,941	16,941
Preferred stock			3,690	3,690	3,690	3,690	—	—	—	—
Tier 1 capital			15,919	15,919	15,270	15,270	17,466	17,466	16,941	16,941
Qualifying subordinated long-term debt			607	607	778	778	604	604	776	776
Allowance for loan and lease losses and other			4	86	14	83	3	86	11	83
Total capital			$16,530	$16,612	$16,062	$16,131	$18,073	$18,156	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$51,726	$107,013	$47,738	$97,303	$49,183	$104,242	$45,565	$94,776
Operational risk(4)			46,913	NA	46,060	NA	44,125	NA	44,494	NA
Market risk			1,688	1,688	1,517	1,517	1,688	1,688	1,517	1,517
Total risk-weighted assets			$100,327	$108,701	$95,315	$98,820	$94,996	$105,930	$91,576	$96,293
Adjusted quarterly average assets			$213,997	$213,997	$211,924	$211,924	$210,625	$210,625	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)
Common equity tier 1 capital	8.5%	7.5%	12.2%	11.3%	12.1%	11.7%	18.4%	16.5%	18.5%	17.6%
Tier 1 capital	10.0	9.0	15.9	14.6	16.0	15.5	18.4	16.5	18.5	17.6
Total capital	12.0	11.0	16.5	15.3	16.9	16.3	19.0	17.1	19.4	18.5

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
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2019.
(6) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest income:
Interest-bearing deposits with banks	$98	$94	$326	$267
Investment securities:
U.S. Treasury and federal agencies	363	300	1,092	835
State and political subdivisions	12	29	37	125
Other investments	126	136	374	434
Securities purchased under resale agreements	101	87	289	246
Loans and leases	194	173	587	498
Other interest-earning assets	107	97	330	275
Total interest income	1,001	916	3,035	2,680
Interest expense:
Interest-bearing deposits	173	84	553	236
Securities sold under repurchase agreements	7	4	27	11
Other short-term borrowings	8	4	18	12
Long-term debt	99	100	312	293
Other interest-bearing liabilities	70	52	195	154
Total interest expense	357	244	1,105	706
Net interest income	$644	$672	$1,930	$1,974

Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Professional services	$70	$79	$235	$247
Sales advertising public relations	29	29	83	84
Regulatory fees and assessments	18	14	54	73
Bank operations	9	14	30	53
Insurance	7	7	21	22
Other	135	108	394	347
Total other expenses	$268	$251	$817	$826

Acquisition Costs
We recorded $27 million and $50 million of acquisition costs in the three and nine months ended September 30, 2019, respectively, primarily related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.

Restructuring and Repositioning Charges
Repositioning Charges
In 2018, we initiated a new expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions. In both the three months ended September 30, 2019 and 2018, we did not record any repositioning charges.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual balance at December 31, 2017	$166	$32	$3	$201
Payments and other adjustments	(22)	(4)	—	(26)
Accrual balance at March 31, 2018	$144	$28	$3	$175
Accruals for repositioning charges	61	16	—	77
Payments and other adjustments	(36)	(3)	—	(39)
Accrual balance at June 30, 2018	$169	$41	$3	$213
Accruals for Beacon	(1)	—	—	(1)
Payments and other adjustments	(18)	(4)	(1)	(23)
Accrual balance at September 30, 2018	$150	$37	$2	$189
Accrual balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and other adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Accruals for Beacon	2	—	—	2
Payments and other adjustments	(51)	(1)	—	(52)
Accrual balance at June 30, 2019	$197	$11	$1	$209
Payments and other adjustments	(62)	(2)	—	(64)
Accrual balance at September 30, 2019	$135	$9	$1	$145

Note 16. Occupancy Expense and Information Systems and Communications Expense
Upon adoption of Topic 842 on January 1, 2019, we recognized right-of-use assets of approximately $0.91 billion and lease liabilities of approximately $1.06 billion.
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization was $214 million and $625 million in the three and nine months ended September 30, 2019, respectively.
State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of September 30, 2019, an aggregate net book value of $84 million for the finance lease related to our One Lincoln Street Boston headquarters is recorded in premises and equipment, with the related lease liability of $144 million recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. As of September 30, 2019, accumulated amortization of the finance lease right-of-use asset was $51 million. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In the three and nine months ended September 30, 2019, interest expense related to the finance lease obligation reflected in NII was $3 million and $9 million, respectively.
As of September 30, 2019, an aggregate net book value of $834 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $977 million recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of September 30, 2019, we have additional operating leases, primarily for office space, that have not yet commenced of approximately $508 million of undiscounted future minimum lease payments. These leases will commence between fiscal year 2019 and fiscal year 2023 with lease terms of 11 to 15 years. The majority of these future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for the three and nine months ended September 30, 2019:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease:
Amortization of right-of-use assets	$5	$16
Interest on lease liabilities	3	9
Total finance lease expense	8	25
Sublease income	(2)	(7)
Net finance lease expense	6	18
Operating lease:
Operating lease expense	43	132
Sublease income	(1)	(4)
Net operating lease expense	42	128
Net lease expense	$48	$146

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$8
Operating cash flows from operating leases	43	142
Financing cash flows from finance leases	8	47
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$21	$54
Finance leases	—	—

The following table presents future minimum lease payments under non-cancellable leases as of September 30, 2019:

(In millions)	Operating Leases	Finance Leases	Total
2019 (excluding the first nine months ended 2019)	$48	$10	$58
2020	182	42	224
2021	175	42	217
2022	153	42	195
2023	133	30	163
Thereafter	393	—	393
Total future minimum lease payments	1,084	166	1,250
Less imputed interest	(107)	(22)	(129)
Total	$977	$144	$1,121

The following table presents details related to remaining lease terms and discount rate as of September 30, 2019

September 30, 2019
Weighted-average remaining lease term (in years):
Finance leases	4
Operating leases	7
Weighted-average discount rate:
Finance leases	7%
Operating leases	3

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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income	$583	$764	$1,678	$2,156
Less:
Preferred stock dividends	(55)	(55)	(160)	(146)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)	(1)	(2)
Net income available to common shareholders	$528	$708	$1,517	$2,008
Average common shares outstanding (In thousands):
Basic average common shares	366,732	374,963	372,766	369,368
Effect of dilutive securities: equity-based awards	3,863	4,420	3,595	4,696
Diluted average common shares	370,595	379,383	376,361	374,064
Anti-dilutive securities(2)	3,037	1,360	2,559	871
Earnings per common share:
Basic	$1.44	$1.89	$4.07	$5.44
Diluted(3)	1.42	1.87	4.03	5.37

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Servicing fees	$1,272	$1,333	$—	$—	$—	$—	$1,272	$1,333
Management fees	—	—	445	474	—	—	445	474
Foreign exchange trading services	249	255	35	33	—	—	284	288
Securities finance	114	128	2	—	—	—	116	128
Processing fees and other	140	87	2	8	—	—	142	95
Total fee revenue	1,775	1,803	484	515	—	—	2,259	2,318
Net interest income	649	680	(5)	(8)	—	—	644	672
Gains (losses) related to investment securities, net	—	(1)	—	—	—	—	—	(1)
Total revenue	2,424	2,482	479	507	—	—	2,903	2,989
Provision for loan losses	2	5	—	—	—	—	2	5
Total expenses	1,762	1,705	373	386	45	—	2,180	2,091
Income before income tax expense	$660	$772	$106	$121	$(45)	$—	$721	$893
Pre-tax margin	27%	31%	22%	24%			25%	30%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Servicing fees	$3,775	$4,135	$—	$—	$—	$—	$3,775	$4,135
Management fees	—	—	1,306	1,411	—	—	1,306	1,411
Foreign exchange trading services	735	810	102	97	—	—	837	907
Securities finance	353	423	7	—	—	—	360	423
Processing fees and other	483	243	18	9	—	—	501	252
Total fee revenue	5,346	5,611	1,433	1,517	—	—	6,779	7,128
Net interest income	1,951	1,991	(21)	(17)	—	—	1,930	1,974
Gains (losses) related to investment securities, net	(1)	6	—	—	—	—	(1)	6
Total revenue	7,296	7,608	1,412	1,500	—	—	8,708	9,108
Provision for loan losses	7	7	—	—	—	—	7	7
Total expenses	5,391	5,279	1,156	1,173	80	77	6,627	6,529
Income before income tax expense	$1,898	$2,322	$256	$327	$(80)	$(77)	$2,074	$2,572
Pre-tax margin	26%	31%	18%	22%			24%	28%

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

	Three Months Ended September 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$1,272	$—	$1,272	$—	$—	$—	$1,272
Management fees	—	—	—	445	—	445	445
Foreign exchange trading services	90	159	249	35	—	35	284
Securities finance	64	50	114	—	2	2	116
Processing fees and other	97	43	140	—	2	2	142
Total fee revenue	1,523	252	1,775	480	4	484	2,259
Net interest income	—	649	649	—	(5)	(5)	644
Gains (losses) related to investment securities, net	—	—	—	—	—	—	—
Total revenue	$1,523	$901	$2,424	$480	$(1)	$479	$2,903

	Three Months Ended September 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$1,333	$—	$1,333	$—	$—	$—	$1,333
Management fees	—	—	—	474	—	474	474
Foreign exchange trading services	89	166	255	33	—	33	288
Securities finance	73	55	128	—	—	—	128
Processing fees and other	27	60	87	—	8	8	95
Total fee revenue	1,522	281	1,803	507	8	515	2,318
Net interest income	—	680	680	—	(8)	(8)	672
Gains (losses) related to investment securities, net	—	(1)	(1)	—	—	—	(1)
Total revenue	$1,522	$960	$2,482	$507	$—	$507	$2,989

	Nine Months Ended September 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$3,775	$—	$3,775	$—	$—	$—	$3,775
Management fees	—	—	—	1,306	—	1,306	1,306
Foreign exchange trading services	258	477	735	102	—	102	837
Securities finance	209	144	353	—	7	7	360
Processing fees and other	317	166	483	—	18	18	501
Total fee revenue	4,559	787	5,346	1,408	25	1,433	6,779
Net interest income	—	1,951	1,951	—	(21)	(21)	1,930
Gains (losses) related to investment securities, net	—	(1)	(1)	—	—	—	(1)
Total revenue	$4,559	$2,737	$7,296	$1,408	$4	$1,412	$8,708

	Nine Months Ended September 30, 2018
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$4,135	$—	$4,135	$—	$—	$—	$4,135
Management fees	—	—	—	1,411	—	1,411	1,411
Foreign exchange trading services	275	535	810	97	—	97	907
Securities finance	240	183	423	—	—	—	423
Processing fees and other	69	174	243	—	9	9	252
Total fee revenue	4,719	892	5,611	1,508	9	1,517	7,128
Net interest income	—	1,991	1,991	—	(17)	(17)	1,974
Gains (losses) related to investment securities, net	—	6	6	—	—	—	6
Total revenue	$4,719	$2,889	$7,608	$1,508	$(8)	$1,500	$9,108

State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract balances and contract costs
As of both September 30, 2019 and December 31, 2018, net receivables of $2.75 billion are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,254	$1,649	$2,903	$1,286	$1,703	$2,989
Income before income tax expense	344	377	721	405	488	893

	Nine Months Ended September 30,
	2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,733	$4,975	$8,708	$3,928	$5,180	$9,108
Income before income tax expense	911	1,163	2,074	1,031	1,541	2,572

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $81.62 billion and $83.14 billion as of September 30, 2019 and 2018, respectively.
Note 21.    Subsequent Events
On October 21, 2019, we announced the commencement of a cash tender offer by our principal banking subsidiary, State Street Bank, for any and all of our $800 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2047.  We also announced that we will redeem $50.1 million of our $150 million aggregate principal amount outstanding of floating rate junior subordinated deferrable interest debentures, Series A, due May 15, 2028, at a redemption price equal to the outstanding principal amount of the 2028 debentures to be redeemed, plus accrued and unpaid interest.

State Street Corporation | 90

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2019, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and nine-month periods ended September 30, 2019 and 2018, changes in cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
October 25, 2019

State Street Corporation | 91

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA	High-quality liquid assets
ALLL	Allowance for loans and leases losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	LCR	Liquidity coverage ratio
ASU	Accounting Standards Update	LIHTC	Low income housing tax credits
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
bps	Basis points	NII	Net interest income
CCAR	Comprehensive Capital Analysis and Review	NIM	Net interest margin
CET1	Common equity tier 1	OCI	Other comprehensive income (loss)
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
DOJ	Department of Justice	PCAOB	Public Company Accounting Oversight Board
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ETF	Exchange-traded fund	SEC	Securities and Exchange Commission
EVE	Economic value of equity	SLR	Supplementary leverage ratio
FDIC	Federal Deposit Insurance Corporation	SPDR	Spider; Standard and Poor's depository receipt
FHLB	Federal Home Loan Bank of Boston	SPOE Strategy	Single Point of Entry Strategy
FICC	Fixed Income Clearing Corporation	TLAC	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	UOM	Unit of measure
FX	Foreign exchange	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles

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

Assets under custody and/or administration: Assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one AUC/A service (including back and middle office services) for a client’s assets, the value of the asset is only counted once in the total amount of AUC/A.

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
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. We repurchased $500 million of shares in the third quarter of 2019 under the 2019 Program.
The following table presents purchases of our common stock under the 2019 Program and related information for each of the months in the quarter ended September 30, 2019.

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In millions)
Period:
July 1 - July 31, 2019 (1)	6,708	$53.15	6,708	$1,500(2)
August 1 - August 31, 2019 (1)	2,699	53.15	2,699	1,500
September 1 - September 30, 2019	—	—	—	1,500
Total	9,407	$53.15	9,407	$1,500

(1) In the third quarter of 2019, we entered into an accelerated share repurchase agreement (ASR Agreement) with a third-party broker. Pursuant to the ASR Agreement and under the Board approved 2019 Program, we paid $500 million in July 2019 and received an initial delivery of approximately 6.7 million shares and upon final settlement of the agreement we received approximately 2.7 million additional shares. The Average Price Paid Per Share was calculated based on the volume weighted price of our common stock over the term of the agreement, less a negotiated discount.
(2) This amount takes into account the total number of shares repurchased pursuant to the ASR Agreement.

State Street Corporation | 94

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2019 and 2018, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2019 and 2018, (iii) consolidated statement of condition as of September 30, 2019 and December 31, 2018, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2019 and 2018, (v) consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018, and (vi) notes to consolidated financial statements.

State Street Corporation | 95

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 25, 2019	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 25, 2019	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 96