Form 10-K
period 2019-12-31
STATE STREET CORP
filed 2020-02-20
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts				04-2456637
(State or other jurisdiction of incorporation)				(I.R.S. Employer Identification No.)
One Lincoln Street
Boston,	Massachusetts			02111
(Address of principal executive offices)				(Zip Code)
(617)		786-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class			Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share			STT	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of			STT.PRC.CL	New York Stock Exchange
Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of			STT.PRD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of			STT.PRG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($56.06) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $20.81 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2020 was 354,342,408.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 29, 2020 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2019

State Street Corporation | 2

State Street Corporation | 3

PART I
ITEM 1. BUSINESS
GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $34.36 trillion of AUC/A and $3.12 trillion of AUM as of December 31, 2019.
As of December 31, 2019, we had consolidated total assets of $245.61 billion, consolidated total deposits of $181.87 billion, consolidated total shareholders' equity of $24.43 billion and over 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
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
We have Corporate Governance Guidelines, as well as written charters for the Examining and Audit Committee, the Executive Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee, the Risk Committee and the Technology and Operations Committee of our Board of Directors, or Board, and a Code of Ethics for senior financial officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on the "Investor Relations" section of our website under "Corporate Governance."
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the liquidity coverage ratio, summary results of State Street-run stress tests which we conduct under the Dodd-Frank Act and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are available on the “Investor Relations” section of our website under "Filings and Reports."
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
Our Investment Servicing products and services include: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange,

State Street Corporation | 4

brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is Charles River Systems, Inc. (CRD), which we acquired on October 1, 2018. As a result of our acquisition of CRD, we are extending our core capabilities by creating our State Street AlphaSM platform (State Street Alpha) that combines our core back and middle office services with front office solutions across all asset classes for portfolio management, trading and compliance. Products and services related to CRD include: portfolio modeling and construction, trade order management, investment risk and compliance and wealth management solutions.
We provide some or all of the Investment Servicing integrated products and services to clients in the U.S. and in many other markets, including, among others, Australia, Cayman Islands, France, Germany, Ireland, Italy, Japan, Luxembourg and the U.K. As of December 31, 2019, we serviced AUC/A of approximately $25.02 trillion in the Americas, approximately $7.33 trillion in Europe and the Middle East and approximately $2.02 trillion in the Asia-Pacific region.
Investment Management
Our Investment Management line of business, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees. As of December 31, 2019, State Street Global Advisors had AUM of approximately $3.12 trillion.
Additional information about our lines of business is provided under “Line of Business Information” included in our Management's Discussion and Analysis, and in Note 24 to the consolidated financial statements in this Form 10-K. Additional information about our non-U.S. activities is included in Note 26 to the consolidated financial statements in this Form 10-K.
COMPETITION
We operate in a highly competitive environment in all areas of our business globally. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, investment analytics businesses, business service and software companies and information services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
We believe that many key factors drive competition in the markets for our business. Technological expertise, economies of scale, required levels of capital, pricing, quality and scope of services, and sales and marketing are critical to our Investment Servicing line of business. For our Investment Management line of business, key competitive factors include expertise, experience, availability of related service offerings, quality of service, price, efficiency of our products and services, and performance.
Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to integrate existing and future products and services effectively into our State Street Alpha, to continue to expand our relationships with existing clients, and to attract new clients.
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

State Street Corporation | 5

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
In response to the financial crisis, as well as other factors, such as technological and market changes, both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The U.S. President issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was enacted. The EGRRCPA’s revisions to the U.S. financial regulatory framework have altered certain laws and regulations applicable to us and other major financial services firms. Irrespective of any regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
In addition, increased regulatory requirements have been and are being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” in our Management's Discussion and Analysis in this Form 10-K for a discussion of Basel III), the Alternative Investment Fund Managers Directive, the Bank Recovery and Resolution Directive, the European Market Infrastructure Regulation (EMIR), the Undertakings for Collective Investment in Transferable Securities (UCITS) directives, the Markets in Financial Instruments Directive II (MiFID II), the Markets in Financial Instruments Regulation (MiFIR) and the E.U. General Data Protection Regulation (GDPR).
Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Some aspects of our public disclosure, corporate governance principles and internal control systems are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Act and regulations and rules of the SEC and the New York Stock Exchange.
Regulatory Capital Adequacy and Liquidity Standards
Basel III Rule
The Parent Company and State Street Bank, as advanced approaches banking organizations, are subject to the Basel III framework in the U.S. Provisions

State Street Corporation | 6

of the Basel III rule that became fully implemented as of January 1, 2019. Since January 2013, we have been subject to the market risk capital rule jointly issued by U.S. banking regulators to implement the changes to the market risk capital framework in the U.S.
The Basel III rule provides for two frameworks for the calculation of RWA for purposes of bank regulatory compliance: the “standardized” approach and the “advanced” approaches, which are applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized risk weights for certain on- and off-balance sheet exposures in the calculation of RWA. The advanced approaches consist of the Advanced Internal Ratings-Based Approach (AIRB) used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach (AMA) used for the calculation of RWA related to operational risk.
Among other things, the Basel III rule requires:

•	a minimum CET1 risk-based capital ratio of 4.5% and a minimum SLR of 3% for advanced approaches banking organizations;

•	a minimum tier 1 risk-based capital ratio of 6%;

•	a minimum total capital ratio of 8%;

•
the capital conservation and countercyclical capital buffers, referenced below, as well as a G-SIB surcharge included under "Capital" in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-K;

•	the previously described standardized approach to replace the calculation of credit RWA under Basel I; and

•	the advanced approaches for the calculation of credit RWA.
Under the Basel III rule, our total regulatory capital is composed of three tiers: CET1 capital, tier 1 capital (which includes CET1 capital), and tier 2 capital. The total of tier 1 and tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus; retained earnings; the cumulative effect of foreign currency translation; and net unrealized gains (losses) on debt and equity securities classified as AFS; reduced by treasury stock. Goodwill and other intangible assets, net of related deferred tax liabilities, are deducted from the core CET1 capital elements. Tier 1 capital is composed of CET1 capital plus additional tier 1 capital instruments which, for us, includes five series of preferred equity outstanding as of December 31, 2019. Tier 2 capital includes certain eligible subordinated long-term debt instruments. The Basel III phase-in and phase-out schedules for calculating regulatory capital that apply to State Street have concluded and our capital measures are considered fully phased-in. Minimum capital ratio, buffer, and G-SIB surcharge requirements became fully phased-in as of January 1, 2019.
Certain other items, if applicable, must be deducted from tier 1 and tier 2 capital. These items primarily include deductible investments in unconsolidated banking, financial and insurance entities where we hold more than 50% of the entities' capital and the amount of expected credit losses that exceeds recorded allowances for loan and other credit losses. Expected credit losses are calculated for wholesale credit exposures by formula in conformity with the Basel III rule.
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
Method 2 at December 31, 2019 is the binding methodology for us, and our applicable surcharge for 2019 was calculated to be 1.5% based on a calculation date of December 31, 2017. Based on a calculation date of December 31, 2018, our G-SIB capital surcharge for 2020 will be reduced to 1.0%. Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2020, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.0% in 2020, are 8.0% for CET1 capital, 9.5% for tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.
Since January 1, 2018, the U.S. banking regulators have required (i) the eight U.S. G-SIBs, including us, to maintain a minimum SLR of 5% in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives and (ii) the insured depository institution subsidiaries of such G-SIBs (in our case, State Street Bank) to maintain a minimum SLR of 6% to be considered well-capitalized. On April 11, 2018, the Federal Reserve proposed modifications to the SLR that would replace the current 2% SLR buffer applicable to us with a SLR buffer equal to 50% of our applicable G-SIB capital surcharge. Currently we are subject to a 2% leverage buffer under the Basel III rule, subject to the Federal Reserve’s proposed changes to the SLR. If we fail to maintain the 2% leverage buffer, we will be subject to restrictions regarding capital distributions and discretionary executive bonus payments, which will be increasingly stringent based upon the extent of the shortfall.

State Street Corporation | 7

In addition to the SLR, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures.
Furthermore, EGRRCPA directed the U.S. banking regulators to amend their regulations to exclude certain central bank balances from the measure of total leverage exposure, the SLR denominator, for custody banks (including the Parent Company and State Street Bank). Specifically, central bank balances would be excluded to the extent of the value of client deposits at the custody bank that are linked to fiduciary, custody or safekeeping accounts. In November 2019, the Federal Reserve and the other U.S. federal banking agencies adopted a final rule that establishes a deduction for central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule becomes effective on April 1, 2020. In the quarter ended December 31, 2019, we estimated $48.87 billion of average balances held on deposit at central banks will be excluded from the SLR denominator under our interpretation of the rule, which would impact the SLR by approximately 150 bps. The TLAC and LTD that State Street is required to hold as calculated under the current requirements will also be reduced as a consequence of the rule.
Under the Basel III rule, a banking organization would be able to make capital distributions (subject to other regulatory constraints, such as regulatory review of its capital plans) and discretionary bonus payments without specified limitations, as long as it maintains the required capital conservation buffer of 2.5% plus the applicable G-SIB surcharge (plus any potentially applicable countercyclical capital buffer) over the minimum required risk-based capital ratios and well capitalized leverage based requirements. Banking regulators would establish the minimum countercyclical capital buffer, which was initially set by banking regulators at zero, up to a maximum of 2.5% of total RWAs under certain economic conditions. The Federal Reserve has proposed changes to its stress testing and capital planning rules that would replace the capital conservation buffer with a Stress Capital Buffer. For additional information about the proposal, refer to “Capital Planning, Stress Tests and Dividends” in this "Supervision and Regulation" section.
On November 19, 2019, the U.S. federal banking regulators issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a new methodology for calculating the exposure amount for derivative contracts under the

U.S. regulatory capital rules. Under the final rule, which contains some modifications from the related proposal issued by the U.S. federal banking regulators on October 30, 2018, we will have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We will be required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. In addition, the final rule provides a simplified formula we will be required to use to determine the RWA amount of our central counterparty default fund contributions. The final rule also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR. The effective date of this final rule implementing the SA-CCR is April 1, 2020, with a mandatory compliance date for advanced approaches organizations, like us, of January 1, 2022.
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

State Street Corporation | 8

For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to "Capital" in “Financial Condition" in our Management's Discussion and Analysis, and Note 16 to the consolidated financial statements in this Form 10-K.
Total Loss-Absorbing Capacity
In 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us. The requirements are intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. The TLAC rule imposes: (1) external TLAC requirements (i.e., combined eligible tier 1 regulatory capital and LTD); (2) separate external LTD requirements; and (3) clean holding company requirements that impose restrictions on certain types of liabilities and limit non-TLAC related third party liabilities to 5% of external TLAC.
Among other things, the TLAC rule required us to comply with minimum requirements for external TLAC and external LTD as of January 1, 2019. Specifically, as of January 1, 2019, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0%) and 9.5% of total leverage exposure (7.5% minimum plus the eSLR buffer of 2.0%), as defined by the SLR rule; and (2) qualifying external LTD equal to the greater of 7.5% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR rule. With our 2020 G-SIB surcharge of 1.0%, our LTD RWA requirement will decrease from 7.5% to 7.0% as of January 1, 2020.
We requested and received from the Federal Reserve, an extension from January 1, 2019 to April 1, 2020, for compliance with the LTD SLR requirements of the rule to align with the implementation of EGRRCPA discussed above.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III rule introduced two quantitative liquidity standards: the LCR and the NSFR.
We are subject to the rule issued by the U.S. banking regulators implementing the Basel Committee on Banking Supervision's (BCBS) LCR in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.

The LCR measures an institution’s HQLA against its net cash outflows under a prescribed stress environment. We report LCR to the Federal Reserve daily and are required to calculate and maintain an LCR that is equal to or greater than 100%. In addition, we publicly disclose certain qualitative and quantitative information about our LCR consistent with the requirements of the Federal Reserve's December 2016 final rule.
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
The BCBS has also issued final guidance with respect to the NSFR. In 2016, the Office of the Comptroller of the Currency (OCC), Federal Reserve and FDIC issued a proposal to implement the NSFR in the U.S. that is largely consistent with the BCBS guidance. The proposal would require banking organizations to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual CCAR framework. CCAR is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. Under the Federal Reserve’s capital plan rule, we must conduct periodic stress testing of our business operations and submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve.

State Street Corporation | 9

The capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any capital qualifying instruments, any capital distributions, such as payments of dividends on, or repurchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III rule, and serve as a source of strength to our U.S. depository institution subsidiaries under supervisory stress scenarios. The capital plan requirements mandate that we receive no objection to our plan from the Federal Reserve before making a capital distribution. These requirements could require us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as repurchases of our stock, and may require resubmission of the capital plan to the Federal Reserve for its non-objection if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
In addition to its capital planning requirements, the Federal Reserve has the authority to prohibit or to limit the payment of dividends by the banking organizations it supervises, including the Parent Company and State Street Bank, if, in the Federal Reserve’s opinion, the payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect our ability to pay dividends and repurchase our stock or require us to provide capital assistance to State Street Bank and any other banking subsidiary. Our common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by our Board of Directors at the relevant times.
In June 2019, we received the results of the Federal Reserve's review of our 2019 capital plan in connection with its 2019 annual CCAR process. The Federal Reserve did not object to our capital plan as part of the 2019 CCAR process. In connection with the capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased a total of $1.0 billion of our common stock in the third and fourth quarters of 2019 under the 2019 Program.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock from July 1, 2018 through June 30, 2019 (the 2018 Program). We repurchased a total of $600 million of our common stock in the first and second quarters of 2019 under the 2018 Program.
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
The Federal Reserve, under the Dodd-Frank Act, requires us to conduct semi-annual State Street-run stress tests and to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In November 2019, we provided summary results of our 2019 mid-cycle State Street-run stress tests on the “Investor Relations” section of our corporate website. We are also required to undergo an annual supervisory stress test conducted by the Federal Reserve. The EGRRCPA modifies certain aspects of these stress-testing requirements, reducing the number of scenarios in the Federal Reserve’s supervisory stress test from three to two and modifying our obligation to perform company-run stress-tests from semi-annually to annually. The Federal Reserve adopted a final rule in October 2019 that, among other things, implemented this modification.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank published a summary of its stress test results on June 21, 2019.
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

State Street Corporation | 10

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
If the proposal is adopted, limitations on capital distributions and discretionary bonus payments to executive officers would be determined by the most stringent limitation, if any, as determined under the standardized approach or the tier 1 leverage ratio, inclusive of the proposed stress buffer requirements, or the advanced approaches or SLR or TLAC requirements, inclusive of applicable buffers.
The proposed stress buffer requirements are not yet effective. However, we expect the Federal Reserve may finalize certain elements of the proposed requirements and re-propose other elements, which re-proposals will again be subject to public comment.
The Volcker Rule
We are subject to the Volcker Rule and implementing regulations. The Volcker Rule prohibits banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the Volcker Rule regulations, subject to exemptions for market-making related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker Rule also requires banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the Volcker Rule regulations).
The Volcker Rule regulations require banking entities to establish extensive programs designed to promote compliance with the restrictions of the Volcker Rule. We have established a compliance program which we believe complies with the Volcker Rule regulations as currently in effect. Such compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which State Street Global Advisors acts as an advisor and certain types of trustee relationships. Consequently, Volcker Rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
In October 2019, the Federal Reserve and the other federal financial regulatory agencies responsible for the Volcker Rule regulations adopted an interagency final rule that revised certain elements of those regulations. The changes focus on proprietary trading, including the metrics reporting requirements and certain requirements imposed in connection with permitted market making, underwriting and risk-mitigating hedging activities, including market-making in and underwriting of covered funds. These revisions became effective on January 1, 2020, with compliance required by January 1, 2021. We do not expect the revisions to have a material impact on us. We understand the agencies responsible for the Volcker Rule regulations intend to issue a separate proposal recommending changes focused on the covered funds provisions which generally prohibit any banking entity from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with, a hedge fund or private equity fund.
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

State Street Corporation | 11

regulation, and, assisted by the Office of Financial Research within the U.S. Department of the Treasury can gather data and reports from financial institutions, including us.
Under the Federal Reserve's enhanced prudential standards regulation under the Dodd-Frank Act, as amended by the EGRRCPA, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when implemented, the NSFR. The regulations also establish requirements and responsibilities for our risk committee and mandate risk management standards.
On June 14, 2018, the Federal Reserve finalized rules that established SCCL for large banking organizations. U.S. G-SIBs, including us, are subject to a limit of 15% of tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs and non-bank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. The final SCCL rules became effective for us on January 1, 2020.
The Federal Reserve has established a rule that imposes contractual requirements on certain “qualified financial contracts” to which U.S. G-SIBs, including us, and their subsidiaries are parties. Under the rule, certain qualified financial contracts generally must expressly provide that transfer restrictions and default rights against a U.S. G-SIB, or subsidiary of a U.S. G-SIB, are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, certain qualified financial contracts may not, among other things, permit the exercise of any cross-default right against a U.S. G-SIB or subsidiary of a U.S. G-SIB based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections. There is a phased-in compliance schedule based on counterparty type, and the first compliance date was January 1, 2019.
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
Recovery and Resolution Planning
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
We submitted our updated 2019 165(d) resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC (the Agencies) before July 1, 2019, and our resolution strategy is materially consistent with our prior resolution strategy. The submitted 2019 resolution plan was reviewed by the Agencies, which did not identify any deficiencies in the plan, but did identify one shortcoming related to the implementation of governance mechanisms. The Agencies have requested we submit our remediation project plan to address this feedback by March 31, 2020. Our next resolution plan is due July 1, 2021.
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
Under the support agreement, the Parent Company pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in

State Street Corporation | 12

marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and will continue to contribute such assets, to the extent available, on an ongoing basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement, including in evaluating any of our entities from a creditor's perspective or determining whether to enter into a contractual relationship with any of our entities.
A “Recapitalization Event” is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The thresholds are set at levels intended to provide for the availability of sufficient capital and liquidity to enable an orderly resolution without extraordinary government support. The SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place. An expected effect of the SPOE Strategy and applicable TLAC regulatory requirements is that our losses will be imposed on the Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of our losses are imposed on the holders of the debt securities of the Parent Company's operating subsidiaries or any of their depositors or creditors, or before U.S. taxpayers are put at risk.
There can be no assurance that credit rating agencies will not downgrade, place on negative watch or change their outlook on our debt credit ratings in response to our resolution plan or the support agreement, either generally or with respect to specific debt securities. Any such downgrade, placement on negative watch or change in outlook could adversely affect our cost of borrowing, limit our access to the capital markets or result in restrictive covenants in future debt agreements and could also adversely impact the trading prices, or the liquidity, of our outstanding debt securities.
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an insured depository institution (IDI) plan. In April 2019, the FDIC issued an advance notice of proposed rulemaking in which it invited comment on potential revisions to its IDI plan requirements. Until the FDIC’s revisions to its IDI plan

State Street Corporation | 13

requirements are finalized, no IDI plans will be required to be filed.
Additionally, we are required to submit a recovery plan for State Street to the Federal Reserve. This plan includes detailed governance triggers and contingency actions that can be implemented in a timely manner in the event of extreme financial distress in those entities.
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as us, and certain covered subsidiaries, can be subjected to the orderly liquidation authority. For the FDIC to be appointed as our receiver, two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board must recommend appointment, and the U.S. Treasury Secretary, in consultation with the U.S. President, must then make certain extraordinary financial distress and systemic risk determinations. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
The orderly liquidation authority went into effect in 2010, and rulemaking is proceeding incrementally, with some regulations now finalized and others planned but not yet proposed. If we were subject to the orderly liquidation authority, the FDIC would be appointed as the receiver of State Street Bank, which would give the FDIC considerable powers to resolve us, including: (1) the power to remove officers and directors responsible for our failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
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
Derivatives
Title VII of the Dodd-Frank Act imposed a comprehensive regulatory structure on the OTC derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-

keeping. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have largely implemented key provisions of Title VII, although certain final regulations have only been in place a short period of time and others have not been finalized. Through this rulemaking process, these regulators collectively have adopted or proposed, among other things, regulations relating to reporting and record-keeping obligations, margin and capital requirements, the scope of registration and the central clearing and exchange trading requirements for certain OTC derivatives. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The CFTC, along with other regulators, including the Federal Reserve, have also issued rules with respect to margin requirements for uncleared derivatives transactions.
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

State Street Corporation | 14

We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, are limited in the aggregate for all affiliates to 20% of State Street Bank's capital and surplus, and in some cases are also subject to strict collateral requirements. Derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions pursuant to the Dodd-Frank Act. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker Rule generally prohibits similar transactions between the Parent Company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the Volcker Rule regulations.
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
Our subsidiaries, State Street Global Advisors FM and State Street Global Advisors Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. State Street Global Advisors FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. State Street Global Advisors Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. State Street Global Advisors Ltd. is also authorized and regulated by the United Kingdom Financial Conduct Authority (U.K. FCA) and is an investment firm under the Markets in Financial Instruments Directive. Our subsidiary, State Street Global Advisors Asia Limited, a Hong Kong incorporated company, is registered as an investment adviser with the SEC and additionally is licensed by the Securities and Futures Commission of Hong Kong to perform a variety of activities, including asset management. State Street Global Advisors Asia Limited also holds permits as a qualified foreign institutional Investor (QFII) and a renminbi qualified foreign institutional investor (RQFII), approved by the Securities Regulatory Commission in the People’s Republic of China, and in Korea is registered with the Financial Services Commission as a cross-border investment advisory company and a cross-border discretionary investment management company. In addition, a major portion of our investment management activities are conducted by State Street Global Advisors Trust Company, which is a subsidiary of State Street Bank and a Massachusetts chartered trust company subject to the supervision of the Massachusetts Commissioner of Banks and the Federal Reserve with respect to these activities.
Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to Employee Retirement Income Security Act (ERISA), and is regulated by the U.S. DOL.
We have three subsidiaries that operate as a U.S. broker/dealer and are registered as such with the SEC, are subject to regulation by the SEC (including the SEC's net capital rule) and are members of the Financial Industry Regulatory Authority, a self-regulatory organization. State Street Global Advisors Funds Distributors, LLC operates as a limited purpose broker/dealer that provides distributing and related marketing activities for U.S. mutual funds and ETFs associated with State Street Global Advisors. State Street Global Advisors Funds Distributors, LLC also may privately offer certain State Street Global Advisors advised funds. State Street Global Markets, LLC is a U.S. broker/dealer that provides agency execution services. We also acquired Charles River Brokerage, LLC, a U.S. broker/dealer, as part of our acquisition of CRD. In addition, we have a subsidiary, SwapEX, LLC, registered with the CFTC in the U.S. as a swap execution facility.

State Street Corporation | 15

Our businesses, including our investment management and securities businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, among others, the U.K. FCA and the United Kingdom Prudential Regulation Authority regulate our activities in the U.K.; the Central Bank of Ireland regulates our activities in Ireland; the German Federal Financial Supervisory Authority regulates our activities in Germany; the Commission de Surveillance du Secteur Financier regulates our activities in Luxembourg; our German banking group is also subject to direct supervision by the European Central Bank under the ECB Single Supervisory Mechanism; the Securities and Futures Commission regulates our asset management activities in Hong Kong; the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission regulate our activities in Australia; and the Financial Services Agency and the Bank of Japan regulate our activities in Japan. We have established policies, procedures and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity, costs and risks related to regulation.
The majority of our non-U.S. asset servicing operations are conducted pursuant to the Federal Reserve's Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments in their Edge Act corporations (and similar state law corporations) that exceed 20% of their capital and surplus, as defined in the relevant banking regulations, and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.
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
In 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by Office of Foreign Assets Control (OFAC). As part of this agreement, we have been required to, among other things, implement improvements to our compliance programs. If we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Deposit Insurance
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The FDIC’s Deposit Insurance Fund (DIF) is funded by assessments on FDIC-insured depository institutions. The FDIC assesses DIF premiums based on an insured depository institution's average consolidated total assets, less the average tangible equity of the insured depository institution during the assessment period. For larger institutions, such as State Street Bank, assessments are determined based on regulatory ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base.
The FDIC is required to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks" that satisfy specified institutional eligibility criteria. The FDIC has concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks.

State Street Corporation | 16

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
Cyber Risk Management
In October 2016, the Federal Reserve, FDIC and OCC issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and our banking subsidiaries. The proposed standards would expand existing cyber-security regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. Although the FDIC and OCC in 2019 each withdrew the advance notice of proposed rulemaking, the Federal Reserve has not withdrawn the advance notice and may still propose such a rule.
Further discussion of cyber-security risk management is provided in "Information Technology Risk Management" included in our Management's Discussion and Analysis in this Form 10-K.
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
STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following information included under Items 6, 7 and 8 in this Form 10-K, is incorporated by reference herein:
“Selected Financial Data” table (Item 6) - presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - presents consolidated

State Street Corporation | 17

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
“Loans and Leases” section included in our Management’s Discussion and Analysis (Item 7) and Note 4, “Loans,” to the consolidated financial statements (Item 8) - disclose our policy for placing loans and leases on non-accrual status and distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis (Item 7) - disclose information regarding our cross-border outstandings and other loan concentrations.
“Credit Risk Management” section included in Management’s Discussion and Analysis (Item 7) and Note 4, “Loans,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include the factors described below under the headings "Risk Factors Summary" and "Risk Factors" and elsewhere in this Form 10-K, including under "Management's Discussion and Analysis."
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on

State Street Corporation | 18

Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at www.statestreet.com.
Risk Factors Summary
The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading "Risk Factors," as well as elsewhere in this Form 10-K under the heading "Management's Discussion and Analysis." Additional risks, beyond those summarized below or discussed in "Risk Factors" and "Management's Discussion and Analysis", may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:

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

•
the volatility of servicing fee, management fee, trading fee and securities finance revenues due to, among other factors, the value of equity and fixed-income markets, market interest and FX rates, the volume of client transaction activity, competitive pressures in the investment servicing and asset management industries, and the timing of revenue recognition with respect to software and processing fees revenues;

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

•
our ability to attract and retain deposits and other low-cost, short-term funding; our ability to manage the level and pricing of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines; our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile; and the risks associated with the potential liquidity mismatch between short-term deposit funding and longer term investments;

•
the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements and implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation (such as Undertakings for Collective Investments in Transferable Securities (UCITS) V, the Money Market Fund Regulation and the Markets in Financial Instruments Directive (MiFID II)/Markets in Financial Instruments Regulation (MiFIR)); among other consequences, these regulatory changes impact the levels of regulatory capital, long-term debt and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by heightened standards and changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, cyber-security, resiliency, resolution planning and compliance programs, as well as changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

State Street Corporation | 19

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

•
changes in law or regulation, or the enforcement of law or regulation, that may adversely affect our business activities or those of our clients or our counterparties, and the products or services that we sell, including, without limitation, additional or increased taxes or assessments thereon, capital adequacy requirements, margin requirements and changes that expose us to risks related to our operating model and the adequacy and resiliency of our controls or compliance programs;

•
a cyber-security incident, or a failure to protect our systems and our, our clients' and others' information against cyber-attacks, could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system failures, or loss of access to information; any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially;

•
our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology; to replace and consolidate systems, particularly those relying upon older technology, and to adequately incorporate cyber-security, resiliency and business continuity into our operations, information technology infrastructure and systems management; to implement robust management processes into our technology development and maintenance programs; and to control risks related to use of technology, including cyber-crime and inadvertent data disclosures;

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

•
our ability to control operational and resiliency risks, data security breach risks and outsourcing risks; our ability to protect our intellectual property rights; the possibility of errors in the quantitative models we use to manage our business; and the possibility that our controls will prove insufficient, fail or be circumvented;

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

•
the results of our review of our billing practices, including additional findings or amounts we may be required to reimburse clients, as well as potential consequences of such review, including damage to our client relationships or our reputation, adverse actions or penalties imposed by governmental authorities and costs associated with remediation of identified deficiencies;

•	the results of, and costs associated with, governmental or regulatory inquiries and

State Street Corporation | 20

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

•
the risks that our acquired businesses, including, without limitation, our acquisition of CRD, and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

•
our ability to integrate CRD's front office software solutions with our middle and back office capabilities to develop our front-to-middle-to-back office State Street Alpha that is competitive, generates revenues in line with our expectations and meets our clients' requirements; the dependency of State Street Alpha on enhancements to our data management and the risks to our servicing model associated with increased exposure to client data;

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

State Street Corporation | 21

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

State Street Corporation | 22

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

•
Settlement risks. We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients' collateral at the time.

•
Securities lending and repurchase agreement indemnification. On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as riskless principal, and in connection with those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders.

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

•
Private equity subscription finance credit facilities. We provide credit facilities to private equity funds. The portfolio consists of capital call lines of credit, the repayment of which is dependent on the receipt of capital calls from the underlying limited partner investors in the

State Street Corporation | 23

funds managed by these firms.

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

•
Commercial Real Estate. We finance commercial and multi-family properties, which serve as collateral for our loans. Although collateralized, these loans may become under-secured if the value of the collateral was over-estimated or changes. Loan payments are dependent on the successful operation and management of the underlying collateral property to generate sufficient cash flow to repay the loan in a timely fashion. A material decline in real estate markets or economic conditions could negatively impact value or property performance, which could adversely impact timely loan repayment, which may result in increased provision for losses on loans, and actual losses, either of which would have an adverse impact on our net income. We seek to minimize these risks by maintaining lending policies and procedures and underwriting standards, however, there can be no assurance that these will protect us from credit-related losses or delinquencies.

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
Under evolving regulatory restrictions on credit exposure we may be required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations have and may further adversely affect certain of our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly sensitive to them including our currency trading business and our securities finance business.
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors, including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 39% of our total assets as of December

State Street Corporation | 24

31, 2019. The gross interest income associated with our investment portfolio represented approximately 15% of our total gross revenue for the year ended December 31, 2019 and has represented as much as 31% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), credit ratings, our access to liquidity, foreign exchange markets and mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. The continued low interest rate environment that has persisted since the financial crisis began in mid-2007 limits our ability to achieve a NIM consistent with our prior historical averages. Increases in interest rates in the U.S. have the potential to improve NII and NIM over time. However, any such improvement could be mitigated due to a continued disparity between interest rates in the U.S. and international markets, especially to the extent that interest rates remain low or negative in Europe and Japan. Higher interest rates could also reduce mark-to-market valuations further. In addition, recently introduced regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan portfolio represents a smaller proportion (approximately 11% of our total assets as of December 31, 2019), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of AFS investment securities, such as those which represent a majority of our investment portfolio, are included in tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Additional risks associated with our investment portfolio include:

•
Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential MBS, commercial MBS and other ABS, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. government securities, non-U.S. MBS and ABS with exposures to European countries, whose sovereign-debt markets have experienced increased stress at times since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition". Further, we hold a portfolio of U.S. state and municipal bonds, the value of which may be affected by the budget deficits that a number of states and municipalities currently face, resulting in risks associated with this portfolio.

•
Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in OTTI. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities.

•	Effects of interest rates. Our investment

State Street Corporation | 25

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
Liquidity management, including on an intra-day basis, is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:

•	meet clients' demands for return of their deposits;

•	extend credit to our clients in connection with our investor services businesses; and

•	fund the pool of long- and intermediate-term assets that are included in the investment securities and loan portfolio carried in our consolidated statement of condition.
Because the demand for credit by our clients, particularly settlement related extensions of credit, is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities and loan portfolios is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. Since the financial crisis, the level of client deposits held by us has tended to increase during times of market disruption; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, when they manifest, have increased our NII but have adversely affected our NIM.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the interest rates that we are prepared to pay for these deposits, the loss

State Street Corporation | 26

or gain of one or more clients, client interest in reducing non-interest bearing deposits, the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients' cash management needs with our economic and regulatory objectives.
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
In implementing various aspects of these capital regulations, we are making interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with the capital rules and may require us to take actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, banking regulators could change the Basel III rule or their interpretations as they apply to us, including changes to these standards or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel III rule.
Along with the Basel III rule, banking regulators also introduced additional requirements, such as the SLR, LCR and the proposed NSFR, each of which presents compliance risks.
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

State Street Corporation | 27

Systemic Importance
As a G-SIB, we are generally subject to the most stringent provisions under the Basel III rule. For example, we are subject to the Federal Reserve's rules on the implementation of capital surcharges for U.S. G-SIBs, and on TLAC, LTD and clean holding company requirements for U.S. G-SIBs which we refer to as the "TLAC rule". For additional information on these requirements, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Business in this Form 10-K.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors are not subject to the same additional capital requirements.
Comprehensive Capital Analysis and Review
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's CCAR process. That process, the severity and other characteristics of which may evolve from year-to-year, is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the requirement for us to maintain capital above our minimum regulatory capital requirements under stressed economic conditions. The results of the CCAR process are difficult to predict due, among other things, to the Federal Reserve's use of proprietary stress models that differ from our internal models. The amounts of the planned capital actions in our capital plan in any year, including stock repurchases and dividends, may be substantially reduced from the amounts included in prior capital plans. These reductions may reflect changes in one or more different factors, including our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the CCAR process, the Federal Reserve’s CCAR instructions and the Federal Reserve’s supervisory expectations for the capital planning process. The Federal Reserve may object to our capital plan or impose conditions on us in connection with a non-objection to our capital plan, or we may decide that we need to adjust our capital plan to avoid an objection by the Federal Reserve. Any of these potential events potentially could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve for its non-objection. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
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
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2019 total fee revenue represented approximately 78% of our total revenue. Fee revenue generated by our Investment Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance and software and processing fee revenue.
The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to assets under custody) and the volume of our clients' portfolio transactions, and the types of products and services used by our clients. For example, reductions in the level of economic and capital markets

State Street Corporation | 28

activity tend to have a negative effect on our fee revenue, as these often result in reduced asset valuations and transaction volumes. They may also result in investor preference trends towards asset classes and markets deemed more secure, such as cash or non-emerging markets, with respect to which our fee rates are often lower.
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
Economic growth continues to slow in Europe, with key economies, including Germany, drifting towards recession despite new stimulus from the European Central Bank, and concerns remain with regard to sovereign debt sustainability, interdependencies among financial institutions and sovereigns and political and other risks, including potential market disruptions associated with political conflicts and disputes and migrant flows in one or more European nations. In addition, continued uncertainty in the external environment for Europe, specifically with prospects for weaker external trade, have led to increased concern around the near- to medium-term outlook for economic progress in Europe.
In addition, uncertainty around implications of the United Kingdom's exit from the E.U., known as Brexit, and related developments, present risks which include potential negative impacts to economic activity or to cooperation in the future relationship between the U.K and E.U. and the resulting consequences for market access for financial services. In order to conform to anticipated restrictions on activity between the E.U. and the U.K. following Brexit, and based on a hard Brexit scenario, we have developed and implemented plans that seek to maintain our servicing and operational capabilities, in all material respects, independent of the final outcome. There can be no assurance, however, that our plans will address effectively, in whole or in part, all potential contingencies associated with Brexit, that we may not experience additional costs or inefficiencies associated with our European activities or client dissatisfaction, delays in receiving regulatory approvals or other difficulties in executing our regional strategy. Given the scope of our European operations, economic or market uncertainty, volatility, illiquidity or disruption resulting from these and related factors could have a material adverse impact on our consolidated results of operations or financial condition.
Geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Global financial markets can suffer from substantial volatility, illiquidity and disruption, particularly as a result of geopolitical disruptions, slower economic growth and a shifting monetary policy stance from key central banks. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the U.S. or internationally or result in a lack of confidence in the financial stability of major developed or emerging markets, such developments could have an adverse effect on our business, as well as the businesses of our clients and our significant counterparties and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of uncertain market and economic conditions. These risks could be compounded by tighter monetary policy conditions, disruptions to free trade and political uncertainty in the U.S. and internationally.
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

State Street Corporation | 29

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
We may need to raise additional capital or debt in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. For example, in November 2019 and January 2020, we issued additional long-term debt in order to maintain levels to satisfy our internal requirements based on the Federal Reserve’s TLAC final rule, and in September 2018 and July 2018 we issued preferred stock and common stock, respectively, to finance our acquisition of CRD.
However, our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets and securities law requirements and standards. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital or debt, if needed, on terms acceptable to us. Any diminished ability to raise additional capital or debt, if needed, could adversely affect our business and our ability to implement our business plan, capital plan and strategic goals, including the financing of acquisitions and joint ventures and our efforts to maintain regulatory compliance.
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
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, due to the effects of market or regulatory developments, announced or rumored business developments, consolidated results of operations, a decline in our stock price or a downgrade to our credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us; our clients may reduce or place limits on the level of service we provide to them or seek to transfer the business, in whole or in part, to other service providers; or our prospective clients may select other service providers, all of which may have adverse effects on our business and reputation.
The risk that we may be perceived as less creditworthy than other market participants is higher as a result of recent market developments which include an environment in which the consolidation, and in some instances failure, of financial institutions, including major global financial institutions, has resulted in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients' behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.
Operational, Business and Reputational Risks
We face extensive and changing government regulation in the U.S. and in non-U.S. jurisdictions in which we operate, which may increase our costs and expose us to risks related to compliance.
Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves

State Street Corporation | 30

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
The U.S. President issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and, in May 2018, the United States enacted EGRRCPA. The EGRRCPA’s revisions to the U.S. financial regulatory framework, some of which remain subject to further rulemaking, have altered certain laws and regulations applicable to us and other major financial firms. It is difficult to predict whether there will be any more changes to the regulatory environment or further rebalancing of the post financial crisis framework and what the impact will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services, or on the U.S.-domestic or global economies or financial markets. We expect that our business will remain subject to extensive regulation and supervision. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided under "Supervision and Regulation” in Business in this Form 10-K.
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
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. Our resolution plan, including our implementation of the SPOE Strategy with a secured support agreement, involves important risks, including that: (1) the SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place; (2) an expected effect of the SPOE Strategy, together with applicable TLAC regulatory requirements, is that our losses will be imposed on Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of our losses are imposed on the holders of the debt securities of State Street Bank or certain of the Parent Company’s other operating subsidiaries or any of their depositors or creditors or before U.S. taxpayers are put at risk; (3) there can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the support agreement; and (4) there can be no assurance that credit rating agencies, in response to our resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Additional information about the SPOE Strategy, including related risks, is provided under "Recovery and Resolution Planning" in Business in this Form 10-K.
Systemic Importance
Our qualification in the U.S. as a SIFI, and our designation by the Financial Stability Board as a G-SIB, to which certain regulatory capital surcharges may apply, subjects us to incrementally higher capital and prudential requirements, increased scrutiny of our activities and potential additional regulatory requirements or heightened regulatory expectations as compared to those applicable to some of the financial institutions with which we compete as a custodian or

State Street Corporation | 31

asset manager. This qualification and designation also has significantly increased, and may continue to increase, our expenses associated with regulatory compliance, including personnel and systems, as well as implementation and related costs to enhance our programs.
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is increasing and may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events such as the U.K.’s planned exit from the European Union also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the Risk Reduction Package, the Investment Firm Review, the Central Securities Depositories Regulation, the Shareholder Rights Directive and the Securities Financing Transactions Regulation. Recent,

proposed or potential regulations in the U.S. and E.U. with respect to short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies continue to be the subject of legislative and regulatory debate which could significantly impact both our asset management business and the clients that we service.
Consequences of Regulatory Environment and Compliance Risks
Domestic and international regulatory reform could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, otherwise adversely affect our business, our consolidated results of operations or financial condition and have other negative consequences, including, a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
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

State Street Corporation | 32

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
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions and to maintain that data securely. In recent years, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been subjected to cyber-attacks, and although we have not to our knowledge suffered a material breach or suspension of our systems, it is possible that we could suffer such a breach or suspension in the future (or that we may be unaware of a prior attack). Cyber-threats are sophisticated and continually evolving. We may not implement effective systems and other measures to effectively identify, detect, prevent, mitigate, recover from or remediate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
A cyber-security incident, or a failure to protect our technology infrastructure, systems and information and our clients and others' information against cyber-security threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems has and is expected to increase as the risk of cyber-attacks and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-incidents or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cyber-security controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cyber-security threats.
Our computer, communications, data processing, networks, backup, business continuity, disaster recovery or other operating, information or technology systems, facilities and activities have suffered and in the future may suffer disruptions or otherwise fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which can adversely affect our ability to process transactions, provide services or maintain systems availability, maintain information security, compliance and internal controls or otherwise appropriately conduct our business activities. For example, in addition to cyber-attacks, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, natural disasters, or employee or contractor error or malfeasance. Third parties may also attempt to place individuals within State Street or fraudulently induce employees, vendors, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients or other parties. Any such disruptions or failures may require us, among other things, to reconstruct lost data (which may not be possible), reimburse our clients' costs associated with such disruption or failure, result in loss of client business or damage our information technology infrastructure or systems or those of our clients or other parties. While we have not in the past suffered material harm or other adverse effects from such disruptions or failures, we may not successfully prevent, respond to or recover from such disruptions or failures in the future, and any such disruption or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially.
The third parties with which we do business, which facilitate our business activities, to whom we outsource operations or other activities, from whom we receive products or services or with whom we otherwise engage or interact, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities have been and may in the future be adversely affected, perhaps materially,

State Street Corporation | 33

by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business.
In particular, we, like other financial services firms, will continue to face increasing cyber-threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, ransomware, hacker attacks, limited availability of services, unauthorized access, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. These and similar types of threats are occurring globally with greater frequency and intensity, and we may not anticipate or implement effective preventative measures against, or identify and detect one or more, such threats, particularly because the techniques used change frequently or may not be recognized until after they are launched. Our status as a global SIFI likely increases the risk that we are targeted by such cyber-security threats. In addition, some of our service offerings, such as data warehousing, may also increase the risk we are, and the consequences of being, so targeted. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cyber-security threats. We therefore could experience significant related costs and legal and financial exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
Due to our dependence on technology and the important role it plays in our business operations, we are attempting to improve and update our information technology infrastructure, among other things: (1) as some of our systems are approaching the end of their useful life, are redundant or do not share data without reconciliation; (2) to be more efficient, meet increasing client and regulatory security, resiliency and other expectations and support opportunities of growth; and (3) to enhance resiliency and maintain business continuity. Updating these systems involves material costs and often involves implementation, integration and security risks, including risks that we may not adequately anticipate the market or technological trends, regulatory expectations or client needs or experience unexpected challenges that could cause financial, reputational and operational harm. Failing to properly respond to and invest in changes and advancements in technology can limit our ability to attract and retain clients, prevent us from offering similar products and services as those offered by our competitors, impair our ability to maintain continuous operations, inhibit our ability to meet regulatory requirements and subject us to regulatory inquires.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risks could adversely affect our consolidated results of operations.
We have in the past failed and may in the future fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to cyber-security, information technology risk, operational risk and resiliency, interest rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those controls, procedures, policies and systems are or will be adequate to identify and manage internal and external risks, including risks related to service providers, in our various businesses. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or to us, such as consciously circumventing established control mechanisms to exceed trading or investment management limitations, committing fraud or improperly selling products or services to clients, is particularly challenging to manage through a control framework. In addition, we are subject to increased resiliency risk, and cyber-attacks from governmental and non-governmental actors are becoming more sophisticated and presenting increased risks, all requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Persistent or repeated issues with respect to controls, information technology resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.

State Street Corporation | 34

In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cyber-security developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that expose us to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the control policies, procedures and systems we have established to comply with our operational or security requirements will fail, will be inadequate or will become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Given the volume and magnitude of transactions we process on a daily basis, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses.
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
Separately, in connection with the resolution of certain proceedings relating to our having charged six clients of our transition management business during 2010 and 2011 amounts in excess of the contractual terms, in January 2017, we entered into a deferred prosecution agreement with the Department of Justice and the United States Attorney for the DOJ under which we agreed to retain an independent compliance and ethics monitor for a term which has now been extended to 2021 (subject to further extension) to, among other things, review and monitor the effectiveness of our compliance controls and business ethics and make related recommendations, and in September 2017, we entered into a settlement agreement with the SEC that also requires us to retain an independent ethics and compliance consultant. We have retained a monitor who is fulfilling our obligations under both the deferred prosecution agreement and the SEC settlement. Responding to the monitor's requests entails significant cost and management attention and we are, in general, required to implement remediation plans to address any of the monitor's recommendations. These recommendations may require substantial cost and effort to remediate and, even when consistent with our own control enhancement objectives, may reflect differences in approach, timing and cost than we may independently intend. Under the deferred prosecution agreement we also have a heightened obligation promptly to report issues involving potential or alleged fraudulent activities to the DOJ.
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

State Street Corporation | 35

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
Moreover, U.S. and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of the transition management matter, and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending or future legal proceedings. See section “We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations, or harm our business or reputation.” Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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

State Street Corporation | 36

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
We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations or harm our business or reputation.
In 2015, we determined we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional required remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $380 million, all of which has been paid or is accrued. However, we may identify additional remediation costs. See the risk factor “Our efforts to improve our billing processes and practices are ongoing and may result in the identification of additional billing errors.”
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
We are also cooperating with investigations by governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ and the DOL which reviews could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing errors merited civil or criminal sanctions, any fine or other penalty could be a significant percentage, or a multiple of, the portion of the overcharging serving as the basis of such a claim or of the full amount overcharged. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they may seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our settlement of civil claims regarding our indirect foreign exchange business.
In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter. In reaching this settlement, we neither admitted nor denied the claims in the order and agreed to pay a civil monetary penalty of $5.5 million.
In late January 2020, the DOJ outlined a framework for a possible resolution of their review. We intend to attempt to negotiate a settlement of this matter with the DOJ. We expect that any settlement with the

State Street Corporation | 37

DOJ will include both financial and non-financial provisions. Separately, we have inquired of the DOL as to the status of their review. There can be no assurance that any settlement with the DOJ or DOL will be reached on financial or other terms acceptable to us or at all. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices is not currently known. We have increased our legal accrual with respect to the pending government investigations and civil litigation with respect to this matter. However, our ultimate liability with respect to this matter might be significantly in excess of our current accrual.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant collateral consequences for our business and reputation.
Our efforts to improve our billing processes and practices are ongoing and may result in the identification of additional billing errors.
In 2015, we determined we had incorrectly invoiced some of our Investment Servicing clients for certain expenses. At that time, we began the process of remediating these errors, improving our billing processes and controls in the asset servicing business and other businesses, and testing these improved billing processes and controls. As a result of ongoing reviews, we continue to modify, enhance, and, where necessary, replace our existing global billing processes and implement and test controls for the new system. The objective of this billing transformation program is to obtain greater billing accuracy and consistency across business lines. We expect this billing transformation program to be substantially completed over the next two or more years. Because of the scale of our business identifying and remediating all weaknesses and inefficiencies in our billing processes cannot be implemented in all our business units concurrently. Accordingly the costs to remediate billing errors which may be discovered in that process, would likely be incurred over a period that we are now unable accurately to determine. As we work through this process, we have discovered and may continue to discover areas where we believe our billing processes need improvement, where we believe we have made billing errors with respect to particular customers and categories of fees and expenses, and where we believe billing arrangements between ourselves and particular customers should be clarified. Such discoveries may lead to increased expense and decreased revenues, the need to remediate prior billing errors, government investigations, or litigation that may materially impact our business, financial results and reputation.
Any theft, loss, damage to or other misappropriation or inadvertent disclosure of, or inappropriate access to, the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects.
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients' trade secrets and other confidential information (including client transactional and holdings data and personal data about our clients, our clients' clients and our employees). Unauthorized access, or failure of our controls with respect to granting access to our systems, has in the past occurred and may in the future occur, resulting in theft, loss, damage to or other misappropriation of such information. In addition, our and our vendors’ personnel have in the past and may in the future inadvertently or deliberately disclose client or other confidential information. Any theft, loss, damage to other misappropriation or inadvertent disclosure of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs. To the extent any of these events involve personal information, the risks of enhanced regulatory scrutiny and the potential financial liabilities are exacerbated, particularly under data protection regulations such as the GDPR.
We are subject to variability in our assets under custody and/or administration and assets under management, and in our financial results, due to the significant size of many of our institutional clients, and are also subject to significant pricing pressure due to the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client's assets can occur for a variety of reasons. For example, as previously reported, as a result of a decision to diversify providers, in 2018 one of our large clients decided to move the servicing for a portion of its assets, largely common trust funds, to another provider. The transition represented approximately $1 trillion in assets with respect to which we will no longer derive revenue. Our AUM or AUC/A

State Street Corporation | 38

are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the U.S.), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Our strategy of focusing our efforts on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Our business may be negatively affected by our failure to properly implement technology transformation.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Strategic initiatives that we are currently developing or executing against include cost initiatives, enhancements and efficiencies to our operational processes, improvements to existing and new service offerings, targeting for sales growth certain segments of the markets for investor services and asset management, and enhancements to existing and development of new information technology and other systems. Implementing strategic programs and creating cost efficiencies involves certain strategic, technological and operational risks. Many features of our present initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the security of our data systems. These initiatives also may result in increased or unanticipated costs, may result in earnings volatility, may take longer than anticipated to implement and may result in increases in operating losses, inadvertent data disclosures or other operating errors. In implementing these programs, we may have material dependencies on third parties. The transition to new operating processes and technology infrastructure may also cause disruptions in our relationships with clients and employees or loss of institutional understanding and may present other unanticipated technical or operational hurdles. In addition, the relocation to or expansion of servicing activities and other operations in different geographic regions or vendors may entail client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the cost savings or other benefits anticipated and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. In addition, some systems development initiatives may not have access to significant resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to enhance security and resiliency and decommission obsolete technologies, to permit us to optimize our use of capital or to reduce the risk of operating error. In addition, the implementation of our State Street Alpha and integration of CRD requires substantial systems development and expense. We may not have the resources to pursue all of these objectives simultaneously.
Development and completion of new products and services, including our State Street Alpha, may impose additional costs on us, involve dependencies on third parties and may expose us to increased operational and model risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as distributed ledger technology (“Blockchain"), and developing potentially industry-changing new products, services and industry standards. For example, in 2018, we acquired CRD, and we are leveraging the capabilities we acquired in that transaction to create our State Street Alpha combining the offerings within our Investment Servicing business line. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Alpha, often also involve dependencies on third parties to, among other things, access innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can

State Street Corporation | 39

require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures including rapid technological change in the industry, our ability to access technical, data and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, the sharing of benefits in those relationships, conflicts with existing business partners and clients and sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including completion of our State Street Alpha, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. We undertake transactions of varying sizes to, among other reasons, expand our geographic footprint, access new clients distribution channels, technologies or services, develop closer or more collaborative relationships with our business partners, bolster existing capabilities, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
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

The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. The integration of an acquired business's information technology infrastructure into ours has in the past and may in the future also expose us to additional security and resiliency risks. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of approximately $2.46 billion associated with our acquisition of CRD in 2018. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined.
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

State Street Corporation | 40

significantly delayed or if other closing conditions are not satisfied.
The integration and the retention and development of the benefits of our acquisitions results in risks to our business and other uncertainties.
In recent years, we have undertaken several acquisitions, including our 2018 acquisition of CRD and our 2016 acquisition of the General Electric Asset Management (GEAM) business. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share or cause impairment to goodwill and other intangibles, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the costs of which can be difficult to estimate as well as heightened cultural and compliance concerns in integrating an unregulated firm into a bank regulatory environment. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities.
With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company's ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with clients, business partners or employees, maintain regulatory compliance or achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.
Our acquisition of CRD and the integration of its business, operations and employees with our own may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost synergies of the acquisition may not be fully realized, which could adversely impact our business operations, financial condition and results of operations.
We completed our acquisition of CRD on October 1, 2018. The success of the acquisition, including the achievement of anticipated growth opportunities and cost synergies of the acquisition, is subject to a number of uncertainties and will depend, in part, on our ability to successfully combine and integrate CRD’s business into our business in an efficient and effective manner. The combined company may face significant challenges in implementing such integration, including challenges related to:

•
integrating CRD's business into our own in a manner that permits the combined company to achieve the cost and operating synergies anticipated to result from the acquisition, which could result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	retaining CRD’s clients, some of which are our competitors;

•	retaining key management and technical personnel;

•
integrating CRD’s software solutions with our existing products and services and related operations and systems, including performance, risk and compliance analytics, investment manager operations outsourcing, accounting, administration and custody;

•	accelerating the development of enhancements to the features and functions of CRD’s software solutions;

•	coordinating and integrating our internal operations, compensation programs, policies and procedures, and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	incurring significant acquisition-related costs and expenses associated with combining our operations; and

State Street Corporation | 41

•	performance shortfalls as a result of the diversion of management’s attention and resources caused by integrating the companies’ operations.
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
Globally, regulators have advised large banks to assess the risks and to prepare for transition from LIBOR to alternative rates ahead of year end 2021. Our financial performance depends, in part, on our ability to adapt to market changes promptly, while avoiding increased related expenses or operational errors. Substantial risks and uncertainties are associated with the market transition away from the use of LIBOR as a critical interest rate benchmark used to determine amounts payable under, and the value of, financial instruments and contracts.
Due to our dependencies on LIBOR, the failure or inability to timely plan and implement a LIBOR transition program to maintain operational continuity and minimize economic impact for our clients, ourselves and other stakeholders could negatively impact our business and financial performance. Those dependencies include LIBOR-based securities and loans held in our investment portfolio, LIBOR-based preferred stock and long-term debt issued by us and LIBOR-based client fee schedules and deposit pricing. Also, our internal models which support decision making and risk management will require adjustments, which may cause weaknesses in the underlying model, inadequate assumptions or lead to reliance on poor or inaccurate data. Assets held by our customers in their investment portfolios or in the investment portfolios we manage for others have LIBOR-based terms. We need to enhance our processes and systems to account for the new alternative rates-based instruments as they come to market, the transition of LIBOR-based instruments to their fallback language and uncertainty as to how such instruments should be valued where such fallback language is unclear. These process and systems requirements could adversely impact our business, which in some instances is dependent on critical inputs from third parties, who themselves must timely adapt to the market changes and failure to implement the terms of those instruments in a manner consistent with customer expectation could lead to disputes and operational issues. Failure or perceived failure to adequately prepare for LIBOR transition could affect our ability to attract and retain clients. Uncertainty relative to external developments necessary for the market transition away from LIBOR but outside of our control could further increase the costs and risks of the transition for us or our subsidiaries and have an adverse impact on our operational and financial performance.
Our calculations of credit, market and operational risk exposures, total RWA and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations and assumptions that are subject to change over time, which changes, in addition to our consolidated financial

State Street Corporation | 42

results, could materially impact our risk exposures, our total RWA and our capital ratios from period to period.
To calculate our credit, market and operational risk exposures, our total RWA and our capital ratios for regulatory purposes, the Basel III rule involves the use of current and historical data, including our own loss data and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment based on, among other factors, our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended. Collectively, they represent only our estimate of associated risk.
In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWA and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined UOM, and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, specific to us or more general market, or individual financial institution-specific, activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total RWA and our capital ratios calculated under the Basel III rule will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past several years we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into with the DOJ in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015 has the potential to result in similar effects. For additional information about these matters, see the risk factor "Our businesses may be adversely affected by government enforcement and litigation."
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
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others' advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties, including clients or service providers with whom we may engage in the development or implementation

State Street Corporation | 43

of other products, services or solutions or to whose information we may have access for limited permitted purposes but with whom we also compete. The risk of such infringement is enhanced in the current competitive “Fintech” environment, particularly with respect to our development of new products and services containing significant technology elements and dependencies, any of which could become the subject of an infringement claim. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services.
The quantitative models we use to manage our business may contain errors that result in inadequate risk assessments, inaccurate valuations or poor business decisions, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm.
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest rate risk and liquidity risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset-and-liability management and whether to change business strategy. Weaknesses in the underlying model, inadequate model assumptions, normal model limitations, inappropriate model use, weaknesses in model implementation or poor data quality, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our MRM practices pose an ongoing risk to us.
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

State Street Corporation | 44

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
Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of challenges associated with evolving compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that potentially are not applicable to other financial services firms in all jurisdictions or to technology firms, generally. The unexpected loss of services of key personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key personnel, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates to provide other services to them or to maintain a culture of innovation and proficiency.

State Street Corporation | 45

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
Some of our competitors including our competitors in core services, have substantially greater capital resources than we do or are not subject to as stringent capital or other regulatory requirements as are we. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality and intra-company confidentiality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

Long-term contracts expose us to pricing and performance risk.
We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services to clients, including services related to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. We also may enter into longer-term arrangements with respect to custody, fund administration and depository services. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
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

State Street Corporation | 46

Changes in accounting standards may adversely affect our consolidated financial statements.
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the FASB as well as changes in the interpretation of existing accounting standards potentially could affect our consolidated results of operations, cash flows and financial condition. These changes can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could elect, or be required, to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the revision of our consolidated financial statements for prior periods. For additional information regarding changes in accounting standards, refer to the “Recent Accounting Developments” section of Note 1 to the consolidated financial statements in this Form 10-K.
Changes in tax laws, rules or regulations, challenges to our tax positions with respect to historical transactions, and changes in the composition of our pre-tax earnings may increase our effective tax rate and thus adversely affect our consolidated financial statements.
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (TCJA), generally effective January 2018. This decreased the U.S. corporate income tax rate from 35% to 21%, repealed the corporate alternative minimum tax and replaced the existing worldwide tax system with a modified territorial system. The modified territorial system eliminates income tax on foreign dividends and introduces new provisions that generate incremental tax on foreign earnings, base erosion payments and limit the benefit of foreign tax credits. The U.S. Treasury has yet to issue final guidance on certain of these provisions and depending on that guidance, our effective tax rate could be adversely affected.
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

We may incur losses as a result of unforeseen events including terrorist attacks, natural disasters, the emergence of a pandemic or acts of embezzlement.
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

State Street Corporation | 47

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story leased office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease, along with the Channel Center and Summer Street, other leased office buildings located in Boston, all of which function as our principal facilities.
We occupy a total of approximately 7.8 million square feet of office space and related facilities worldwide, of which approximately 6.8 million square feet are leased. The following table provides information on certain of our office space and related facilities:

Principal Properties(1)	City	State/ Country	Owned/ Leased

U.S. and Canada:
State Street Financial Center	Boston	MA	Leased
Channel Center	Boston	MA	Leased
Summer Street	Boston	MA	Leased
District Avenue	Burlington	MA	Leased
Heritage Drive	Quincy	MA	Leased
John Adams Building	Quincy	MA	Owned
Josiah Quincy Building	Quincy	MA	Leased
Grafton Data Center	Grafton	MA	Owned
Westborough Data Center	Westborough	MA	Owned
Summer Street	Stamford	CT	Leased
Pennsylvania Avenue	Kansas City	MO	Leased
College Road East	Princeton	NJ	Leased
Avenue of the Americas	New York	NY	Leased
Adelaide Street East	Toronto	Canada	Leased

Europe, Middle East and Africa:
Churchill Place	London	England	Leased
Brienner Strasse	Munich	Germany	Leased
Sir John Rogerson's Quay	Dublin	Ireland	Leased
Via Ferrante Aporti	Milan	Italy	Leased
Kirchberg	Luxembourg	Luxembourg	Leased
Titanium Tower	Gdansk	Poland	Leased
BIG	Krakow	Poland	Leased
Bonarka	Krakow	Poland	Leased
CBK	Krakow	Poland	Leased

Asia Pacific:
George Street	Sydney	Australia	Leased
San Dun	Hangzhou	China	Leased
Tian Tang	Hangzhou	China	Leased
Ecoworld 6B	Bangalore	India	Leased
Ecoworld 7	Bangalore	India	Leased
Knowledge City Salarpuria	Hyderabad	India	Leased
Knowledge City Octave	Hyderabad	India	Leased

(1) We lease other properties in the above regions which consists of 42 locations in the U.S. and Canada, 34 locations in Europe, Middle East, and Africa
(EMEA) and 38 locations in Asia Pacific.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

State Street Corporation | 48

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 20, 2020.

Name	Age	Position
Ronald P. O'Hanley	63	Chairman, President and Chief Executive Officer
Eric W. Aboaf	55	Executive Vice President and Chief Financial Officer
Ian W. Appleyard	55	Executive Vice President, Global Controller and Chief Accounting Officer
Jorg Ambrosius	49	Executive Vice President and Head of Europe, Middle East and Africa
Francisco Aristeguieta	54	Executive Vice President and Chief Executive Officer for International Business
Tracy Atkinson	55	Executive Vice President and Acting Chief Administrative Officer
Aunoy Banerjee	41	Executive Vice President and Chief Transformation Officer
Jeffrey N. Carp	63	Executive Vice President, Chief Legal Officer and Secretary
Nadine Chakar	55	Executive Vice President and Head of Global Markets
Andrew J. Erickson	50	Executive Vice President and Head of Global Services
Brian Franz	54	Executive Vice President and Chief Information Officer
Hannah M. Grove	56	Executive Vice President and Chief Marketing Officer
Kathryn M. Horgan	54	Executive Vice President and Chief Human Resources and Citizenship Officer
Andrew P. Kuritzkes	59	Executive Vice President and Chief Risk Officer
John Lehner	54	Executive Vice President and Head of Global Services, North America
Louis D. Maiuri	55	Executive Vice President and Chief Operating Officer
Ian Martin	58	Executive Vice President and Head of Asia Pacific
Donna M. Milrod	52	Executive Vice President and Head of Global Clients Division
Elizabeth Nolan	57	Executive Vice President and Head of Global Delivery
John Plansky	55	Executive Vice President, Head of Global Exchange and Chief Executive Officer of Charles River Development
Cyrus Taraporevala	53	President and Chief Executive Officer, State Street Global Advisors
All executive officers are appointed by the Board of Directors and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
Mr. O'Hanley joined State Street in April 2015 and since January 1, 2019 has served as the President and Chief Executive Officer. He was appointed Chairman of the Board effective January 1, 2020. Prior to this role Mr. O'Hanley served as President and Chief Operating Officer from November 2017 to December 2018 and served as Vice Chairman from January 1, 2017 to November 2017. He served as the Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation, from April 2015 to November 2017. Prior to joining State Street, Mr. O'Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O'Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as president and chief executive officer of BNY Asset Management in Boston from 2007 to 2010.
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
Mr. Ambrosius joined State Street in 2001 and since July 2019 has served as Executive Vice President and head of Europe, the Middle East and Africa. Prior to this role, he served as co-head of Global Services, Europe, the Middle East and Africa from August 2018 to June 2019. Prior to that role, he was head of Sector Solutions, Europe, the Middle East and Africa from January 2019 to June 2019. Mr. Ambrosius has held several other positions within State Street during his over 18 years with State Street.
Mr. Aristeguieta joined State Street in July 2019 as Executive Vice President and Chief Executive Officer

State Street Corporation | 49

of International Business. Prior to joining State Street, Mr. Aristeguieta was Chief Executive Officer of Asia for Citigroup, an international investment banking and financial services provider, from June 2015 to June 2019. Prior to that role, he served as Chief Executive Officer of Citigroup Latin America from January 2013 to June 2015 and before that he led Citigroup’s Transaction Services Group in Latin America encompassing securities servicing, trade and cash management, and served as vice chairman of Banco de Chile.
Ms. Atkinson joined State Street in 2008 and since May 2019 has served as Executive Vice President and Acting Chief Administrative Officer. Prior to this role, she served as Executive Vice President and Chief Compliance Officer from 2017 to 2019 and as Treasurer from 2016 to 2017. Ms. Atkinson has served as an Executive Vice President of State Street since joining in 2008 and has held many leadership positions in finance, including oversight of treasury, investor relations, business unit finance and enterprise decision support and was previously Resolution Officer for State Street. Prior to joining State Street, Ms. Atkinson served in leadership positions at Massachusetts Financial Services and was a partner at PricewaterhouseCoopers, where she led risk and controls assurance reviews for financial services firms. Ms. Atkinson has informed us that she will retire in the second quarter of 2020.
Mr. Banerjee joined State Street in February 2016 and has served as Executive Vice President and Chief Transformation Officer since September 2019. From February 2016 to August 2019, he served as an Executive Vice President in State Street’s finance division where he was responsible for enterprise-wide financial management, budgeting, forecasting and strategic financial planning and procurement. Prior to joining State Street, Mr. Banerjee was a Managing Director in Markets & Securities Services for Citigroup, an international investment banking and financial services provider, from January 2015 to February 2016 and Director of Markets & Securities Services for Citigroup from March 2013 to March 2014.
Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. Later in 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982. Mr. Carp served as State Street's interim chief risk officer from February 2010 until September 2010. Mr. Carp has informed us that he will retire in summer 2020.
Ms. Chakar joined State Street in March 2019 as Executive Vice President and head of Global Markets. Prior to joining State Street, Ms. Chakar served as the global head of operations for the global wealth and asset management division of Manulife Financial, an international insurance company and financial services provider, from March 2016 to March 2019. Prior to that, Ms. Chakar served as Executive Vice President and led the global asset servicing teams for BNY Mellon, a global banking and financial services corporation, where she was head of financial institutions, eCommerce strategy and research, and financial markets infrastructure from January 2012 to August 2015. Ms. Chakar joined BNY Mellon in 1989 and held a variety of senior management positions during her tenure.
Mr. Erickson joined State Street in April 1991 and since November 2017 has served as Executive Vice President and head of the Global Services business. Prior to this role and commencing in June 2016, he served as Executive Vice President and head of Investment Services business in the Americas. Prior to that role, Mr. Erickson was the head of the Global Services business in Asia Pacific from April 2014 to June 2016 and prior to that was head of North Asia for Global Services from 2010 to April 2014. Mr. Erickson has also held several other positions within State Street during his over 25 years with State Street.
Mr. Franz joined State Street in January 2020 as Chief Information Officer. Prior to this role, Mr Franz served as Chief Productivity Officer and Chief Information Officer at Diageo PLC, a British multinational alcoholic beverages company, with responsibility for enterprise operations, technology and business service functions. Prior to joining Diageo in 2008, he was Chief Information Officer at PepsiCo International, and before that in leadership roles at General Electric, including GE Capital, and AT&T.
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

State Street Corporation | 50

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
Mr. Lehner joined State Street in November 2016 and since September 2019 has served as Executive Vice President and head of Global Services, North America. Prior to this role, Mr. Lehner served as Executive Vice President and head of Investment Manager Services from November 2016 to September 2019. Prior to joining State Street, Mr. Lehner served as Chief Executive Officer of BNY Mellon Technology Solutions, a BNY Mellon company, from January 2015 to November 2016, President and Chief Executive Officer of Eagle Investment Systems, a BNY Mellon subsidiary, from January 2010 to January 2015 and Chairman of Eagle Investment Systems from January 2015 to November 2016.
Mr. Maiuri joined State Street in October 2013 and since February 2019 has served as Executive Vice President and Chief Operating Officer. Prior to this role, Mr. Maiuri served as Executive Vice President and head of State Street Global Markets from June 2016 to February 2019 and head of State Street Global Exchange from July 2015 to January 2017. From 2013 to July 2015, he led State Street's Securities Finance division. Before joining State Street, Mr. Maiuri served as executive vice president and deputy chief executive officer of asset servicing at BNY Mellon, a global banking and financial services corporation, from 2009 to 2013.
Mr. Martin joined State Street in 1993 and since January 2019 has served as Executive Vice President and head of Asia Pacific. Prior to this role, he served as the head of Global Services and Global Exchange for Asia Pacific from May 2016 to December 2018. Mr. Martin has held various senior management positions with State Street since 1993, including head of Global Markets for Asia Pacific, head of Global Services for Australia, Southeast Asia and Pacific, head of Foreign Exchange for Asia Pacific and Treasury manager of the Sydney branch.
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
Ms. Nolan joined State Street in October 2015 and has served as Head of Global Delivery since February 2019. Prior to that, she served as Chief Executive Officer for Europe, the Middle East and Africa from January 2018 to July 2019 and as part of her transition from that role she remains responsible for some of our UK-regulated activities.  Prior to that, she served as Executive Vice President and co-head of State Street Global Services for Europe, the Middle East and Africa from January 2017 to January 2018. Prior to that role, she served as head of European Banking from October 2015 to January 2017.  Before joining State Street, from January 2015 to October 2015, Ms. Nolan served as managing director at Deutsche Bank in the global custody and clearing business. Prior to that role, Ms. Nolan spent 12 years at J.P. Morgan in various senior leadership roles, including from 2009 to 2014 as the head of client services and client onboarding globally for markets and investor services.
Mr. Plansky joined State Street in January 2017 and has served as Executive Vice President and Chief Executive Officer of CRD since October 2018 and head of State Street Global Exchange since January 2017. Before joining State Street, Mr. Plansky led the U.S. Strategy business and U.S. Global Platforms business for PricewaterhouseCoopers, an international professional services firm, from April 2014 to November 2016. Prior to the acquisition of Booz & Co. by PricewaterhouseCoopers, he was a senior partner at Booz & Co. leading the technology practice and serving as a senior advisor to global financial institutions.
Mr. Taraporevala joined State Street in April 2016 and since November 2017 has served as President and Chief Executive Officer of State Street Global Advisors. He joined State Street Global Advisors as Executive Vice President and Global Head of Product and Marketing. Prior to joining State Street Global Advisors, Mr. Taraporevala was the head of Retail Managed Accounts and Life Insurance & Annuities for Fidelity Investments from 2012 to October 2015. Prior to that, Mr. Taraporevala held senior leadership roles at BNY Mellon Asset Management, including executive director of North American distribution.

State Street Corporation | 51

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,367 shareholders of record as of January 31, 2020.
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). As of December 31, 2019, we had approximately $1.0 billion remaining under the 2019 Program. The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2019. All shares of our common stock purchased during the quarter ended December 31, 2019 were purchased under the 2019 Program.

(Dollars in millions except per share amounts; shares in thousands)	Total Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
October 1 - October 31, 2019	609	$66.62	609	$1,459
November 1 - November 30, 2019	2,389	72.82	2,389	1,285
December 1 - December 31, 2019	3,651	78.19	3,651	1,000
Total	6,649	$75.20	6,649	$1,000
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

State Street Corporation | 52

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
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2014. It also assumes reinvestment of common stock dividends.
The S&P Financial Index is a publicly available, capitalization-weighted index, comprised of 66 of the Standard & Poor’s 500 companies, representing 26 diversified financial services companies, 22 insurance companies and 18 banking companies. The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions.

	2014	2015	2016	2017	2018	2019
State Street Corporation	$100	$86	$103	$132	$87	$113
S&P 500 Index	100	101	113	138	132	174
S&P Financial Index	100	98	121	148	128	170
KBW Bank Index	100	100	129	153	126	172

State Street Corporation | 53

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)
YEARS ENDED DECEMBER 31:	2019(1)	2018(1)		2017	2016	2015
Total fee revenue	$9,147	$9,454		$9,001	$8,200	$8,351
Net interest income	2,566	2,671		2,304	2,084	2,088
Total other income	43	6	—	(39)	7	(6)
Total revenue	11,756	12,131		11,266	10,291	10,433
Provision for loan losses	10	15		2	10	12
Total expenses	9,034	9,015		8,269	8,077	8,050
Income before income tax expense	2,712	3,101		2,995	2,204	2,371
Income tax expense (benefit)	470	508		839	67	398
Net income from non-controlling interest	—	—		—	1	—
Net income	$2,242	$2,593		$2,156	$2,138	$1,973
Adjustments to net income(2)	(233)	(189)		(184)	(175)	(132)
Net income available to common shareholders	$2,009	$2,404		$1,972	$1,963	$1,841
PER COMMON SHARE:
Earnings per common share:
Basic	$5.43	$6.46		$5.26	$5.01	$4.51
Diluted	5.38	6.39		5.19	4.96	4.45
Cash dividends declared	1.98	1.78		1.60	1.44	1.32
Closing market price (at year end)	79.10	63.07		97.61	77.72	66.36
AS OF DECEMBER 31:
Investment securities	$95,597	$87,062		$97,579	$97,167	$100,022
Average total interest-earning assets	181,891	185,637		191,235	199,184	220,456
Total assets	245,610	244,596		238,392	242,689	245,149
Deposits	181,872	180,360		184,896	187,163	191,627
Long-term debt	12,509	11,093		11,620	11,430	11,497
Total shareholders' equity	24,431	24,737		22,270	21,193	21,082
Assets under custody and/or administration (in billions)	34,358	31,620		33,119	28,771	27,508
Assets under management (in billions)	3,116	2,511		2,782	2,468	2,245
Number of employees	39,103	40,142		36,643	33,783	32,356
RATIOS:
Return on average common shareholders' equity	9.4%	12.1%		10.5%	10.4%	9.7%
Return on average assets	1.0	1.2		1.0	0.9	0.8
Common dividend payout	36.8	27.6		30.2	28.5	29.1
Average common equity to average total assets	9.6	8.9		8.6	8.2	7.6
Net interest margin, fully taxable-equivalent basis	1.42	1.47		1.29	1.13	1.03
Common equity tier 1 ratio(3)	11.7	12.1		12.3	11.7	12.5
Tier 1 capital ratio(3)	14.5	16.0		15.5	14.8	15.3
Total capital ratio(3)	15.6	16.9		16.5	16.0	17.4
Tier 1 leverage ratio(4)	6.9	7.2		7.3	6.5	6.9
Supplementary leverage ratio(5)	6.1	6.3		6.5	5.9	6.2

(1) CRD was acquired on October 1, 2018. 2018 includes results of CRD for one quarter. 2019 includes results of CRD for a full year. Additional information about CRD is included in our Management's Discussion and Analysis.
(2) Amounts represent preferred stock dividends and the allocation of earnings to participating securities using the two-class method.
(3) Ratios were calculated in conformity with the advanced approaches provisions of the Basel III rule. Refer to Note 16 to the consolidated financial statements in this Form 10-K.
(4) The tier 1 leverage ratio was calculated in conformity with the Basel III rule.
(5) The SLR was calculated using the tier 1 capital as calculated under the SLR provisions of the Basel III rule.

State Street Corporation | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2019, we had consolidated total assets of $245.61 billion, consolidated total deposits of $181.87 billion, consolidated total shareholders' equity of $24.43 billion and over 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors. Our CRD business also falls within our Investment Servicing line of business and includes products and services, such as: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.
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
Certain financial information provided in this Form 10-K, including this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities. Non-GAAP financial information should be considered in addition to, and not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-K,

State Street Corporation | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure. We further believe that our presentation of fully taxable-equivalent NII, a non-GAAP measure, which reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the liquidity coverage ratio, summary results of State Street-run stress tests which we conduct under the Dodd-Frank Act and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are available on the “Investor Relations” section of our website under "Filings and Reports."
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

State Street Corporation | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2019		2018		2017
Total fee revenue(1)(2)	$9,147		$9,454		$9,001
Net interest income	2,566		2,671		2,304
Total other income	43	—	6	—	(39)
Total revenue(1)(2)	11,756		12,131		11,266
Provision for loan losses	10		15		2
Total expenses(1)(2)	9,034		9,015		8,269
Income before income tax expense	2,712		3,101		2,995
Income tax expense	470		508		839
Net income	$2,242		$2,593		$2,156
Adjustments to net income:
Dividends on preferred stock(3)	$(232)		$(188)		$(182)
Earnings allocated to participating securities(4)	(1)		(1)		(2)
Net income available to common shareholders	$2,009		$2,404		$1,972
Earnings per common share:
Basic	$5.43		$6.46		$5.26
Diluted	5.38		6.39		5.19
Average common shares outstanding (in thousands):
Basic	369,911		371,983		374,793
Diluted	373,666		376,476		380,213
Cash dividends declared per common share	$1.98		$1.78		$1.60
Return on average common equity	9.4%		12.1%		10.5%
Pre-tax margin	23.1		25.6		26.6

(1) CRD contributed approximately $385 million and $201 million in total revenue and total expenses, respectively, in 2019. Revenue includes approximately $370 million in software and processing fees and $15 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $148 million in compensation and employee benefits and $53 million in other expense lines. In addition, CRD-related expenses in 2019 include $65 million in amortization of other intangible assets.
CRD contributed approximately $119 million and $39 million in total revenue and total expenses, respectively, in 2018. Revenue includes approximately $114 million in software and processing fees and $5 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $28 million in compensation and employee benefits and $11 million in other expense lines. In addition, CRD-related expenses in 2018 include $18 million in amortization of other intangible assets.
(2) The revenue recognition standard impact was approximately $319 million in total revenue and total expenses for 2018, compared to 2017, including approximately $190 million in management fees, $58 million in foreign exchange trading services and $71 million across all other revenue lines, and expenses contributed approximately $183 million in other expenses, $106 million in transaction processing and $30 million across other expense line items.
(3) Additional information about our preferred stock dividends is provided in Note 15 to the consolidated financial statements in this Form 10-K.
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

State Street Corporation | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2019 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2019 to those for the year ended December 31, 2018, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2018 to those for the year ended December 31, 2017, is included in our Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019, as amended by Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 2, 2019.
For the fourth quarter of 2019, we recorded a charge of $140 million to increase our legal accrual for government investigations and civil litigation associated with our invoicing matter first reported in December 2015. This additional legal accrual relates to events that developed subsequent to January 17, 2020, the date we originally announced our financial results for the fourth quarter and year ended December 31, 2019, and was reported on February 20, 2020. The effects of the additional accrual are reflected in the financial and other information reported in this Form 10-K.
In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2018 period to the relevant 2019 period results.
Financial Results and Highlights

•	EPS of $5.38 in 2019 decreased 16% compared to $6.39 in 2018. Both years include the impact of notable items:

•	2019 notable items included:

◦	repositioning charges of approximately $110 million;

◦	acquisition and restructuring costs of approximately $77 million, primarily related to CRD;

◦	gain of approximately $44 million on the extinguishment of approximately $297 million of our outstanding floating rate junior subordinated debentures due 2047 following a cash tender offer;

◦	legal and related expenses of approximately $172 million; and

◦
costs of $22 million due to the redemption of all outstanding Series E non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.

•	2018 notable items included:

◦	repositioning charges of approximately $300 million;

◦	legal and related expenses of approximately $50 million; and

◦	acquisition and restructuring costs primarily related to CRD of approximately $24 million.

•
CRD was acquired on October 1, 2018. Total revenue contributed by CRD was approximately $385 million and $119 million in 2019 and 2018, respectively. Total expenses contributed by CRD were approximately $201 million and $39 million in 2019 and 2018, respectively. In addition, CRD-related expenses include $65 million and $18 million in amortization of other intangible assets in 2019 and 2018, respectively.

•
Total expenses were up slightly in 2019 compared to 2018, including the impact of the incremental legal reserve, and reflect our successfully executed previously announced 2019 expense savings program. That program achieved approximately $415 million in gross savings in 2019 through expense savings of approximately $230 million in resource discipline initiatives and $185 million in process re-engineering and automation benefits, exceeding our revised goal of $400 million gross savings in 2019 (itself reflecting an increase from our initial goal of $350 million gross savings).

•
In 2019, return on equity of 9.4% decreased from 12.1% in 2018, primarily due to a decrease in net income available to common shareholders. Pre-tax margin of 23.1% in 2019 decreased from 25.6% in 2018, primarily due to a decrease in total revenue.

•
Operating leverage was (3.3)% in 2019. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.

•	We purchased a total of approximately $1.6 billion and $350 million of our common stock in 2019 and 2018, respectively. These purchases were all conducted under share purchase

State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

programs approved by our Board of Directors. Our current share purchase program authorizes the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). $1.0 billion remains available for repurchases under that program in the first and second quarters of 2020. The lower level of common stock repurchases in 2018 reflects our funding plan for our acquisition of CRD, which included an issuance of approximately $1.15 billion of common stock and a suspension of approximately $950 million of common stock repurchases in 2018.
Revenue

•
Total revenue and fee revenue both decreased 3% in 2019 compared to 2018, primarily driven by decreases in servicing fees, management fees, foreign exchange trading services and securities finance revenues and, in the case of total revenue, by NII. These decreases were partially offset by higher software and processing fee revenue in 2019, which includes a full year of revenue from CRD. Total fee revenue in the second half of 2019 was approximately $4.63 billion compared to $4.52 billion in the first half of 2019, representing a 2% increase, primarily driven by higher equity markets as well as moderating fee pressure in the second half of the year.

◦
Total revenues contributed by CRD in 2019 were approximately $385 million, including $370 million in software and processing fees and $15 million in brokerage and other trading services, within foreign exchange trading services.

•	Servicing fee revenue decreased 6% in 2019 compared to 2018, primarily due to elevated fee pressure and lower client activity and flows.

•
Management fee revenue decreased 4% in 2019 compared to 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher equity market levels.

•	Foreign exchange trading services decreased 7% in 2019 compared to 2018 primarily due to lower market volatility.

•
Securities finance revenue decreased 13% in 2019 compared to 2018, reflecting lower securities on loan, enhanced custody balances and spreads, and the impact of balance sheet optimization efforts implemented in the second half of 2018.

•	Software and processing fees revenue increased 64% in 2019 compared to 2018 primarily due to $370 million from CRD, which we acquired in October 2018.

•
NII decreased 4% in 2019 compared to 2018, primarily due to lower average non-interest bearing client deposit balances and lower long-end U.S. market rates, partially offset by FICC, investment portfolio and loan growth.

Expenses

•
Total expenses were up slightly in 2019 compared to 2018, primarily reflecting the impact of the incremental legal reserve of $140 million, technology infrastructure investments and the impact of the CRD acquisition, partially offset by savings from resource discipline, process re-engineering and automation initiatives and lower repositioning charges in 2019 compared to 2018.

◦
We recorded a repositioning charge in 2019 of approximately $110 million, consisting of $98 million of compensation and employee benefits expenses and $12 million of occupancy expenses, to further drive process automation, information technology optimizations and organization rationalization in 2020.

◦
Total expenses contributed by CRD in 2019 and 2018 were approximately $201 million and $39 million, respectively, including $148 million and $28 million in compensation and employee benefits and $53 million and $11 million in other expense lines, respectively. In addition, CRD-related expenses in 2019 and 2018 included $65 million and $18 million, respectively in amortization of other intangible assets.

◦
We recorded a $140 million increase to our legal accrual for government investigations and civil litigation associated with our invoicing matter first reported in December 2015. The accrual reflects our intention to seek to resolve these matters.

AUC/A and AUM

•
AUC/A increased 9% as of December 31, 2019 compared to December 31, 2018, primarily due to higher end of period market levels and client flows, partially offset by a previously announced client transition. In 2019, newly announced asset servicing mandates totaled approximately $1.84 trillion, in line with a high

State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

of $1.89 trillion in 2018, primarily driven by additional services for an existing large asset manager client. Servicing assets remaining to be installed in future periods totaled approximately $1.17 trillion as of December 31, 2019.

•	AUM increased 24% as of December 31, 2019 compared to December 31, 2018, primarily due to higher end of period market levels and net inflows, driven by institutional, ETF and cash inflows.
Capital and Capital Redemptions

•	In 2019, we returned a total of approximately $2.33 billion to our shareholders in the form of common stock dividends and share purchases.

◦
We declared aggregate common stock dividends of $1.98 per share, totaling $728 million in 2019, compared to $1.78 per share, totaling $665 million in 2018, representing an increase of approximately 11% on a per share basis.

◦
In 2019, we acquired 24.9 million shares of common stock at an average per share cost of $64.30 and an aggregate cost of approximately $1.6 billion. In 2018, we acquired 3.3 million shares of common stock at an average per share cost of $105.31 and an aggregate cost of approximately $350 million. These purchases were all conducted under share purchase programs approved by our Board of Directors.

•
In June 2019, the Federal Reserve issued a non-objection to our capital plan included as part of our 2019 CCAR submission. Pursuant to that plan, our Board authorized the 2019 Program and we increased our quarterly common stock dividend to $0.52 per share in the third quarter of 2019.

•
Our CET1 capital ratio was 11.7% as of both December 31, 2019 and 2018, and Tier 1 leverage ratio decreased to 6.9% as of December 31, 2019, compared to 7.2% as of December 31, 2018. As of December 31, 2019, advanced approaches capital ratios were binding for the period. As of December 31, 2018, standardized approaches capital ratios were binding for the period.

Capital Redemptions

•	We redeemed all outstanding Series E non-cumulative perpetual preferred stock as of December 15, 2019 at a redemption price of $750 million ($100,000 per share equivalent to

$25.00 per depositary share) plus accrued and unpaid dividends. The difference of $22 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.06) per share in 2019.

•
On February 12, 2020, we announced that we will redeem all 5,000 of our outstanding shares of our non-cumulative perpetual preferred stock, Series C, for cash at a redemption price of $100,000 per share (equivalent to $25.00 per depositary share) plus all declared and unpaid dividends. The redemption price will be payable on March 16, 2020, and this redemption will be reflected in our first quarter 2020 results of operations.

Debt Issuances and Redemptions

•
On November 1, 2019, we issued $1 billion aggregate principal amount of fixed-to-floating rate senior notes due 2025 and $500 million aggregate principal amount of fixed-to-floating rate senior subordinated notes due 2034 in a public offering.

•	On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030 in a public offering.
Debt Redemptions

•
In the fourth quarter of 2019, we completed a cash tender offer for approximately $297 million of our $800 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2047, resulting in a gain of approximately $44 million.

•	In the fourth quarter of 2019, we redeemed approximately $50 million of our $150 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2028.

State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2019 compared to 2018 and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,					% Change 2019 vs. 2018	% Change 2018 vs. 2017
(Dollars in millions)	2019		2018		2017
Fee revenue:
Servicing fees	$5,074		$5,421		$5,365	(6)%	1%
Management fees(1)	1,771		1,851		1,616	(4)	15
Foreign exchange trading services(2)	1,111		1,201		1,071	(7)	12
Securities finance	471		543		606	(13)	(10)
Software and processing fees(2)	720		438		343	64	28
Total fee revenue(2)	9,147		9,454		9,001	(3)	5
Net interest income:
Interest income	3,941		3,662		2,908	8	26
Interest expense	1,375		991		604	39	64
Net interest income	2,566		2,671		2,304	(4)	16
Other income:
Gains (losses) related to investment securities, net	(1)		9		(39)	nm	nm
Other income	44		(3)		—	nm	nm
Total other income	43	—	6	—	(39)	nm	nm
Total revenue(2)	$11,756		$12,131		$11,266	(3)	8

(1) The revenue recognition standard impact was approximately $319 million in total revenue for 2018, including approximately $190 million in management fees, $58 million in foreign exchange trading services and $71 million across all other revenue lines.
(2) CRD contributed approximately $385 million in total revenue in 2019, including approximately $370 million in software and processing fees and $15 million in brokerage and other trading services within foreign exchange trading services. CRD contributed approximately $119 million in total revenue in 2018, including approximately $114 million in software and processing fees and $5 million in brokerage and other trading services within foreign exchange trading services.
nm Not meaningful

State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2019, 2018 and 2017. Servicing and management fees collectively made up approximately 75%, 77% and 78% of the total fee revenue in 2019, 2018 and 2017, respectively.
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
Over the five years ended December 31, 2019, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (2)% to 5% annually and approximately 0% and 2% in 2019 and 2018, respectively. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
We estimate, using relevant information as of December 31, 2019 and assuming that all other factors remain constant, that:

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

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
S&P 500®	2,913	2,746	6%	2,938	2,738	7%	3,231	2,507	29%
MSCI EAFE®	1,892	1,965	(4)	1,903	1,957	(3)	2,037	1,720	18
MSCI® Emerging Markets	1,036	1,093	(5)	1,043	1,090	(4)	1,115	966	15

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2019	2018	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,225	2,047	9%
Barclays Capital Global Aggregate Bond Index®	512	479	7

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2019, we estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately (1)% to 2% annually and approximately (1)% and 1% in 2019 and 2018, respectively. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Years Ended December 31,
(In billions)	2019	2018
North America - ICI Market Data(1)(2)(3)
Long-Term Funds(4)	$(95.6)	$(349.6)
Money Market	584.4	119.8
Exchange-Traded Fund	328.2	310.9
Total ICI Flows	$817.0	$81.1

Europe - Broadridge Market Data(1)(5)(6)
Long-Term Funds(4)	$188.8	$(52.1)
Money Market	54.9	12.4
Total Broadridge Flows	$243.7	$(39.7)

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
(3) The year ended December 31, 2019 data includes ICI actuals for January 2019 through November 2019 and ICI estimates for December 2019.
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
(6) The year ended December 31, 2019 data is on a rolling twelve month basis for December 2018 through November 2019 for EMEA (Copyright 2019 Broadridge Financial Solutions, Inc.).

Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A can vary materially. On average, over the five years ended December 31, 2019, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year, and approximately (4)% in both 2019 and 2018. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices. These same market pressures also impact the fees we negotiate when we win business from new clients.
Net New Business
Over the five years ended December 31, 2019, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually and approximately 0% and 1% in 2019 and 2018, respectively, inclusive of a client transition.
New business impacting servicing fees can include: custody; product and participant level accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
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
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee of AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of December 31, 2019 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:

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

Daily averages, month-end averages and year-end indices demonstrate worldwide changes in equity and debt markets that affect our management fee revenue. Year-end indices affect the values of AUM as of those dates. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2019, 2018 and 2017.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, resale agreements, loans and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
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
NII on a FTE basis decreased in 2019 compared to 2018, primarily due to lower long-end U.S. market rates and lower average non-interest bearing deposit balances, partially offset by FICC expansion and higher core loan and investment securities balances. Investment securities net premium amortization, which is included in interest income, was $434 million in 2019 compared to $391 million in 2018 and $364 million in 2017, primarily related to higher MBS premium amortization.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Unamortized premiums, net of discounts at period end	$1,585	$1,575	$2,249
Net premium amortization	434	391	364
Investment securities duration (years)	2.7	3.1	2.7

State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2019, 2018 and 2017.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2019			2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$48,500	$416.86%		$54,328	$387.71%		$47,514	$180.38%
Securities purchased under resale agreements(2)	2,506	364	14.54	2,901	335	11.55	2,131	264	12.38
Trading account assets	884	1.11		1,051	—	—	1,011	(1)	(.12)
Investment securities	91,768	2,009	2.19	88,070	1,927	2.19	95,779	1,891	1.97
Loans and leases	24,073	775	3.22	23,573	698	2.96	21,916	519	2.37
Other interest-earning assets	14,160	395	2.79	15,714	372	2.37	22,884	222.97
Average total interest-earning assets	$181,891	$3,960	2.18	$185,637	$3,719	2.00	$191,235	$3,075	1.61
Interest-bearing deposits:
U.S.	$67,547	$539.80%		$54,953	$256.47%		$30,623	$96.31%
Non-U.S.(3)	61,301	124.20		70,623	107.15		91,937	67.07
Total interest-bearing deposits(3)(4)	128,848	663.51		125,576	363.29		122,560	163.13
Securities sold under repurchase agreements	1,616	31	1.90	2,048	13.62		3,683	2.05
Other short-term borrowings	1,524	21	1.37	1,327	17	1.28	1,313	10.80
Long-term debt	11,474	414	3.61	10,686	389	3.64	11,595	308	2.66
Other interest-bearing liabilities	4,103	246	6.00	4,956	209	4.20	4,607	121	2.63
Average total interest-bearing liabilities	$147,565	$1,375.93		$144,593	$991.68		$143,758	$604.42
Interest rate spread			1.25%			1.32%			1.19%
Net interest income, fully taxable-equivalent basis		$2,585			$2,728			$2,471
Net interest margin, fully taxable-equivalent basis			1.42%			1.47%			1.29%
Tax-equivalent adjustment		(19)			(57)			(167)
Net interest income, GAAP basis		$2,566			$2,671			$2,304

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $86.67 billion, $35.74 billion and $31.15 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.41%, 0.87% and 0.79% for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $153 million, $106 million and $141 million for the years ended December 31, 2019, 2018 and 2017, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.40%, 0.20% and 0.02% for the years ended December 31, 2019, 2018 and 2017, respectively.
(4) Total deposits averaged $158.26 billion compared to $161.41 billion and $163.81 billion for 2018 and 2017, respectively.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 17 to the consolidated financial statements in this Form 10-K.

State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average total interest-earning assets were $181.89 billion in 2019 compared to $185.64 billion in 2018. The decrease is primarily driven by lower average total client deposits.
Interest-bearing deposits with banks averaged $48.50 billion in 2019 compared to $54.33 billion in 2018. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances with central banks reflect lower levels of client deposits and an increase in the investment portfolio.
Securities purchased under resale agreements averaged $2.51 billion in 2019 compared to $2.90 billion in 2018. While the on-balance sheet amount has remained relatively stable, the impact of balance sheet netting increased to $86.67 billion on average in 2019, respectively, compared to $35.74 billion in 2018. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting, in 2019 compared to 2018, is primarily due to the expansion of our FICC program and new client activity.
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
Average investment securities increased to $91.77 billion in 2019 from $88.07 billion in 2018 primarily driven by increased investment in MBS.
Loans averaged $24.07 billion in 2019 compared to $23.57 billion in 2018. Average core loans, which exclude overdrafts, averaged $19.95 billion in 2019 compared to $18.65 billion in 2018.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $14.16 billion in 2019 from $15.71 billion in 2018, primarily driven by a reduction in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $128.85 billion in 2019 from $125.58 billion in 2018. Average U.S. interest-bearing deposits increased as a result of a gradual shift from non-interest bearing deposits and new deposit initiatives. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, increased to $1.52 billion in 2019 from $1.33 billion in 2018.
Average long-term debt was $11.47 billion in 2019 compared to $10.69 billion in 2018. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods, including the issuance of $1.0 billion of senior debt and $500 million of subordinated debt in November 2019.
Average other interest-bearing liabilities were $4.10 billion in 2019 compared to $4.96 billion in 2018. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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

State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Provision for Loan Losses
We recorded a provision for loan losses of $10 million in 2019 compared to $15 million in 2018 and $2 million in 2017. Additional information is provided under “Loans and Leases” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 8: Expenses, provides the breakout of expenses for the years ended December 31, 2019, 2018 and 2017.

TABLE 8: EXPENSES
	Years Ended December 31,			% Change 2019 vs. 2018	% Change 2018 vs. 2017
(Dollars in millions)	2019	2018	2017
Compensation and employee benefits(1)	$4,541	$4,780	$4,394	(5)%	9%
Information systems and communications	1,465	1,324	1,167	11	14
Transaction processing services(2)	983	985	838	—	18
Occupancy	470	500	461	(6)	9
Acquisition costs	79	31	21	155	48
Restructuring charges, net	(2)	(7)	245	(71)	nm
Amortization of other intangible assets(1)	236	226	214	4	6
Other:
Professional services	321	357	340	(10)	5
Other(2)	941	819	589	15	39
Total other(2)	1,262	1,176	929	7	27
Total expenses(1)	$9,034	$9,015	$8,269	—	9
Number of employees at year-end	39,103	40,142	36,643	(3)	10

(1) CRD contributed approximately $201 million in total expenses in 2019, including approximately $148 million in compensation and employee benefits and $53 million in other expense lines. In addition, CRD-related expenses in 2019 include $65 million in amortization of other intangible assets.
CRD contributed approximately $39 million in total expenses in 2018, including approximately $28 million in compensation and employee benefits and $11 million in other expense lines. In addition, CRD-related expenses in 2018 include $18 million in amortization of other intangible assets.
(2) The revenue recognition standard contributed approximately $319 million in total expenses for 2018, including approximately $183 million in other expenses, $106 million in transaction processing and $30 million across other expense line items.
nm Not meaningful
Compensation and employee benefits expenses decreased 5% in 2019 compared to 2018, primarily driven by savings from the process re-engineering and resource discipline savings initiatives under our expense savings program and lower repositioning charges in 2019 compared to 2018, partially offset by the impact of the CRD acquisition and annual merit increases.

Total headcount decreased by approximately 3% as of December 31, 2019 compared to December 31, 2018, primarily driven by productivity savings, including a reduction in headcount in higher cost locations.
Information systems and communications expenses increased 11% in 2019 compared to 2018. The increase was primarily related to technology infrastructure enhancements.
Transaction processing services expenses remained flat in 2019 compared to 2018.
Occupancy expenses decreased 6% in 2019 compared to 2018, primarily due to lower repositioning charges in 2019 compared to 2018 and the advancement of our global footprint strategy.
Amortization of other intangible assets increased 4% in 2019 compared to 2018, primarily due to the CRD acquisition.
Other expenses increased 7% in 2019 compared to 2018, primarily driven by higher legal expenses and State Street Foundation funding, partially offset by lower professional services, travel, and insurance costs.
Acquisition Costs
We recorded approximately $79 million of acquisition costs in 2019 compared to $31 million in 2018, related to our acquisition of CRD, and $21 million in 2017 related to our acquisition of the GEAM business. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, out of which $110 million has been incurred as of December 31, 2019, since the acquisition.
Restructuring and Repositioning Charges
Repositioning Charges
In late 2018, we initiated an expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions, with an initial goal to realize $350 million in gross expense savings in 2019, which was subsequently revised to $400 million gross savings for 2019. In 2019, we achieved approximately $415 million of gross expense savings under this program, including approximately $230 million in resource discipline initiatives and $185 million in process re-engineering and automation benefits.
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
Expenses for 2019 included a repositioning charge of $110 million to further drive process

State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

automation, information technology optimizations and organization rationalization in 2020, consisting of $98 million of compensation and employee benefits and $12 million of occupancy expenses. Total repositioning charges were $300 million in 2018.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	166	32	3	201
Accruals for Beacon	(7)	—	—	(7)
Accruals for Repositioning Charges	259	41	—	300
Payments and Other Adjustments	(115)	(36)	(2)	(153)
Accrual Balance at December 31, 2018	303	37	1	341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Income Tax Expense
Income tax expense was $470 million in 2019 compared to $508 million and $839 million in 2018 and 2017, respectively. Our effective tax rate was 17.3% in 2019, compared to 16.3% and 27.9% in 2018 and 2017, respectively. The effective tax rate for 2019 included a benefit attributable to a foreign legal entity restructuring which was partially offset by legal accruals, limitations on foreign tax credit benefits and a decrease in deductions related to stock based compensation. The effective tax rate in 2018 included an additional deferred tax benefit of $32 million related to adjustments from the Tax Cuts and Jobs Act provisional estimate recorded in 2017.
Additional information regarding income tax expense, including unrecognized tax benefits and tax contingencies, are provided in Notes 13 and 22 to the consolidated financial statements in this Form 10-K.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing, through State Street Global Services, State Street Global Markets, State Street Global Exchange and CRD, provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors. Our CRD business also falls within our Investment Servicing line of business and includes products and services, such as: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.
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

State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2019 vs. 2018	% Change 2018 vs. 2017
	2019	2018	2017
Servicing fees	$5,074	$5,429	$5,365	(7)%	1%
Foreign exchange trading services(1)	974	1,071	999	(9)	7
Securities finance	462	543	606	(15)	(10)
Software and processing fees(1)	691	443	336	56	32
Total fee revenue(1)	7,201	7,486	7,306	(4)	2
Net interest income	2,590	2,691	2,309	(4)	17
Total other income	43	6	(39)	nm	nm
Total revenue(1)	9,834	10,183	9,576	(3)	6
Provision for loan losses	10	15	2	(33)	650
Total expenses(1)	7,140	7,081	6,717	1	5
Income before income tax expense	$2,684	$3,087	$2,857	(13)	8
Pre-tax margin	27%	30%	30%
Average assets (in billions)	$220.3	$220.2	$214.0

(1) CRD contributed approximately $385 million and $201 million in total revenue and total expenses, respectively, in 2019, including approximately $370 million in software and processing fees and $15 million in brokerage and other trading services within foreign exchange trading services, and expenses contributed approximately $148 million in compensation and employee benefits and $53 million in other expense lines. In addition, CRD-related expenses in 2019 include $65 million in amortization of other intangible assets.
CRD contributed approximately $119 million and $39 million in total revenue and total expenses, respectively, in 2018. Revenue includes approximately $114 million in software and processing fees and $5 million in brokerage and other trading services within foreign exchange trading services, and expenses include approximately $28 million in compensation and employee benefits and $11 million in other expense lines. In addition, CRD-related expenses in 2018 include $18 million in amortization of other intangible assets.
nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, decreased 7% in 2019 compared to 2018 primarily due to elevated fee pressure and lower client activity and flows. FX rates negatively impacted servicing fees by 1% in 2019 and positively impacted servicing fees by 1% in 2018.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both 2019 and 2018 compared to approximately 45% in 2017.

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Collective funds	$9,796	$8,999	$9,707	9%	(7)%
Mutual funds	9,221	7,912	7,603	17	4
Insurance and other products	8,417	8,220	9,105	2	(10)
Pension products	6,924	6,489	6,704	7	(3)
Total	$34,358	$31,620	$33,119	9	(5)

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Equities	$19,301	$18,041	$19,214	7%	(6)%
Fixed-income	10,766	9,758	10,070	10	(3)
Short-term and other investments	4,291	3,821	3,835	12	—
Total	$34,358	$31,620	$33,119	9	(5)

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Americas	$25,018	$23,203	$24,418	8%	(5)%
Europe/Middle East/Africa	7,325	6,699	7,028	9	(5)
Asia/Pacific	2,015	1,718	1,673	17	3
Total	$34,358	$31,620	$33,119	9	(5)

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.

State Street Corporation | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Asset servicing mandates newly announced in 2019 totaled approximately $1.84 trillion, in line with a high of $1.89 trillion in 2018. Servicing assets remaining to be installed in future periods totaled approximately $1.17 trillion as of December 31, 2019, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 9% in 2019 compared to 2018, primarily due to lower market volatility. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 56% and 44%, respectively, of foreign exchange trading services revenue in 2019.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 15% in 2019 compared to 2018, reflecting lower securities on loan, enhanced custody balances and spreads and the impact of balance sheet optimization efforts implemented in the second half of 2018.
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
Software and Processing Fees
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance, fees from our structured products business and other revenue including equity income from our joint venture investments, gains and losses on sales of other assets and amortization of our tax-advantaged investments.
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, increased significantly in 2019 compared to 2018 and reflects approximately $370 million from CRD in 2019. CRD was acquired on October 1, 2018. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Revenue for a sale of software to be installed on premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a Software as a Service (SaaS) related arrangement is recognized over time as services are provided.
Other Income
In the fourth quarter of 2019, we completed a cash tender offer for approximately $297 million of our $800 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2047, resulting in a gain of approximately $44 million.
Expenses
Total expenses for Investment Servicing increased 1% in 2019 compared to 2018. The increases are primarily due to the impact of the CRD acquisition, technology infrastructure investments and business volumes, partially offset by savings from resource discipline initiatives and process re-engineering benefits through our expense savings program. Total expenses contributed by CRD in 2019 were approximately $201 million. In addition, CRD-related expenses in 2019 include $65 million in amortization of other intangible assets. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.

State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2019 vs. 2018	% Change 2018 vs. 2017
	2019	2018	2017
Management fees	$1,771	$1,851	$1,616	(4)%	15%
Foreign exchange trading services(1)	137	130	72	5	81
Securities finance	9	—	—	nm	nm
Software and processing fees(2)	29	(5)	7	nm	(171)
Total fee revenue	1,946	1,976	1,695	(2)	17
Net interest income	(24)	(20)	(5)	20	nm
Total revenue	1,922	1,956	1,690	(2)	16
Total expenses	1,535	1,544	1,286	(1)	20
Income before income tax expense	$387	$412	$404	(6)	2
Pre-tax margin	20%	21%	24%
Average assets (in billions)	$3.0	$3.2	$5.4

(1) Includes revenues from distributing and marketing activities for U.S. mutual funds and ETFs associated with State Street Global Advisors.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Not meaningful
Management Fees
Management fees decreased 4% in 2019 compared to 2018, primarily reflecting the run rate impact of late 2018 outflows and mix changes away from higher fee products, partially offset by higher equity market levels.
Management fees generated outside the U.S. were approximately 27% of total management fees in both 2019 and 2018 compared to approximately 28% in 2017.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Equity:
Active	$88	$80	$95	10%	(16)%
Passive	1,903	1,464	1,650	30	(11)
Total equity	1,991	1,544	1,745	29	(12)
Fixed-income:
Active	89	81	77	10	5
Passive	379	341	337	11	1
Total fixed-income	468	422	414	11	2
Cash(1)	324	287	330	13	(13)
Multi-asset-class solutions:
Active	24	19	18	26	6
Passive	133	113	129	18	(12)
Total multi-asset-class solutions	157	132	147	19	(10)
Alternative investments(2):
Active	21	21	23	—	(9)
Passive	155	105	123	48	(15)
Total alternative investments	176	126	146	40	(14)
Total	$3,116	$2,511	$2,782	24	(10)

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Alternative Investments(2)	$56	$43	$48	30%	(10)%
Cash	9	9	2	—	350
Equity	618	482	531	28	(9)
Fixed-Income	85	66	63	29	5
Total Exchange-Traded Funds	$768	$600	$644	28	(7)

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2019	December 31, 2018	December 31, 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
North America	$2,115	$1,731	$1,931	22%	(10)%
Europe/Middle East/Africa	493	421	521	17	(19)
Asia/Pacific	508	359	330	42	9
Total	$3,116	$2,511	$2,782	24	(10)

(1) Geographic mix is based on client location or fund management location.

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional flows, net(3)	(74)	2	—	4	(21)	(89)
Exchange-Traded Fund flows, net	26	10	—	—	1	37
Cash fund flows, net	—	—	(8)	—	—	(8)
Total flows, net	(48)	12	(8)	4	(20)	(60)
Market appreciation	293	15	2	12	3	325
Foreign exchange impact	26	9	3	5	6	49
Total market/foreign exchange impact	319	24	5	17	9	374
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional flows, net(3)	(45)	12	—	(3)	(2)	(38)
Exchange-traded fund flows, net	(3)	7	6	—	(2)	8
Cash fund flows, net	—	—	(50)	—	—	(50)
Total flows, net	(48)	19	(44)	(3)	(4)	(80)
Market appreciation (depreciation)	(142)	(7)	3	(10)	(10)	(166)
Foreign exchange impact	(11)	(4)	(2)	(2)	(6)	(25)
Total market/foreign exchange impact	(153)	(11)	1	(12)	(16)	(191)
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	26	(7)	—	3	16	38
Exchange-traded fund flows, net	13	15	—	—	6	34
Cash fund flows, net	—	—	31	—	—	31
Total flows, net	39	8	31	3	22	103
Market appreciation (depreciation)	404	38	6	22	28	498
Foreign exchange impact	4	—	—	—	—	4
Total market/foreign exchange impact	408	38	6	22	28	502
Balance as of December 31, 2019	$1,991	$468	$324	$157	$176	$3,116

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares, SPDR Long Dollar Gold Trust and SPDR® Gold MiniSharesSM Trust, for which we are not the investment manager but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.

State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Total expenses for Investment Management decreased 1% in 2019 compared to 2018, primarily due to savings from resource discipline initiatives and process re-engineering benefits through our expense savings program.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Years Ended December 31,
(In millions)	2019	2018	2017
Assets:
Interest-bearing deposits with banks	$48,500	$54,328	$47,514
Securities purchased under resale agreements	2,506	2,901	2,131
Trading account assets	884	1,051	1,011
Investment securities	91,768	88,070	95,779
Loans and leases	24,073	23,573	21,916
Other interest-earning assets	14,160	15,714	22,884
Average total interest-earning assets	181,891	185,637	191,235
Cash and due from banks	3,390	3,178	3,097
Other non-interest-earning assets	38,053	34,570	25,118
Average total assets	$223,334	$223,385	$219,450
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$67,547	$54,953	$30,623
Non-U.S.	61,301	70,623	91,937
Total interest-bearing deposits(2)	128,848	125,576	122,560
Securities sold under repurchase agreements	1,616	2,048	3,683
Other short-term borrowings	1,524	1,327	1,313
Long-term debt	11,474	10,686	11,595
Other interest-bearing liabilities	4,103	4,956	4,607
Average total interest-bearing liabilities	147,565	144,593	143,758
Non-interest-bearing deposits(2)	29,414	35,832	41,248
Other non-interest-bearing liabilities	21,299	19,804	12,379
Preferred shareholders’ equity	3,653	3,327	3,197
Common shareholders’ equity	21,403	19,829	18,868
Average total liabilities and shareholders’ equity	$223,334	$223,385	$219,450

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $158.26 billion in 2019 compared to $161.41 billion and $163.81 billion in 2018 and 2017, respectively.

State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2019	2018	2017
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,487	$1,039	$223
Mortgage-backed securities	17,838	15,968	10,872
Total U.S. Treasury and federal agencies	21,325	17,007	11,095
Asset-backed securities:
Student loans(1)	531	541	3,358
Credit cards	89	583	1,542
Collateralized loan obligations	1,820	593	1,447
Total asset-backed securities	2,440	1,717	6,347
Non-U.S. debt securities:
Mortgage-backed securities	1,980	1,682	6,695
Asset-backed securities	2,179	1,574	2,947
Government securities	12,373	12,793	10,721
Other	8,658	6,602	6,108
Total non-U.S. debt securities	25,190	22,651	26,471
State and political subdivisions	1,783	1,918	9,151
Collateralized mortgage obligations	104	197	1,054
Other U.S. debt securities	2,973	1,658	2,560
U.S. equity securities(2)	—	—	46
U.S. money-market mutual funds(2)	—	—	397
Total	$53,815	$45,148	$57,121

Held-to-maturity(3):
U.S. Treasury and federal agencies:
Direct obligations	$10,311	$14,794	$17,028
Mortgage-backed securities	26,297	21,647	16,651
Total U.S. Treasury and federal agencies	36,608	36,441	33,679
Asset-backed securities:
Student loans(1)	3,783	3,191	3,047
Credit cards	—	193	798
Other	—	1	1
Total asset-backed securities	3,783	3,385	3,846
Non-U.S. debt securities:
Mortgage-backed securities	366	638	939
Asset-backed securities	—	223	263
Government securities	328	358	474
Other	—	46	48
Total non-U.S. debt securities	694	1,265	1,724
Collateralized mortgage obligations	697	823	1,209
Total	$41,782	$41,914	$40,458

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Upon adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018, we reclassified money-market funds and equity securities classified as AFS to held at fair value through profit and loss in other assets.
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
Average duration of our investment securities portfolio was 2.7 years and 3.1 years as of December 31, 2019 and December 31, 2018, respectively. The decrease in securities duration is primarily driven by the impact of lower long-end U.S. interest rates shortening the duration of mortgage backed securities.
Approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of both December 31, 2019 and December 31, 2018.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2019	December 31, 2018
AAA(1)	77%	76%
AA	13	14
A	5	5
BBB	5	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of December 31, 2019 and December 31, 2018, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2019	December 31, 2018
U.S. Agency Mortgage-backed securities	41%	40%
Foreign sovereign	19	19
U.S. Treasuries	14	18
Asset-backed securities	11	11
Other credit	15	12
	100%	100%

State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both December 31, 2019 and December 31, 2018.

TABLE 23: NON-U.S. DEBT SECURITIES
(In millions)	December 31, 2019	December 31, 2018
Available-for-sale:
Canada	$2,611	$2,185
Australia	2,409	2,847
France	2,223	1,875
European(1)	2,101	1,087
Germany	1,944	1,547
United Kingdom	1,608	2,580
Spain	1,531	1,504
Netherlands	1,524	1,116
Austria	1,398	1,312
Japan	1,363	1,352
Ireland	1,235	1,301
Italy	1,113	1,010
Belgium	977	952
Finland	846	789
Hong Kong	617	458
Asian(1)	581	338
Sweden	156	186
Luxembourg	124	—
Brazil	93	—
Norway	51	94
Other(2)	685	118
Total	$25,190	$22,651
Held-to-maturity:
Singapore	$214	$242
United Kingdom	126	363
Germany	112	115
Australia	109	158
Spain	85	92
Netherlands	—	187
Other(3)	48	108
Total	$694	$1,265

(1) Consists entirely of supranational bonds.
(2) Included approximately $618 million and $78 million as of December 31, 2019 and December 31, 2018, respectively, related to supranational and non-U.S. agency bonds.
(3) Included approximately $46 million and $61 million as of December 31, 2019 and December 31, 2018, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both December 31, 2019 and December 31, 2018. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2019 and December 31, 2018, approximately 27% and 31%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.

As of December 31, 2019, our non-U.S. debt securities had an average market-to-book ratio of 101.1%, and an aggregate pre-tax net unrealized gain of $271 million, composed of gross unrealized gains of $291 million and gross unrealized losses of $20 million. These unrealized amounts included:

•	a pre-tax net unrealized gain of $195 million, composed of gross unrealized gains of $209 million and gross unrealized losses of $14 million, associated with non-U.S. AFS debt securities; and

•	a pre-tax net unrealized gain of $76 million, composed of gross unrealized gains of $82 million and gross unrealized losses of $6 million, associated with non-U.S. HTM debt securities.
As of December 31, 2019, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages. The securities listed under “Canada” were composed of Canadian government securities, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.8 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2019, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of December 31, 2019, we also provided approximately $9.5 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
December 31, 2019
State of Issuer:
Texas	$275	$2,345	$2,620	23%
California	111	2,114	2,225	20
New York	283	1,531	1,814	16
Massachusetts	442	809	1,251	11
Total	$1,111	$6,799	$7,910

December 31, 2018
State of Issuer:
Texas	$315	$2,467	$2,782	25%
California	108	1,693	1,801	16
New York	231	1,518	1,749	15
Massachusetts	467	978	1,445	13
Total	$1,121	$6,656	$7,777

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.32 billion and $11.35 billion across our businesses as of December 31, 2019 and December 31, 2018, respectively.
(2) Includes municipal loans which are also presented within Table 26: U.S. and Non-U.S. Loans and Leases.

State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 83% of the obligors rated “AAA” or “AA” as of December 31, 2019. As of that date, approximately 20% and 79% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of OTTI of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.

TABLE 25: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2019	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,058	2.10%	$1,010	1.50%	$1,419	1.64%	$—	—%	3,487
Mortgage-backed securities	118	3.71	970	3.30	2,951	2.54	13,799	3.77	17,838
Total U.S. treasury and federal agencies	1,176		1,980		4,370		13,799		21,325
Asset-backed securities:
Student loans	72	2.72	184	2.42	96	2.10	179	2.77	531
Credit cards	—	—	—	—	89	2.51	—	—	89
Collateralized loan obligations	—	—	745	2.60	958	2.89	117	2.82	1,820
Total asset-backed securities	72		929		1,143		296		2,440
Non-U.S. debt securities:
Mortgage-backed securities	430	0.65	569	0.87	196	1.12	785	1.85	1,980
Asset-backed securities	487	1.01	981	0.35	366	0.79	345	0.47	2,179
Government securities	4,183	0.25	7,381	1.61	809	4.39	—	—	12,373
Other	884	2.35	6,689	1.29	1,063	1.51	22	3.64	8,658
Total non-U.S. debt securities	5,984		15,620		2,434		1,152		25,190
State and political subdivisions(2)	238	5.97	635	5.86	554	4.65	356	5.71	1,783
Collateralized mortgage obligations	—	—	—	—	—	—	104	3.55	104
Other U.S. debt securities	760	3.00	2,083	2.69	130	2.41	—	—	2,973
Total	$8,230		$21,247		$8,631		$15,707		$53,815

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$4,116	2.27%	$6,161	2.31%	$5	2.44%	$29	2.1%	$10,311
Mortgage-backed securities	9	2.88	438	2.65	2,515	2.92	23,335	3.39	26,297
Total U.S. treasury and federal agencies	4,125		6,599		2,520		23,364		36,608
Asset-backed securities:
Student loans	96	2.09	207	2.34	408	2.42	3,072	2.53	3,783
Other	—	—	—	—	—	—	—	2.79	—
Total asset-backed securities	96		207		408		3,072		3,783
Non-U.S. debt securities:
Mortgage-backed securities	16	2.97	33	1.93	4	1.80	313	0.92	366
Government securities	328	3.8	—	—	—	—	—	—	328
Total non-U.S. debt securities	344		33		4		313		694
Collateralized mortgage obligations	2	2.09	283	2.52	13	2.39	399	2.79	697
Total	$4,567		$7,122		$2,945		$27,148		$41,782

(1) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(2) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2019).

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
Loans and Leases

TABLE 26: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2019	2018	2017	2016	2015
Domestic(1):
Commercial and financial	$18,762	$19,479	$18,696	$16,412	$15,899
Commercial real estate	1,766	874	98	27	28
Lease financing(2)	—	—	267	338	337
Total domestic	20,528	20,353	19,061	16,777	16,264
Foreign(1):
Commercial and financial	5,781	5,436	3,837	2,476	1,957
Lease financing(2)	—	—	396	504	578
Total foreign	5,781	5,436	4,233	2,980	2,535
Total loans and leases(3)(4)	$26,309	$25,789	$23,294	$19,757	$18,799
Average loans and leases	$24,073	$23,573	$21,916	$19,013	$17,948

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) We wound down our lease financing business in 2018.
(3) Includes $3,256 million and $5,444 million of overdrafts as of December 31, 2019 and December 31, 2018, respectively.
(4) As of December 31, 2019, floating rate loans totaled $24,289 million and fixed rate loans totaled $2,020 million.

The decrease in domestic loans in the commercial and financial segment as of December 31, 2019 compared to December 31, 2018 was primarily driven by a decrease in loans to investment funds and senior secured loans. The increase in foreign loans in the same period was primarily driven by an increase in loans to investment funds and senior secured loans.
As of December 31, 2019 and December 31, 2018, our investment in senior secured loans, otherwise known as leveraged loans, totaled approximately $4.46 billion and $4.42 billion, respectively. In addition, we had binding unfunded commitments as of December 31, 2019 and December 31, 2018 of $176 million and $238 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 86% and 90% of the loans rated “BB” or “B” as of December 31, 2019 and December 31, 2018, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.
No loans were modified in troubled debt restructurings as of both December 31, 2019 and December 31, 2018.

TABLE 27: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2019
(In millions)	Under 1 year	1 to 5 years	Over 5 years	Total
Domestic:
Commercial and financial	$10,883	$5,464	$2,415	$18,762
Commercial real estate	—	277	1,489	1,766
Total domestic	10,883	5,741	3,904	20,528
Foreign:
Commercial and financial	3,525	1,569	687	5,781
Total foreign	3,525	1,569	687	5,781
Total loans	$14,408	$7,310	$4,591	$26,309

State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 28: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
(In millions)	As of December 31, 2019
Loans with predetermined interest rates	$1,971
Loans with floating or adjustable interest rates	9,930
Total	$11,901

TABLE 29: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Allowance for loan and lease losses:
Beginning balance	$67	$54	$53	$46	$38
Provision for loan and lease losses(1)	10	15	2	10	12
Charge-offs(2)	(3)	(2)	(1)	(3)	(4)
Ending balance	$74	$67	$54	$53	$46

(1) The provision for loan and lease losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
We recorded a provision for loan losses of $10 million in 2019 compared to $15 million in 2018 and $2 million in 2017.
As of December 31, 2019, approximately $61 million of our allowance for loan and lease losses (ALLL) was related to senior secured loans included in the commercial and financial segment compared to $60 million as of December 31, 2018. As this portfolio grows and matures, our ALLL related to these loans may increase through additional provisions for credit losses. The remaining $13 million and $7 million as of December 31, 2019 and 2018, respectively, was related to other components of commercial and financial loans.
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
The cross-border outstandings presented in Table 30: Cross-border outstandings, represented approximately 28% of our consolidated total assets as of both December 31, 2019 and December 31, 2018.

TABLE 30: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2019
Germany	$20,968	$217	$21,185
United Kingdom	13,764	1,468	15,232
Japan	11,121	555	11,676
Luxembourg	3,399	668	4,067
Canada	2,955	783	3,738
Australia	3,100	597	3,697
France	2,813	240	3,053
Ireland	1,988	641	2,629
Switzerland	1,724	589	2,313
December 31, 2018
Germany	$20,157	$489	$20,646
Japan	13,985	1,084	15,069
United Kingdom	12,623	1,176	13,799
Australia	4,217	1,349	5,566
Canada	3,010	1,507	4,517
Ireland	2,019	809	2,828
France	2,495	294	2,789
Luxembourg	2,033	710	2,743
December 31, 2017
Germany	$18,201	$295	$18,496
Japan	15,250	549	15,799
United Kingdom	12,051	1,253	13,304
Australia	5,278	390	5,668
Canada	4,215	707	4,922
France	2,684	344	3,028

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of December 31, 2019, aggregate cross-border outstandings in the Netherlands amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.89 billion. As of both December 31, 2018 and December 31, 2017, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.
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
Governance and Structure
We have an approach to risk management that involves all levels of management, from the Board and its committees, including its E&A Committee, RC, the HRC and TOPS, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Compliance, Finance and Vendor Management, provide the second line of defense; and Corporate Audit, which assesses the effectiveness of the first two lines of defense.

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

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Risk Committee (BCRC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit Risk and Policy Committee (CRPC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Committee

Trading and Market Risk Committee (TMRC)	Basel Oversight Committee (BOC)	New Business and Product Approval Committee	Executive Information Security Committee

Recovery and Resolution Planning Executive Review Board	Model Risk Committee (MRC)	Compliance and Ethics Committee

CCAR Steering Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Country Risk Committee	Regulatory Reporting Oversight Committee	Conduct Standards Committee

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

State Street Corporation | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Chief Risk Officer (CRO) is responsible for our risk management globally, leads ERM and has a dual reporting line to our CEO and the Board’s RC. ERM manages its responsibilities globally through a three-dimensional organization structure:

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
Board Committees
The Board has four committees which assist it in discharging its responsibilities with respect to risk management: the RC, the E&A Committee, the HRC and the TOPS.
The RC is responsible for oversight related to the operation of our global risk management framework, including policies and procedures establishing risk management governance and processes and risk control infrastructure for our global operations. The RC is responsible for reviewing and discussing with management our assessment and management of all risks applicable to our operations, including credit, market, interest rate, liquidity, operational, regulatory, technology, business, compliance and reputation risks, and related policies.
In addition, the RC provides oversight of capital policies, capital planning and balance sheet management, resolution planning and monitors capital adequacy in relation to risk. The RC is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements.
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
The HRC has direct responsibility for the oversight of human capital management, all compensation plans, policies and programs in which executive officers participate and incentive, retirement, welfare as well as equity plans in which certain of our other employees participate. In addition, the HRC oversees the alignment of our incentive compensation arrangements with our safety and soundness, including the integration of risk management objectives, and related policies, arrangements and control processes consistent with applicable related regulatory rules and guidance.
The TOPS leads and assists in the Board’s oversight of technology and operational risk management and the role of these risks in executing our strategy and supporting our global business requirements. The TOPS reviews strategic initiatives from a technology and operational risk perspective and reviews and approves technology-related risk matters. In addition, TOPS reviews matters related to corporate information security and cyber-security programs, business continuity and technology resiliency, data and access management and third-party risk management.
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
MRAC, is co-chaired by our CRO and Chief Financial Officer, who regularly present to the RC on developments in the risk environment and performance trends in our key business areas.
BCRC provides additional risk governance and leadership, by overseeing our business practices in

State Street Corporation | 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

terms of our compliance with laws, regulations and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our Chief Compliance Officer and our General Counsel.
TORC oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the Chief Operating Officer and the Chief Risk Officer.
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

•	The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks.

•	The Regulatory Reporting Oversight Committee is responsible for providing oversight of regulatory reporting and related report governance processes and accountabilities.
Business Conduct Risk Committee

•	The Fiduciary Review Committee reviews and assesses the fiduciary risk management programs of those units in which we serve in a fiduciary capacity;

•	The New Business and Product Approval Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions

State Street Corporation | 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;

•	The Compliance and Ethics Committee provides review and oversight of our compliance programs, including our culture of compliance and high standards of ethical behavior;

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

•
The Technology Risk Committee is responsible for the global oversight, review and monitoring of operational, legal and regulatory compliance and reputational risk that may result in a significant change to our Information Technology risk profile or a material financial loss or reputational impact to global technology services. The Committee serves as a forum to provide regular reporting to TORC and escalate technology risk and control issues to TORC, as appropriate; and

•
The Executive Information Security Committee provides direction for the Enterprise Information Security posture and program, including cyber-security protections, provides enterprise-wide oversight and assessment of the effectiveness of all Information Security Programs to promote that controls are measured and managed, and serves as an escalation point for cyber-security issues.

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
Structure and Organization
The Credit and Global Markets Risk group within ERM is responsible for the assessment, approval and monitoring of credit risk across our business. The group is managed centrally, has dedicated teams in a number of locations worldwide across our businesses, and is responsible for related policies and procedures, and for our internal credit-rating systems and methodologies. In addition, the group, in conjunction with the business units, establishes measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual industries, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
In conjunction with other groups in ERM, the Credit and Global Markets Risk group is jointly responsible for the design, implementation and oversight of our credit risk measurement and management systems, including data and assessment systems, quantification systems and the reporting framework.
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
This due diligence process generally includes the assignment of an internal credit rating, which is determined by the use of internally developed and validated methodologies, scorecards and a 15-grade rating scale. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment; qualitative and quantitative inputs are captured in a replicable manner and, following a formal review and approval process, an internal credit rating based on our rating scale is assigned. Credit ratings are reviewed and approved by the Credit and Global Markets Risk group or designees within ERM. To facilitate comparability across the portfolio, counterparties within a given sector are rated using a risk-rating tool developed for that sector.
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
Pursuant to the Basel III rule, we are permitted to reflect the application of credit risk mitigation which may include, for example, guarantees, collateral, netting, secured interests in non-financial assets and credit default swaps. We do not actively use credit default swaps as a risk mitigation tool, although it increasingly applies the recognition of guarantees, collateral and security over non-financial assets to mitigate overall risk within its counterparty credit portfolio.
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
The analysis and approval of credit limits is undertaken in a consistent manner across our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying exposures are assessed and measured on both a gross and net basis where appropriate, with net exposure determined by deducting the value of any collateral held. For certain types of risk being assumed, we will also assess and measure exposures under a variety of hypothetical market conditions. Credit limit approvals across our business are undertaken by the Credit and Global Markets Risk group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
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
Monitoring
Regular surveillance of credit and counterparty risks is undertaken by our business units, the Credit and Global Markets Risk group and designees with ERM, allowing for frequent and extensive oversight. This surveillance process includes, but is not limited to, the following components:

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
The Credit and Global Markets Risk group maintains primary responsibility for our watch list processes, and generates a monthly report of all watch list counterparties. The watch list is formally reviewed at least on a quarterly basis, with participation from senior ERM staff, and representatives from the business units and our corporate finance and legal groups as appropriate. These meetings include a review of individual watch list counterparties, together with credit limits and prevailing exposures, and are focused on actions to contain, reduce or eliminate the risk of loss to us. Identified actions are documented and monitored.
Controls
GCR provides a separate level of surveillance and oversight over the integrity of our credit risk management processes, including the internal risk-rating system. GCR reviews counterparty credit ratings for all identified sectors on an ongoing basis. GCR is subject to oversight by the CRPC, and provides periodic updates to the Board’s RC.
Specific activities of GCR include the following:

•	Perform separate and objective assessments of our credit and counterparty exposures to determine the nature and extent of risk undertaken by the business units;

•
Execute periodic credit process and credit product reviews to assess the quality of credit analysis, compliance with policies, guidelines and relevant regulation, transaction structures and underwriting standards, and risk-rating integrity;

•	Identify and monitor developing counterparty, market and/or industry sector trends to limit risk of loss and protect capital;

•	Deliver regular and formal reporting to stakeholders, including exam results, identified issues and the status of requisite actions to remedy identified deficiencies;

•	Allocate resources for specialized risk assessments (on an as-needed basis); and

•	Liaise with assurance partners and regulatory personnel on matters relating to risk rating, reporting and measurement.

State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Reserve for Credit Losses
We maintain an allowance for loan and lease losses to support our on-balance sheet credit exposures. We also maintain a reserve for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the reserve for credit losses. Review and evaluation of the adequacy of the reserve for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and economic conditions and their effect on our counterparties. Additional information about the allowance for loan losses is provided in Note 4 to the consolidated financial statements in this Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF (a direct subsidiary of the Parent Company), as discussed in "Supervision and Regulation" in Business in this Form 10-K, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of December 31, 2019, the value of our Parent Company's net liquid assets totaled $428 million, compared with $486 million as of December 31, 2018, which amount does not include available liquidity through SSIF. As of December 31, 2019, our Parent Company and State Street Bank had approximately $1.7 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.

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
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan (CFP), and routine management reporting to ALCO, MRAC and the Board's RC.
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

•
Tactical liquidity management addresses our day-to-day funding requirements and is largely driven by changes in our primary source of funding, which are client deposits. Fluctuations in client deposits may be supplemented with short-term borrowings, repurchase agreements, FHLB products and certificates of deposit.

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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended December 31, 2019 and December 31, 2018, daily average LCR for the Parent Company was 110% and 108%, respectively. The average HQLA for the Parent Company under the LCR final rule definition was $100.23 billion and $91.67 billion, post-prescribed haircuts, for the quarters ended December 31, 2019 and December 31, 2018, respectively. The increase in average HQLA for the quarter ended December 31, 2019, compared to the quarter ended December 31, 2018, was primarily a result of an increase in HQLA purchases as part of the repositioning of the investment portfolio.

State Street Corporation | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $41.56 billion at the Federal Reserve, the ECB and other non-U.S. central banks as of December 31, 2019, compared to $44.17 billion as of December 31, 2018. The lower levels of average cash balances with central banks reflect an increase in the investment portfolio.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of December 31, 2019, we had no outstanding borrowings from the FHLB. As of December 31, 2018, we had approximately $2 billion of outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2019 and December 31, 2018, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $76.94 billion for the quarter ended December 31, 2019, compared to $65.94 billion for the quarter ended December 31, 2018.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $29.70 billion and $28.95 billion and standby letters of credit totaling $3.32 billion and $2.99 billion as of December 31, 2019 and December 31, 2018, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2019, approximately 73% of our unfunded commitments to extend credit and 10% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation" in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both December 31, 2019 and December 31, 2018, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.10 billion and $1.08 billion as of December 31, 2019 and December 31, 2018, respectively.

State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.08 billion, as of December 31, 2019, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both December 31, 2019 and December 31, 2018, there was no balance outstanding on this line of credit.
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
On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030 in a public offering.
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

TABLE 31: CREDIT RATINGS
As of December 31, 2019
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	A1	AA-
Subordinated debt	A-	A2	A+
Junior subordinated debt	BBB	A3	NR
Preferred stock	BBB	Baa1	BBB
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa3	AA
Subordinated debt	A	Aa3	A+
Outlook	Stable	Stable	Stable

State Street Corporation | 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 32: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2019, except for the interest portions of long-term debt and finance leases.

TABLE 32: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2019	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$1,691	$1,492	$4,340	$4,850	$12,373
Operating leases	183	344	251	356	1,134
Finance lease obligations(2)	41	82	31	—	154
Tax liability	—	—	23	24	47
Total contractual cash obligations	$1,915	$1,918	$4,645	$5,230	$13,708

(1) Long-term debt excludes finance lease obligations (presented as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2019.
(2) Additional information about contractual cash obligations related to long-term debt and operating and finance leases is provided in Notes 9 and 20 to the consolidated financial statements in this Form 10-K.
Total contractual cash obligations shown in Table 32: Long-Term Contractual Cash Obligations do not include:

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

•
Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2019 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 32: Long-Term Contractual Cash Obligations.

TABLE 33: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2019
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$367,901	$—	$—	$—	$367,901
Unfunded credit facilities	18,737	6,221	4,312	427	29,697
Standby letters of credit	326	1,920	1,065	13	3,324
Purchase obligations(2)	90	162	19	20	291
Total commercial commitments	$387,054	$8,303	$5,396	$460	$401,213

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

State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.
Governance
Our Board is responsible for the approval and oversight of our overall operational risk framework. It does so through its TOPS, which reviews our operational risk framework and approves our operational risk policy annually.
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

•
CIS establishes the framework, policies and related programs to measure, monitor and report on information security risks, including the effectiveness of cyber-security program protections. CIS defines and manages the enterprise-wide information security program. CIS coordinates with Information Technology, control functions and business units to support the confidentiality, integrity and availability of corporate information assets. CIS identifies and employs a risk-based methodology consistent with applicable regulatory cyber-security requirements and monitors the compliance of our systems with information security policies; and

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
Risk Identification and Assessments
The objective of risk identification and assessments is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across our business using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations. Three primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:

•
The risk and control assessment program seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from these activities. These risks are typically frequent in nature but generally not severe in terms of exposure;

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
Capital Analysis
The primary measurement tool used is an internally developed loss distribution approach (LDA) model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $3.84 billion and $47.96 billion, respectively, as of December 31, 2019, compared to $3.68 billion and $46.06 billion, respectively, as of December 31, 2018; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2019, the notional amount of these derivative contracts was $2.41 trillion, of which $2.38 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We experienced two back-testing exceptions in 2019 and four back-testing exceptions in 2018. At 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year). The 2019 back-testing exceptions are therefore within statistical expectation. In 2018 heightened volatility followed a longer period of relatively benign market conditions that saw the Volatility Index routinely register as little as 10% or less. Following such periods, it is quite common for VaR models calibrated to the most recent two years of data to underestimate the trading gains or losses that are experienced as volatility trends above levels that were seen more recently.
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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2019 and 2018, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 34: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2019				Year Ended December 31, 2018
(In thousands)	Year Ended	Average	Maximum	Minimum	Year Ended	Average	Maximum	Minimum
Global Markets	$9,954	$10,235	$26,419	$5,880	$10,588	$7,354	$19,160	$2,967
Global Treasury	987	733	2,326	123	1,354	750	3,579	91
Diversification	(1,082)	(864)	(4,812)	(67)	(1,435)	(634)	(3,348)	205
Total VaR	$9,859	$10,104	$23,933	$5,936	$10,507	$7,470	$19,391	$3,263

TABLE 35: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2019				Year Ended December 31, 2018
(In thousands)	Year Ended	Average	Maximum	Minimum	Year Ended	Average	Maximum	Minimum
Global Markets	$48,089	$34,574	$55,751	$17,492	$26,512	$32,744	$58,221	$14,811
Global Treasury	5,898	3,454	8,376	842	7,683	3,659	10,177	342
Diversification	(8,289)	(3,459)	(5,962)	(1,734)	(7,919)	(4,101)	(10,179)	(325)
Total Stressed VaR	$45,698	$34,569	$58,165	$16,600	$26,276	$32,302	$58,219	$14,828

State Street Corporation | 102

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The average of our stressed VaR-based measure was approximately $35 million for the year ended December 31, 2019, compared to an average of approximately $32 million for the year ended December 31, 2018.
The average stressed VaR-based measure as of December 31, 2019 was relatively unchanged compared to December 31, 2018. Our stressed VaR-based measure increased as of December 31, 2019 compared to December 31, 2018, primarily due to larger FX net open positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2019 and 2018, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 36: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2019(2)		As of December 31, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Foreign Exchange Risk	Interest Rate Risk
By component:
Global Markets	$5,447	$6,266	$2,679	$11,850
Global Treasury	24	966	53	1,377
Diversification	(23)	(995)	(39)	(1,436)
Total VaR	$5,448	$6,237	$2,693	$11,791

TABLE 37: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2019(2)		As of December 31, 2018
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Foreign Exchange Risk	Interest Rate Risk
By component:
Global Markets	$8,427	$61,792	$10,465	$23,324
Global Treasury	59	6,258	74	8,202
Diversification	(61)	(8,681)	(132)	(7,835)
Total Stressed VaR	$8,425	$59,369	$10,407	$23,691

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
(2) As of December 31, 2019, we had no ten-day VaR or ten-day stressed VaR associated with volatility risk.
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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Table 38, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2019 and December 31, 2018. Our December 31, 2019 baseline forecast includes the expectation of one rate cut by the Federal Reserve over the next 12 months.

State Street Corporation | 103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 38: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2019		December 31, 2018
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	1.75%	1.92%	2.50%	2.68%
12-month forward rates	1.50	1.95	3.00	2.99
In Table 39: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.

TABLE 39: NET INTEREST INCOME SENSITIVITY
	December 31, 2019			December 31, 2018
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$67	$175	$242	$136	$235	$371
–100 bps shock	(214)	81	(133)	(210)	27	(183)
Steeper yield curve:
+100 bps shift in long-end rates	176	6	182	108	19	127
-100 bps shift in short-end rates	(16)	86	70	(68)	44	(24)
Flatter yield curve:
+100 bps shift in short-end rates	(97)	170	73	31	218	249
-100 bps shift in long-end rates	(184)	(6)	(190)	(135)	(18)	(153)
As of December 31, 2019, NII remains positioned to benefit from a parallel rise in interest rates and is exposed to a parallel decline in interest rates. Compared to December 31, 2018, our NII is less sensitive to parallel rate increases and decreases, driven by changes to the composition of U.S. deposits and derivative hedging activity intended to reduce the impact of lower rates in the U.S.
U.S dollar NII sensitivity as of December 31, 2019 similarly remains poised to benefit from a parallel rise in interest rates and is exposed to a parallel decline in U.S. interest rates. Compared to December 31, 2018, our U.S. dollar NII benefit to higher rates has declined, largely driven by the composition of U.S. deposits, higher deposit betas and derivative hedging activity. NII exposure to lower U.S. rates has remained stable since December 31, 2018 as reduced sensitivities to short-end rates is offset by increased exposure to long-end rates. The reduced NII sensitivity to lower short-end U.S. rates is driven by changes to the composition of U.S. deposits and cash flow hedging activity, while increased NII exposure to lower long-end U.S. rates is driven by higher levels of mortgage-backed securities in the investment portfolio.
We are still positioned to benefit from changes in non-U.S. interest rates, with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to December 31, 2018, our non-U.S. benefit to higher rates has decreased, while the benefit to lower rates has increased. The decreased NII benefit to higher rates is driven by Euro deposit pricing actions, in addition to the impact of changes to the treatment of excess reserves by the European Central Bank and Swiss National Bank. The increased benefit to lower rates is largely a result of the aforementioned change in treatment for excess reserves.
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

TABLE 40: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2019	2018
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,966)	$(1,603)
–200 bps shock	1,292	796

State Street Corporation | 104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2019, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2018, the change in the up and down 200 bps instantaneous shocks was primarily driven by purchases of fixed-rate investment portfolio securities, partially offset by lower long-end U.S. rates.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change.
Model Risk Management
The use of models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a source of risk. In large banking organizations like us, model results influence business decisions, and model failure could have a harmful effect on our financial performance. As a result, the MRM Framework seeks to mitigate our model risk.
Our MRM program has three principal components:

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
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM's MRM group. The model validation results and/or a decision by the Model Risk Committee must permit model usage or the model may not be used.
ERM’s MRM group is responsible for defining the corporate-wide model risk governance framework, maintaining policies that achieve the framework’s objectives. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model validation, model risk reporting, model performance monitoring, tracking of new model development status and committee-level review and challenge.
MRC, which is composed of senior managers responsible for representing functional areas and business units with key models across the organization, reports to MRAC, and provides guidance and oversight to the MRM function.
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
Model owners submit models to the MVG for validation on a regular basis, as per the existing policy.
Model Validation
MVG is part of MRM within ERM and performs model validations and reviews. MVG is independent, as contemplated by applicable bank regulatory requirements, of both the developers and users of the models. MVG validates models through an evaluation process that assesses the appropriateness, accuracy, and suitability of data inputs, methodologies, documentation, assumptions, and processing code. Model validation also encompasses an assessment of model performance, sensitivity, and robustness, as well as a model’s potential limitations given its particular assumptions or deficiencies. Based on the results of its review, MVG issues a model use decision and may require remedial actions and/or compensating controls on model use. MVG also maintains a model risk rating system, which assigns a risk rating to each model based on an assessment of a model's inherent and residual risks. These ratings aid in the understanding and reporting of model risk across the model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved”, “Approved with conditions”, or “Not Approved”.  There are two ways in which a model can be deemed “Not approved for Use” given a validation:  1) the aggregation of the model scoring within MRM’s Model Risk Rating System (MRRS) model is poor enough to result in a “high” rating, or 2) the scoring of one or more MRRS model element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model. Second, these

State Street Corporation | 105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be reported to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
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
Capital Adequacy Process
Our primary federal banking regulator is the Federal Reserve. Both we and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our Parent Company to maintain its status as a financial holding company. Accordingly, one of our primary objectives with respect to capital management is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the PCA guidelines established by the FDIC. Our capital management activities are conducted as part of our corporate-wide CAP and associated Capital Policy and Guidelines.
We consider capital adequacy to be a key element of our financial well-being, which affects our ability to attract and maintain client relationships; operate

State Street Corporation | 106

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

effectively in the global capital markets; and satisfy regulatory, security holders and shareholder needs. Capital is one of several elements that affect our credit ratings and the ratings of our principal subsidiaries.
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
Stress Testing
We administer a robust business-wide stress-testing program that executes multiple stress tests each year to assess the institution’s capital adequacy and/or future performance under adverse conditions. Our stress testing program is structured around what we determine to be the key risks inherent in our business, as assessed through a recurring material risk identification process. The material risk identification process represents a bottom-up approach to identifying the institution’s most significant risk exposures across all on- and off-balance sheet risk-taking activities, including credit, market, liquidity, interest rate, operational, fiduciary, business, reputation and regulatory risks. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
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
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Management group within Global Treasury is responsible for the Capital Policy and Guidelines, development of the Capital Plan, the oversight of global capital management and optimization.
The MRAC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved annually by the Board's RC.

State Street Corporation | 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Global Systemically Important Bank
We are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as G-SIBs. Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III rule.
We and our depositary institution subsidiaries are subject to the current Basel III minimum risk-based capital and leverage ratio guidelines.
Additional information about G-SIBs is provided under "Regulatory Capital Adequacy and Liquidity Standards" in "Supervision and Regulation" in Business in this Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. Provisions of the Basel III rule became effective with full implementation on January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III rule provides for two frameworks for monitoring capital adequacy: the “standardized” approach and the “advanced” approaches, applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit RWA, including specified risk weights for certain on- and off-balance sheet exposures.
The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.
The market risk capital rule requires us to use internal models to calculate daily measures of VaR, which reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk" included in this Management's Discussion and Analysis.
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
The requirement for the capital conservation buffer became effective with full implementation on January 1, 2019. Specifically, the rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a CET1 capital conservation buffer of more than 2.5% of total RWA and, if deployed during periods of excessive credit growth, a CET1 countercyclical capital buffer of up to 2.5% of total RWA, above each of the minimum CET1, tier 1, and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators. To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by the Prompt Corrective Action Framework.
The specific calculation of our and State Street Bank's risk-based capital ratios changed as the provisions of the Basel III rule related to the numerator (capital) and denominator (RWA) were phased in, and as our RWA calculated using the advanced approaches changed due to changes in methodology. These methodological changes resulted in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
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
As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period, as the provisions of the Basel III rule were phased in, the ratios presented in the table for each period are not directly comparable. Refer to the footnotes following the table.

State Street Corporation | 108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2019(1)	Basel III Standardized Approach December 31, 2019(1)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches December 31, 2019(1)	Basel III Standardized Approach December 31, 2019(1)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,636	$10,636	$10,565	$10,565	$12,893	$12,893	$12,894	$12,894
Retained earnings			21,918	21,918	20,606	20,606	13,218	13,218	14,261	14,261
Accumulated other comprehensive income (loss)			(870)	(870)	(1,332)	(1,332)	(654)	(654)	(1,112)	(1,112)
Treasury stock, at cost			(10,209)	(10,209)	(8,715)	(8,715)	—	—	—	—
Total			21,475	21,475	21,124	21,124	25,457	25,457	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,112)	(9,112)	(9,350)	(9,350)	(8,839)	(8,839)	(9,073)	(9,073)
Other adjustments(2)			(150)	(150)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			12,213	12,213	11,580	11,580	16,617	16,617	16,941	16,941
Preferred stock			2,962	2,962	3,690	3,690	—	—	—	—
Tier 1 capital			15,175	15,175	15,270	15,270	16,617	16,617	16,941	16,941
Qualifying subordinated long-term debt			1,095	1,095	778	778	1,099	1,099	776	776
Allowance for loan losses			5	90	14	83	3	90	11	83
Total capital			$16,275	$16,360	$16,062	$16,131	$17,719	$17,806	$17,728	$17,800
Risk-weighted assets:
Credit risk(3)			$54,763	$102,367	$47,738	$97,303	$51,610	$98,979	$45,565	$94,776
Operational risk(4)			47,963	NA	46,060	NA	44,138	NA	44,494	NA
Market risk			1,638	1,638	1,517	1,517	1,638	1,638	1,517	1,517
Total risk-weighted assets			$104,364	$104,005	$95,315	$98,820	$97,386	$100,617	$91,576	$96,293
Adjusted quarterly average assets			$219,624	$219,624	$211,924	$211,924	$216,397	$216,397	$209,413	$209,413

Capital Ratios:	Minimum Requirement 2019 (including G-SIB and CCB)(5)	Minimum Requirement 2018 (including G-SIB and CCB)(6)
Common equity tier 1 capital	8.5%	7.5%	11.7%	11.7%	12.1%	11.7%	17.1%	16.5%	18.5%	17.6%
Tier 1 capital	10.0	9.0	14.5	14.6	16.0	15.5	17.1	16.5	18.5	17.6
Total capital	12.0	11.0	15.6	15.7	16.9	16.3	18.2	17.7	19.4	18.5

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for low Income housing tax credits (LIHTC).
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
(5) 2019 Minimum Requirements including Capital Conservation Buffer and G-SIB Surcharge.
(6) 2018 Minimum Requirements including Capital Conservation Buffer and G-SIB Surcharge.
NA Not applicable

State Street Corporation | 109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital increased $0.63 billion as of December 31, 2019 compared to December 31, 2018, primarily driven by net income and accumulated other comprehensive income in the year ended December 31, 2019, partially offset by common stock repurchases and capital distributions from common and preferred stock dividends.
Our tier 1 capital decreased $0.10 billion as of December 31, 2019 compared to December 31, 2018 under both the advanced approaches and standardized approach due to the redemption of all outstanding Series E preferred stock and changes in our CET1 capital. Total capital increased under the advanced approaches and standardized approach by $0.21 billion and $0.23 billion, respectively, due to the changes in our tier 1 and tier 2 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the years ended December 31, 2019 and 2018.

TABLE 42: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December, 31, 2019	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,580	$11,580	$12,204	$12,204
Net income	2,242	2,242	2,599	2,599
Changes in treasury stock, at cost	(1,494)	(1,494)	314	314
Dividends declared	(939)	(939)	(853)	(853)
Goodwill and other intangible assets, net of associated deferred tax liabilities	238	238	(2,473)	(2,473)
Effect of certain items in accumulated other comprehensive income (loss)	462	462	(360)	(360)
Other adjustments	124	124	149	149
Changes in common equity tier 1 capital	633	633	(624)	(624)
Common equity tier 1 capital balance, end of period	12,213	12,213	11,580	11,580
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,270	15,270	15,382	15,382
Change in common equity tier 1 capital	633	633	(624)	(624)
Net issuance of preferred stock	(728)	(728)	494	494
Other adjustments	—	—	18	18
Changes in tier 1 capital	(95)	(95)	(112)	(112)
Tier 1 capital balance, end of period	15,175	15,175	15,270	15,270
Tier 2 capital:
Tier 2 capital balance, beginning of period	792	861	985	1,053
Net issuance and changes in long-term debt qualifying as tier 2	317	317	(202)	(202)
Changes in Allowance for loan losses and other	(9)	7	10	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	308	324	(193)	(192)
Tier 2 capital balance, end of period	1,100	1,185	792	861
Total capital:
Total capital balance, beginning of period	16,062	16,131	16,367	16,435
Changes in tier 1 capital	(95)	(95)	(112)	(112)
Changes in tier 2 capital	308	324	(193)	(192)
Total capital balance, end of period	$16,275	$16,360	$16,062	$16,131

(1) Under the applicable bank regulatory rules, we are not required to and, accordingly, did not revise previously-filed reported capital metrics and ratios following the change in accounting for LIHTC.

State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2019 and 2018.

TABLE 43: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2019	Basel III Advanced Approaches December 31, 2018	Basel III Standardized Approach December 31, 2019	Basel III Standardized Approach December 31, 2018
Total risk-weighted assets, beginning of period(1)	$95,315	$99,156	$98,820	$102,683
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	3,470	(940)	3,882	(2,887)
Net increase (decrease) in loans	2,586	(12)	809	3,104
Net increase (decrease) in securitization exposures	(140)	(3,666)	(140)	(3,666)
Net increase (decrease) in repo-style transaction exposures	(45)	(19)	365	(3,156)
Net increase (decrease) in over-the-counter derivatives exposures	26	(1,170)	(1,124)	(46)
Net increase (decrease) in all other(2)(3)	1,128	1,545	1,272	2,605
Net increase (decrease) in credit risk-weighted assets	7,025	(4,262)	5,064	(4,046)
Net increase (decrease) in market risk-weighted assets	121	183	121	183
Net increase (decrease) in operational risk-weighted assets	1,903	238	N/A	N/A
Total risk-weighted assets, end of period	$104,364	$95,315	$104,005	$98,820

(1) Standardized approach RWA as of the periods noted above were calculated using our estimates, based on our then current interpretation of the Basel III rule.
(2) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures and 6% credit risk supervisory charge.
(3) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of December 31, 2019, total advanced approaches RWA increased $9.05 billion compared to December 31, 2018, primarily due to increases in both credit RWA and operational risk RWA. The increase in credit RWA was primarily driven by an increase in investment securities RWA, primarily due to higher exposures to agency MBS and corporates. Additionally, loans RWA increased primarily due to higher lending activity.
As of December 31, 2019, total standardized approach RWA increased $5.19 billion compared to December 31, 2018, primarily due to higher credit RWA. The main drivers of the credit RWA change were increased investment securities RWA, other RWA and loans RWA, partially offset by a reduction in derivative exposure RWA.
The regulatory capital ratios as of December 31, 2019, presented in Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2019, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Due to the influence of changes in these advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, specific to us or market activities or experiences or other updates or factors, we expect that our advanced systems and our capital ratios calculated in conformity with the Basel III rule will change and may be volatile over time, and that those latter changes or volatility could be material as calculated and measured from period to period. The full effects of the Basel III rule on us and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making.

State Street Corporation | 111

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Tier 1 and Supplementary Leverage Ratios
The SLR rule requires that, as of January 1, 2018, (i) State Street Bank maintains an SLR of at least 6.0% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action Framework and (ii) we maintain an SLR of at least 5.0% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, we are subject to a well capitalized tier 1 leverage ratio requirement of 5.0%.

TABLE 44: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2019	December 31, 2018
State Street:
Tier 1 capital	$15,175	$15,270
Average assets	228,886	221,350
Less: adjustments for deductions from tier 1 capital	(9,262)	(9,426)
Adjusted average assets	219,624	211,924
Off-balance sheet exposures	28,238	29,279
Total assets for SLR	$247,862	$241,203
Tier 1 leverage ratio(1)	6.9%	7.2%
Supplementary leverage ratio	6.1	6.3

State Street Bank:
Tier 1 capital	$16,617	$16,941
Average assets	225,234	218,402
Less: adjustments for deductions from tier 1 capital	(8,837)	(8,989)
Adjusted average assets	216,397	209,413
Off-balance sheet exposures	28,266	29,368
Total assets for SLR	$244,663	$238,781
Tier 1 leverage ratio (1)	7.7%	8.1%
Supplementary leverage ratio	6.8	7.1

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III rule.
Total Loss-Absorbing Capacity (TLAC)
We requested and received from the Federal Reserve, a one-year extension from January 1, 2019 to January 1, 2020, for compliance with the LTD SLR requirements of the TLAC final rule. In granting the extension request, the Federal Reserve noted that the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018. Under this legislation, the Federal Reserve and the other U.S. federal banking agencies must promulgate rules to exclude certain central bank placements from the calculation of SLR for custodial banks such as us. The Federal Reserve and the other U.S. federal banking agencies adopted that final rule in November 2019; the rule becomes effective on April 1, 2020. Accordingly, we requested and received an additional three-month extension from January 1, 2020 to April 1, 2020, for compliance with the LTD SLR requirements of the rule. This regulatory change is expected to reduce the LTD we are required to hold as calculated under the current requirements, and we estimate that, had those reduced LTD requirements been in effect, we would have been in compliance with the LTD SLR at December 31, 2019.
The following table presents external LTD and external TLAC as of December 31, 2019. On January 24, 2020 we issued $750 million aggregate principal amount of 2.400% Senior Notes due in 2030.

TABLE 45: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2019
(Dollars in millions)	Actual		Requirement(1)
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$25,857	24.8%	$22,438	21.5%
Supplemental leverage ratio	25,857	10.4	23,547	9.5
Long term debt:
Risk-weighted assets	9,936	9.5	7,827	7.5
Supplemental leverage ratio	9,936	4.0	11,154	4.5

(1) We requested and received from the Federal Reserve, an extension from January 1, 2019 to April 1, 2020, for compliance with the LTD SLR requirements of the rule.
Additional information about TLAC is provided under "Total Loss-Absorbing Capacity" in "Supervision and Regulation" in Business in this Form 10-K.
Regulatory Developments
In April 2018, the Federal Reserve Board (FRB) issued a proposed rule which would replace the current 2.0% SLR buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In addition, the FRB has issued a separate proposed rule replacing the current 2.5% capital conservation buffer with a firm specific buffer (referred to as the Stress Capital Buffer (SCB)), updated annually and tailored to reflect the results of the most recent Federal Reserve’s CCAR supervisory severely adverse scenario stress test. The proposal also introduces a Stress Leverage Buffer (SLB) applicable to the tier 1 leverage ratio. Changes to the final rules, if and when proposed, may be material and the application of the proposed rule involves estimates which cannot reasonably be made at the present time. Consequently, we have not estimated the impact of the proposed rule.

State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In November 2019, the Federal Reserve and the other U.S. federal banking agencies adopted a final rule that establishes a deduction for central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule becomes effective on April 1, 2020. In the quarter ended December 31, 2019, we estimated $48.87 billion of average balances held on deposit at central banks will be excluded from the SLR denominator under our interpretation of the rule, which would impact the SLR by approximately 150 bps. The TLAC and LTD that State Street is required to hold as calculated under the current requirements will also be reduced as a consequence of the rule.
Also in November 2019, the Federal Reserve and other US federal banking agencies issued a final rule for the Standardized Approach to Counterparty Credit Risk. This change would replace the current exposure method for calculating EAD for over-the-counter derivatives with a new approach. Our over-the-counter derivatives exposures would be subject to this new methodology. We have not estimated the impact of the final rule as its expected effective date is in 2022 and is expected to be accompanied by other revisions to the Basel III regime.
For additional information about regulatory developments, refer to the "Regulatory Capital Adequacy and Liquidity Standards" section of "Supervision and Regulation" in Business in this Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2019:

TABLE 46: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2019 (In millions)	Redemption Date(1)
Series C	August 2012	20,000,000	$500	1/4,000th	$100,000	$25	5.25%	Quarterly: March, June, September and December	$491	September 15, 2017
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	742	March 15, 2024
Series F	May 2015	750,000	750	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%	Semi-annually: March and September	742	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

(1) On the redemption date, or any dividend payment date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
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

State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In the fourth quarter of 2019, we requested and received approval from the Federal Reserve to redeem our outstanding Series E non-cumulative perpetual preferred stock. We redeemed all outstanding shares as of December 15, 2019 at a redemption price of $750 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference between the redemption value and the net carrying value of $22 million resulted in an EPS impact of approximately ($0.06) per share in 2019.
On February 12, 2020, we announced that we will redeem all 5,000 of our outstanding shares of our non-cumulative perpetual preferred stock, Series C, for cash at a redemption price of $100,000 per share (equivalent to $25.00 per depositary share) plus all declared and unpaid dividends. The redemption price will be payable on March 16, 2020, and this redemption will be reflected in our first quarter 2020 results of operations.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 47: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,000	1.52	45
Series F	5,250	52.50	40	5,250	52.50	40
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	1,219	12.18	6
Total			$210			$188
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 under the 2019 Program.
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
The table below presents the activity under our common stock purchase program during the year ended December 31, 2019:

TABLE 48: SHARES REPURCHASED
	Year Ended December 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	8.8	$67.97	$600
2019 Program	16.1	62.28	1,000
Total	24.9	64.30	$1,600
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 49: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.98	$728	$1.78	$665

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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $367.90 billion and $342.34 billion as of December 31, 2019 and December 31, 2018, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $385.43 billion and $357.89 billion as collateral for indemnified securities on loan as of December 31, 2019 and December 31, 2018, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $385.43 billion and $357.89 billion, referenced above, $45.66 billion and $42.61 billion was invested in indemnified repurchase agreements as of December 31, 2019 and December 31, 2018, respectively. We or our agents held $48.89 billion and $45.06 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2019 and December 31, 2018, respectively.
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
Management reviews goodwill for impairment annually or more frequently if circumstances arise or events occur that indicate an impairment of the carrying amount may exist. We begin our review by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events that may indicate impairment include: significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. If we conclude from the qualitative assessment of goodwill impairment that it is more likely than not that a reporting unit’s fair value is greater than its carrying amount, quantitative tests are not required. However, if we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we complete a quantitative assessment to determine if there is goodwill impairment. We may elect to bypass the qualitative assessment and complete a quantitative assessment in any given year.
In 2019, due to the passage of time since the last quantitative test, we elected to bypass the qualitative assessment and we assessed goodwill for impairment using a quantitative approach.  We determined there was no goodwill impairment in 2019.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate

State Street Corporation | 116

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process.  First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset's net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value.  We evaluate intangible assets for indicators of impairment on a quarterly basis. There were no impairments taken on other intangible assets in 2019.
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

State Street Corporation | 117

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Corporation has elected to change its method of accounting for investments in low income housing tax credits from the equity method of accounting to the proportional amortization method of accounting in each of the three years in the period ended December 31, 2019.
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

State Street Corporation | 118

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Servicing Fee Revenue
Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.1 billion for the year ended December 31, 2019. As disclosed in Notes 24 and 25 of the consolidated financial statements, servicing fee revenue involves revenue streams from various products which include custody, product and participant level accounting, transfer agency, daily pricing and administration, master trust and master custody, depotbank services (a fund oversight role created by non-US regulation), record-keeping, cash management, and investment manager operations outsourcing. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.
Auditing servicing fee revenue was complex and involved significant audit effort due to the non-standard nature of the Corporation’s contracts, the volume of contracts, the impact of contract renegotiations on accrued servicing fees, and the number of different processes used to recognize revenue.

How We Addressed the Matter in Our Audit
We identified and obtained an understanding of the processes used by the Corporation to recognize revenue transactions. We evaluated the design and tested the operating effectiveness of controls over the Corporation’s processes for recognizing servicing fee revenue, including, among others, controls over the review of client contracts, the calculations of the key drivers of revenue (e.g., assets under custody) and the flow of this information from the business teams negotiating contract amendments to the department accruing revenue.
Among other procedures, to test servicing fee revenue, we selected a sample of client contracts and analyzed the contracts to determine whether terms that may have an impact on revenue recognition, including performance obligations and specified fees, were identified and properly considered in the evaluation of the accounting for the contracts and reperformed the calculation of revenue for a sample of revenue transactions. We also agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue. We inquired of the business teams involved in contract negotiations for a selection of clients to assess the state of those negotiations and any effect on accrued servicing fees. We obtained third party confirmation of the client balance due for a sample of servicing fees receivable.

/s/ Ernst & Young LLP
We have served as the Corporation's auditor since 1972.
Boston, Massachusetts
February 20, 2020

State Street Corporation | 119

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2019		2018		2017
Fee revenue:
Servicing fees	$5,074		$5,421		$5,365
Management fees	1,771		1,851		1,616
Foreign exchange trading services	1,111		1,201		1,071
Securities finance	471		543		606
Software and processing fees	720		438		343
Total fee revenue	9,147		9,454		9,001
Net interest income:
Interest income	3,941		3,662		2,908
Interest expense	1,375		991		604
Net interest income	2,566		2,671		2,304
Other income:
Gains (losses) from sales of available-for-sale securities, net	(1)		9		(39)
Other income	44		(3)		—
Total other income	43	—	6	—	(39)
Total revenue	11,756		12,131		11,266
Provision for loan losses	10		15		2
Expenses:
Compensation and employee benefits	4,541		4,780		4,394
Information systems and communications	1,465		1,324		1,167
Transaction processing services	983		985		838
Occupancy	470		500		461
Acquisition and restructuring costs	77		24		266
Amortization of other intangible assets	236		226		214
Other	1,262		1,176		929
Total expenses	9,034		9,015		8,269
Income before income tax expense	2,712		3,101		2,995
Income tax expense	470		508		839
Net income	$2,242		$2,593		$2,156
Net income available to common shareholders	$2,009		$2,404		$1,972
Earnings per common share:
Basic	$5.43		$6.46		$5.26
Diluted	5.38		6.39		5.19
Average common shares outstanding (in thousands):
Basic	369,911		371,983		374,793
Diluted	373,666		376,476		380,213
Cash dividends declared per common share	$1.98		$1.78		$1.60
The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 120

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income	$2,242	$2,593	$2,156
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $2, ($8) and $21, respectively	(9)	(67)	900
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $212, ($134) and $272, respectively	545	(302)	367
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $6, $9 and $16, respectively	18	24	22
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1, $2 and $3, respectively	1	4	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $9, ($17) and ($181), respectively	25	(33)	(285)
Net unrealized gains (losses) on retirement plans, net of related taxes of ($8), $8 and $8, respectively	(16)	27	24
Other comprehensive income (loss)	564	(347)	1,031
Total comprehensive income	$2,806	$2,246	$3,187

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 121

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2019	December 31, 2018
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,302	$3,212
Interest-bearing deposits with banks	68,965	73,040
Securities purchased under resale agreements	1,487	4,679
Trading account assets	914	860
Investment securities available-for-sale	53,815	45,148
Investment securities held-to-maturity (fair value of $42,157 and $41,351)	41,782	41,914
Loans (less allowance for losses of $74 and $67)	26,235	25,722
Premises and equipment (net of accumulated depreciation of $4,367 and $4,152)	2,282	2,214
Accrued interest and fees receivable	3,231	3,203
Goodwill	7,556	7,446
Other intangible assets	2,030	2,369
Other assets	34,011	34,789
Total assets	$245,610	$244,596
Liabilities:
Deposits:
Non-interest-bearing	$34,031	$44,804
Interest-bearing - U.S.	77,504	66,235
Interest-bearing - non-U.S.	70,337	69,321
Total deposits	181,872	180,360
Securities sold under repurchase agreements	1,102	1,082
Other short-term borrowings	839	3,092
Accrued expenses and other liabilities	24,857	24,232
Long-term debt	12,509	11,093
Total liabilities	221,179	219,859
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	—	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 357,389,416 and 379,946,724 shares outstanding	504	504
Surplus	10,132	10,061
Retained earnings	21,918	20,553
Accumulated other comprehensive income (loss)	(876)	(1,356)
Treasury stock, at cost (146,490,226 and 123,932,918 shares)	(10,209)	(8,715)
Total shareholders’ equity	24,431	24,737
Total liabilities and shareholders' equity	$245,610	$244,596

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 122

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2016	$3,196	503,880	$504	$9,782	$17,433	$(2,040)	121,941	$(7,682)	$21,193
Net income					2,156				2,156
Other comprehensive income (loss)						1,031			1,031
Cash dividends declared:
Common stock - $1.60 per share					(596)				(596)
Preferred stock					(182)				(182)
Common stock acquired							16,788	(1,450)	(1,450)
Common stock awards exercised				16			(2,503)	104	120
Other				1	(2)		4	(1)	(2)
Balance at December 31, 2017	$3,196	503,880	$504	$9,799	$18,809	$(1,009)	136,230	$(9,029)	$22,270
Net income					2,593				2,593
Other comprehensive income (loss)						(347)			(347)
Preferred stock issued	494								494
Common stock issued				586			(13,244)	564	1,150
Cash dividends declared:
Common stock - $1.78 per share					(665)				(665)
Preferred stock					(188)				(188)
Common stock acquired							3,324	(350)	(350)
Common stock awards exercised				44			(2,389)	101	145
Other				(368)	4		12	(1)	(365)
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					2,242				2,242
Other comprehensive income (loss)						564			564
Preferred stock redeemed	(728)				(22)				(750)
Cash dividends declared:
Common stock - $1.98 per share					(728)				(728)
Preferred stock					(210)				(210)
Common stock acquired							24,884	(1,600)	(1,600)
Common stock awards exercised				95			(2,295)	103	198
Other				(24)	(1)		(32)	3	(22)
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 123

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2019	2018	2017
Operating Activities:
Net income	$2,242	$2,593	$2,156
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(130)	(136)	92
Amortization of other intangible assets	236	226	214
Other non-cash adjustments for depreciation, amortization and accretion, net	1,101	977	871
Losses (gains) related to investment securities, net	1	(6)	39
Change in trading account assets, net	(54)	233	(69)
Change in accrued interest and fees receivable, net	(28)	26	(455)
Change in collateral deposits, net	287	7,326	1,819
Change in unrealized losses (gains) on foreign exchange derivatives, net	2,034	(1,836)	3,267
Change in other assets, net	(713)	(22)	(1,334)
Change in accrued expenses and other liabilities, net	294	394	33
Other, net	420	400	307
Net cash provided by operating activities	5,690	10,175	6,940
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	4,075	(5,813)	3,708
Net decrease (increase) in securities purchased under resale agreements	3,192	(1,438)	(1,285)
Proceeds from sales of available-for-sale securities	5,642	26,082	12,439
Proceeds from maturities of available-for-sale securities	20,407	14,645	28,878
Purchases of available-for-sale securities	(38,164)	(31,814)	(34,841)
Proceeds from maturities of held-to-maturity securities	10,390	6,296	4,028
Purchases of held-to-maturity securities	(6,938)	(6,539)	(8,772)
Net (increase) in loans and leases	(519)	(2,461)	(3,511)
Business acquisitions, net of cash acquired	(54)	(2,595)	—
Purchases of equity investments and other long-term assets	(647)	(326)	(233)
Purchases of premises and equipment, net	(730)	(609)	(637)
Proceeds from sale of joint venture investment	—	—	172
Other, net	720	76	102
Net cash (used in) provided by investing activities	(2,626)	(4,496)	48
Financing Activities:
Net (decrease) increase in time deposits	(11,255)	6,673	(15,306)
Net increase (decrease) in all other deposits	12,767	(11,209)	13,040
Net (decrease) increase in other short-term borrowings	(2,233)	188	(1,999)
Proceeds from issuance of long-term debt, net of issuance costs	1,495	995	747
Payments for long-term debt and obligations under finance leases	(402)	(1,461)	(493)
Payments for redemption of preferred stock	(750)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	495	—
Proceeds from issuance of common stock, net of issuance costs	—	1,150	—
Repurchases of common stock	(1,585)	(350)	(1,292)
Excess tax benefit related to stock-based compensation	—	—
Repurchases of common stock for employee tax withholding	(81)	(124)	(126)
Payments for cash dividends	(930)	(828)	(768)
Other, net	—	—	9
Net cash (used in) financing activities	(2,974)	(4,471)	(6,188)
Net increase	90	1,208	800
Cash and due from banks at beginning of period	3,212	2,004	1,204
Cash and due from banks at end of period	$3,302	$3,212	$2,004

Supplemental disclosure:
Interest paid	$1,382	$981	$593
Income taxes paid, net	510	549	345

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
We have two lines of business:
Investment Servicing provides a suite of related products and services including: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors. Our CRD business also falls within our Investment Servicing line of business and includes products and services, such as: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.
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
We consolidate subsidiaries in which we exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, generally are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in software and processing fees in our consolidated statement of income. Investments not meeting the criteria for equity-method treatment are measured at fair value through earnings, except for investments where a fair market value is not readily available, which are accounted for under the cost method of accounting.
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
Fee and Net Interest Income
The majority of fees from investment servicing, investment management, securities finance, trading services and certain types of software and processing fees are recorded in our consolidated statement of income based on the consideration specified in contracts with our customers, and excludes taxes collected from customers subsequently remitted to governmental authorities. We recognize revenue as the services are performed or at a point in time depending on the nature of the services provided. Payments made to third party service providers are generally recognized on a gross basis when we control those services and are deemed to be the principal. Additional information about revenue from contracts with customers is provided in Note 25.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	128
Investment Securities	Note	3	Page	135
Loans	Note	4	Page	141
Goodwill and Other Intangible Assets	Note	5	Page	143
Derivative Financial Instruments	Note	10	Page	147
Offsetting Arrangements	Note	11	Page	152
Contingencies	Note	13	Page	156
Variable Interest Entities	Note	14	Page	158
Equity-Based Compensation	Note	18	Page	164
Income Taxes	Note	22	Page	168
Earnings Per Common Share	Note	23	Page	169
Revenue from Contracts with Customers	Note	25	Page	172

State Street Corporation | 126

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Relevant standards that were recently issued but not yet adopted as of December 31, 2019:
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
January 1, 2020
We have assessed the impact of the standard on our consolidated financial statements. We established a steering committee which provided cross-functional governance over the project plan and key decisions. Key accounting policies were enhanced and we refined the credit loss models, processes and the associated data requirements needed to meet the standard. The majority of our exposures utilize a probability-of-default and loss-given-default methodology to estimate the credit loss reserve. Our senior secured loan portfolio remains a major driver of the allowance for credit loss, along with off-balance sheet commitments. There was no material allowance upon implementation for held-to-maturity exposures given the nature of our portfolio. Our credit loss models were approved for use by our Model Validation Group in 2019. We executed our new processes in parallel with the existing processes during 2019 to ensure that we have an appropriate control environment over the allowance for credit losses upon adoption in 2020. Upon adoption of the new guidance on January 1, 2020, no material adjustment to retained earnings was required.

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
		January 1, 2020	We have adopted the new standard as of January 1, 2020 prospectively. There are no material impacts as a result of the adoption.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The standard eliminates, amends and adds disclosure requirements for fair value measurements.	January 1, 2020
We have elected to early adopt the provisions of the new standard that eliminate or amend disclosures as of December 31, 2018 and our disclosures were modified accordingly. The remaining provisions of the standard that add disclosures have been adopted from January 1, 2020 and applied prospectively.

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
		January 1, 2020	We have adopted the new standard prospectively as of January 1, 2020. There are no material impacts as a result of the adoption.

State Street Corporation | 127

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relevant standards that were adopted in 2019:
We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted Topic 842 by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $0.9 billion and lease liabilities of approximately $1.1 billion. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office space. There were no material changes to the recognition of lease expenses in the Consolidated Statement of Income as a result of the adoption of Topic 842. For adoption, we elected Topic 842’s package of three practical expedients, and (1) did not reassess whether any expired or existing contracts are or contain leases, (2) did not reassess the lease classification for any expired or existing leases, and (3) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases, and elected the practical expedient to not separate lease and nonlease components of leases.
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

Change in Accounting Method
During the first quarter of 2019, we voluntarily changed our accounting method under the FASB ASC 323, Investments - Equity Method and Joint Ventures, for investments in low income housing tax credit (LIHTC) from the equity method of accounting to the proportional amortization method of accounting. While both methods of accounting are acceptable under U.S. GAAP, we believe the proportional method is preferable because it more fairly represents the economics of LIHTC investments, which are made primarily for the purpose of receiving tax credits and other tax benefits. In addition, this method aligns to the method typically used by the companies within our industry which have similar investments. In addition to the change in the timing of the recognition of income on LIHTC investments, amortization of the LIHTC investments is now recorded fully within the Income tax expense (benefit) line instead of the software and processing fees line on the consolidated statements of operations. As part of our change in accounting, all prior periods were revised to reflect the change. Additional information about the effect of the changes on the financial statement line items for prior periods is provided by Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 2, 2019.
Since the change in accounting method was effective in the first quarter of 2019 and the financial results under the equity method of accounting as compared to the proportional amortization method of accounting would not affect future management decisions, we did not undertake the operational effort and cost to maintain separate systems of record for the equity method of accounting to enable a calculation of the impact of the change subsequent to the first quarter of 2019. However, we estimate that software and processing fees and income tax expense (benefit) would have both been lower had we continued to use the equity method, resulting in an immaterial impact to net income and earnings per share.
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
Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Our level 1 financial assets and liabilities primarily include positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities. Our level 1 financial assets also include actively traded exchange- traded equity securities.
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
Fair value for our AFS investment securities categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows and, where information is available, back- testing.
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2019 and 2018.
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

•
The fair value of our investment securities categorized in level 3 is measured using information obtained from third-party sources, typically non-binding broker/dealer quotes, or through the use of internally-developed pricing models. Management has evaluated its methodologies used to measure fair value and has considered the level of observable market information to be insufficient to categorize the securities in level 2.

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	146	173	—		319
Other	21	540	—		561
Total trading account assets	201	713	—		914
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,487	—	—		3,487
Mortgage-backed securities	—	17,838	—		17,838
Total U.S. Treasury and federal agencies	3,487	17,838	—		21,325
Asset-backed securities:
Student loans	—	531	—		531
Credit cards	—	89	—		89
Collateralized loan obligations	—	—	1,820		1,820
Total asset-backed securities	—	620	1,820		2,440
Non-U.S. debt securities:
Mortgage-backed securities	—	1,980	—		1,980
Asset-backed securities	—	1,292	887		2,179
Government securities	—	12,373	—		12,373
Other(2)	—	8,613	45		8,658
Total non-U.S. debt securities	—	24,258	932		25,190
State and political subdivisions	—	1,783	—		1,783
Collateralized mortgage obligations	—	104	—		104
Other U.S. debt securities	—	2,973	—		2,973
Total available-for-sale investment securities	3,487	47,576	2,752		53,815
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,136	4	$(10,391)	4,749
Interest rate contracts	—	8	—	(4)	4
Total derivative instruments	—	15,144	4	(10,395)	4,753
Other	—	504	—	—	504
Total assets carried at fair value	$3,688	$63,937	$2,756	$(10,395)	$59,986
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$5	$—	$—	$—	$5
Derivative instruments:
Foreign exchange contracts	$3	$15,144	$3	$(8,918)	6,232
Interest rate contracts	6	43	—	(4)	45
Other derivative contracts	—	182	—	—	182
Total derivative instruments	9	15,369	3	(8,922)	6,459
Total liabilities carried at fair value	$14	$15,369	$3	$(8,922)	$6,464

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.31 billion and $0.84 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2019, the fair value of other non-U.S. debt securities included $5.50 billion of supranational and non-U.S. agency bonds, $1.78 billion of corporate bonds and $0.68 billion of covered bonds.

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
(2) As of December 31, 2018, the fair value of other non-U.S. debt securities included $3.20 billion of supranational and non-U.S. agency bonds, $1.33 billion of corporate bonds and $1.30 billion of covered bonds.

State Street Corporation | 131

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present activity related to our level 3 financial assets during the years ended December 31, 2019 and 2018, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2019 and 2018, transfers into level 3 were primarily related to collateralized loan obligations, collateralized mortgage obligations and non-U.S. debt securities, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the years ended December 31, 2019 and 2018, transfers out of level 3 were mainly related to certain ABS, MBS, municipal bonds and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2019
	Fair Value as of December 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$123	$—	$—	$—	$(123)	$—
Asset-backed securities:
Collateralized loan obligations	593	1	—	1,065	—	(342)	503	—	1,820
Total asset-backed securities	593	1	—	1,065	—	(342)	503	—	1,820
Non-U.S. debt securities:
Asset-backed securities	631	—	(9)	340	—	(36)	—	(39)	887
Other	58	—	(1)	—	—	—	—	(12)	45
Total non-U.S. debt securities	689	—	(10)	340	—	(36)	—	(51)	932
State and political subdivisions	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	2	—	—	—	—	(2)	—	—	—
Total Available-for-sale investment securities	1,284	1	(10)	1,528	—	(380)	503	(174)	2,752
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(15)	—	16	—	(1)	—	—	4	$(11)
Total derivative instruments	4	(15)	—	16	—	(1)	—	—	4	(11)
Total assets carried at fair value	$1,288	$(14)	$(10)	$1,544	$—	$(381)	$503	$(174)	$2,756	$(11)

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
State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2018
	Fair Value as of December 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2018(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2018
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,358	$4	$(7)	$351	$(636)	$(268)	$—	$(209)	$593
Total asset-backed securities	1,358	4	(7)	351	(636)	(268)	—	(209)	593
Non-U.S. debt securities:
Mortgage-backed securities	119	—	—	—	—	—	—	(119)	—
Asset-backed securities	402	—	(14)	495	(310)	(56)	114	—	631
Other	204	—	(6)	13	(59)	(30)	—	(64)	58
Total non-U.S. debt securities	725	—	(20)	508	(369)	(86)	114	(183)	689
State and political subdivisions	43	—	—	—	(37)	(1)	—	(5)	—
Collateralized mortgage obligations	—	—	—	—	—	(6)	8	—	2
Total Available-for-sale investment securities	2,126	4	(27)	859	(1,042)	(361)	122	(397)	1,284
Other assets:
Derivative instruments:
Foreign exchange contracts	1	(3)	—	6	—	—	—	—	4	$(3)
Total derivative instruments	1	(3)	—	6	—	—	—	—	4	(3)
Total assets carried at fair value	$2,127	$1	$(27)	$865	$(1,042)	$(361)	$122	$(397)	$1,288	$(3)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2019	As of December 31, 2018	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2019	As of December 31, 2018
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$4	$4	Option model	Volatility	8.2%	11.4%
Total	$4	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$3	$4	Option model	Volatility	7.0%	11.4%
Total	$3	$4

(1) Significant changes in these unobservable inputs may result in significant changes in fair value measurement of the derivative instrument.

State Street Corporation | 133

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Not Carried at Fair Value
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by U.S. GAAP for certain items, such as lease financing, equity- method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2019
Financial Assets:
Cash and due from banks	$3,302	$3,302	$3,302	$—	$—
Interest-bearing deposits with banks	68,965	68,965	—	68,965	—
Securities purchased under resale agreements	1,487	1,487	—	1,487	—
Investment securities held-to-maturity	41,782	42,157	10,299	31,682	176
Net loans(1)	26,235	26,292	—	24,432	1,860
Other(2)	7,500	7,500	—	7,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,031	$34,031	$—	$34,031	$—
Interest-bearing - U.S.	77,504	77,504	—	77,504	—
Interest-bearing - non-U.S.	70,337	70,337	—	70,337	—
Securities sold under repurchase agreements	1,102	1,102	—	1,102	—
Other short-term borrowings	839	839	—	839	—
Long-term debt	12,509	12,770	—	12,621	149
Other(2)	7,500	7,500	—	7,500	—

(1) Includes $9 million of loans classified as held-for-sale that were measured at fair value on a recurring basis as of December 31, 2019.
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

(1) Includes $10 million of loans classified as held-for-sale that were measured at fair value on a recurring basis as of December 31, 2018.
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

State Street Corporation | 135

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,506	$9	$28	$3,487	$1,035	$4	$—	$1,039
Mortgage-backed securities	17,599	264	25	17,838	16,112	37	181	15,968
Total U.S. Treasury and federal agencies	21,105	273	53	21,325	17,147	41	181	17,007
Asset-backed securities:
Student loans(1)	532	1	2	531	538	4	1	541
Credit cards	90	—	1	89	609	—	26	583
Collateralized loan obligations	1,822	1	3	1,820	594	1	2	593
Total asset-backed securities	2,444	2	6	2,440	1,741	5	29	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,978	3	1	1,980	1,687	—	5	1,682
Asset-backed securities	2,179	2	2	2,179	1,580	—	6	1,574
Government securities	12,243	131	1	12,373	12,816	22	45	12,793
Other(2)	8,595	73	10	8,658	6,600	18	16	6,602
Total non-U.S. debt securities	24,995	209	14	25,190	22,683	40	72	22,651
State and political subdivisions(3)	1,725	59	1	1,783	1,905	20	7	1,918
Collateralized mortgage obligations	104	—	—	104	200	—	3	197
Other U.S. debt securities	2,941	32	—	2,973	1,683	1	26	1,658
Total	$53,314	$575	$74	$53,815	$45,359	$107	$318	$45,148
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$10,311	$24	$3	$10,332	$14,794	$—	$199	$14,595
Mortgage-backed securities	26,297	316	44	26,569	21,647	24	518	21,153
Total U.S. Treasury and federal agencies	36,608	340	47	36,901	36,441	24	717	35,748
Asset-backed securities:
Student loans(1)	3,783	10	41	3,752	3,191	35	10	3,216
Credit cards	—	—	—	—	193	—	—	193
Other	—	—	—	—	1	—	—	1
Total asset-backed securities	3,783	10	41	3,752	3,385	35	10	3,410
Non-U.S. debt securities:
Mortgage-backed securities	366	82	6	442	638	77	9	706
Asset-backed securities	—	—	—	—	223	—	—	223
Government securities	328	—	—	328	358	1	—	359
Other	—	—	—	—	46	—	—	46
Total non-U.S. debt securities	694	82	6	770	1,265	78	9	1,334
Collateralized mortgage obligations	697	38	1	734	823	38	2	859
Total	$41,782	$470	$95	$42,157	$41,914	$175	$738	$41,351

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2019 and December 31, 2018, the fair value of other non-U.S. debt securities included $5.50 billion and $3.20 billion, respectively, primarily of supranational and non-U.S. agency bonds, $1.78 billion and $1.33 billion, respectively, of corporate bonds and $0.68 billion and $1.30 billion, respectively, of covered bonds.
(3) As of December 31, 2019 and December 31, 2018, the fair value of state and political subdivisions includes securities in trusts of $0.94 billion and $1.05 billion respectively. Additional information about these trusts is provided in Note 14.

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate investment securities with carrying values of approximately $49.48 billion and $38.87 billion as of December 31, 2019 and December 31, 2018, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2019, 2018 and 2017, $3.98 billion, $2.13 billion and $496 million, respectively, of agency MBS, previously classified as AFS, were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized loss of $49 million, $53 million and $3 million as of December 31, 2019, 2018 and 2017, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 10 to 42 years).
In 2018, $1.2 billion of HTM securities, primarily consisting of MBS and CMBS, were transferred to AFS at book value and sold at a pre-tax loss of approximately $36 million, due to our election to make a one-time transfer of securities relating to the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.
In 2018, we sold approximately $26 billion of AFS securities, primarily ABS and municipal bonds, resulting in a pre-tax gain of approximately $9 million. In 2017, we sold $12.2 billion of AFS securities, primarily agency MBS and U.S. treasury securities in our investment portfolio, to position for the then existing interest rate environment resulting in a pre-tax loss of $39 million.
The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,430	$28	$—	$—	$1,430	$28
Mortgage-backed securities	2,499	7	1,665	18	4,164	25
Total U.S. Treasury and federal agencies	3,929	35	1,665	18	5,594	53
Asset-backed securities:
Student loans	271	1	127	1	398	2
Credit cards	89	1	—	—	89	1
Collateralized loan obligations	862	2	278	1	1,140	3
Total asset-backed securities	1,222	4	405	2	1,627	6
Non-U.S. debt securities:
Mortgage-backed securities	228	—	220	1	448	1
Asset-backed securities	672	1	109	1	781	2
Government securities	3,246	1	—	—	3,246	1
Other	2,736	9	187	1	2,923	10
Total non-U.S. debt securities	6,882	11	516	3	7,398	14
State and political subdivisions	163	—	22	1	185	1
Collateralized mortgage obligations	13	—	4	—	17	—
Other U.S. debt securities	219	—	14	—	233	—
Total	$12,428	$50	$2,626	$24	$15,054	$74
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$604	$—	$2,262	$3	$2,866	$3
Mortgage-backed securities	6,056	31	1,606	13	7,662	44
Total U.S. Treasury and federal agencies	6,660	31	3,868	16	10,528	47
Asset-backed securities:
Student loans	2,003	22	778	19	2,781	41
Total asset-backed securities	2,003	22	778	19	2,781	41
Non-U.S. debt securities:
Mortgage-backed securities	—	—	138	6	138	6
Total non-U.S. debt securities	—	—	138	6	138	6
Collateralized mortgage obligations	13	—	110	1	123	1
Total	$8,676	$53	$4,894	$42	$13,570	$95

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

State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2019. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2019
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,050	$1,058	$1,009	$1,010	$1,448	$1,419	$—	$—	$3,507	$3,487
Mortgage-backed securities	116	118	971	970	2,954	2,951	13,558	13,799	17,599	17,838
Total U.S. Treasury and federal agencies	1,166	1,176	1,980	1,980	4,402	4,370	13,558	13,799	21,106	21,325
Asset-backed securities:
Student loans	72	72	185	184	96	96	180	179	533	531
Credit cards	—	—	—	—	90	89	—	—	90	89
Collateralized loan obligations	—	—	745	745	959	958	117	117	1,821	1,820
Total asset-backed securities	72	72	930	929	1,145	1,143	297	296	2,444	2,440
Non-U.S. debt securities:
Mortgage-backed securities	430	430	568	569	196	196	784	785	1,978	1,980
Asset-backed securities	487	487	981	981	366	366	345	345	2,179	2,179
Government securities	4,183	4,183	7,270	7,381	791	809	—	—	12,244	12,373
Other	883	884	6,634	6,689	1,057	1,063	19	22	8,593	8,658
Total non-U.S. debt securities	5,983	5,984	15,453	15,620	2,410	2,434	1,148	1,152	24,994	25,190
State and political subdivisions	236	238	622	635	526	554	341	356	1,725	1,783
Collateralized mortgage obligations	—	—	—	—	—	—	104	104	104	104
Other U.S. debt securities	759	760	2,056	2,083	126	130	—	—	2,941	2,973
Total	$8,216	$8,230	$21,041	$21,247	$8,609	$8,631	$15,448	$15,707	$53,314	$53,815
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,116	$4,114	$6,161	$6,185	$5	$5	$29	$29	$10,311	$10,333
Mortgage-backed securities	9	9	438	439	2,515	2,539	23,335	23,581	26,297	26,568
Total U.S. Treasury and federal agencies	4,125	4,123	6,599	6,624	2,520	2,544	23,364	23,610	36,608	36,901
Asset-backed securities:
Student loans	96	92	207	206	408	402	3,072	3,051	3,783	3,751
Total asset-backed securities	96	92	207	206	408	402	3,072	3,051	3,783	3,751
Non-U.S. debt securities:
Mortgage-backed securities	16	16	33	33	4	4	313	390	366	443
Government securities	328	328	—	—	—	—	—	—	328	328
Total non-U.S. debt securities	344	344	33	33	4	4	313	390	694	771
Collateralized mortgage obligations	2	3	283	287	13	13	399	431	697	734
Total	$4,567	$4,562	$7,122	$7,150	$2,945	$2,963	$27,148	$27,482	$41,782	$42,157
State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross realized gains and losses from sales of AFS investment securities, and the components of net impairment losses included in net gains and losses related to investment securities for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Gross realized gains from sales of AFS investment securities	$31	$205	$74
Gross realized losses from sales of AFS investment securities	(32)	(196)	(113)
Net impairment losses:
Gross losses from OTTI	—	(3)	—
Net impairment losses	—	(3)	—
Gains (losses) related to investment securities, net	(1)	6	(39)
Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with adverse changes in timing of expected future cash flows	—	(3)	—
Net impairment losses	$—	$(3)	$—

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Balance, beginning of period	$78	$77	$79
Additions(1):
Other-than-temporary-impairment recognized	—	3	—
Deductions(2):
Realized losses on securities sold or matured	(8)	(2)	(2)
Balance, end of period	$70	$78	$77

1) Additions represent securities with a first time credit impairment realized or when a subsequent credit impairment has occurred.
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
We recorded less than $1 million, $3 million and less than $1 million of OTTI, included in other income, in the years ended December 31, 2019, 2018 and 2017, respectively, which resulted from adverse changes in the timing of expected future cash flows from non-U.S. mortgage- and asset backed securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $169 million related to 622 securities as of December 31, 2019 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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
Interest income related to loans is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest income over the term of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to software and processing fees over the commitment period when funding is not known or expected.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	December 31, 2019	December 31, 2018
Domestic(1):
Commercial and financial:
Loans to investment funds	$14,546	$15,050
Senior secured bank loans	3,342	3,490
Loans to municipalities	848	902
Other	26	37
Commercial real estate	1,766	874
Total domestic	20,528	20,353
Foreign(1):
Commercial and financial:
Loans to investment funds	4,662	4,505
Senior secured bank loans	1,119	931
Total foreign	5,781	5,436
Total loans(2)	26,309	25,789
Allowance for loan losses	(74)	(67)
Loans, net of allowance	$26,235	$25,722

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Includes $3,256 million and $5,444 million of overdrafts as of December 31, 2019 and December 31, 2018, respectively.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2019 and December 31, 2018, the loans pledged as collateral totaled $6.75 billion and $6.51 billion, respectively.

State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our recorded investment in each class of loans by credit quality indicator as of the dates indicated:

December 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade(1)	$19,501	$1,766	$21,267
Speculative(2)	5,008	—	5,008
Special mention(3)	25	—	25
Substandard(4)	9	—	9
Total	$24,543	$1,766	$26,309

December 31, 2018	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade(1)	$19,599	$874	$20,473
Speculative(2)	5,308	—	5,308
Substandard(4)	8	—	8
Total	$24,915	$874	$25,789

(1) Investment grade loans consist of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment.
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
(4) Substandard loans consist of counterparties with well-defined weaknesses that jeopardize repayment with the possibility we will sustain some loss.
We use an internal risk-rating system to assess our risk of credit loss for each loan. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2019.
We review loans for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment.

The following table presents our recorded investment in loans, disaggregated based on our impairment methodology, as of the dates indicated:

December 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Loans:
Individually evaluated for impairment(1)	$25	$—	$25
Collectively evaluated for impairment	24,518	1,766	26,284
Total	$24,543	$1,766	$26,309

December 31, 2018	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Loans:
Individually evaluated for impairment(1)	$8	$—	$8
Collectively evaluated for impairment	24,907	874	25,781
Total	$24,915	$874	$25,789

(1) As of December 31, 2019, we had one loan for $25 million in the commercial and financial segment that was individually evaluated for impairment and deemed to be impaired. We recorded a specific reserve of $1 million on that loan. As of December 31, 2018, we had one loan for $8 million in the commercial and financial segment that was individually evaluated for impairment and deemed to be impaired. We did not record any reserve on this loan, which was subsequently paid in full in January 2019.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the years ended December 31, 2019 and 2018.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of December 31, 2019 and December 31, 2018, we had no loans on non-accrual status and no loans 30 days or more contractually past due.

State Street Corporation | 142

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance For Loan Losses
The allowance for loan losses, recorded as a reduction of loans in our consolidated statement of condition, represents management’s estimate of incurred credit losses in our loan portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of the allowance for each segment of our loan portfolio include loss experience, the probability of default reflected in our internal risk rating of the counterparty's creditworthiness, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors.
Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan, including a sale of a loan below its carrying value, or a portion of a loan is determined to be uncollectible. In addition, any impaired loan that is determined to be collateral-dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan is identified as collateral-dependent when management determines that it is probable that the underlying collateral will be the sole source of repayment. Recoveries are recorded on a cash basis as adjustments to the allowance.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Allowance for loan losses:
Beginning balance	$67	$54	$53
Provision for loan losses(1)	10	15	2
Charge-offs(1)	(3)	(2)	(1)
Ending balance	$74	$67	$54

(1) The provisions and charge-offs for loans were primarily attributable to exposure to senior secured loans to non-investment grade borrowers, purchased in connection with our loans.
Loans are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan portfolio.
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
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income. There were no impairments to goodwill or other intangible assets in 2019, 2018 and 2017.

State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2017	$5,752	$270	$6,022
Acquisitions(1)	1,512	—	1,512
Foreign currency translation	(84)	(4)	(88)
Ending balance December 31, 2018	7,180	266	7,446
Acquisitions(2)	122	—	122
Foreign currency translation	(13)	1	(12)
Ending balance December 31, 2019	$7,289	$267	$7,556

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the year ended December 31, 2019, resulting in an increase in the goodwill of $113 million and a decrease of $93 million in other intangible assets.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2017	$1,432	$181	$1,613
Acquisitions(1)	1,007	—	1,007
Amortization	(196)	(30)	(226)
Foreign currency translation	(25)	—	(25)
Ending balance December 31, 2018	$2,218	$151	$2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(207)	(29)	(236)
Foreign currency translation	(10)	—	(10)
Ending balance December 31, 2019	$1,908	$122	$2,030

(1) Investment Servicing includes our acquisition of CRD.
(2) We have completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the year ended December 31, 2019, resulting in a decrease in the fair value of other intangible assets of $93 million, with a corresponding increase to goodwill.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$3,104	$(1,718)	$1,386
Technology	403	(87)	316
Core deposits	673	(381)	292
Other	100	(64)	36
Total	$4,280	$(2,250)	$2,030

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$3,262	$(1,605)	$1,657
Technology	389	(49)	340
Core deposits	676	(350)	326
Other	103	(57)	46
Total	$4,430	$(2,061)	$2,369

Amortization expense related to other intangible assets was $236 million, $226 million and $214 million in 2019, 2018 and 2017, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2019 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2020	$240
2021	230
2022	227
2023	226
2024	220

State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2019	December 31, 2018
Securities borrowed(1)	$18,524	$19,575
Derivative instruments, net	4,753	5,189
Bank-owned life insurance	3,395	3,323
Investments in joint ventures and other unconsolidated entities	2,899	2,882
Collateral, net	874	1,354
Right-of-use assets(2)	858	—
Accounts receivable	432	308
Prepaid expenses	395	493
Receivable for securities settlement	336	531
Income taxes receivable	309	129
Deferred tax assets, net of valuation allowance(3)	216	113
Deposits with clearing organizations	58	58
Other	962	834
Total	$34,011	$34,789

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective January 1, 2019. Refer to Note 1 for further information on this new accounting standard.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Note 7. Deposits
As of December 31, 2019, we had $35.15 billion of time deposits outstanding, of which $3.00 billion were wholesale CDs, $32.01 billion were derived from client deposits (payable on demand to such clients) and held in a time deposit established by us as the agent and $139 million were non-U.S. and all of which are scheduled to mature in 2020. As of December 31, 2018, we had $46.40 billion of time deposits outstanding, of which $4.52 billion were wholesale CDs, $41.57 billion were derived from client deposits (payable on demand to such clients) and held in a time deposit established by us as the agent and $314 million were non-U.S. As of December 31, 2019 and 2018, all U.S. and non-U.S. time deposits were in amounts of $250,000 or more. Demand deposit overdrafts of $3.26 billion and $5.44 billion were included as loan balances at December 31, 2019 and 2018, respectively.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, short-term borrowings associated with our tax-exempt investment program (more fully described in Note 14) and other short-term borrowings.
Collectively, short-term borrowings had weighted-average interest rates of 1.64% and 0.88% in 2019 and 2018, respectively.
The following table presents information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements			Tax-Exempt Investment Program			Other
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Balance as of December 31	$1,102	$1,082	$2,842	$823	$931	$1,078	$—	$2,000	$—
Maximum outstanding as of any month-end	4,125	3,441	4,302	931	1,078	1,158	—	2,000	—
Average outstanding during the year	1,616	2,048	3,683	898	1,023	1,127	3	nm	1
Weighted-average interest rate as of year-end	.00%	1.38%	.03%	1.75%	1.74%	1.45%	.00%	2.68%	.00%
Weighted-average interest rate during the year	1.90	.62	.05	1.51	1.46	.79	.01	nm	.00

nm Not meaningful

State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $4.11 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2019.
The following table presents information about these U.S. government securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2019.

	U.S. Government Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$3,891	$4,112	$1,102

(1) Collateralized by investment securities.
We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $86.67 billion in 2019 compared to $35.74 billion in 2018. The increase in average balance sheet netting, in 2019 compared to 2018, is primarily due to the expansion of our FICC program and new client activity.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.08 billion, as of December 31, 2019, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2019 and 2018, there was no balance outstanding on this line of credit.
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2019	2018
Parent Company And Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025	3.55%	Senior notes	2/18; 8/18(1)	$1,331	$1,268
August 18, 2015	August 18, 2020	2.55%	Senior notes	2/18; 8/18	1,191	1,177
November 19, 2013	November 20, 2023	3.7%	Senior notes	5/20; 11/20(1)	1,037	1,006
December 15, 2014	December 16, 2024	3.3%	Senior notes	6/16; 12/16(1)	1,022	979
May 15, 2013	May 15, 2023(2)	3.1%	Subordinated notes	5/15; 11/15(1)	1,006	972
November 1, 2019	November 1, 2025	2.354%	Fixed-to-floating rate senior notes	5/1; 11/1	991	—
May 15, 2017	May 15, 2023	2.653%	Fixed-to-floating rate senior notes	5/15; 11/15(1)	753	734
March 7, 2011	March 7, 2021	4.375%	Senior notes	3/7; 9/7(1)	748	731
May 19, 2016	May 19, 2021	1.95%	Senior notes	5/19; 11/19(1)	744	725
May 19, 2016	May 19, 2026	2.65%	Senior notes	5/19; 11/19(1)	741	698
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	546	513
December 3, 2018	December 3, 2024	3.776%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	522	507
August 18, 2015	August 18, 2020	Floating-rate	Senior notes	2/18; 5/18; 8/18; 11/18	500	499
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	499	794
November 1, 2019	November 1, 2034	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1(2)	492	—
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	100	150
June 21, 1996	June 15, 2026(3)	7.35%	Senior notes	6/15; 12/15	150	150
Parent Company
Long-term finance leases					136	190

Total long-term debt					$12,509	$11,093

(1)
We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of both December 31, 2019 and 2018, the carrying value of long-term debt associated with these fair value hedges was $157 million. Refer to Note 10 for additional information about fair value hedges.

(2)	The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.

(3)	We may not redeem notes prior to their maturity.

State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2019, we completed a cash tender offer for approximately $297 million of our $800 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2047, resulting in a gain of approximately $44 million. Additionally, in the fourth quarter of 2019, we completed a redemption for approximately $50 million of our $150 million aggregate principal amount of outstanding floating rate junior subordinated debentures due 2028.
Termination of Replacement Capital Covenant
Prior to November 20, 2019, we were subject to a replacement capital covenant dated April 30, 2007 (the Original RCC), as amended by the amendment to replacement capital covenant dated May 13, 2016 (the RCC Amendment and, together with the Original RCC, the Replacement Capital Covenant). Pursuant to the terms of the Replacement Capital Covenant, neither us nor any of our subsidiaries, including State Street Bank, was permitted to repay, redeem or purchase any of the outstanding floating rate junior subordinated debentures due 2047 prior to June 1, 2047 unless certain conditions had been satisfied, except to the extent that (i) we obtained the prior approval of the Federal Reserve, if such approval was then required, and (ii) we had received proceeds, up to specified percentages of the aggregate principal amount repaid or the applicable redemption or purchase price, from the sale or issuance of qualifying securities with characteristics that are the same as, or more equity-like than, the applicable characteristics of the floating rate junior subordinated debentures due 2047 during the 180 days prior to the date of that repayment, redemption or purchase (which period was to be shortened under certain specified circumstances). The Replacement Capital Covenant was a covenant for the benefit of persons buying, holding or selling specified series of our unsecured long-term indebtedness or our depository institution subsidiaries (the Covered Debt). The original Covered Debt under the Replacement Capital Covenant were the outstanding floating rate junior subordinated debentures due 2028.
The Replacement Capital Covenant was terminated automatically without further action on November 20, 2019, following the settlement of the partial redemption of approximately $50 million aggregate principal amount of floating rate junior subordinated debentures due 2028 and the redesignation of our 2.650% Senior Notes due 2026 as Covered Debt for the purposes of the Replacement Capital Covenant, and purchases of the floating rate junior subordinated debentures due 2047 are permissible without issuing qualifying securities under the Replacement Capital Covenant. The Original RCC and the RCC Amendment were included as Exhibit 99.2 and Exhibit 99.3 to our Current Report on Form 8-K, which was filed on November 21, 2019.

Parent Company
As of December 31, 2019 and 2018, long-term finance leases included $136 million and $190 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
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

Changes in the fair value of the derivative and changes in fair value of the hedged item due to changes in the hedged risk are recognized in earnings in the same line item. If a hedge is terminated, but the hedged item was not derecognized, all remaining adjustments to the carrying amount of the hedged item are amortized over a period that is consistent with the amortization of other discounts or premiums associated with the hedged item.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of December 31, 2019, the maximum maturity date of the underlying loans is approximately 4.7 years.
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

State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$4,368	$2,348
Foreign exchange contracts:
Forward, swap and spot	2,378,808	2,238,819
Options purchased	1,581	578
Options written	1,110	576
Futures	1,040	49
Other:
Stable value contracts(1)	26,895	26,634
Deferred value awards(2)	389	434
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	15,196	10,596
Foreign exchange contracts:
Forward and swap	3,176	3,412

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,140	$16,369	$15,054	$16,434
Other derivative contracts	—	—	182	214
Total	$15,140	$16,369	$15,236	$16,648

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$17	$96	$88
Interest rate contracts	8	13	49	71
Total	$8	$30	$145	$159

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

State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2019	2018	2017
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$630	$723	$632
Foreign exchange contracts	Software and processing fees(1)	—	—	(23)
Foreign exchange contracts	Interest expense(1)	(153)	(41)	—
Interest rate contracts	Foreign exchange trading services revenue	(3)	(6)	8
Interest rate contracts	Software and processing fees(1)	—	(1)	—
Other derivative contracts	Foreign exchange trading services revenue	—	5	—
Other derivative contracts	Compensation and employee benefits	(205)	(171)	(143)
Total		$269	$509	$474

(1) 2018 includes approximately $15 million of swap costs related to the first quarter of 2018 that were reclassified from software and processing fees to NII.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$9,769	$164	$1,199	$(8)
Available-for-sale securities	940	49	—	—
Total	$10,709	$213	$1,199	$(8)

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities(2)	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$8,270	$(137)	$1,197	$(20)
Available-for-sale securities	1,496	72	50	1
Total	$9,766	$(65)	$1,247	$(19)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Does not include the carrying amount of hedged items when only foreign currency risk is the designated hedged risk. The carrying amount excluded for investment securities was zero and $458 million for December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019 and December 31, 2018, the total notional amount of the interest rate swaps of fair value hedges was $10.20 billion and $9.30 billion, respectively.

State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,						Years Ended December 31,
		2019	2018	2017				2019		2018	2017
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income				Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Software and processing fees	$—	$(74)	$18		Investment securities	Software and processing fees	$—		$74	$(18)
Foreign exchange contracts	Software and processing fees	—	(328)	626		Foreign exchange deposit	Software and processing fees	—		328	(626)
Interest rate contracts	Net interest income	(4)	31	—		Available-for-sale securities(1)	Net interest income	2		(32)	—
Interest rate contracts	Net interest income	266	(58)	—		Long-term debt	Net interest income	(255)		49	—
Interest rate contracts	Software and processing fees	—	—	39	—	Available-for-sale securities(1)	Software and processing fees	—	—	—	(37)
Interest rate contracts	Software and processing fees	—	—	(38)	—	Long-term debt	Software and processing fees	—	—	—	39
Total		$262	$(429)	$645				$(253)		$419	$(642)

(1) In 2019, 2018 and 2017, $18 million, $24 million and $22 million, respectively, of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI.

	Years Ended December 31,				Years Ended December 31,
	2019	2018	2017	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2019	2018	2017
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$8	$(12)	$(14)	Net interest income	$(10)	$(1)	$2
Foreign exchange contracts	43	(12)	(104)	Net interest income	27	27	24
Total derivatives designated as cash flow hedges	$51	$(24)	$(118)		$17	$26	$26

Derivatives designated as net investment hedges:
Foreign exchange contracts	$30	$81	$(160)	Gains (Losses) related to investment securities, net	$—	$—	$—
Total derivatives designated as net investment hedges	30	81	(160)		—	—	—

Total	$81	$57	$(278)		$17	$26	$26

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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of December 31, 2019 totaled approximately $2.03 billion, against which we provided $0.71 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2019, the maximum additional collateral we would be required to post to our counterparties is approximately $1.32 billion.

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
As of December 31, 2019 and December 31, 2018, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $10.09 billion and $11.69 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $5.72 billion and $5.31 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,140	$(8,081)	$7,059	$—	$7,059
Interest rate contracts(6)	8	(4)	4	—	4
Cash collateral and securities netting	NA	(2,310)	(2,310)	(685)	(2,995)
Total derivatives	15,148	(10,395)	4,753	(685)	4,068
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	179,989	(159,978)	20,011	(19,572)	439
Total derivatives and other financial instruments	$195,137	$(170,373)	$24,764	$(20,257)	$4,507

State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2018
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,386	$(10,223)	$6,163	$—	$6,163
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(987)	(987)	(220)	(1,207)
Total derivatives	16,399	(11,210)	5,189	(220)	4,969
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	116,143	(91,889)	24,254	(22,872)	1,382
Total derivatives and other financial instruments	$132,542	$(103,099)	$29,443	$(23,092)	$6,351

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
(7) Included in the $20.01 billion as of December 31, 2019 were $1.49 billion of resale agreements and $18.52 billion of collateral provided related to securities borrowing. Included in the $24.25 billion as of December 31, 2018 were $4.68 billion of resale agreements and $19.58 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,150	$(8,081)	$7,069	$—	$7,069
Interest rate contracts(6)	49	(4)	45	—	45
Other derivative contracts	182	—	182	—	182
Cash collateral and securities netting	NA	(837)	(837)	(557)	(1,394)
Total derivatives	15,381	(8,922)	6,459	(557)	5,902
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	171,853	(159,977)	11,876	(10,793)	1,083
Total derivatives and other financial instruments	$187,234	$(168,899)	$18,335	$(11,350)	$6,985

State Street Corporation | 153

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2018
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,522	$(10,223)	$6,299	$—	$6,299
Interest rate contracts(6)	71	—	71	—	71
Other derivative contracts	214	—	214	—	214
Cash collateral and securities netting	NA	(1,341)	(1,341)	(215)	(1,556)
Total derivatives	16,807	(11,564)	5,243	(215)	5,028
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	104,494	(91,889)	12,605	(11,543)	1,062
Total derivatives and other financial instruments	$121,301	$(103,453)	$17,848	$(11,758)	$6,090

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
(7) Included in the $11.88 billion as of December 31, 2019 were $1.10 billion of repurchase agreements and $10.77 billion of collateral received related to securities lending transactions. Included in the $12.60 billion as of December 31, 2018 were $1.08 billion of repurchase agreements and $11.52 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2019				As of December 31, 2018
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$156,465	$—	$—	$156,465	$88,904	$—	$—	$88,904
Total	156,465	—	—	156,465	88,904	—	—	88,904
Securities lending transactions:
US Treasury and agency securities	15	—	—	15	249	—	—	249
Corporate debt securities	354	—	—	354	278	—	—	278
Equity securities	7,389	—	130	7,519	6,426	137	—	6,563
Other(1)	7,500	—	—	7,500	8,500	—	—	8,500
Total	15,258	—	130	15,388	15,453	137	—	15,590
Gross amount of recognized liabilities for repurchase agreements and securities lending	$171,723	$—	$130	$171,853	$104,357	$137	$—	$104,494

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	December 31, 2019	December 31, 2018
Commitments:
Unfunded credit facilities	$29,697	$28,951
Guarantees(1):
Indemnified securities financing	$367,901	$342,337
Standby letters of credit	3,324	2,985

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of December 31, 2019, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2019	December 31, 2018
Fair value of indemnified securities financing	$367,901	$342,337
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	385,428	357,893
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	45,658	42,610
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	48,887	45,064

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2019 and December 31, 2018, we had approximately $18.52 billion and $19.58 billion, respectively, of collateral provided and approximately $10.77 billion and $11.52 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
Stable Value Protection
Stable value funds wrapped by us are high quality diversified portfolios of short intermediate duration fixed-income investments. Stable value contracts are derivative contracts that also qualify as guarantees. The notional amount under non-hedging derivatives, provided in Note 10, generally represents our maximum exposure under these derivatives contracts. However, exposure to various stable value contracts is contractually limited to substantially lower amounts than the notional values, which represent the total assets of the stable value funds.
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
As of December 31, 2019, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $146 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2019, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $50 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we

State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $380 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
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
We are also cooperating with investigations by governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ and the DOL, which reviews could result in significant fines or other sanctions, civil and criminal, against us. In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter. In reaching this settlement, we neither admitted nor denied the claims in the order, and agreed to pay a civil monetary penalty of $5.5 million. The costs associated with these settlements were within our related previously established accruals for loss contingencies. The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by our direct reimbursements of our customers.
In late January 2020, the DOJ outlined a framework for a possible resolution of their review. We intend to attempt to negotiate a settlement of this matter with the DOJ. We expect that any settlement with the DOJ will include both financial and non-financial provisions. Separately, we have inquired of the DOL as to the status of their review. There can be no assurance that any settlement with the DOJ or DOL will be reached on financial or other terms acceptable to us or at all. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices is not currently known. We have increased our legal accrual with respect to the pending government investigations and civil litigation with respect to this matter. However, our ultimate liability with respect to this matter might be significantly in excess of our current accrual. Government authorities have significant discretion in criminal and civil matters as to the fines and other penalties they may seek to impose. Any resolution of the DOJ and DOL claims may involve penalties that could be a significant percentage, or a multiple of, all or a portion of the overcharge. The severity of such fines or penalties could take into account factors such as the amount or duration of our incorrect invoicing and the government’s or regulators’ assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement and settlement of civil claims regarding our indirect FX business.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions

State Street Corporation | 157

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $149 million as of December 31, 2019 increased from $108 million as of December 31, 2018.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2017 and 2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of December 31, 2019 for potential tax exposures.
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
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of December 31, 2019 and December 31, 2018, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.94 billion and $1.05 billion, respectively, and other short-term borrowings of $0.82 billion and $0.93 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trust to third-party investors and to us as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 3.0 years as of December 31, 2019, compared to approximately 3.6 years as of December 31, 2018.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of December 31, 2019, our commitments to the trusts under these liquidity facilities and/or letters of credit totaled $823 million, and neither of the liquidity facilities nor letters of credit were utilized. In the event that our obligations under these liquidity facilities are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition. In addition, neither creditors or third-party investors in the trusts have any recourse to our general credit other than through the liquidity facilities and letters of credit noted above.
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
As of December 31, 2019, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $21 million and $5 million, respectively. As of December 31, 2019, our maximum total exposure associated with the consolidated sponsored investment funds totaled $15 million and represented the value of our economic ownership interest in the funds. As of December 31, 2018, we did not have any consolidated sponsored investment funds.
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
As of December 31, 2019 and December 31, 2018, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled approximately $41 million and $70 million as of December 31, 2019 and December 31, 2018, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
Note 15.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2019:

Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2019 (In millions)	Redemption Date(1)
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	5.25%	Quarterly	$491	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	742	March 15, 2024
Series F	May 2015	750,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%	Semi-annually	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

(1) On the redemption date, or any dividend payment date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
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

State Street Corporation | 159

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We redeemed all outstanding Series E non-cumulative perpetual preferred stock as of December 15, 2019 at a redemption price of $750 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $22 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.06) per share in 2019.
On February 12, 2020, we announced that we will redeem all 5,000 of our outstanding shares of our non-cumulative perpetual preferred stock, Series C, for cash at a redemption price of $100,000 per share (equivalent to $25.00 per depositary share) plus all declared and unpaid dividends. The redemption price will be payable on March 16, 2020, and this redemption will be reflected in our first quarter 2020 results of operations.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2019			2018
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,000	1.52	45
Series F	5,250	52.50	40	5,250	52.50	40
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	1,219	12.18	6
Total			$210			$188

In February 2020, we declared dividends on our series D, F and G preferred stock of approximately $1,475, $2,625 and $1,338, respectively, per share, or approximately $0.37, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $20 million and $7 million on our series D, F and G preferred stock, respectively, which will be paid in March 2020. We also announced dividends on our series C preferred stock of approximately $1,313, per share, or approximately $0.33 per depositary share, totaling approximately $6 million, which will be paid in March 2020.
Common Stock
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 under the 2019 Program.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in each of the first and second quarters of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program during the year ended December 31, 2019:

	Year Ended December 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	8.8	$67.97	$600
2019 Program	16.1	62.28	1,000
Total	24.9	64.30	$1,600

The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2019		2018
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.98	$728	$1.78	$665

State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Net unrealized (losses) on cash flow hedges	$(70)	$(89)	$(56)
Net unrealized gains (losses) on available-for-sale securities portfolio	426	(193)	148
Net unrealized gains related to reclassified available-for-sale securities	19	58	19
Net unrealized gains (losses) on available-for-sale securities	445	(135)	167
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(36)	(40)	(64)
Net unrealized gains on hedges of net investments in non-U.S. subsidiaries	46	16	(65)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)	(6)
Net unrealized (losses) on retirement plans	(187)	(143)	(170)
Foreign currency translation	(1,072)	(963)	(815)
Total	$(876)	$(1,356)	$(1,009)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(56)	$103	$(65)	$(6)	$(170)	$(815)	$(1,009)
Other comprehensive income (loss) before reclassifications	(52)	(285)	81	6	—	(148)	(398)
Amounts reclassified into (out of) earnings	19	7	—	(2)	27	—	51
Other comprehensive income (loss)	(33)	(278)	81	4	27	(148)	(347)
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	13	563	33	2	—	(42)	569
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	12	—	—	(1)	(16)	—	(5)
Other comprehensive income (loss)	19	584	30	—	(44)	(109)	480
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2019	2018
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of zero and ($2), respectively	$—	$7	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and $1, respectively	(1)	(2)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $5 and $7	12	19	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($8) and $8, respectively	(16)	27	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$(5)	$51

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
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we were required to calculate our risk- based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
The methods for the calculation of our and State Street Bank's risk-based capital ratios have changed as the provisions of the Basel III rule related to the numerator (capital) and denominator (RWA) were phased in, and as we calculated our RWA using the advanced approaches. These ongoing methodological changes have resulted in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
As of December 31, 2019, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2019, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2019 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period as the provisions of the Basel III rule were phased in, the ratios presented in the table for each period-end are not directly comparable. Refer to the footnotes following the table.

State Street Corporation | 162

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2019(1)	Basel III Standardized Approach December 31, 2019(1)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)	Basel III Advanced Approaches December 31, 2019(1)	Basel III Standardized Approach December 31, 2019(1)	Basel III Advanced Approaches December 31, 2018(1)	Basel III Standardized Approach December 31, 2018(1)
Common shareholders' equity:
Common stock and related surplus			$10,636	$10,636	$10,565	$10,565	$12,893	$12,893	$12,894	$12,894
Retained earnings			21,918	21,918	20,606	20,606	13,218	13,218	14,261	14,261
Accumulated other comprehensive income (loss)			(870)	(870)	(1,332)	(1,332)	(654)	(654)	(1,112)	(1,112)
Treasury stock, at cost			(10,209)	(10,209)	(8,715)	(8,715)	—	—	—	—
Total			21,475	21,475	21,124	21,124	25,457	25,457	26,043	26,043
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,112)	(9,112)	(9,350)	(9,350)	(8,839)	(8,839)	(9,073)	(9,073)
Other adjustments			(150)	(150)	(194)	(194)	(1)	(1)	(29)	(29)
Common equity tier 1 capital			12,213	12,213	11,580	11,580	16,617	16,617	16,941	16,941
Preferred stock			2,962	2,962	3,690	3,690	—	—	—	—
Tier 1 capital			15,175	15,175	15,270	15,270	16,617	16,617	16,941	16,941
Qualifying subordinated long-term debt			1,095	1,095	778	778	1,099	1,099	776	776
Allowance for loan losses and other			5	90	14	83	3	90	11	83
Total capital			$16,275	$16,360	$16,062	$16,131	$17,719	$17,806	$17,728	$17,800
Risk-weighted assets:
Credit risk(2)			$54,763	$102,367	$47,738	$97,303	$51,610	$98,979	$45,565	$94,776
Operational risk(3)			47,963	NA	46,060	NA	44,138	NA	44,494	NA
Market risk			1,638	1,638	1,517	1,517	1,638	1,638	1,517	1,517
Total risk-weighted assets			$104,364	$104,005	$95,315	$98,820	$97,386	$100,617	$91,576	$96,293
Adjusted quarterly average assets			$219,624	$219,624	$211,924	$211,924	$216,397	$216,397	$209,413	$209,413

Capital Ratios:	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2018 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)
Common equity tier 1 capital	8.5%	7.5%	11.7%	11.7%	12.1%	11.7%	17.1%	16.5%	18.5%	17.6%
Tier 1 capital	10.0	9.0	14.5	14.6	16.0	15.5	17.1	16.5	18.5	17.6
Total capital	12.0	11.0	15.6	15.7	16.9	16.3	18.2	17.7	19.4	18.5

(1) Other adjustments within CET1 primarily include the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(2) Includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of OTC derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
(3)  Under the current advanced approaches rules and regulatory guidance concerning operational risk models, RWA attributable to operational risk can vary substantially from period-to-period, without direct correlation to the effects of a particular loss event on our results of operations and financial condition and impacting dates and periods that may differ from the dates and periods as of and during which the loss event is reflected in our financial statements, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our operational RWA under the advanced approaches depending on the severity of the loss event and its categorization among the seven Basel-defined UOMs.
(4) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2019.
(5) Minimum requirements were phased in with full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2018.
NA Not applicable

State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Interest income:
Interest-bearing deposits with banks	$416	$387	$180
Investment securities:
U.S. Treasury and federal agencies	1,443	1,178	854
State and political subdivisions	49	143	226
Other investments	505	560	658
Securities purchased under resale agreements	364	335	264
Loans and leases	769	687	504
Other interest-earning assets	395	372	222
Total interest income	3,941	3,662	2,908
Interest expense:
Interest-bearing deposits	663	363	163
Securities sold under repurchase agreements	31	13	2
Other short-term borrowings	21	17	10
Long-term debt	414	389	308
Other interest-bearing liabilities	246	209	121
Total interest expense	1,375	991	604
Net interest income	$2,566	$2,671	$2,304

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
The 2017 Stock Incentive Plan, or 2017 Plan, was approved by shareholders in May 2017 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 8.3 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2019, a total of 19.7 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan.
The following table presents the cumulative total number of shares that was awarded under the 2017 Plan and the 2006 Plan for the periods indicated:

	As of December 31,
(In millions)	2019	2018	2017
Total number of shares awarded under the 2006 Plan	68.9	68.9	68.9
Total number of shares awarded under the 2017 Plan	7.6	3.9	0.4

The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2019, fewer than 1 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2019, a total of 21.3 million shares were available for future issuance under the 2017 Plan.
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
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $235 million, $262 million and $243 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such expense for 2019, 2018 and 2017 excluded a release of $4 million, an expense of $45 million and $15 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the year ended December 31, 2019, no stock appreciation rights were exercised. The total intrinsic value of stock appreciation rights exercised during the years ended December 31, 2018 and 2017 was $0 million and $5 million, respectively. As of December 31, 2019, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2017	6,848	$65.44
Granted	2,500	101.25
Vested	(3,235)	70.98
Forfeited	(138)	80.60
Outstanding as of December 31, 2018	5,975	77.07
Granted	3,168	66.68
Vested	(3,089)	71.20
Forfeited	(220)	75.85
Outstanding as of December 31, 2019	5,834	74.33

The total fair value of deferred stock awards vested for the years ended December 31, 2019, 2018 and 2017, based on the weighted average grant date fair value in each respective year, was $220 million, $230 million and $232 million, respectively. As of December 31, 2019, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $212 million, which is expected to be recognized over a weighted-average period of 2.4 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2017	1,548	$66.09
Granted	1,067	74.68
Forfeited	(1)	101.26
Paid out	(457)	70.58
Outstanding as of December 31, 2018	2,157	69.36
Granted	510	66.04
Forfeited	(96)	74.82
Paid out	(432)	51.01
Outstanding as of December 31, 2019	2,139	71.82

The total fair value of performance awards vested for the years ended December 31, 2019, 2018 and 2017, based on the weighted average grant date fair value in each respective year, was $22 million, $32 million and $14 million, respectively. As of December 31, 2019, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $39 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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
Note 19.     Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in

State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $8 million, $11 million and $15 million in 2019, 2018 and 2017, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.37 billion, $88 million and $10 million, respectively, as of December 31, 2019 and $1.21 billion, $110 million and $12 million, respectively, as of December 31, 2018. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were overfunded by $10 million and underfunded by $1 million as of December 31, 2019 and 2018, respectively. The non-qualified supplemental retirement plans were underfunded by $88 million and $110 million as of December 31, 2019 and 2018, respectively. The other post-retirement benefit plans were underfunded by $10 million and $12 million as of December 31, 2019 and 2018, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $167 million, $170 million and $146 million in 2019, 2018 and 2017, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Upon adoption of Topic 842 on January 1, 2019, we recognized right-of-use assets of approximately $0.91 billion and lease liabilities of approximately $1.06 billion.
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2019, 2018 and 2017 was $842 million, $599 million and $526 million, respectively.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2019 and 2018, an aggregate net book value of $78 million and $102 million, respectively, for the finance lease related to our One Lincoln Street Boston headquarters was recorded in premises and equipment, with the related liability of $136 million and $190 million, respectively, recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. As of December 31, 2019, accumulated amortization of the finance lease right-of-use asset was $56 million. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2019 and 2018, interest expense related to the finance lease obligation reflected in NII was $11 million and $17 million, respectively.
As of December 31, 2019, an aggregate net book value of $858 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $1,020 million recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2019, we have additional operating leases, primarily for office space, that have not yet commenced of approximately $484 million of undiscounted future minimum lease payments. These leases will commence between fiscal year 2020 and fiscal year 2023 with lease terms of 10 to 15 years. The majority of these future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.

State Street Corporation | 166

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2019:

(In millions)	Year End December 31, 2019
Finance lease:
Amortization of right-of-use assets	$21
Interest on lease liabilities	11
Total finance lease expense	32
Sublease income	(9)
Net finance lease expense	23
Operating lease:
Operating lease expense	179
Sublease income	(6)
Net operating lease expense	173
Net lease expense	$196

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11
Operating cash flows from operating leases	201
Financing cash flows from finance leases	54
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$120
Finance leases	—

The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2019:

(In millions)	Operating Leases	Finance Leases	Total
2020	$183	$41	$224
2021	180	41	221
2022	164	41	205
2023	143	31	174
2024	108	—	108
Thereafter	356	—	356
Total future minimum lease payments	1,134	154	1,288
Less imputed interest	(114)	(18)	(132)
Total	$1,020	$136	$1,156

The following table presents details related to remaining lease terms and discount rate as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (in years):
Finance leases	3.8
Operating leases	7.6
Weighted-average discount rate:
Finance leases	7%
Operating leases	3%

Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Professional services	$321	$357	$340
Sales advertising public relations	114	115	67
Securities processing	75	52	10
Regulatory fees and assessments	73	91	108
Bank operations	43	70	80
Donations	51	12	17
Insurance	19	18	20
Other	566	461	287
Total other expenses	$1,262	$1,176	$929

Acquisition Costs
We recorded $79 million of acquisition costs in 2019, primarily related to our acquisition of CRD. In 2018, we recorded approximately $31 million of acquisition costs related to our acquisition of CRD and in 2017 we recorded approximately $21 million of acquisition costs primarily related to our acquisition of the GEAM business. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.
Restructuring and Repositioning Charges
Repositioning Charges
In 2019, we recorded $110 million of repositioning charges, including $98 million of compensation and employee benefits expenses and $12 million of occupancy costs, to further drive process automation, information technology optimizations and organization rationalization in 2020.
In late 2018, we initiated an expense program to accelerate efforts to become a higher-performing organization and help navigate challenging market and industry conditions. Total repositioning charges were $300 million in 2018, including $259 million of compensation and employee benefits expenses and $41 million of occupancy costs.

State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	186	32	27	245
Payments and Other Adjustments	(57)	(17)	(26)	(100)
Accrual Balance at December 31, 2017	166	32	3	201
Accruals for Beacon	(7)	—	—	(7)
Accruals for Repositioning Charges	259	41	—	300
Payments and Other Adjustments	(115)	(36)	(2)	(153)
Accrual Balance at December 31, 2018	303	37	1	341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	$190	$7	$1	$198

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

The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018	2017
Current:
Federal	$157	$122	$343
State	86	148	24
Non-U.S.	357	374	380
Total current expense	600	644	747
Deferred:
Federal	(6)	(128)	45
State	33	(22)	66
Non-U.S.	(157)	14	(19)
Total deferred expense (benefit)	(130)	(136)	92
Total income tax expense (benefit)	$470	$508	$839
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
U.S. federal income tax rate	21.0%	21.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	3.4	3.1	2.0
Tax-exempt income	(1.5)	(2.0)	(4.3)
Business tax credits(1)	(5.4)	(4.1)	(3.7)
Foreign tax differential	(0.1)	(0.6)	(7.2)
Foreign legal entity restructuring	(4.3)	—	—
Foreign tax credit limitations	2.2	0.2	—
Transition tax	—	—	15.2
Deferred tax revaluation	—	(1.0)	(6.8)
Foreign designated earnings	—	—	(0.7)
Litigation expense	1.6	0.3	—
Other, net	0.4	(0.6)	(1.6)
Effective tax rate	17.3%	16.3%	27.9%

(1) Business tax credits include low-income housing, production and investment tax credits.
The 2017 income tax expense included a net provisional estimate of $257 million attributable to the enactment of TCJA (H.R.1).
As of December 31, 2018, the accounting for income tax effects of the TCJA was completed and the 2018 income tax expense included an additional deferred tax benefit of approximately $32 million.
Beginning in 2018, the TCJA subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. As such, we have included an estimate of this liability in our estimated annual effective tax rate. This adjustment increased our effective tax rate by 0.3% and 0.2% in 2019 and 2018, respectively, which is reflected in the prior reconciliation table under "Foreign Tax Credit Limitations".

State Street Corporation | 168

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undistributed indefinitely reinvested earnings of certain foreign subsidiaries amounted to approximately $4.1 billion at December 31, 2019. As a result, no provision has been recorded for state and local or foreign withholding income taxes. If a distribution were to occur, we would be subject to state, local and to foreign withholding tax. It is expected that any distribution will be exempt from federal income tax. Although the foreign withholding tax is generally creditable against U.S. federal income tax, certain credit utilization limitations may result in a net cost.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2019	2018
Deferred tax assets:
Other amortizable assets	$394	$49
Tax credit carryforwards	387	274
Lease obligations	254	—
Deferred compensation	120	134
Restructuring charges and other reserves	104	156
NOL and other carryforwards	73	104
Pension plan	66	55
Foreign currency translation	57	50
Unrealized losses on investment securities, net	—	146
Total deferred tax assets	1,455	968
Valuation allowance for deferred tax assets	(330)	(138)
Deferred tax assets, net of valuation allowance	$1,125	$830
Deferred tax liabilities:
Fixed and intangible assets	$763	$744
Investment basis differences	258	229
Right-of-use Assets	223	—
Unrealized gains on investment securities, net	86	—
Other	32	11
Total deferred tax liabilities	$1,362	$984

The table below summarizes the deferred tax assets and related valuation allowances recognized as of December 31, 2019:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$394	$(243)	__
Tax credits	387	(29)	2029-2039
NOLs - Non-U.S.	33	(18)	2020-2028, None
Other carryforwards	27	(27)	None
NOLs - State	13	(13)	2020-2039

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
At December 31, 2019, 2018 and 2017, the gross unrecognized tax benefits, excluding interest, were $149 million, $108 million and $94 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $140 million, $100 million and $87 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2019	2018	2017
Beginning balance	$108	$94	$71
Decrease related to agreements with tax authorities	(17)	(40)	(14)
Increase related to tax positions taken during current year	13	12	26
Increase related to tax positions taken during prior years	49	44	11
Decreases related to a lapse of the applicable statute of limitations	(4)	(2)	—
Ending balance	$149	$108	$94

It is reasonably possible that of the $149 million of unrecognized tax benefits as of December 31, 2019, up to $4 million could decrease within the next 12 months due to the resolution of various audits. Management believes that we have sufficient accrued liabilities as of December 31, 2019 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $5 million and $1 million in 2019 and 2018, respectively. Total accrued interest and penalties were approximately $10 million, $8 million and$8 million as of December 31, 2019, 2018 and 2017, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2019	2018	2017
Net income	$2,242	$2,593	$2,156
Less:
Preferred stock dividends	(232)	(188)	(182)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)	(2)
Net income available to common shareholders	$2,009	$2,404	$1,972
Average common shares outstanding (In thousands):
Basic average common shares	369,911	371,983	374,793
Effect of dilutive securities: equity-based awards	3,755	4,493	5,420
Diluted average common shares	373,666	376,476	380,213
Anti-dilutive securities(2)	2,052	1,011	188
Earnings per common share:
Basic	$5.43	$6.46	$5.26
Diluted(3)	5.38	6.39	5.19

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
Investment Servicing, through State Street Global Services, State Street Global Markets, State Street Global Exchange and CRD, provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include: custody; product and participant level accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors. Our CRD business also falls within our Investment Servicing line of business and includes products and services, such as: portfolio modeling and construction; trade order management; investment risk and compliance; and wealth management solutions.
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
State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our servicing and management fee revenue from the Investment Servicing and Investment Management business lines, including foreign exchange trading services and securities finance activities, represents approximately 70% to 80% of our consolidated total revenue. The remaining 20% to 30% is composed of software and processing fees, including CRD, as well as NII, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
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
The following is a summary of our line of business results for the periods indicated.
The “Other” column for the year ended December 31, 2019 included net costs of $359 million composed of the following:

•	Net acquisition and restructuring costs of $77 million;

•	Net repositioning charges of $110 million; and

•	Legal and related expenses of $172 million.
The “Other” column for the year ended December 31, 2018 included net costs of $398 million composed of the following:

•	Net repositioning charges related to organizational changes and management streamlining of $300 million;

•	Business exit costs of $24 million;

•	Legal and related expenses of $50 million; and

•	Net acquisition and restructuring costs of $24 million.
The "Other" column for the year ended December 31, 2017 included net acquisition and restructuring costs of $266 million.
The following is a summary of our line of business results for the periods indicated. The amounts in the “Other” columns were not allocated to our business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines of business in 2019.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Servicing fees	$5,074	$5,429	$5,365	$—	$—	$—	$—	$(8)	$—	$5,074	$5,421	$5,365
Management fees	—	—	—	1,771	1,851	1,616	—	—	—	1,771	1,851	1,616
Foreign exchange trading services	974	1,071	999	137	130	72	—	—	—	1,111	1,201	1,071
Securities finance	462	543	606	9	—	—	—	—	—	471	543	606
Software and processing fees(1)(2)	691	443	336	29	(5)	7	—	—	—	720	438	343
Total fee revenue(1)	7,201	7,486	7,306	1,946	1,976	1,695	—	(8)	—	9,147	9,454	9,001
Net interest income	2,590	2,691	2,309	(24)	(20)	(5)	—	—	—	2,566	2,671	2,304
Total other income	43	6	(39)	—	—	—	—	—	—	43	6	(39)
Total revenue(1)	9,834	10,183	9,576	1,922	1,956	1,690	—	(8)	—	11,756	12,131	11,266
Provision for loan losses	10	15	2	—	—	—	—	—	—	10	15	2
Total expenses(1)	7,140	7,081	6,717	1,535	1,544	1,286	359	390	266	9,034	9,015	8,269
Income before income tax expense	$2,684	$3,087	$2,857	$387	$412	$404	$(359)	$(398)	$(266)	$2,712	$3,101	$2,995
Pre-tax margin	27%	30%	30%	20%	21%	24%				23%	26%	27%

Average assets (in billions)	$220.3	$220.2	$214.0	$3.0	$3.2	$5.4				$223.3	$223.4	$219.4

(1) Investment Servicing includes results from our acquisition of CRD on October 1, 2018.
(2) Investment Management includes other revenue items that are primarily driven by equity market movements.

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
Contract durations may vary from short to long- term or may be open ended. Termination notice periods are in line with general market practice and typically do not include termination penalties. Therefore, for substantially all of our revenues, the duration of the contract and the enforceable rights and obligations do not extend beyond the services that are performed daily or at the transaction level. In instances where we have substantive termination penalties, the duration of the contract may extend through the date of substantive termination penalties.
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
Securities finance revenue is related to services for providing agency lending programs to State Street Global Advisors managed investment funds and third- party investment managers and asset owners. This securities finance revenue is recognized over time using a time-based measure as our customers benefit from these lending services over time.
Revenue related to the front office solutions provided by CRD is primarily driven by the sale of software to be installed on premise and Software as a Service (SaaS) arrangements, where the customer does not take possession of the software. Revenue for a sale of software to be installed on premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a SaaS related arrangement is recognized over time as services are provided.
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
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the "Other" columns were not allocated to our business lines.

	Year Ended December 31, 2019
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$5,074	$—	$5,074	$—	$—	$—	$—	$—	$—	$5,074
Management fees	—	—	—	1,771	—	1,771	—	—	—	1,771
Foreign exchange trading services	346	628	974	137	—	137	—	—	—	1,111
Securities finance	259	203	462	—	9	9	—	—	—	471
Software and processing fees	456	235	691	—	29	29	—	—	—	720
Total fee revenue	6,135	1,066	7,201	1,908	38	1,946	—	—	—	9,147
Net interest income	—	2,590	2,590	—	(24)	(24)	—	—	—	2,566
Total other income	—	43	43	—	—	—	—	—	—	43
Total revenue	$6,135	$3,699	$9,834	$1,908	$14	$1,922	$—	$—	$—	$11,756

	Year Ended December 31, 2018
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$5,429	$—	$5,429	$—	$—	$—	$(8)	$—	$(8)	$5,421
Management fees	—	—	—	1,851	—	1,851	—	—	—	1,851
Foreign exchange trading services	361	710	1,071	130	—	130	—	—	—	1,201
Securities finance	308	235	543	—	—	—	—	—	—	543
Software and processing fees	209	234	443	—	(5)	(5)	—	—	—	438
Total fee revenue	6,307	1,179	7,486	1,981	(5)	1,976	(8)	—	(8)	9,454
Net interest income	—	2,691	2,691	—	(20)	(20)	—	—	—	2,671
Total other income	—	6	6	—	—	—	—	—	—	6
Total revenue	$6,307	$3,876	$10,183	$1,981	$(25)	$1,956	$(8)	$—	$(8)	$12,131

Contract balances and contract costs
As of December 31, 2019 and December 31, 2018, net receivables of $2.77 billion and $2.75 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2019			2018			2017
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$4,974	$6,782	$11,756	$5,190	$6,941	$12,131	$4,734	$6,532	$11,266
Income before income tax expense	1,159	1,553	2,712	1,294	1,807	3,101	1,230	1,765	2,995

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $83.28 billion and $81.69 billion as of December 31, 2019 and 2018, respectively.
Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash dividends from consolidated banking subsidiary	$3,300	$785	$2,224
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	285	41	12
Other, net	149	58	127
Total revenue	3,734	884	2,363
Interest expense	415	381	297
Other expenses	108	162	94
Total expenses	523	543	391
Income tax (benefit)	(91)	(127)	(86)
Income before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	3,302	468	2,058
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	(1,070)	1,944	(1)
Consolidated non-banking subsidiaries and unconsolidated entities	10	181	99
Net income	$2,242	$2,593	$2,156

State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Condition - Parent Company

	As of December 31,
(In millions)	2019	2018
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$428	$486
Trading account assets	393	357
Investment securities available-for-sale	250	224
Investments in subsidiaries:
Consolidated banking subsidiary	25,451	25,966
Consolidated non-banking subsidiaries	7,240	6,726
Unconsolidated entities	117	106
Notes and other receivables from:
Consolidated banking subsidiary	—	64
Consolidated non-banking subsidiaries and unconsolidated entities	3,361	2,337
Other assets	270	96
Total assets	$37,510	$36,362
Liabilities:
Accrued expenses and other liabilities	$696	$685
Long-term debt	12,383	10,940
Total liabilities	13,079	11,625
Shareholders’ equity	24,431	24,737
Total liabilities and shareholders’ equity	$37,510	$36,362

Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by operating activities	$2,684	$2,250	$2,047
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	58	46	3,103
Proceeds from sales and maturities of available-for-sale securities	900	—	—
Purchases of available-for-sale securities	(921)	(224)	—
Investments in consolidated banking and non-banking subsidiaries	(6,165)	(4,883)	(7,672)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	5,345	2,472	4,216
Net increase in investments in unconsolidated affiliates	—	—	172
Net cash (used in) provided by investing activities	(783)	(2,589)	(181)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,495	996	748
Payments for long-term debt	(50)	(1,000)	(450)
Proceeds from issuance of preferred stock, net of issuance costs	—	495	—
Proceeds from issuance of common stock, net of issuance costs	—	1,150	—
Payments for redemption of preferred stock	(750)	—	—
Repurchases of common stock	(1,585)	(350)	(1,292)
Repurchases of common stock for employee tax withholding	(81)	(124)	(104)
Payments for cash dividends	(930)	(828)	(768)
Net cash provided (used in) financing activities	(1,901)	339	(1,866)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

Note 28.    Subsequent Events
On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030 in a public offering.
On February 12, 2020, we announced that we will redeem all 5,000 of our outstanding shares of our non-cumulative perpetual preferred stock, Series C, for cash at a redemption price of $100,000 per share (equivalent to $25.00 per depositary share) plus all declared and unpaid dividends. The redemption price will be payable on March 16, 2020, and this redemption will be reflected in our first quarter 2020 results of operations.

State Street Corporation | 175

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2019			2018			2017
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$16,815	$360	2.14%	$18,081	$345	1.91%	$16,790	$184	1.10%
Interest-bearing deposits with non-U.S. banks	31,685	56.18		36,247	42.12		30,724	(4)	(.01)
Securities purchased under resale agreements	2,506	364	14.54	2,901	335	11.55	2,131	264	12.38
Trading account assets	884	1.11		1,051	—	—	1,011	(1)	(.12)
Investment securities:
U.S. Treasury and federal agencies(1)	56,639	1,443	2.55	48,449	1,178	2.43	43,273	854	1.97
State and political subdivisions(1)	1,869	62	3.31	5,481	189	3.45	9,928	378	3.80
Other investments	33,260	504	1.51	34,140	560	1.64	42,578	659	1.55
Loans	24,073	775	3.22	23,147	687	2.97	21,149	498	2.36
Lease financing(1)	—	—	—	426	11	2.53	767	21	2.67
Other interest-earning assets	14,160	395	2.79	15,714	372	2.37	22,884	222.97
Total interest-earning assets(1)	181,891	3,960	2.18	185,637	3,719	2.00	191,235	3,075	1.61
Cash and due from banks	3,390			3,178			3,097
Other assets	38,053			34,570			25,118
Total assets	$223,334			$223,385			$219,450

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$20,443	$222	1.08%	$17,081	$121.71%		$12,020	$72.61%
Savings	47,104	317.67		37,872	135.36		18,603	24.13
Non-U.S.	61,301	124.20		70,623	107.15		91,937	67.07
Total interest-bearing deposits	128,848	663.51		125,576	363.29		122,560	163.13
Securities sold under repurchase agreements	1,616	31	1.90	2,048	13.62		3,683	2.05
Other short-term borrowings	1,524	21	1.37	1,327	17	1.28	1,313	10.80
Long-term debt	11,474	414	3.61	10,686	389	3.64	11,595	308	2.66
Other interest-bearing liabilities	4,103	246	6.00	4,956	209	4.20	4,607	121	2.63
Total interest-bearing liabilities	147,565	1,375.93		144,593	991.68		143,758	604.42
Non-interest-bearing deposits:
Special time	15,338			19,187			27,402
Demand	13,552			16,260			13,556
Non-U.S.(2)	524			385			290
Other liabilities	21,299			19,804			12,379
Shareholders’ equity	25,056			23,156			22,065
Total liabilities and shareholders’ equity	$223,334			$223,385			$219,450
Net interest income, fully taxable-equivalent basis		$2,585			$2,728			$2,471
Excess of rate earned over rate paid			1.25%			1.32%			1.19%
Net interest margin(3)			1.42			1.47			1.29

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35% for the period ending in 2017, and a tax rate of 21% for periods ending in 2018 and 2019, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $19 million, $57 million and $167 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. non-interest-bearing deposits were $820 million, $1,165 million and $762 million as of December 31, 2019, 2018 and 2017, respectively.

(3)	NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.

State Street Corporation | 176

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

Years Ended December 31,	2019 Compared to 2018			2018 Compared to 2017
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$(24)	$39	$15	$14	$147	$161
Interest-bearing deposits with non-U.S. banks	(5)	19	14	(1)	47	46
Securities purchased under resale agreements	(46)	75	29	95	(24)	71
Trading account assets	—	1	1	—	1	1
Investment securities:
U.S. Treasury and federal agencies	199	66	265	102	222	324
State and political subdivisions	(125)	(2)	(127)	(169)	(20)	(189)
Other investments	(14)	(42)	(56)	(131)	32	(99)
Loans	27	61	88	47	142	189
Lease financing	(11)	—	(11)	(9)	(1)	(10)
Other interest-earning assets	(37)	60	23	(70)	220	150
Total interest-earning assets	(36)	277	241	(122)	766	644
Interest expense related to:
Deposits:
Time	24	77	101	30	19	49
Savings	33	149	182	24	87	111
Non-U.S.	(14)	31	17	(15)	55	40
Securities sold under repurchase agreements	(3)	21	18	(1)	12	11
Other short-term borrowings	3	1	4	—	7	7
Long-term debt	29	(4)	25	(24)	105	81
Other interest-bearing liabilities	(36)	73	37	9	79	88
Total interest-bearing liabilities	36	348	384	23	364	387
Net interest income	$(72)	$(71)	$(143)	$(145)	$402	$257

Quarterly Summarized Financial Information (Unaudited)

(Dollars in millions, except per share amounts; shares in thousands)	4Q19		3Q19	2Q19		1Q19	4Q18(1)	3Q18(1)	2Q18(1)	1Q18(1)
Total fee revenue	$2,368		$2,259	$2,260		$2,260	$2,326	$2,318	$2,395	$2,415
Interest income	906		1,001	1,007		1,027	982	916	907	857
Interest expense	270		357	394		354	285	244	248	214
Net interest income	636		644	613		673	697	672	659	643
Total other income	44	—	—	—	—	(1)	—	(1)	9	(2)
Total revenue	3,048		2,903	2,873		2,932	3,023	2,989	3,063	3,056
Provision for loan losses	3		2	1		4	8	5	2	—
Total expenses	2,407		2,180	2,154		2,293	2,486	2,091	2,170	2,268
Income before income tax expense	638		721	718		635	529	893	891	788
Income tax expense (benefit)	74		138	131		127	92	129	158	129
Net income	$564		$583	$587		$508	$437	$764	$733	$659
Net income available to common shareholders	$492		$528	$537		$452	$396	$708	$697	$603
Earnings per common share(2):
Basic	$1.36		$1.44	$1.44		$1.20	$1.04	$1.89	$1.91	$1.64
Diluted	1.35		1.42	1.42		1.18	1.03	1.87	1.88	1.62
Average common shares outstanding:
Basic	361,439		366,732	373,773		377,915	379,741	374,963	365,619	367,439
Diluted	365,851		370,595	377,577		381,703	383,651	379,383	370,410	372,619
Dividends per common share	$.52		$.52	$.47		$.47	$.47	$.47	$.42	$.42

(1)
The amounts for 2018 were updated from previously reported amounts due to the change in accounting method that we made during the first quarter of 2019. We voluntarily changed our accounting method under the FASB ASC 323, Investments - Equity Method and Joint Ventures, for investments in low income housing tax credit (LIHTC) from the equity method of accounting to the proportional amortization method of accounting. Additional information about the effect of the changes on the financial statement line items for prior periods is provided by Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 2, 2019.

(2)	Basic and diluted earnings per common share for full-year 2019 and basic earnings per common share for full-year 2018 do not equal the sum of the four quarters for the year.

State Street Corporation | 177

ACRONYMS

ABS	Asset-backed securities	LCR(1)	Liquidity coverage ratio
AFS	Available-for-sale	LIHTC	Low income housing tax credits
AML	Anti-money laundering	LDA model	Loss distribution approach model
AOCI	Accumulated other comprehensive income (loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LTD	Long-term debt
AUC/A	Assets under custody and/or administration	MBS	Mortgage-backed securities
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCRC	Business Conduct Risk Committee	MRC	Model Risk Committee
bps	Basis points	MRM	Model Risk Management
CAP	Capital adequacy process	MVG	Model Validation Group
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CRD	Charles River Development	NIM	Net interest margin
CET1(1)	Common equity tier 1	NOL	Net Operating Loss
CFTC	Commodity Futures Trading Commission	NSFR(1)	Net stable funding ratio
CIS	Corporate Information Security	ORM	Operational risk management
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Over-the-counter
CRO	Chief Risk Officer	OTTI	Other-than-temporary-impairment
CRPC	Credit Risk & Policy Committee	PCA	Prompt corrective action
CVA	Credit valuation adjustment	PCAOB	Public Company Accounting Oversight Board
DOJ	Department of Justice	PD(1)	Probability-of-default
DOL	Department of Labor	P&L	Profit-and-loss
E&A Committee	Examining and Audit Committee	RC	Risk Committee
ECB	European Central Bank	RWA(1)	Risk-weighted asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SCB	Stress Capital Buffer
EMEA	Europe, Middle East, and Africa	SEC	Securities and Exchange Commission
EPS	Earnings per share	SIFI	Systemically important financial institutions
ERM	Enterprise Risk Management	SLB	Stress Leverage Buffer
eSLR	Enhanced supplementary leverage ratio	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SOX	Sarbanes-Oxley Act of 2002
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FFELP	Federal Family Education Loan Program	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TCJA	Tax Cuts and Jobs Act
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	TMRC	Trading and Markets Risk Committee
FSOC	Financial Stability Oversight Council	TOPS	Technology and Operations Committee
FX	Foreign exchange	TORC	Technology and Operational Risk Committee
GAAP	Generally accepted accounting principles	UCITS	Undertakings for Collective Investments in Transferable Securities
GCR	Global credit review	UOM	Unit of measure
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA(1)	High-quality liquid assets	VIE	Variable interest entity
HRC	Human Resources Committee	WD	Withdrawn
HTM	Held-to-maturity

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 178

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

Assets under management: The total market value of client assets for which we provide investment management strategy services, advisory services and/or distribution services generating management fees based on a percentage of the assets’ market values. These client assets are not included on our balance sheet. Assets under management include managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets as the timing can vary significantly.

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

State Street Corporation | 179

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2019, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2019.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2019, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 180

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting
The management of State Street is responsible for establishing and maintaining adequate internal control over financial reporting.
State Street’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. State Street’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of State Street; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of State Street are being made only in accordance with authorizations of management and directors of State Street; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of State Street’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2019, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 181

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2019 consolidated financial statements of the Corporation and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 20, 2020

State Street Corporation | 182

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 29, 2020, referred to as the 2020 Proxy Statement, under the caption "Election of Directors." Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2020 Proxy Statement under the caption "Delinquent Section 16(a) Reports." Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2020 Proxy Statement under the caption "Corporate Governance at State Street." Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11.     EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2020 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation." Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2019. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	7,973	(2)	$—	21,343
Equity compensation plans not approved by shareholders	18	(3)	—	—
Total	7,991		—	21,343

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 5,834 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,139 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
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

State Street Corporation | 183

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
Stock awards totaling 241,205 shares of common stock were outstanding as of December 31, 2019; awards made through June 30, 2003, totaling 18,324 shares outstanding as of December 31, 2019, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997, 2006 or 2017 Equity Incentive Plan, which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2020 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2020 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2019, 2018 and 2017
Consolidated Statement of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017
Consolidated Statement of Condition - As of December 31, 2019 and 2018
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2019, 2018 and
2017
Consolidated Statement of Cash Flows - Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

State Street Corporation | 184

EXHIBIT INDEX

3.1
Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2018 filed with the SEC on October 31, 2018 and incorporated herein by reference)

3.2	By-laws, as amended (filed as Exhibit 3.1 to State Street's Current Report on Form 8-K (File No.001-07511) filed with the SEC on February 20, 2020 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Exchange Act

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

10.1†
State Street's Management Supplemental Retirement Plan, Amended and Restated, as amended (filed as Exhibit 10.5 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2019 filed with the SEC on May 1, 2019 and incorporated herein by reference)

10.2†
State Street's Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended (filed as Exhibit 10.2 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.3†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2019 filed with the SEC on May 1, 2019 and incorporated herein by reference)

State Street Corporation | 185

10.4†
State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 and filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.5†
State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2019 filed with the SEC on May 1, 2019 and incorporated herein by reference)

10.6†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended (filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.7†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.8†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008, as amended (filed as Exhibit 10.11 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.9†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2019 (filed as Exhibit 10.13 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

10.10
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.11†	Description of compensation arrangements for non-employee directors

10.12†
State Street’s Executive Compensation Trust Agreement dated June 1, 2002 (Rabbi Trust), as amended (filed as Exhibit 10.22 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.13A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.13B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.13C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.13D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.14†
Form of amended and restated employment agreement entered into on December 13, 2018 with each of Joseph L. Hooley, Eric W. Aboaf, Jeff D. Conway, Karen C. Keenan and Ronald P. O’Hanley (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2019 filed with the SEC on May 1, 2019 and incorporated herein by reference)

State Street Corporation | 186

10.15†
Terms of Employment for Jeffrey N. Carp dated November 11, 2005, as amended (filed as Exhibit 10.9 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2015 and filed with the SEC on February 19, 2016 and incorporated herein by reference)

10.16†
Employment Letter Agreements entered into with Andrew Erickson dated August 21, 2012, November 19, 2012, and May 25, 2016 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2018 filed with the SEC on May 3, 2018 and incorporated herein by reference)

10.17†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.18†
Transition and Separation Agreement entered into with Jeff D. Conway dated March 20, 2019 (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2019 filed with the SEC on May 1, 2019 and incorporated herein by reference)

10.19†
State Street Corporation Incentive Compensation Program, Effective January 1, 2019 (filed as Exhibit 10.24 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

10.20†
State Street Corporation Cash Award Plan, Effective January 1, 2019 (filed as Exhibit 10.25 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2019, 2018 and 2017, (ii) consolidated statement of comprehensive income for the years ended December 31, 2019, 2018 and 2017, (iii) consolidated statement of condition as of December 31, 2019 and December 31, 2018, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2019, 2018 and 2017, (v) consolidated statement of cash flows for the years ended December 31, 2019, 2018 and 2017, and (vi) notes to consolidated financial statements.

State Street Corporation | 187

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 20, 2020, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Executive Vice President and Chief Financial Officer

By	/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2020 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O'HANLEY	/s/ ERIC W. ABOAF
RONALD P. O'HANLEY,	ERIC W. ABOAF,
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer

DIRECTORS:

/s/ KENNETT F. BURNES	/s/ RONALD P. O'HANLEY
KENNETT F. BURNES	RONALD P. O'HANLEY

/s/ MARIE A. CHANDOHA	/s/ SARA MATHEW
MARIE A. CHANDOHA	SARA MATHEW

/s/ PATRICK de SAINT-AIGNAN	/s/ WILLIAM L. MEANEY
PATRICK de SAINT-AIGNAN	WILLIAM L. MEANEY

/s/ LYNN A. DUGLE	/s/ SEAN O'SULLIVAN
LYNN A. DUGLE	SEAN O'SULLIVAN

/s/ AMELIA C. FAWCETT	/s/ RICHARD P. SERGEL
AMELIA C. FAWCETT	RICHARD P. SERGEL

/s/ WILLIAM C. FREDA	/s/ GREGORY L. SUMME
WILLIAM C. FREDA	GREGORY L. SUMME

State Street Corporation | 188