Form 10-Q
period 2020-03-31
STATE STREET CORP
filed 2020-04-28
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of April 24, 2020 was 351,956,390.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2020

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $31.86 trillion of AUC/A and $2.69 trillion of AUM as of March 31, 2020.
As of March 31, 2020, we had consolidated total assets of $362.53 billion, consolidated total deposits of $257.10 billion, consolidated total shareholders' equity of $23.86 billion and 39,318 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 18 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC (2019 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2019 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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

The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include:

•	accounting for fair value measurements;

•	impairment of goodwill and other intangible assets;

•	contingencies; and

•	allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 117, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K and Significant Accounting Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Upon evaluating our accounting policies in light of our adoption of CECL on January 1, 2020, we included allowance for credit losses as one of our significant accounting policies. Other than including that additional significant policy, we did not change these significant accounting policies in the first three months of 2020.
Certain financial information provided in this Form 10-Q, including in this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities.
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

•
the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States and internationally, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on the economy and financial markets, the effectiveness of our work from home arrangements and staffing levels in operational facilities, the impact of market participants on which we rely and actions taken by governmental authorities and other third parties in response to the pandemic and the impact of lower equity market valuations on our service and management fee revenue;

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

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to impairment of such securities and the recognition of a provision for credit losses in our consolidated statement of income;

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

•
the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements and implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation (such as Undertakings for Collective Investments in Transferable Securities (UCITS) V, the Money Market Fund Regulation and the Markets in Financial Instruments Directive II/Markets in Financial Instruments Regulation); among other consequences, these regulatory changes impact the levels of regulatory capital, long-term debt and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by heightened standards and changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, cyber-security, resiliency, resolution planning and compliance programs, as well as changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

•
economic or financial market disruptions in the U.S. or internationally, including those which may result from recessions or political instability; for example, the United Kingdom's (U.K.) exit from the European Union or actual or potential changes in trade policy, such as tariffs or bilateral and multilateral trade agreements;

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
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the Investor Relations section of our corporate website at www.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020		2019		% Change
Total fee revenue	$2,399		$2,260		6%
Net interest income	664		673		(1)
Total other income	2	—	(1)	—	nm
Total revenue	3,065		2,932		5
Provision for credit losses(1)	36		4		nm
Total expenses	2,255		2,293		(2)
Income before income tax expense	774		635		22
Income tax expense	140		127		10
Net income	$634		$508		25
Adjustments to net income:
Dividends on preferred stock(2)	$(53)		$(55)		(4)
Earnings allocated to participating securities(3)	(1)		(1)		—
Net income available to common shareholders	$580		$452		28
Earnings per common share:
Basic	$1.64		$1.20		37
Diluted	1.62		1.18		37
Average common shares outstanding (in thousands):
Basic	353,746		377,915		(6)
Diluted	357,993		381,703		(6)
Cash dividends declared per common share	$.52		$.47		11
Return on average common equity	10.9%		8.7%		220	bps
Pre-tax margin	25.3		21.7		360

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-Q for additional information.
(2) Additional information about our preferred stock dividends is provided in Note 13 to the consolidated financial statements in this Form 10-Q.
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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2020 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the first quarter of 2020 compared to the same period in

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2019, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2019 period to the relevant 2020 period results.
Financial Results and Highlights

•	EPS of $1.62 in the first quarter of 2020 increased 37% compared to $1.18 in the same period in 2019.

•
The COVID-19 pandemic, and the actions we took to support our clients, the financial markets and the broader economy, is reflected in our results for the first quarter of 2020. This includes accommodating higher than usual U.S. client deposits in March 2020 and a 64% increase in FX trading services revenue in the first quarter of 2020 as compared to the same period in 2019 reflecting higher FX volume amidst significant market volatility towards quarter-end. Operationally, we maintained business continuity, resiliency and operational effectiveness with approximately 90% of our global employees working from home by the end of the quarter.

•	The impact of notable items in the first quarter of 2020 includes:

◦	acquisition costs of approximately $11 million primarily related to CRD; and

◦
costs of $9 million due to the redemption of all outstanding Series C non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.

•	The impact of notable items in the first quarter of 2019 includes:

◦	acquisition and restructuring costs of $9 million, consisting of acquisition costs related to CRD of $13 million, partially offset by a $4 million accrual release for restructuring; and

◦	legal and related expenses of approximately $14 million.

•
CRD contributed approximately $95 million and $58 million in total revenue and total expenses, respectively, in the first quarter of 2020, compared to $96 million and $41 million, respectively, in the same period in 2019. In addition, CRD-related expenses include $17 million and $15 million in amortization of other intangible assets in the first quarters of 2020 and 2019, respectively. CRD revenue with affiliated entities, which is eliminated in our consolidated financial statements, was $5 million and $3 million for the first quarters of 2020 and 2019, respectively.

•
In the first quarter of 2020, return on equity of 10.9% increased from 8.7% in the same period in 2019, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 25.3% in the first quarter of 2020 increased from 21.7% in the same period in 2019, primarily due to higher total revenue and lower expenses.

•
Operating leverage was 6.2% in the first quarter of 2020. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.

•
We repurchased $500 million of our common stock in the first quarter of 2020 under our common stock purchase program announced in June 2019. On March 16, 2020, we announced that we temporarily suspended our common stock repurchase program, together with the other U.S. based GSIFIs, in light of the COVID-19 pandemic.

•
As our clients participated in the Federal Reserve's Money Market Mutual Fund Liquidity Facility (MMLF) program in the first quarter of 2020, we purchased $27 billion of investment securities under that program providing liquidity to our clients by facilitating more than 50% of the MMLF program usage. In April 2020, we were selected to serve as custodian and accounting administrator for the Federal Reserve's Commercial Paper Funding Facility and to its Primary and Secondary Market Corporate Credit Fund Facilities.

Revenue

•
Total revenue and fee revenue increased 5% and 6%, respectively, in the first quarter of 2020 compared to the same period in 2019, primarily driven by increases in servicing fees, management fees and foreign exchange trading services, partially offset by lower securities finance revenues and software and processing fees and, in the case of total revenue, by NII.

•
Servicing fee revenue increased 3% in the first quarter of 2020 compared to the same period in 2019, primarily due to higher client activity and flows, average market levels, and net new business, partially offset by pricing headwinds.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
Management fee revenue increased 7% in the first quarter of 2020 compared to the same period in 2019, primarily due to higher average equity market levels and the run rate revenue impact of inflows from ETFs and cash throughout 2019, partially offset by mix changes away from higher fee institutional products.

•
Foreign exchange trading services increased 64% in the first quarter of 2020 compared to the same period in 2019, primarily due to a significant increase in FX volatility and trading volumes amidst significant market disruptions towards quarter-end.

•
Securities finance revenue decreased 22% in the first quarter of 2020 compared to the same period in 2019, primarily due to decreases in enhanced custody balances due to client deleveraging and a decline in equity markets and lower agency lending revenues due to lower spreads and balances with the market volatility in the first quarter of 2020.

•
Software and processing fees revenue decreased 41% in the first quarter of 2020 compared to the same period in 2019, primarily due to market-related adjustments and lower income on tax advantaged investments.

•
NII decreased 1% in the first quarter of 2020 compared to the same period in 2019, primarily due to the impact of lower market rates, partially offset by stronger deposit balances reflecting period-end inflows, and episodic market-related benefits.

Provision for Credit Losses

•
In the first quarter of 2020, we recorded a provision for credit losses related to loans and financial assets held at amortized cost, including investment securities held-to-maturity and off-balance sheet commitments of $36 million based on the CECL methodology, reflecting the impact of COVID-19 driven changes in our economic outlook as of quarter-end on estimated lifetime losses under the CECL methodology. While we took steps in late March to incorporate the impact of the COVID-19 pandemic on the economic forecast utilized to determine our allowance for credit losses, which drives our provision, if the economic forecast worsens relative to the assumptions we utilized in March our allowance for credit losses will increase accordingly in future periods. This compares to a $4 million provision for credit losses in the same period in 2019 (which was under the previous incurred loss model).

Expenses

•	Total expenses decreased 2% in the first quarter of 2020 compared to the same period in 2019, primarily reflecting savings from resource discipline, process re-engineering and automation initiatives.
AUC/A and AUM

•
AUC/A decreased 2% as of March 31, 2020 compared to March 31, 2019, primarily due to lower end of period equity market levels and a previously announced client transition, partially offset by higher fixed income market levels. In the first quarter of 2020, newly announced asset servicing mandates totaled approximately $171 billion. Servicing assets remaining to be installed in future periods totaled approximately $1.06 trillion as of March 31, 2020.

•	AUM decreased 4% as of March 31, 2020 compared to March 31, 2019, primarily due to lower end of period equity market levels, partially offset by net inflows from cash and ETFs.
Capital and Capital Redemptions

•	In the first quarter of 2020, we returned a total of approximately $683 million to our shareholders in the form of common stock dividends and share purchases.

◦
We declared aggregate common stock dividends of $0.52 per share, totaling $183 million in the first quarter of 2020, compared to $0.47 per share, totaling $177 million in the same period in 2019, representing an increase of approximately 11% on a per share basis.

◦
In the first quarter of 2020, we acquired 6.5 million shares of common stock at an average per share cost of $77.35 and an aggregate cost of approximately $500 million. In the first quarter of 2019, we acquired 4.2 million shares of common stock at an average per share cost of $70.93 and an aggregate cost of approximately$300 million. These purchases were all conducted under share purchase programs approved by our Board of Directors.

•
Our CET1 capital ratio was 10.7% as of March 31, 2020 compared to 11.7% as of December 31, 2019, and Tier 1 leverage ratio decreased to 6.1% as of March 31, 2020, compared to 6.9% as of December 31, 2019, due primarily to increased leverage assets and the redemption of our $500 million Series C

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

preferred stock in the first quarter of 2020. As of March 31, 2020, standardized approaches capital ratios were binding for the period.
Capital Redemptions

•
We redeemed all outstanding Series C non-cumulative perpetual preferred stock as of March 15, 2020 at a redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $9 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.03) per share in the first quarter of 2020.

Debt Issuances

•	On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030.

•
On March 26, 2020, we issued $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023, $500 million aggregate principal amount of 2.901% Fixed-to-Floating Rate Senior Notes due 2026 and $500 million aggregate principal amount of 3.152% of Fixed-to-Floating Rate Senior Notes due 2031.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2020 compared to the same period in 2019, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,				% Change
(Dollars in millions)	2020		2019
Fee revenue:
Servicing fees	$1,287		$1,251		3%
Management fees	449		420		7
Foreign exchange trading services	459		280		64
Securities finance	92		118		(22)
Software and processing fees	112		191		(41)
Total fee revenue	2,399		2,260		6
Net interest income:
Interest income	868		1,027		(15)
Interest expense	204		354		(42)
Net interest income	664		673		(1)
Other income:
Gains (losses) from sales of available-for-sale securities, net	2		—		nm
Other income	—		(1)		nm
Total other income	2	—	(1)	—	nm
Total revenue	$3,065		$2,932		5

nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarters of 2020 and 2019. Servicing and management fees collectively made up approximately 72% and 74% of the total fee revenue in the first quarters of 2020 and 2019, respectively.
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
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes and geography of assets held within our clients’ portfolios. If the lower equity market levels that we experienced towards the end of the first quarter of 2020 persist into future periods our servicing fee revenue would be adversely impacted.
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
We estimate, using relevant information as of March 31, 2020 and assuming that all other factors remain constant, that:

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

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
S&P 500®	3,056	2,721	12%	2,921	2,774	5%	2,585	2,834	(9)%
MSCI EAFE®	1,868	1,833	2	1,788	1,860	(4)	1,560	1,875	(17)
MSCI® Emerging Markets	1,030	1,033	—	972	1,053	(8)	849	1,058	(20)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2020	2019	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,295	2,107	9%
Barclays Capital Global Aggregate Bond Index®	510	489	4

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2020	2019
North America - ICI Market Data(1)(2)(3)
Long-Term Funds(4)	$(347.1)	$41.8
Money Market	765.4	54.0
Exchange-Traded Fund	58.3	45.7
Total ICI Flows	$476.6	$141.5

Europe - Broadridge Market Data(1)(5)(6)
Long-Term Funds(4)	$130.7	$5.7
Money Market	30.8	(9.0)
Total Broadridge Flows	$161.5	$(3.3)

(1) Industry data is provided for illustrative purposes only. It is not intended to reflect our activity or its clients' activity and is indicative of only segments of the entire industry.
(2) Source: Investment Company Institute. ICI data includes long-term funds, ETFs and money market funds, as well as funds not registered under the Investment Company Act of 1940. Mutual fund data represents estimates of net new cash flow, which is new sales minus redemptions combined with net exchanges, while ETF data represents net issuance, which is gross issuance less gross redemptions. Data for mutual funds that invest primarily in other mutual funds and ETFs that invest primarily in other ETFs were excluded from the series. ICI classifies mutual funds and ETFs based on language in the fund prospectus.
(3) The first quarter of 2020 data includes ICI actuals for January and February 2020 and ICI estimates for March 2020.
(4) The long-term fund flows reported by ICI are composed of North America Market flows mainly in Equities, Hybrids and Fixed-Income Asset Classes. The long-term fund flows reported by Broadridge are composed of the European, Middle-Eastern, and African market flows mainly in Equities, Fixed-Income and Multi Asset Classes.
(5) Source: © Copyright 2020, Broadridge Financial Solutions, Inc. Funds of funds have been excluded from Broadridge data (to avoid double counting). Therefore, a market total is the sum of all the investment categories excluding the three funds of funds categories (in-house, ex-house and hedge). Broadridge data includes funds for long-term funds and money market funds. ETFs are included in Broadridge’s database on mutual funds, but this excludes exchange-traded commodity products that are not mutual funds.
(6) The first quarter of 2020 data is on a rolling three month basis for December 2019 through February 2020 for Europe, Middle East and Africa (Copyright 2020 Broadridge Financial Solutions, Inc.).

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
Net New Business
Over the five years ended December 31, 2019, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually.
New business impacting servicing fees can include: custody; product and participant level accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and UCITS, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. If the lower equity market levels that we experienced towards the end of the first quarter of 2020 persist into future periods our management fee revenue would be adversely impacted. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. In addition, in a prolonged low-interest-rate environment we may waive certain fees for our clients for money market products.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee of AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of March 31, 2020 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:

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

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarters of 2020 and 2019.
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
NII on a FTE basis decreased in the first quarter of 2020 compared to the same period in 2019, primarily due to lower long-end U.S. market rates, partially offset by higher U.S. average client deposit balances, investment portfolio and loan growth, and episodic market-related benefits of approximately $20 million. The higher average deposits were primarily attributable to increased deposits towards quarter-end amidst the COVID-19 pandemic. When the economic and market environment becomes more stable, deposit levels may normalize, impacting net interest income.
Investment securities net premium amortization, which is included in interest income, was $108 million in the first quarter of 2020 compared to $89 million in the same period in 2019, primarily related to higher MBS premium amortization.
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

The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Unamortized premiums, net of discounts at period end	$1,653	$1,629
Net premium amortization	108	89
Investment securities duration (years)(1)	2.2	2.8

(1) Excluding investment securities purchased under the MMLF program, the investment securities portfolio duration is 2.7 years.
Money Market Mutual Fund Liquidity Facility
In March 2020, in response to the economic impact of COVID-19, the Federal Reserve established the MMLF program in order to enhance the liquidity and functioning of crucial money markets. Through the establishment of the MMLF program, the Federal Reserve Bank of Boston makes loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The MMLF program is authorized through September 30, 2020 and is to cease operations thereafter unless an extension is made. We participated in this program in support of our clients and purchased $27 billion of these assets (including negotiable CDs, municipals and asset-backed commercial paper) in the first quarter of 2020, following the program’s adoption on March 18, 2020 (for an average balance sheet impact of $2.1 billion in the first quarter of 2020), and earned $2 million of NII associated with this facility. The purchases are match funded through Federal Reserve borrowings and the assets are posted as collateral. The borrowing is non-recourse, meaning that the Federal Reserve has taken on the credit risk of the assets purchased. The purchased securities are classified as held-to-maturity and have a maturity of less than 12 months. MMLF related assets do not impact our risk-based and leverage capital ratios. We recorded a $4 million allowance for credit losses on HTM securities purchased under the MMLF program.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the first quarters of 2020 and 2019.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2020			2019
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rate	Average Balance	Interest Revenue/Expense	Average Rate
Interest-bearing deposits with banks	$67,120	$81.49%		$48,856	$119.99%
Securities purchased under resale agreements(2)	1,805	65	14.38	2,775	98	14.33
Trading account assets	915	—	—	866	—	—
Investment securities	95,449	487	2.04	88,273	507	2.30
Investment securities held to maturity purchased under money market liquidity facility	2,111	8	1.52	—	—	—
Loans	28,468	185	2.62	23,056	199	3.49
Other interest-earning assets	10,764	46	1.70	15,286	109	2.89
Average total interest-earning assets	$206,632	$872	1.70	$179,112	$1,032	2.34
Interest-bearing deposits:
U.S.	$80,247	$100.50%		$64,531	$132.83%
Non-U.S.(3)	64,340	(32)	(.20)	59,775	39.26
Total interest-bearing deposits(3)(4)	144,587	68.19		124,306	171.56
Securities sold under repurchase agreements	1,773	2.55		1,773	12	2.66
Short-term borrowings under money market liquidity facility	2,187	6	1.11	—	—	—
Other short-term borrowings	2,960	10	1.32	1,157	4	1.34
Long-term debt	13,288	88	2.64	10,955	106	3.89
Other interest-bearing liabilities	3,434	30	3.55	4,642	61	5.31
Average total interest-bearing liabilities	$168,229	$204.49		$142,833	$354	1.00
Interest rate spread			1.21%			1.34%
Net interest income, fully taxable-equivalent basis		$668			$678
Net interest margin, fully taxable-equivalent basis			1.30%			1.54%
Tax-equivalent adjustment		(4)			(5)
Net interest income, GAAP basis		$664			$673

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $123.96 billion in the first quarter of 2020 compared to $59.20 billion in the same period in 2019. Excluding the impact of netting, the average interest rates would be approximately 0.21% in the first quarter of 2020 compared to 0.64% in the same period in 2019.
(3) Average rate includes the impact of FX swap costs of approximately $(2) million in the first quarter of 2020 compared to $39 million in the same period in 2019. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.19% in the first quarter of 2020 compared to approximately 0.43% in the same period in 2019.
(4) Total deposits averaged $180.16 billion in the first quarter of 2020 compared to $155.34 billion in the same period in 2019.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 15 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $206.63 billion in the first quarter of 2020 compared to $179.11 billion in the same period in 2019. The increase is primarily driven by higher average total deposits.
Interest-bearing deposits with banks averaged $67.12 billion in the first quarter of 2020 compared to $48.86 billion in the same period in 2019. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits, including a significant increase in client deposits towards quarter-end.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Securities purchased under resale agreements averaged $1.81 billion in the first quarter of 2020 compared to $2.78 billion in the same period in 2019. The impact of balance sheet netting increased to $123.96 billion on average in the first quarter of 2020, respectively, compared to $59.20 billion in the same period in 2019. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting, in the first quarter of 2020 compared to the same period in 2019, is primarily due to the expansion of our FICC program and new client activity.
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
Average investment securities, excluding MMLF HTM securities, increased to $95.45 billion in the first quarter of 2020 from $88.27 billion in the same period in 2019 primarily driven by higher MBS balances.
Loans averaged $28.47 billion in the first quarter of 2020 compared to $23.06 billion in the same period in 2019. Average core loans, which exclude overdrafts, averaged $22.18 billion in first quarter of 2020 compared to $19.95 billion in the same period in 2019.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $10.76 billion in the first quarter of 2020 from $15.29 billion in the same period in 2019, primarily driven by a reduction in the level of cash collateral posted related to client deleveraging. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $144.59 billion in the first quarter of 2020 from $124.31 billion in the same period in 2019. Interest bearing deposits totaled $187.70 billion as of March 31, 2020 compared to $147.84 billion as of December

31, 2019. We expect deposits to remain elevated and above the averages in the fourth quarter of 2019 and what we experienced in January and February 2020. However, we do not expect the levels seen in the last half of March 2020 to persist unless the degree of market disruption experienced at the end of the first quarter of 2020 returns. Average U.S. interest-bearing deposits increased as a result of the overall macroeconomic environment, the level of global interest rates and new deposit initiatives. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, increased to $2.96 billion in the first quarter of 2020 from $1.16 billion in the same period in 2019.
Average long-term debt was $13.29 billion in the first quarter of 2020 compared to $10.96 billion in the same period in 2019. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods, including the issuance of $750 million of senior debt in January 2020 and $1.75 billion in March 2020.
Average other interest-bearing liabilities were $3.43 billion in the first quarter of 2020 compared to $4.64 billion in the same period in 2019. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Provision for Credit Losses
In January 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million as of January 1, 2020. In the first quarter of 2020, we recorded a provision for credit losses related to loans and financial assets held at amortized cost, including investment securities held-to-maturity and off-balance sheet commitments of $36 million based on the CECL methodology, reflecting the impact of COVID-19 driven changes in our economic outlook as of quarter-end on estimated lifetime losses under the CECL methodology. This compares to a $4 million provision for credit losses in the same period in 2019 (which was under the previous incurred loss model). Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 5 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 8: Expenses, provides the breakout of expenses for the first quarters of 2020 and 2019.

TABLE 8: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2020	2019
Compensation and employee benefits	$1,208	$1,229	(2)%
Information systems and communications	385	362	6
Transaction processing services	254	242	5
Occupancy	109	116	(6)
Acquisition costs	11	13	(15)
Restructuring charges, net	—	(4)	(100)
Amortization of other intangible assets	58	60	(3)
Other:
Professional services	81	80	1
Other	149	195	(24)
Total other	230	275	(16)
Total expenses	$2,255	$2,293	(2)
Number of employees at quarter-end	39,318	39,969	(2)
Compensation and employee benefits expenses decreased 2% in the first quarter of 2020 compared to the same period in 2019, primarily due to lower headcount in high cost locations, partially offset by higher seasonal deferred incentive compensation expenses for retirement eligible employees and related payroll taxes. These seasonal expenses were $151 million in the first quarter of 2020 compared to $137 million in the same period in 2019.

Total headcount decreased by approximately 2% as of March 31, 2020 compared to March 31, 2019, primarily driven by productivity savings, including a reduction in headcount in higher cost locations.
Information systems and communications expenses increased 6% in the first quarter of 2020 compared to the same period in 2019. The increase was primarily related to technology infrastructure enhancements.
Transaction processing services expenses increased 5% in the first quarter of 2020 compared to the same period in 2019, primarily reflecting higher transaction volume and broker fees due to higher FX volumes in March 2020.
Occupancy expenses decreased 6% in the first quarter of 2020 compared to the same period in 2019, primarily due to the advancement of our global footprint strategy.
Amortization of other intangible assets decreased 3% in the first quarter of 2020 compared to the same period in 2019.
Other expenses decreased 16% in the first quarter of 2020 compared to the same period in 2019, primarily driven by lower marketing spend and travel.
In April 2020, we announced that we were deferring most planned headcount reductions through the end of 2020, in light of the COVID-19 pandemic. We expect our planned actions will take place following that period.
Acquisition Costs
We recorded approximately $11 million of acquisition costs in the first quarter of 2020 compared to $13 million in the same period in 2019, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, out of which $121 million has been incurred as of March 31, 2020, since the acquisition.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and Other Adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Accrual balance at December 31, 2019	$190	$7	$1	$198
Payments and other adjustments	(33)	(1)	—	(34)
Accrual balance at March 31, 2020	$157	$6	$1	$164

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Income Tax Expense
Income tax expense was $140 million in the first quarter of 2020 compared to $127 million in the same period in 2019. Our effective tax rate was 18.1% in the first quarter of 2020, compared to 20.1% in the same period in 2019.
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
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2020	2019
Servicing fees	$1,287	$1,251	3%
Foreign exchange trading services	434	246	76
Securities finance	89	117	(24)
Software and processing fees	137	180	(24)
Total fee revenue	1,947	1,794	9
Net interest income	663	679	(2)
Total other income	2	(1)	nm
Total revenue	2,612	2,472	6
Provision for credit losses	36	4	nm
Total expenses	1,859	1,864	—
Income before income tax expense	$717	$604	19
Pre-tax margin	27%	24%
Average assets (in billions)	$220.3	$220.2

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 3% in the first quarter of 2020 compared to the same period in 2019 primarily due to higher client activity and flows, average market levels, and net new business, partially offset by pricing headwinds. FX rates negatively impacted servicing fees by 0.5% and 2% in the first quarters of 2020 and 2019, respectively.
Servicing fees generated outside the U.S. were approximately 45% of total servicing fees in the first quarter of 2020 compared to approximately 46% in the same period in 2019.

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
Collective funds	$8,662	$9,796	$9,436
Mutual funds	8,056	9,221	8,586
Insurance and other products	8,416	8,417	8,108
Pension products	6,730	6,924	6,513
Total	$31,864	$34,358	$32,643

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
Equities	$16,267	$19,301	$18,924
Fixed-income	11,096	10,766	9,831
Short-term and other investments	4,501	4,291	3,888
Total	$31,864	$34,358	$32,643

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
Americas	$22,787	$25,018	$23,979
Europe/Middle East/Africa	7,112	7,325	6,875
Asia/Pacific	1,965	2,015	1,789
Total	$31,864	$34,358	$32,643

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the first quarter of 2020 totaled approximately $171 billion. Servicing assets remaining to be installed in future periods totaled approximately $1.06 trillion as of March 31, 2020, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 76% in the first quarter of 2020 compared to the same period in 2019, primarily due to a significant increase in FX volatility and trading volumes amidst significant market disruptions towards quarter-end. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 73% and 27%, respectively, of foreign exchange trading services revenue in the first quarter of 2020.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 24% in the first quarter of 2020 compared to the same period in 2019, primarily due to decreases in enhanced custody balances related to client deleveraging and a decline in equity markets and lower agency lending revenues due to lower spreads. Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, interpretations of those standards, and our own balance sheet management activities, may influence modifications to the way in which we deliver our agency lending or enhanced custody businesses, the volume of our securities lending activity and related revenue and profitability in future periods.
Software and Processing Fees
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance, fees from our structured products business and other revenue including equity income from our joint venture investments, gains and losses on sales of other assets, market-related adjustments and income associated with certain tax-advantaged investments.
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, decreased 24% in the first quarter of 2020 compared to the same period in 2019, primarily due to market-related adjustments and lower income on tax-advantaged investments.
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

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CRD contributed approximately $95 million and $58 million in total revenue and total expenses, respectively, in the first quarter of 2020, compared to $96 million and $41 million, respectively, in the same period in 2019. In addition, CRD-related expenses include $17 million and $15 million in amortization of other intangible assets in the first quarters of 2020 and 2019, respectively. CRD revenue with affiliated entities, which is eliminated in our consolidated financial statements, was $5 million and $3 million for the first quarter of 2020 and 2019, respectively.
Expenses
Total expenses for Investment Servicing were flat in the first quarter of 2020 compared to the same period in 2019, primarily due to savings from resource discipline initiatives and process re-engineering benefits, offset by technology infrastructure and operational investments. Seasonal deferred incentive compensation expense and payroll taxes were $128 million in the first quarter of 2020 compared to $116 million in the same period in 2019. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2020	2019
Management fees	$449	$420	7%
Foreign exchange trading services(1)	25	34	(26)
Securities finance	3	1	nm
Software and processing fees(2)	(25)	11	nm
Total fee revenue	452	466	(3)
Net interest income	1	(6)	nm
Total revenue	453	460	(2)
Total expenses	385	406	(5)
Income before income tax expense	$68	$54	26
Pre-tax margin	15%	12%
Average assets (in billions)	$3.0	$3.2

(1) Includes revenues related to certain ETFs associated with State Street Global Advisors for which we act as the distribution and marketing agent.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Not meaningful
Management Fees
Management fees increased 7% in the first quarter of 2020 compared to the same period in 2019, primarily due to higher average equity market levels and the run rate revenue impact of inflows from ETFs and cash throughout 2019, partially offset by mix changes away from higher fee institutional products.
Management fees generated outside the U.S. were approximately 29% of total management fees in the first quarter of 2020 compared to approximately 27% in the same period in 2019.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
Equity:
Active	$68	$88	$85
Passive	1,493	1,903	1,694
Total equity	1,561	1,991	1,779
Fixed-income:
Active	89	89	88
Passive	369	379	341
Total fixed-income	458	468	429
Cash(1)	364	324	314
Multi-asset-class solutions:
Active	21	24	22
Passive	120	133	125
Total multi-asset-class solutions	141	157	147
Alternative investments(2):
Active	20	21	21
Passive	145	155	115
Total alternative investments	165	176	136
Total	$2,689	$3,116	$2,805

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2)  Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
Alternative Investments(2)	$59	$56	$45
Cash	18	9	8
Equity	474	618	535
Fixed-Income	78	85	73
Total Exchange-Traded Funds	$629	$768	$661

(1) ETFs are a component of AUM presented in the preceding table.
(2)  Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2020	December 31, 2019	March 31, 2019
North America	$1,847	$2,115	$1,899
Europe/Middle East/Africa	416	493	447
Asia/Pacific	426	508	459
Total	$2,689	$3,116	$2,805

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	26	(7)	—	3	16	38
Exchange-traded fund flows, net	13	15	—	—	6	34
Cash fund flows, net	—	—	31	—	—	31
Total flows, net	39	8	31	3	22	103
Market appreciation (depreciation)	404	38	6	22	28	498
Foreign exchange impact	4	—	—	—	—	4
Total market/foreign exchange impact	408	38	6	22	28	502
Balance as of December 31, 2019	$1,991	$468	$324	$157	$176	$3,116
Long-term institutional flows, net(3)	19	(10)	(1)	1	1	10
Exchange-traded fund flows, net	(13)	(3)	9	—	4	(3)
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	6	(13)	40	1	5	39
Market appreciation (depreciation)	(419)	6	2	(16)	(9)	(436)
Foreign exchange impact	(17)	(3)	(2)	(1)	(7)	(30)
Total market/foreign exchange impact	(436)	3	—	(17)	(16)	(466)
Balance as of March 31, 2020	$1,561	$458	$364	$141	$165	$2,689

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2)  Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.

TABLE 19: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
	Three Months Ended March 31,
(In billions)	2020	2019
Beginning balance	$3,116	$2,511
Net asset flows:
Long-term institutional	10	52
ETF	(3)	(3)
Cash fund	32	24
Total flows, net	39	73
Market appreciation (depreciation)	(436)	223
Foreign exchange impact	(30)	(2)
Total market/foreign exchange impact	(466)	221
Ending balance	$2,689	$2,805
Expenses
Total expenses for Investment Management decreased 5% in the first quarter of 2020 compared to the same period in 2019, primarily due to savings from resource discipline initiatives and process re-engineering benefits. Seasonal deferred incentive compensation expense and payroll taxes were $23 million in the first quarter of 2020 compared to $21 million in the same period in 2019.
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
Deposits and other liabilities resulting from client initiated transactions are invested in assets that generally have contractual maturities significantly longer than our liabilities; however, we evaluate the operational nature of our deposits and seek to maintain appropriate short-term liquidity of those liabilities that are not operational in nature and maintain longer-termed assets for our operational deposits. Our assets consist primarily of securities held in our AFS or HTM portfolios and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements. The actual mix of assets is influenced by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.

TABLE 20: AVERAGE STATEMENT OF CONDITION(1)
	Three Months Ended March 31,
(In millions)	2020	2019
Assets:
Interest-bearing deposits with banks	$67,120	$48,856
Securities purchased under resale agreements	1,805	2,775
Trading account assets	915	866
U.S. Treasury and federal agencies:
Direct obligations	14,102	15,427
Mortgage-and asset-backed securities	43,947	39,216
State and political subdivisions	1,782	1,914
Other investments:
Asset-backed securities	10,645	9,078
Collateralized mortgage-backed securities and obligations	741	980
Other debt investments and equity securities	24,232	21,658
Investment securities held to maturity purchased under money market liquidity facility	2,111	—
Total investment securities	97,560	88,273
Loans	28,468	23,056
Other interest-earning assets	10,764	15,286
Average total interest-earning assets	206,632	179,112
Cash and due from banks	3,856	3,078
Other non-interest-earning assets	40,693	37,370
Average total assets	$251,181	$219,560
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$80,247	$64,531
Non-U.S.	64,340	59,775
Total interest-bearing deposits(2)	144,587	124,306
Securities sold under repurchase agreements	1,773	1,773
Short-term borrowings under money market liquidity facility	2,187	—
Other short-term borrowings	2,960	1,157
Long-term debt	13,288	10,955
Other interest-bearing liabilities	3,434	4,642
Average total interest-bearing liabilities	168,229	142,833
Non-interest-bearing deposits(2)	35,573	31,037
Other non-interest-bearing liabilities	23,052	20,921
Preferred shareholders’ equity	2,861	3,690
Common shareholders’ equity	21,466	21,079
Average total liabilities and shareholders’ equity	$251,181	$219,560

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $180.16 billion in the first quarter of 2020 compared to $155.34 billion in the same period in 2019.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 21: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2020	December 31, 2019
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,150	$3,487
Mortgage-backed securities	18,364	17,838
Total U.S. Treasury and federal agencies	23,514	21,325
Asset-backed securities:
Student loans(1)	454	531
Credit cards	85	89
Collateralized loan obligations	1,841	1,820
Total asset-backed securities	2,380	2,440
Non-U.S. debt securities:
Mortgage-backed securities	1,692	1,980
Asset-backed securities	1,855	2,179
Government securities	13,055	12,373
Other	8,774	8,658
Total non-U.S. debt securities	25,376	25,190
State and political subdivisions	1,765	1,783
Collateralized mortgage obligations	96	104
Other U.S. debt securities	2,712	2,973
Total available-for-sale	$55,843	$53,815

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$9,268	$10,311
Mortgage-backed securities	26,613	26,297
Total U.S. Treasury and federal agencies	35,881	36,608
Asset-backed securities:
Student loans(1)	4,055	3,783
Total asset-backed securities	4,055	3,783
Non-U.S. debt securities:
Mortgage-backed securities	335	366
Government securities	279	328
Total non-U.S. debt securities	614	694
Collateralized mortgage obligations	600	697
Total	41,150	41,782
Held-to-maturity under money market mutual fund liquidity facility(3)	26,812	—
Total held-to-maturity	$67,962	$41,782

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Includes securities at amortized cost or fair value on the date of transfer from AFS.
(3) Consists of $25,365 million U.S. securities and $1,447 million non-U.S. securities.
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
Average duration of our investment securities portfolio was 2.2 years and 2.7 years as of March 31, 2020 and December 31, 2019, respectively. The decrease in securities duration is primarily driven by a significant increase in the HTM investment portfolio from securities purchased under the MMLF program. Excluding HTM securities purchased under the MMLF program, the average duration of our investment securities portfolio was 2.7 years as of March 31, 2020, unchanged from December 31, 2019, as the decrease in interest rates was offset by purchases in longer term securities.
As presented in the table below, approximately 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of both March 31, 2020 and December 31, 2019, excluding the securities purchased under the MMLF program. The Federal Reserve has taken on the credit risk of the assets purchased under the MMLF program, including municipal securities. The securities purchased under the MMLF program were primarily short-duration securities.

TABLE 22: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	March 31, 2020	December 31, 2019
AAA(1)	77%	77%
AA	13	13
A	5	5
BBB	5	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of March 31, 2020 and December 31, 2019, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 23: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2020	December 31, 2019
U.S. Agency Mortgage-backed securities	32%	41%
Foreign sovereign	15	19
U.S. Treasuries	12	14
Asset-backed securities	8	11
Other credit(1)	33	15
	100%	100%

(1) Includes the securities purchased under the MMLF program.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 21% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2020 and December 31, 2019, respectively.

TABLE 24: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2020	December 31, 2019
Available-for-sale:
Canada	$3,156	$2,611
France	2,318	2,223
European(1)	2,315	2,101
Australia	2,129	2,409
Germany	1,848	1,944
Spain	1,526	1,531
Japan	1,372	1,363
Austria	1,363	1,398
Netherlands	1,347	1,524
Belgium	1,235	977
Ireland	1,198	1,235
United Kingdom	1,132	1,608
Italy	1,041	1,113
Finland	971	846
Hong Kong	644	617
Asian(2)	567	581
Sweden	148	156
Luxembourg	72	124
Brazil	71	93
Norway	49	51
Other(3)	874	685
Total	$25,376	$25,190
Held-to-maturity:
Singapore	$170	$214
United Kingdom	123	126
Germany	110	112
Australia	87	109
Spain	81	85
Other	43	48
Total	$614	$694

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) Consists entirely of supranational bonds.
(2) Included approximately $808 million and $618 million as of March 31, 2020 and December 31, 2019, respectively, related to supranational and non-U.S. agency bonds.
Approximately 75% and 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, approximately 22% and 27%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2020, our non-U.S. debt securities had an average market-to-book ratio of 100.3%, and an aggregate pre-tax net unrealized gain of $89 million, composed of gross unrealized gains of $237 million and gross unrealized losses of $148 million. These unrealized amounts included:

•	a pre-tax net unrealized gain of $46 million, composed of gross unrealized gains of $180 million and gross unrealized losses of $134 million, associated with non-U.S. AFS debt securities; and

•	a pre-tax net unrealized gain of $43 million, composed of gross unrealized gains of $57 million and gross unrealized losses of $14 million, associated with non-U.S. HTM debt securities.
As of March 31, 2020, the securities listed under “Canada” were composed of Canadian government securities, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. Additionally, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages.
Municipal Obligations
We carried approximately $1.8 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2020, as shown in Table 21: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2020, we also provided approximately $9.5 billion of credit and liquidity facilities to municipal issuers.

TABLE 25: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2020
State of Issuer:
Texas	$328	$2,345	$2,673	22%
California	201	2,072	2,273	19
New York	729	1,531	2,260	19
Massachusetts	437	809	1,246	10
Total	$1,695	$6,757	$8,452

December 31, 2019
State of Issuer:
Texas	$275	$2,345	$2,620	23%
California	111	2,114	2,225	20
New York	283	1,531	1,814	16
Massachusetts	442	809	1,251	11
Total	$1,111	$6,799	$7,910

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.97 billion and $11.32 billion across our businesses as of March 31, 2020 and December 31, 2019, respectively.
(2) Includes municipal loans which are also presented within Table 26: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 25: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA”, or equivalent, as of March 31, 2020. Additionally, as of March 31, 2020, approximately 26%, 67% and 7% of our aggregate municipal securities exposure was associated with general obligation bonds, revenue bonds and certification participations, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Please refer to Note 3 and Note 5 to the consolidated financial statements in this Form 10-Q for additional information. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses. Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses is provided in Notes 3 and 5 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 26: U.S. AND NON- U.S. LOANS
(In millions)	As of March 31, 2020	As of December 31, 2019
Domestic(1):
Commercial and financial	$21,145	$18,762
Commercial real estate	1,815	1,766
Total domestic	22,960	20,528
Foreign(1):
Commercial and financial	9,419	5,781
Total foreign	9,419	5,781
Total loans(2)(3)	$32,379	$26,309
Average loans(4)	$28,468	$24,073

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Includes $8,685 million and $3,256 million of overdrafts as of March 31, 2020 and December 31, 2019, respectively.
(3) As of March 31, 2020, floating rate loans totaled $21,642 million and fixed rate loans totaled $2,047 million.
(4) Average loans are presented on a gross basis. Average loans net of allowance for loan loss amount to $28,398 million and $24,003 million as of March 31, 2020 and December 31, 2019, respectively.
The increase in loans in the commercial and financial segment as of March 31, 2020 compared to December 31, 2019 was primarily driven by higher levels of client overdrafts as we helped clients facilitate the higher settlement of trades and FX activities during March 2020 and an increase in loans to investment funds.
As of March 31, 2020 and December 31, 2019, our investment in senior secured loans, otherwise known as leveraged loans, totaled approximately $4.41 billion and $4.46 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2020 and December 31, 2019 of $233 million and $176 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 10 to the consolidated financial statements in this Form 10-Q.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 5 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 84% and 86% of the loans rated “BB” or “B” as of March 31, 2020 and December 31, 2019, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 and Note 5 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both March 31, 2020 and December 31, 2019.

TABLE 27: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2020	2019(1)
Allowance for credit losses:
Beginning balance(2)	$93	$83
Provision for credit losses (funded commitments)(3)	29	4
Provision for credit losses (unfunded commitments)(4)	3	(4)
Provision for credit losses (held-to-maturity securities)	4	—
Charge-offs(5)	(5)	—
Ending balance	$124	$83

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was recorded within other expenses in the consolidated statement of income. Upon adoption of ASU 2016-13 in the first quarter of 2020, the provision for all assets within scope is recorded within the provision for credit losses in the consolidated statement of income.
(2)Beginning 2020, balance activity will not tie to the December 31, 2019 ending balance due to the adoption of ASU 2016-13. Please refer to Note 1 to the consolidated financial statements in this Form 10-Q for additional information.
(3) The provision for credit losses is primarily related to commercial and financial loans.
(5) The charge-offs are related to commercial and financial loans.
(6) Consists primarily of FX translation.
As discussed above, we adopted ASU 2016-13 in January 2020. For additional information on this new standard, refer to Note 1 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We recorded a provision for credit losses related to loans and financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments of $36 million based on the CECL methodology compared to $4 million in the same period in 2019 (which was under the previous incurred loss model). Additional information is provided in Note 5 to the consolidated financial statements in this Form 10-Q. For additional information on the previous loss model, please refer to Note 4 of the 2019 Form 10-K.
As of March 31, 2020, approximately $83 million of our allowance for credit losses was related to senior secured loans included in the commercial and financial segment compared to $62 million as of March 31, 2019. As this portfolio grows and matures and our view on current and future economic scenarios change, our allowance for credit losses related to these loans may increase through additional provisions for credit losses. The remaining $41 million and $8 million as of March 31, 2020 and 2019, respectively, was related to off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity.
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
The cross-border outstandings presented in Table 28: Cross-border outstandings, represented approximately 28% of our consolidated total assets as of both March 31, 2020 and December 31, 2019.

TABLE 28: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2020
Japan	$22,508	$684	$23,192
United Kingdom	15,352	6,807	22,159
Germany	17,562	831	18,393
Australia	5,090	3,406	8,496
Canada	4,121	3,594	7,715
Luxembourg	5,108	1,655	6,763
Ireland	2,390	2,482	4,872
France	2,948	1,883	4,831
Switzerland	829	2,805	3,634
December 31, 2019
Germany	$20,968	$217	$21,185
United Kingdom	13,764	1,468	15,232
Japan	11,121	555	11,676
Luxembourg	3,399	668	4,067
Canada	2,955	783	3,738
Australia	3,100	597	3,697
France	2,813	240	3,053
Ireland	1,988	641	2,629
Switzerland	1,724	589	2,313

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2020, aggregate cross-border outstandings in Belgium amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.49 billion. As of December 31, 2019, aggregate cross-border outstandings in the Netherlands amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.89 billion.
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
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 18 to 47 included under Item 1A, Risk Factors, in our 2019 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 80 to 84 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2019 Form 10-K.
Credit Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as securities purchased under a resale agreement, principal securities lending and FX and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions and fees receivables.
Allowance for Credit Losses
We maintain an allowance for credit losses to support our on-balance sheet credit exposures, including financial assets held at amortized cost and investment securities held-to-maturity. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, and reasonable and supportable forecasts and their effect on our counterparties in our expectation of credit losses. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenario, to develop management’s forecast of future expected losses.
The economic forecast utilized in the first quarter of 2020 reflects a significant shift in economic outlook, with the expectation of an economic contraction over several quarters due to the impact of COVID-19. We took steps in late March to incorporate the impact of the COVID-19 pandemic on the economic forecast utilized to determine our allowance for credit losses. Such outlook continues to evolve as new information becomes available and if the economic forecast worsens relative to the information utilized to determine our allowance for credit losses as of March 31, 2020, our allowance for credit losses will increase accordingly in future periods. The market and economic uncertainty has also increased the risks inherent in our activities as a credit provider to investment pools and other institutional investors. Additional information about the allowance for credit losses is provided in Note 5 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 84 to 89 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2019 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2020, the Parent Company and State Street Bank had approximately $2.45 billion of senior notes or

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 89 to 93 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2019 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 9 included under Item 1, Business, in our 2019 Form 10-K.
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

We report LCR to the Federal Reserve daily. For the quarters ended March 31, 2020 and December 31, 2019, daily average LCR for the Parent Company was 109% and 110%, respectively. The average HQLA for the Parent Company under the LCR final rule was $112.67 billion and $100.23 billion, post-prescribed haircuts, for the quarters ended March 31, 2020 and December 31, 2019, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $57.53 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended March 31, 2020, compared to $41.56 billion for the quarter ended December 31, 2019. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. We had approximately $4 billion of outstanding borrowings from the FHLB as of March 31, 2020. As of December 31, 2019, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2020 and December 31, 2019, we had no outstanding primary credit borrowings from the FRBB discount window.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $75.16 billion for the quarter ended March 31, 2020 compared to $76.94 billion for the quarter ended December 31, 2019.
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

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We had unfunded commitments to extend credit with gross contractual amounts totaling $30.97 billion and $29.70 billion and standby letters of credit totaling $3.27 billion and $3.32 billion as of March 31, 2020 and December 31, 2019, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2020, approximately 75% of our unfunded commitments to extend credit and 10% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being fully drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
We submitted our updated 2019 165(d) resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC (the Agencies) before July 1, 2019, and our resolution strategy is materially consistent with our prior resolution strategy. In reviewing the 2019 plan, the Agencies noted meaningful improvements over prior plan submissions. The Agencies did not identify any deficiencies in the 2019 plan, but did identify one shortcoming related to the implementation of governance mechanisms. We submitted to the Agencies our plan to remediate this shortcoming in line with the expected timeframe. In addition to the above letter, the Federal Reserve and FDIC jointly issued a final rule that was published in the Federal Register on November 1, 2019.  This final rule revised the implementation requirements under the Dodd Frank Act's resolution planning provisions by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street. This cycle alternates between a targeted resolution plan, followed two years later by a full resolution plan.  As a result of this rule, our next resolution plan will be a targeted plan and is due July 1, 2021.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 12 to 14 included under Item 1, Business, in our 2019 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
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
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. On April 22, 2019, the Federal Register published the FDIC’s advance notice of proposed rulemaking in which it invited comment on potential revisions to its IDI plan requirements. In addition to this advance notice of proposed rulemaking, on April 16, 2019, the FDIC Board voted to delay the next round of submissions under the IDI Rule until the rulemaking process has been completed. At this time, the filing deadline for our next IDI plan has not been identified by the FDIC.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2020 and December 31, 2019, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $5.37 billion and $1.10 billion as of March 31, 2020 and December 31, 2019, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $0.99 billion, as of March 31, 2020, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both March 31, 2020 and December 31, 2019, there was no balance outstanding on this line of credit.
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
On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030.
On March 26, 2020, we issued $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023, $500 million aggregate principal amount of 2.901% Fixed-to-Floating Rate Senior Notes due 2026 and $500 million aggregate principal amount of 3.152% of Fixed-to-Floating Rate Senior Notes due 2031.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is provided in Note 8 to the consolidated financial statements in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
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
In light of the COVID-19 pandemic, we have instituted business continuity arrangements across our operating locations and we and a significant percentage of our key service providers are operating significantly or entirely in a work from home environment. Due to the related market disruption, we have also been processing a historically high volume of transactions on behalf of our clients. Both the operating environment and market dynamics increase operational risk and information technology risk, including cyber-threats.  See also “Information Technology Risk Management” below.

State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For additional information about our operational risk framework, refer to pages 93 to 97 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2019 Form 10-K.
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
For additional information about our information technology risk framework, refer to pages 97 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management", in our 2019 Form 10-K.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, FX rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management activities.
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
For additional information about the market risk associated with our trading activities, refer to pages 98 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.
As part of our trading activities, we assume positions in the FX and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including FX forward contracts, FX and interest-rate options and interest rate swaps, interest rate forward contracts, and interest rate futures. As of March 31, 2020, the notional amount of these derivative contracts was $2.76 trillion, of which $2.74 trillion was composed of FX forward, swap and spot contracts. We seek to match positions closely with the objective of tightly controlling related currency and interest rate risk. All FX contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 100 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.

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
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Trading and Markets Risk Committee (TMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We had four back-testing exceptions in the quarter ended March 31, 2020, all of which occurred during the heightened market volatility witnessed in March 2020. There were no back-testing exceptions in the quarter ended March 31, 2019, and one back-testing exception in the quarter ended December 31, 2019.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2020, December 31, 2019 and March 31, 2019. A covered position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.
Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.

TABLE 29: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2020	As of December 31, 2019	As of March 31, 2019
	March 31, 2020			December 31, 2019			March 31, 2019
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$9,533	$14,575	$5,220	$10,235	$26,419	$5,880	$10,030	$18,397	$4,201	$6,496	$9,954	$16,571
Global Treasury	803	4,018	112	733	2,326	123	614	2,615	207	3,335	987	865
Diversification	(808)	(4,048)	(121)	(864)	(4,812)	(67)	(772)	(2,738)	(157)	(3,341)	(1,082)	(939)
Total VaR	$9,528	$14,545	$5,211	$10,104	$23,933	$5,936	$9,872	$18,274	$4,251	$6,490	$9,859	$16,497

TABLE 30: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2020	As of December 31, 2019	As of March 31, 2019
	March 31, 2020			December 31, 2019			March 31, 2019
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$39,994	$61,261	$23,402	$34,574	$55,751	$17,492	$26,810	$49,359	$15,052	$38,401	$48,089	$39,238
Global Treasury	3,825	14,586	587	3,454	8,376	842	4,999	9,530	1,953	10,905	5,898	6,761
Diversification	(4,307)	(15,622)	(615)	(3,459)	(5,962)	(1,734)	(5,426)	(10,857)	(1,710)	(12,045)	(8,289)	(8,592)
Total VaR	$39,512	$60,225	$23,374	$34,569	$58,165	$16,600	$26,383	$48,032	$15,295	$37,261	$45,698	$37,407

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The three month average of our stressed VaR-based measure was approximately $40 million for the quarter ended March 31, 2020 compared to an average of approximately $35 million for the quarter ended December 31, 2019 and $26 million for the quarter ended March 31, 2019. The increase in the average stressed VaR compared to the quarters ended December 31, 2019 and March 31, 2019, is primarily attributed to higher foreign exchange and interest rate risk positions.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low, both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures. The following tables present the VaR and stressed-VaR associated with our trading activities attributable to FX risk, interest rate risk and volatility risk as of March 31, 2020, December 31, 2019 and March 31, 2019. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

TABLE 31: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of March 31, 2020			As of December 31, 2019			As of March 31, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$5,599	$7,017	$162	$5,447	$6,266	$126	$3,837	$14,401	$327
Global Treasury	22	3,609	—	24	966	—	47	836	—
Diversification	(28)	(3,583)	—	(23)	(995)	—	(62)	(746)	—
Total VaR	$5,593	$7,043	$162	$5,448	$6,237	$126	$3,822	$14,491	$327

TABLE 32: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of March 31, 2020			As of December 31, 2019			As of March 31, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate	Volatility Risk
By component:
Global Markets	$11,695	$51,732	$172	$8,427	$61,792	$266	$12,870	$45,137	$421
Global Treasury	40	10,242	—	59	6,258	—	126	7,121	—
Diversification	(61)	(11,848)	—	(61)	(8,681)	—	(162)	(10,467)	—
Total VaR	$11,674	$50,126	$172	$8,425	$59,369	$266	$12,834	$41,791	$421

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Table 33, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2020 and March 31, 2019. Our March 31, 2020 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 33: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2020		March 31, 2019
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	0.67%	2.50%	2.41%
12-month forward rates	0.25	0.85	2.50	2.72
In Table 34: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our modeling approach in the past has been to keep our balance sheet consistent with our baseline outlook in both higher and lower rate scenarios. However, for the March 31, 2020 reporting period, we reevaluated this approach for our +100 bps shock scenario in light of the current rate environment. Under this scenario, which assumes that the Federal Reserve increases its target range by 1.00% to 1.25% along with increases by other central banks, client deposits are modeled to return to average balance levels experienced in the fourth quarter of 2019 with a corresponding reduction in cash and cash equivalents held with central banks.For the -100 bps shock scenario at March 31, 2020, we held the balance sheet consistent with our baseline outlook, including client deposits, given the amount of fiscal stimulus and monetary policy easing already implied in the baseline scenario. Another factor was that the current -100 bps scenario is impacted by assumed floors as interest rates reach zero for certain currencies including U.S. dollar.

TABLE 34: NET INTEREST INCOME SENSITIVITY
	March 31, 2020			March 31, 2019
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$314	$136	$450	$103	$238	$341
–100 bps shock	(93)	140	47	(165)	23	(142)
Steeper yield curve:
+100 bps shift in long-end rates	174	8	182	92	17	109
-100 bps shift in short-end rates	(17)	147	130	(35)	37	2
Flatter yield curve:
+100 bps shift in short-end rates	155	128	283	16	223	239
-100 bps shift in long-end rates	(84)	(7)	(91)	(121)	(16)	(137)
As of March 31, 2020, NII sensitivity is expected to benefit from both parallel increases and decreases in interest rates. Compared to March 31, 2019, our NII is more sensitive to parallel rate increases primarily driven by lower deposit beta assumptions given the current interest rate environment. Our positioning to parallel rate decreases has shifted to benefit NII driven by changes to the composition of our deposit base as well as impacts by assumed floors as interest rates in several currencies approach zero, which prevents the full extent of the rate shock to be realized.
U.S. dollar NII sensitivity as of March 31, 2020 remains poised to benefit from a parallel rise in interest rates and our sensitivity to a parallel decrease in interest rates has shifted to a neutral NII position. Compared to March 31, 2019, our U.S. dollar NII benefit to higher rates has increased due to lower deposit betas and lower prepayments in the investment portfolio. Compared to March 31, 2019, our U.S. dollar NII sensitivity to lower rates has improved driven by changes to the composition of U.S. deposits and cash flow hedging activity which impacts our short-end sensitivities. Our U.S. declining rate scenarios are also impacted by assumed floors as U.S. interest rates approach zero.
NII sensitivity is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to March 31, 2019, our non-U.S. benefit to higher rates has decreased while the benefit to lower rates has increased. The decreased benefit to higher rates is driven by EMEA deposit pricing actions in addition to the treatment of excess reserves by the European Central Bank and Swiss National Bank. The increased benefit to lower rates is impacted by the aforementioned deposit pricing and excess reserve changes.

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

TABLE 35: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of March 31,
(In millions)	2020	2019
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,161)	$(1,615)
–200 bps shock	1,179	605
As of March 31, 2020, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to March 31, 2019, the change in the up 200 bps instantaneous shock scenario was primarily driven by the benefit from increased liability duration from deposit modeling updates and long-term debt issuances. The down 200 bps instantaneous shock results are impacted by assumed floors as interest rates in several currencies approach zero, which prevents the full extent of the rate shock to be realized.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to pages 103 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management", in our 2019 Form 10-K.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 105 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2019 Form 10-K.
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
For additional information about our strategic risk management framework, refer to page 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management Framework", in our 2019 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III rule. Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% leverage buffer under the Basel III rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 106 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.

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
The minimum capital ratios as of January 1, 2020, including a capital conservation buffer of 2.5% and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for tier 1 risk-based capital and 11.5% for total risk-based capital. Based on a calculation date of December 31, 2018, our G-SIB surcharge for 2020 was reduced to 1.0%. This reduction was driven by strategic balance sheet repositioning and risk reduction actions in 2018. To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by Regulation Y and the Prompt Corrective Action Framework.
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
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank, calculated under the advanced approaches and standardized approach provisions of the Basel III final rule as of the dates indicated. We are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy under applicable bank regulatory standards.

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 36: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2020	Basel III Standardized Approach March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches March 31, 2020	Basel III Standardized Approach March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,659	$10,659	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			22,315	22,315	21,918	21,918	13,936	13,936	13,218	13,218
Accumulated other comprehensive income (loss)			(920)	(920)	(870)	(870)	(650)	(650)	(654)	(654)
Treasury stock, at cost			(10,664)	(10,664)	(10,209)	(10,209)	—	—	—	—
Total			21,390	21,390	21,475	21,475	26,179	26,179	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,994)	(8,994)	(9,112)	(9,112)	(8,726)	(8,726)	(8,839)	(8,839)
Other adjustments(1)			(281)	(281)	(150)	(150)	(111)	(111)	(1)	(1)
Common equity tier 1 capital			12,115	12,115	12,213	12,213	17,342	17,342	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			14,586	14,586	15,175	15,175	17,342	17,342	16,617	16,617
Qualifying subordinated long-term debt			1,168	1,168	1,095	1,095	1,172	1,172	1,099	1,099
Allowance for credit losses			17	123	5	90	18	123	3	90
Total capital			$15,771	$15,877	$16,275	$16,360	$18,532	$18,637	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$60,468	$110,913	$54,763	$102,367	$57,169	$107,380	$51,610	$98,979
Operational risk(3)			46,738	N/A	47,963	N/A	43,925	N/A	44,138	NA
Market risk			1,850	1,850	1,638	1,638	1,850	1,850	1,638	1,638
Total risk-weighted assets			$109,056	$112,763	$104,364	$104,005	$102,944	$109,230	$97,386	$100,617
Adjusted quarterly average assets			$239,861	$239,861	$219,624	$219,624	$236,431	$236,431	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge
Common equity tier 1 capital	8.0%	8.5%	11.1%	10.7%	11.7%	11.7%	16.8%	15.9%	17.1%	16.5%
Tier 1 capital	9.5	10.0	13.4	12.9	14.5	14.6	16.8	15.9	17.1	16.5
Total capital	11.5	12.0	14.5	14.1	15.6	15.7	18.0	17.1	18.2	17.7

(1) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
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
NA Not applicable

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our CET1 capital decreased $0.10 billion as of March 31, 2020 compared to December 31, 2019, primarily driven by common stock repurchases and capital distributions from common and preferred stock dividends in the first quarter of 2020, partially offset by net income and accumulated other comprehensive income.
Our tier 1 capital decreased $0.59 billion as of March 31, 2020 compared to December 31, 2019 under both the advanced approaches and standardized approach due to the aforementioned changes in our CET1 capital and the redemption of the Series C preferred stock. Total capital decreased under the advanced approaches and standardized approach by $0.50 billion and $0.48 billion, respectively, due to the changes in our tier 1 and tier 2 capital.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the first quarter of 2020 and for the year ended December 31, 2019.

TABLE 37: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2020	Basel III Standardized Approach March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,213	$12,213	$11,580	$11,580
Net income	634	634	2,242	2,242
Changes in treasury stock, at cost	(455)	(455)	(1,494)	(1,494)
Dividends declared	(227)	(227)	(939)	(939)
Goodwill and other intangible assets, net of associated deferred tax liabilities	118	118	238	238
Effect of certain items in accumulated other comprehensive income (loss)	(50)	(50)	462	462
Other adjustments	(118)	(118)	124	124
Changes in common equity tier 1 capital	(98)	(98)	633	633
Common equity tier 1 capital balance, end of period	12,115	12,115	12,213	12,213
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,175	15,175	15,270	15,270
Change in common equity tier 1 capital	(98)	(98)	633	633
Net issuance of preferred stock	(491)	(491)	(728)	(728)
Other adjustments	—	—	—	—
Changes in tier 1 capital	(589)	(589)	(95)	(95)
Tier 1 capital balance, end of period	14,586	14,586	15,175	15,175
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,100	1,185	792	861
Net issuance and changes in long-term debt qualifying as tier 2	73	73	317	317
Changes in Allowance for credit losses(1)	12	33	(9)	7
Change in other adjustments	—	—	—	—
Changes in tier 2 capital	85	106	308	324
Tier 2 capital balance, end of period	1,185	1,291	1,100	1,185
Total capital:
Total capital balance, beginning of period	16,275	16,360	16,062	16,131
Changes in tier 1 capital	(589)	(589)	(95)	(95)
Changes in tier 2 capital	85	106	308	324
Total capital balance, end of period	$15,771	$15,877	$16,275	$16,360

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-Q for additional information.

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the first quarter of 2020 and for the year ended December 31, 2019.

TABLE 38: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach March 31, 2020	Basel III Standardized Approach December 31, 2019
Total risk-weighted assets, beginning of period(1)	$104,364	$95,315	$104,005	$98,820
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(272)	3,470	(97)	3,882
Net increase (decrease) in loans	2,361	2,586	6,458	809
Net increase (decrease) in securitization exposures	(179)	(140)	(179)	(140)
Net increase (decrease) in repo-style transaction exposures	1,605	(45)	(4,473)	365
Net increase (decrease) in Over-the-counter derivatives exposures	307	26	3,301	(1,124)
Net increase (decrease) in all other(2)(3)	1,883	1,128	3,536	1,272
Net increase (decrease) in credit risk-weighted assets	5,705	7,025	8,546	5,064
Net increase (decrease) in market risk-weighted assets	212	121	212	121
Net increase (decrease) in operational risk-weighted assets	(1,225)	1,903	N/A	N/A
Total risk-weighted assets, end of period	$109,056	$104,364	$112,763	$104,005

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
As of March 31, 2020, total advanced approaches RWA increased $4.69 billion compared to December 31, 2019, mainly due to an increase in credit risk, partially offset by operational risk RWA. The increase in credit risk RWA was primarily due to loans, all other, and repo-style transactions RWA. The decrease in operational risk RWA was driven by decreased frequency in the largest unit of measure.
As of March 31, 2020, total standardized approach RWA increased $8.76 billion compared to December 31, 2019, mainly due to increases in both credit and market risk RWA. The increase in credit risk RWA was primarily due to loans, all other, and OTC derivatives RWA, partially offset by repo-style transactions RWA. The increase in market risk RWA was primarily due to equity market volatility in the first quarter of 2020.
The regulatory capital ratios as of March 31, 2020, presented in Table 36: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2020, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWA and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined unit of measure (UOM), and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations.
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

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Tier 1 and Supplementary Leverage Ratios
The SLR rule requires that, as of January 1, 2018, (i) State Street Bank maintains an SLR of at least 6.0% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action Framework and (ii) we maintain an SLR of at least 5.0% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, State Street Bank is subject to a well capitalized tier 1 leverage ratio requirement of 5.0%.

TABLE 39: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2020	December 31, 2019
State Street Corporation:
Tier 1 capital	$14,586	$15,175
Average assets	251,181	228,886
Less: adjustments for deductions from tier 1 capital	(11,320)	(9,262)
Adjusted average assets	239,861	219,624
Off-balance sheet exposures	30,401	28,238
Total assets for SLR	$270,262	$247,862
Tier 1 leverage ratio(1)	6.1%	6.9%
Supplementary leverage ratio	5.4	6.1

State Street Bank:
Tier 1 capital	$17,342	$16,617
Average assets	247,313	225,234
Less: adjustments for deductions from tier 1 capital	(10,882)	(8,837)
Adjusted average assets	236,431	216,397
Off-balance sheet exposures	30,432	28,266
Total assets for SLR	$266,863	$244,663
Tier 1 leverage ratio (1)	7.3%	7.7%
Supplementary leverage ratio	6.5	6.8

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III rule.
Total Loss-Absorbing Capacity
In 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, that is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0%) and 9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule; and (2) qualifying external LTD equal to the greater of 7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%)

and 4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external LTD and external TLAC as of March 31, 2020. On January 24, 2020 we issued $750 million aggregate principal amount of 2.400% Senior Notes due in 2030. On March 26, 2020, we issued $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023, $500 million aggregate principal amount of 2.901% Fixed-to-Floating Rate Senior Notes due 2026 and $500 million aggregate principal amount of 3.152% of Fixed-to-Floating Rate Senior Notes due 2031.

TABLE 40: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2020
(Dollars in millions)	Actual		Requirement(1)
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$27,545	24.4%	$24,244	21.5%
Supplementary leverage exposure	27,545	10.2	25,675	9.5
Long term debt:
Risk-weighted assets	12,583	11.2	7,893	7.0
Supplementary leverage exposure	12,583	4.7	12,162	4.5

(1) We have received a one year extension for compliance with LTD SLR to April 1, 2020; all other requirements of the TLAC final rule became effective January 1, 2019.
We requested and received from the Federal Reserve, an extension from January 1, 2019 to January 1, 2020, for compliance with the LTD SLR requirements of the TLAC final rule. In granting the extension request, the Federal Reserve noted that the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018. Under this legislation, the Federal Reserve and the other U.S. federal banking agencies must promulgate rules to exclude certain central bank placements from the calculation of SLR for custodial banks such as us. The Federal Reserve and the other U.S. federal banking agencies adopted that final rule in November 2019; the rule becomes effective on April 1, 2020. Accordingly, we requested and received an additional three-month extension from January 1, 2020 to April 1, 2020, for compliance with the LTD SLR requirements of the rule. This regulatory change is expected to reduce the LTD we are required to hold as calculated under the requirements generally in effect through March 31, 2020.

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Regulatory Developments
In April 2018, the Federal Reserve issued a proposed rule which would replace the current 2.0% supplementary leverage ratio buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge, which is currently 1.0% for us. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs.
In November 2019, the Federal Reserve and the other U.S. federal banking agencies adopted a final rule that establishes a deduction for central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. For the quarter ended March 31, 2020, we estimated that $65.03 billion of average balances held on deposit at central banks would have been excluded from the SLR denominator, which would have impacted the SLR by approximately 171 bps. Accordingly, the estimated proforma SLR would have been 7.1% as of March 31, 2020.The TLAC and LTD that we are required to hold as calculated under the current requirements will also be reduced as a consequence of the rule.
Also in November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule to implement the Standardized Approach for Counterparty Credit Risk as a replacement of the Current Exposure Method for calculating exposure-at-default of derivatives exposures. We have not estimated the impact of the final rule as its mandatory compliance date is January 1, 2022, and it is expected to be accompanied by other revisions to the Basel III regime.
On March 4, 2020, the Agencies issued the SCB final rule that will replace, under the Standardized Approach, the current Capital Conservation Buffer (2.5%) with a SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus the Bank’s planned dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement will become effective in the fourth quarter of 2020 (it must be updated on October 1 each year) and will be floored at 2.5%. Based on the results of the 2019 CCAR cycle, State Street estimated that it would be subject to an SCB of 2.5%.
The Federal Reserve also recently took action to support the flow of credit to the economy and liquidity in markets impacted by the COVID-19 pandemic: following the launch of the MMLF program, the Federal

Reserve issued a rule on March 19, 2020, allowing bank holding companies to exclude assets purchased with the MMLF program from their risk-weighted assets and total leverage exposure. Additionally, the SLR interim final rule released on April 1, 2020 will allow bank holding companies to deduct their deposits with the Federal Reserve and their investments in U.S. Treasuries from their total leverage exposure from the second quarter of 2020 through the first quarter of 2021. The U.S. Treasuries deduction will be applied in addition to the central bank deposits relief referred to above that is coming into effect in the second quarter of 2020. For the quarter ended March 31, 2020, we estimated that combined, the two rules would have improved our SLR by 223 bps.
On March 27, 2020, the Basel Committee on Banking Supervision announced the deferral of the implementation of the revisions to the Basel III framework to January 1, 2023. No conforming communication has been made by the Agencies as of yet.
For additional information about our capital, refer to pages 106 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2020:

TABLE 41: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F	May 2015	750,000	750	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%	Semi-annually: March and September	742	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
We redeemed all outstanding Series C non-cumulative perpetual preferred stock as of March 15, 2020 at a redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $9 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.03) per share in the first quarter of 2020.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 42: PREFERRED STOCK DIVIDENDS

	Three Months Ended March 31,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E(1)	—	—	—	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$44			$55

(1) We redeemed all outstanding Series E non-cumulative perpetual preferred stock as of December 15, 2019 at a redemption price of $750 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends.

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the first quarter of 2020. On March 16, 2020, we announced that we temporarily suspended our common stock repurchase program, in light of the COVID-19 pandemic.
In June 2018, the Federal Reserve issued a conditional non-objection to our 2018 capital plan; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program), under which we repurchased $300 million of our common stock in the first quarter of 2019.
The table below presents the activity under our common stock purchase program during the periods indicated:

TABLE 43: SHARES REPURCHASED
	Three Months Ended March 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500

	Three Months Ended March 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.2	$70.93	$300
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 44: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$183	$0.47	$177
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 52 and 53 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our 2019 Form 10-K, and to Note 15 on pages 159 to 161 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $376.98 billion and $367.90 billion as of March 31, 2020 and December 31, 2019, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $397.80 billion and $385.43 billion as collateral for indemnified securities on loan as of March 31, 2020 and December 31, 2019, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $397.80 billion and $385.43 billion, referenced above, $46.03 billion and $45.66 billion was invested in indemnified repurchase agreements as of March 31, 2020 and December 31, 2019, respectively. We or our

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

agents held $49.26 billion and $48.89 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2020 and December 31, 2019, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 8, 10, and 12 to the consolidated financial statements in this Form 10-Q.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the more significant accounting policies applied by us have been identified by management as those associated with recurring fair value measurements, impairment of goodwill and other intangible assets, contingencies and allowance for credit losses. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
Allowance for Credit Losses
In January 2020, we adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology. We maintain an allowance for credit losses to support our on-balance sheet credit exposures, including financial assets held at amortized cost and investment securities held to-maturity. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the allowance for credit losses.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods. We estimate credit losses over the contractual life of the financial asset while factoring in prepayment activity where supported by data over a three year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three year horizon (or less depending on contractual maturity) and then revert linearly over a two year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
Additional information about our allowance for credit losses is provided in Note 5 to the consolidated financial statements in this Form 10-Q.
For additional information about these significant accounting policies refer to pages 115 to 117, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.

State Street Corporation | 46

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under Financial Condition - Market Risk Management in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk refer to pages 98 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2020, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2020, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Fee revenue:
Servicing fees	$1,287	$1,251
Management fees	449	420
Foreign exchange trading services	459	280
Securities finance	92	118
Software and processing fees	112	191
Total fee revenue	2,399	2,260
Net interest income:
Interest income	868	1,027
Interest expense	204	354
Net interest income	664	673
Other income:
Gains from sales of available-for-sale securities, net	2	—
Other income (loss)	—	(1)
Total other income	2	(1)
Total revenue	3,065	2,932
Provision for credit losses	36	4
Expenses:
Compensation and employee benefits	1,208	1,229
Information systems and communications	385	362
Transaction processing services	254	242
Occupancy	109	116
Acquisition and restructuring costs	11	9
Amortization of other intangible assets	58	60
Other	230	275
Total expenses	2,255	2,293
Income before income tax expense	774	635
Income tax expense	140	127
Net income	$634	$508
Net income available to common shareholders	$580	$452
Earnings per common share:
Basic	1.64	$1.20
Diluted	1.62	1.18
Average common shares outstanding (in thousands):
Basic	353,746	377,915
Diluted	357,993	381,703
Cash dividends declared per common share	$.52	$.47

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$634	$508
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($10) and ($3), respectively	(300)	(26)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $35 and $108, respectively	134	272
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($3) and ($1), respectively	(7)	(2)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $44 and $9, respectively	117	24
Net unrealized gains (losses) on retirement plans, net of related taxes of $4 and ($4), respectively	12	(8)
Other comprehensive income (loss)	(44)	260
Total comprehensive income	$590	$768

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2020	December 31, 2019
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,932	$3,302
Interest-bearing deposits with banks	147,735	68,965
Securities purchased under resale agreements	1,037	1,487
Trading account assets	872	914
Investment securities available-for-sale	55,843	53,815
Investment securities to held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $4) (fair value of $26,808)	26,808	—
Investment securities held-to-maturity (fair value of $42,201 and $42,157)	41,150	41,782
Loans (less allowance for credit losses on loans of $97 and $74)	32,282	26,235
Premises and equipment (net of accumulated depreciation of $4,459 and $4,367)	2,225	2,282
Accrued interest and fees receivable	3,274	3,231
Goodwill	7,506	7,556
Other intangible assets	1,963	2,030
Other assets	36,900	34,011
Total assets	$362,527	$245,610
Liabilities:
Deposits:
Non-interest-bearing	$69,404	$34,031
Interest-bearing - U.S.	110,106	77,504
Interest-bearing - non-U.S.	77,594	70,337
Total deposits	257,104	181,872
Securities sold under repurchase agreements	5,373	1,102
Short-term borrowings under money market liquidity facility	25,665	—
Other short-term borrowings	4,835	839
Accrued expenses and other liabilities	30,151	24,857
Long-term debt	15,538	12,509
Total liabilities	338,666	221,179
Commitments, guarantees and contingencies (Notes 10 and 11)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	—	491
Series D, 7,500 shares issued and outstanding	742	742
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 351,943,858 and 357,389,416 shares outstanding	504	504
Surplus	10,155	10,132
Retained earnings	22,315	21,918
Accumulated other comprehensive income (loss)	(920)	(876)
Treasury stock, at cost (151,935,784 and 146,490,226 shares)	(10,664)	(10,209)
Total shareholders’ equity	23,861	24,431
Total liabilities and shareholders' equity	$362,527	$245,610

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					508				508
Other comprehensive income (loss)						260			260
Cash dividends declared:
Common stock - $0.47 per share					(177)				(177)
Preferred stock					(55)				(55)
Common stock acquired							4,230	(300)	(300)
Common stock awards exercised				26			(1,002)	45	71
Other				(5)	(2)		(2)	1	(6)
Balance at March 31, 2019	$3,690	503,880	$504	$10,082	$20,911	$(1,180)	127,159	$(8,969)	25,038
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					634				634
Other comprehensive income (loss)						(44)			(44)
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(44)				(44)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				23			(1,017)	45	68
Other(2)					(1)		(1)		(1)
Balance at March 31, 2020	$2,471	503,880	$504	$10,155	$22,315	$(920)	151,936	$(10,664)	$23,861

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.
(2) Includes the impact of transitioning to ASC 326 consisting of a decrease in retained earnings of $3 million in the first quarter of 2020.

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating Activities:
Net income	$634	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	8	(35)
Amortization of other intangible assets	58	60
Other non-cash adjustments for depreciation, amortization and accretion, net	274	244
Losses (gains) related to investment securities, net	(2)	1
Change in trading account assets, net	42	4
Change in accrued interest and fees receivable, net	(43)	(74)
Change in collateral deposits, net	2,685	(1,527)
Change in unrealized losses (gains) on foreign exchange derivatives, net	(3,090)	(63)
Change in other assets, net	(891)	(816)
Change in accrued expenses and other liabilities, net	4,179	976
Other, net	185	143
Net cash provided by operating activities	4,039	(579)
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	(78,770)	19,176
Net decrease (increase) in securities purchased under resale agreements	450	3,157
Proceeds from sales of available-for-sale securities	1,657	152
Proceeds from maturities of available-for-sale securities	4,219	3,959
Purchases of available-for-sale securities	(8,935)	(7,408)
Purchases of held-to-maturity securities under the MMLF program	(26,061)	—
Proceeds from maturities of held-to-maturity securities under the MMLF program	451	—
Proceeds from maturities of held-to-maturity securities	2,695	2,606
Purchases of held-to-maturity securities	(2,141)	(2,348)
Net (increase) in loans	(6,071)	2,409
Business acquisitions, net of cash acquired	—	(54)
Purchases of equity investments and other long-term assets	(794)	(71)
Purchases of premises and equipment, net	(114)	(171)
Other, net	641	264
Net cash (used in) provided by investing activities	(112,773)	21,671
Financing Activities:
Net (decrease) increase in time deposits	18,635	(5,876)
Net increase (decrease) in all other deposits	56,596	(12,013)
Net increase in short-term borrowings under money market liquidity facility	25,665	—
Net (decrease) increase in other short-term borrowings	8,267	(1,807)
Proceeds from issuance of long-term debt, net of issuance costs	2,497	—
Payments for long-term debt and obligations under finance leases	(8)	(31)
Payments for redemption of preferred stock	(500)	—
Repurchases of common stock	(515)	(300)
Repurchases of common stock for employee tax withholding	(43)	(43)
Payments for cash dividends	(230)	(234)
Net cash (used in) financing activities	110,364	(20,304)
Net increase	1,630	788
Cash and due from banks at beginning of period	3,302	3,212
Cash and due from banks at end of period	$4,932	$4,000

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2019 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2019 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Recent Accounting Developments
Relevant standards that were adopted in the first quarter of 2020:
In January 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326):

Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. This standard requires immediate recognition of expected credit losses for certain financial assets and off-balance sheet commitments, including trade and other receivables, loans and commitments, held-to-maturity debt securities, and other financial assets held at amortized cost at the reporting date, to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Credit losses on available-for-sale securities are recorded as an allowance against the amortized cost basis of the security, limited to the amount by which the security’s amortized cost basis exceeds the fair value, and reversal of impairment losses are allowed when the credit of the issuer improves.
ASC 326 was adopted using a modified retrospective method of transition for all financial assets measured at amortized cost and off balance sheet commitments, which requires the impact of applying the standard on prior periods to be reflected in opening retained earnings upon adoption. Results for reporting periods beginning after January 1, 2020 are presented under the CECL methodology in ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additional information about the reporting for prior periods can be found in our 2019 Form 10-K filed with the SEC on February 20, 2020. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million primarily arising from:

•	An increase of $1 million in the allowance for credit losses related to loans and other financial assets held at amortized cost.

•	An increase of $2 million in the allowance for credit losses related to off-balance sheet commitments
In January 2020, we adopted the remaining provisions of ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value, specifically the provisions of the standard that add disclosures. We previously adopted the provisions of the standard that eliminated or amended disclosures as of December 31, 2018. There are no material impacts to the disclosures as a result of the adoption.
In January 2020, we adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. There are no material impacts to our financial statements as a result of the adoption.

State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2020, we adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. There are no material impacts to our financial statements as a result of the adoption.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is effective as of March 12, 2020. The guidance provides temporary optional expedients and exceptions to the existing guidance in U.S. GAAP on contract modifications and hedge accounting in relation to the transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. There were no material impacts to our financial statements as a result of the adoption; we are evaluating the one-time election to sell/transfer HTM securities impacted by reference rate reform.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 128 to 134 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$35	$—	$—		$35
Non-U.S. government securities	95	229	—		324
Other	16	497	—		513
Total trading account assets	146	726	—		872
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	5,150	—	—		5,150
Mortgage-backed securities	—	18,364	—		18,364
Total U.S. Treasury and federal agencies	5,150	18,364	—		23,514
Asset-backed securities:
Student loans	—	454	—		454
Credit cards	—	85	—		85
Collateralized loan obligations	—	—	1,841		1,841
Total asset-backed securities	—	539	1,841		2,380
Non-U.S. debt securities:
Mortgage-backed securities	—	1,692	—		1,692
Asset-backed securities	—	1,035	820		1,855
Government securities	—	13,055	—		13,055
Other(2)	—	8,730	44		8,774
Total non-U.S. debt securities	—	24,512	864		25,376
State and political subdivisions	—	1,765	—		1,765
Collateralized mortgage obligations	—	96	—		96
Other U.S. debt securities	—	2,712	—		2,712
Total available-for-sale investment securities	5,150	47,988	2,705		55,843
Other assets:
Derivative instruments:
Foreign exchange contracts	—	30,370	17	$(20,711)	9,676
Interest rate contracts	—	54	—	(17)	37
Total derivative instruments	—	30,424	17	(20,728)	9,713
Other	—	313	—	—	313
Total assets carried at fair value	$5,296	$79,451	$2,722	$(20,728)	$66,741
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$3	$—	$—	$—	$3
Derivative instruments:
Foreign exchange contracts	$3	$31,532	$16	$(24,001)	$7,550
Interest rate contracts	10	55	—	(17)	48
Other derivative contracts	—	188	—	—	188
Total derivative instruments	13	31,775	16	(24,018)	7,786
Total liabilities carried at fair value	$16	$31,775	$16	$(24,018)	$7,789

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.50 billion and $5.79 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2020, the fair value of other non-U.S. debt securities included $6.00 billion of supranational and non-U.S. agency bonds, $1.71 billion of corporate bonds and $0.47 billion of covered bonds.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	146	173	—		319
Other	21	540	—		561
Total trading account assets	201	713	—		914
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,487	—	—		3,487
Mortgage-backed securities	—	17,838	—		17,838
Total U.S. Treasury and federal agencies	3,487	17,838	—		21,325
Asset-backed securities:
Student loans	—	531	—		531
Credit cards	—	89	—		89
Collateralized loan obligations	—	—	1,820		1,820
Total asset-backed securities	—	620	1,820		2,440
Non-U.S. debt securities:
Mortgage-backed securities	—	1,980	—		1,980
Asset-backed securities	—	1,292	887		2,179
Government securities	—	12,373	—		12,373
Other(2)	—	8,613	45		8,658
Total non-U.S. debt securities	—	24,258	932		25,190
State and political subdivisions	—	1,783	—		1,783
Collateralized mortgage obligations	—	104	—		104
Other U.S. debt securities	—	2,973	—		2,973
Total available-for-sale investment securities	3,487	47,576	2,752		53,815
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,136	4	$(10,391)	4,749
Interest rate contracts	—	8	—	(4)	4
Total derivative instruments	—	15,144	4	(10,395)	4,753
Other	—	504	—	—	504
Total assets carried at fair value	$3,688	$63,937	$2,756	$(10,395)	$59,986
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$5	$—	$—	$—	$5
Derivative instruments:
Foreign exchange contracts	$3	$15,144	$3	$(8,918)	$6,232
Interest rate contracts	6	43	—	(4)	45
Other derivative contracts	—	182	—	—	182
Total derivative instruments	9	15,369	3	(8,922)	6,459
Total liabilities carried at fair value	$14	$15,369	$3	$(8,922)	$6,464

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

State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the first quarters of 2020 and 2019, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the first quarters of 2020 and 2019, there were no transfers into level 3. During the first quarter of 2020, there were no transfers out of level 3. During the first quarter of 2019, transfers out of level 3 were mainly related to certain non-U.S. debt securities, for which fair value was measured using prices for which observable market information, other than quoted prices included in Level 1, became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2020
	Fair Value as of December 31, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,820	$—	$(83)	$178	$(42)	$(32)	$—	$—	$1,841
Total asset-backed securities	1,820	—	(83)	178	(42)	(32)	—	—	1,841
Non-U.S. debt securities:
Asset-backed securities	887	—	(65)	—	—	(2)	—	—	820
Other	45	—	(1)	—	—	—	—	—	44
Total non-U.S. debt securities	932	—	(66)	—	—	(2)	—	—	864
Total available-for-sale investment securities	2,752	—	(149)	178	(42)	(34)	—	—	2,705
Other assets:
Derivative instruments:
Foreign exchange contracts	4	11	—	3	—	(1)	—	—	17	$12
Total derivative instruments	4	11	—	3	—	(1)	—	—	17	12
Total assets carried at fair value	$2,756	$11	$(149)	$181	$(42)	$(35)	$—	$—	$2,722	$12

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
Other assets:
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
The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our level 3 financial assets and liabilities measured at fair value on a recurring basis for which we use pricing models. The significant unobservable inputs for our level 3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker/dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range	Weighted-Average
(Dollars in millions)	As of March 31, 2020	As of December 31, 2019	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2020	As of March 31, 2020	As of December 31, 2019
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$17	$4	Option model	Volatility	9.4% - 33.7%	19.3%	8.2%
Total	$17	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$16	$3	Option model	Volatility	9.4% - 33.7%	19.2%	7.0%
Total	$16	$3

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2020
Financial Assets:
Cash and due from banks	$4,932	$4,932	$4,932	$—	$—
Interest-bearing deposits with banks	147,735	147,735	—	147,735	—
Securities purchased under resale agreements	1,037	1,037	—	1,037	—
HTM securities purchased under the MMLF program	26,808	26,808	—	26,808	—
Investment securities held-to-maturity	41,150	42,201	9,408	32,562	231
Net loans(1)	32,282	31,962	—	30,013	1,949
Other(2)	4,500	4,500	—	4,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$69,404	$69,404	$—	$69,404	$—
Interest-bearing - U.S.	110,106	110,106	—	110,106	—
Interest-bearing - non-U.S.	77,594	77,594	—	77,594	—
Securities sold under repurchase agreements	5,373	5,373	—	5,373	—
Short-term borrowings under the MMLF program	25,665	25,665	—	25,665	—
Other short-term borrowings	4,835	4,835	—	4,835	—
Long-term debt	15,538	14,946	—	14,805	141
Other(2)	4,500	4,500	—	4,500	—

(1) Includes $2 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of March 31, 2020.
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

(1) Includes $9 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2019.
(2) Represents a portion of underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 135 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
Trading account assets are carried at fair value. Both realized and unrealized gains and losses on trading account assets are recorded in foreign exchange trading services revenue in our consolidated statement of income. AFS securities are carried at fair value, with any allowance for credit losses recorded through the consolidated statement of income and after-tax net unrealized non-credit related gains and losses recorded in AOCI. Gains or losses related on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net in our consolidated statement of income.
We participated in the Federal Reserve's MMLF program in the first quarter of 2020 and purchased $27 billion of investment securities under that program.
HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of March 31, 2020, we recognized an allowance for credit losses on HTM investment securities of $4 million all related to MMLF program assets.

State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,983	$167	$—	$5,150	$3,506	$9	$28	$3,487
Mortgage-backed securities	17,842	547	25	18,364	17,599	264	25	17,838
Total U.S. Treasury and federal agencies	22,825	714	25	23,514	21,105	273	53	21,325
Asset-backed securities:
Student loans(1)	466	—	12	454	532	1	2	531
Credit cards	90	—	5	85	90	—	1	89
Collateralized loan obligations	1,931	—	90	1,841	1,822	1	3	1,820
Total asset-backed securities	2,487	—	107	2,380	2,444	2	6	2,440
Non-U.S. debt securities:
Mortgage-backed securities	1,710	—	18	1,692	1,978	3	1	1,980
Asset-backed securities	1,907	—	52	1,855	2,179	2	2	2,179
Government securities	12,952	121	18	13,055	12,243	131	1	12,373
Other(2)	8,761	59	46	8,774	8,595	73	10	8,658
Total non-U.S. debt securities	25,330	180	134	25,376	24,995	209	14	25,190
State and political subdivisions(3)	1,724	48	7	1,765	1,725	59	1	1,783
Collateralized mortgage obligations	96	—	—	96	104	—	—	104
Other U.S. debt securities	2,737	9	34	2,712	2,941	32	—	2,973
Total	$55,199	$951	$307	$55,843	$53,314	$575	$74	$53,815

Held-to-maturity:

U.S. Treasury and federal agencies:
Direct obligations	$9,268	$171	$—	$9,439	$10,311	$24	$3	$10,332
Mortgage-backed securities	26,613	970	7	27,576	26,297	316	44	26,569
Total U.S. Treasury and federal agencies	35,881	1,141	7	37,015	36,608	340	47	36,901
Asset-backed securities:
Student loans(1)	4,055	1	148	3,908	3,783	10	41	3,752
Total asset-backed securities	4,055	1	148	3,908	3,783	10	41	3,752
Non-U.S. debt securities:
Mortgage-backed securities	335	56	14	377	366	82	6	442
Government securities	279	1	—	280	328	—	—	328
Total non-U.S. debt securities	614	57	14	657	694	82	6	770
Collateralized mortgage obligations	600	28	7	621	697	38	1	734
Total(4)	41,150	1,227	176	42,201	41,782	470	95	42,157
HTM securities purchased under the MMLF program(5)	26,812	9	13	26,808	—	—	—	—
Total held-to-maturity securities	$67,962	$1,236	$189	$69,009	$41,782	$470	$95	$42,157

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2020 and December 31, 2019, the fair value of other non-U.S. debt securities included $6.00 billion and $5.50 billion, respectively, primarily of supranational and non-U.S. agency bonds, $1.71 billion and $1.78 billion, respectively, of corporate bonds and $0.47 billion and $0.68 billion, respectively, of covered bonds.
(3) As of March 31, 2020 and December 31, 2019, the fair value of state and political subdivisions includes securities in trusts of $0.93 billion and $0.94 billion respectively. Additional information about these trusts is provided in Note 12.
(4) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2020.
(5) As of March 31, 2020, we recognized an allowance for credit losses of $4 million on HTM investment securities under the MMLF program.
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $55.89 billion and $49.48 billion as of March 31, 2020 and December 31, 2019, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of March 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$2,135	$23	$200	$2	$2,335	$25
Total U.S. Treasury and federal agencies	2,135	23	200	2	2,335	25
Asset-backed securities:
Student loans	344	11	99	1	443	12
Credit cards	85	5	—	—	85	5
Collateralized loan obligations	1,466	76	292	14	1,758	90
Total asset-backed securities	1,895	92	391	15	2,286	107
Non-U.S. debt securities:
Mortgage-backed securities	1,431	15	203	3	1,634	18
Asset-backed securities	1,741	46	98	6	1,839	52
Government securities	1,044	18	—	—	1,044	18
Other	3,367	45	293	1	3,660	46
Total non-U.S. debt securities	7,583	124	594	10	8,177	134
State and political subdivisions	579	6	22	1	601	7
Collateralized mortgage obligations	—	—	2	—	2	—
Other U.S. debt securities	2,012	34	—	—	2,012	34
Total	$14,204	$279	$1,209	$28	$15,413	$307

Held-to-maturity:

U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$31	$—	$31	$—
Mortgage-backed securities	955	6	25	1	980	7
Total U.S. Treasury and federal agencies	955	6	56	1	1,011	7
Asset-backed securities:
Student loans	2,739	96	1,043	52	3,782	148
Total asset-backed securities	2,739	96	1,043	52	3,782	148
Non-U.S. debt securities:
Mortgage-backed securities	35	—	122	14	157	14
Total non-U.S. debt securities	35	—	122	14	157	14
Collateralized mortgage obligations	39	4	20	3	59	7
Total	3,768	106	1,241	70	5,009	176
HTM securities purchased under the MMLF program	11,080	13	—	—	11,080	13
Total held-to-maturity securities	$14,848	$119	$1,241	$70	$16,089	$189

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

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2020. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of March 31, 2020
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,060	$1,075	$1,873	$1,907	$2,050	$2,168	$—	$—	$4,983	$5,150
Mortgage-backed securities	111	116	882	900	2,825	2,831	14,024	14,517	17,842	18,364
Total U.S. Treasury and federal agencies	1,171	1,191	2,755	2,807	4,875	4,999	14,024	14,517	22,825	23,514
Asset-backed securities:
Student loans	57	57	217	216	17	16	175	165	466	454
Credit cards	—	—	—	—	90	85	—	—	90	85
Collateralized loan obligations	—	—	923	888	891	843	117	110	1,931	1,841
Total asset-backed securities	57	57	1,140	1,104	998	944	292	275	2,487	2,380
Non-U.S. debt securities:
Mortgage-backed securities	303	301	548	541	143	141	716	709	1,710	1,692
Asset-backed securities	292	280	913	897	362	349	340	329	1,907	1,855
Government securities	4,920	4,927	7,270	7,375	402	406	360	347	12,952	13,055
Other	699	699	6,692	6,712	1,297	1,290	73	73	8,761	8,774
Total non-U.S. debt securities	6,214	6,207	15,423	15,525	2,204	2,186	1,489	1,458	25,330	25,376
State and political subdivisions	232	232	648	648	531	559	313	326	1,724	1,765
Collateralized mortgage obligations	—	—	—	—	—	—	96	96	96	96
Other U.S. debt securities	793	790	1,847	1,826	97	96	—	—	2,737	2,712
Total	$8,467	$8,477	$21,813	$21,910	$8,705	$8,784	$16,214	$16,672	$55,199	$55,843

Held-to-maturity:

U.S. Treasury and federal agencies:
Direct obligations	3,609	3,633	5,628	5,775	5	5	26	26	$9,268	$9,439
Mortgage-backed securities	6	6	438	451	3,098	3,238	23,071	23,881	26,613	27,576
Total U.S. Treasury and federal agencies	3,615	3,639	6,066	6,226	3,103	3,243	23,097	23,907	35,881	37,015
Asset-backed securities:
Student loans	105	96	201	196	516	494	3,233	3,122	4,055	3,908
Total asset-backed securities	105	96	201	196	516	494	3,233	3,122	4,055	3,908
Non-U.S. debt securities:
Mortgage-backed securities	11	11	26	26	4	3	294	337	335	377
Government securities	279	280	—	—	—	—	—	—	279	280
Total non-U.S. debt securities	290	291	26	26	4	3	294	337	614	657
Collateralized mortgage obligations	2	2	279	283	13	12	306	324	600	621
Total	4,012	4,028	6,572	6,731	3,636	3,752	26,930	27,690	41,150	42,201
Held-to-maturity under money market mutual fund liquidity facility	26,812	26,808	—	—	—	—	—	—	26,812	26,808
Total held-to-maturity securities	$30,824	$30,836	$6,572	$6,731	$3,636	$3,752	$26,930	$27,690	$67,962	$69,009

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

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for Credit Losses
We conduct periodic reviews of individual securities to assess whether an allowance for credit losses is required. HTM securities are evaluated for expected credit loss utilizing a probability of default methodology, or discounted cash flows assessed against the amortized cost of the investment security excluding accrued interest. Refer to note 5 for additional information. An AFS security is impaired when the current fair value of an individual security is below its amortized cost basis. An allowance for credit losses on impaired AFS securities is recorded when the present value of expected future cash flows of the investment security is less than its amortized cost basis, limited to the amount by which the security’s amortized cost basis exceeds the fair value. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value.
For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to pages 140 to 141 in Note 3 to the consolidated financial statements included under Item 8. Financial Statements and Supplementary Data, in our 2019 Form 10-K.
We recorded an allowance for credit losses of approximately $4 million on our HTM securities under the new CECL guidance as of March 31, 2020. We recorded approximately $1 million of other-than-temporary-impairment (OTTI) in the first quarter of 2019, which resulted from adverse changes in the timing of expected future cash flows from non-U.S. mortgage- and asset backed securities.
Our review of impaired AFS investment securities generally includes:

•	the identification and evaluation of securities that have indications of potential impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectability of those future cash flows, including information about past events, current conditions, and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for MBS and ABS;

•	the analysis of individual impaired securities, including the anticipated recovery period and the magnitude of the overall price decline;

•	evaluation of factors or triggers that could cause individual securities to be deemed impaired and those that would not support impairment; and

•	documentation of the results of these analyses.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
With respect to certain classes of debt securities, primarily U.S. Treasuries and agency securities (mainly issued by U.S. Government entities and agencies, as well as G7 sovereigns), the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, for those securities, the bank does not record expected credit losses.
Please refer to Note 5 for additional discussion of the credit quality indicators and the factors utilized when assessing the HTM and AFS investment securities for impairment.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $496 million related to 1,024 securities as of March 31, 2020 to not be the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans (otherwise known as leveraged loans), loans to municipalities and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to Note 5 to the consolidated financial statements in this Form 10-Q and for prior periods refer

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to pages 141 to 143 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Domestic(1):
Commercial and financial:
Loans to investment funds	$17,077	$14,546
Senior secured bank loans	3,194	3,342
Loans to municipalities	850	848
Other	24	26
Commercial real estate	1,815	1,766
Total domestic	22,960	20,528
Foreign(1):
Commercial and financial:
Loans to investment funds	8,181	4,662
Senior secured bank loans	1,211	1,119
Other	27	—
Total foreign	9,419	5,781
Total loans(2)	32,379	26,309
Allowance for loan losses	(97)	(74)
Loans, net of allowance	$32,282	$26,235

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Loans to investment funds Include $8,685 million and $3,256 million of overdrafts as of March 31, 2020 and December 31, 2019, respectively.
The commercial and financial segment is composed primarily of floating-rate loans to mutual fund and private equity fund clients, purchased senior secured bank loans and loans to municipalities. Investment fund lending is composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2020 and December 31, 2019, the loans pledged as collateral totaled $8.07 billion and $6.75 billion, respectively.
As of March 31, 2020 and December 31, 2019, we had no loans on non-accrual status. As of March 31, 2020, we had one loan with interest past due 30 days or more. As of December 31, 2019, we had no loans 30 days or more contractually past due.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings as of both March 31, 2020 and December 31, 2019.
We review loans for indicators of impairment. Loans where indicators exist are evaluated individually for impairment at least quarterly. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2020, we had two loans for $35 million in the commercial and financial segment that were individually evaluated for impairment and deemed to be impaired. We recorded specific reserves of $2 million on these loans. As of December 31, 2019, we had one loan for $25 million in the commercial and financial segment that was individually evaluated for impairment and deemed to be impaired. We recorded a specific reserve of $1 million on that loan.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated expected losses in the loan portfolio.
Note 5.    Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for financial assets held at amortized cost, AFS securities and off-balance sheet commitments. Further discussion of our adoption of ASC 326 on January 1, 2020, including the impact on our consolidated financial statements, is provided in Note 1.
When the allowance is recorded, a provision for credit losses expense is recognized in net income. The allowance for credit losses for financial assets represents the portion of the amortized cost basis, including accrued interest for financial assets held at amortized cost, which management does not expect to recover due to expected credit losses and is presented on the statement of condition as an offset to the amortized cost basis. The accrued interest balance is presented separately on the statement of condition within accrued interest and fees receivable. The allowance for off-balance sheet commitments is presented within other liabilities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued Interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
The allowance for credit losses may be determined using various methods, including discounted cash flow methods, loss-rate methods, probability-of-default methods, or other methods as determined by us. The method used to estimate expected credit losses may vary depending on the type of financial asset, our ability to predict the timing of cash flows, and the information available to us. We estimate our expected credit losses using the probability-of-default method for the majority of our financial assets and the discounted cash flow method for our structured products portfolio which are

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included in investment securities held-to-maturity on the statement of condition.
We measure expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic exist. Each reporting period, we assess whether the assets in the pool continue to display similar risk characteristics.
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, utilizing the effective interest rate, and the amortized cost basis of the asset. When the asset is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are measured as the difference between the amortized cost basis of the asset and the fair value of the collateral, adjusted for the estimated costs to sell.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods.
We estimate credit losses over the contractual life of the financial asset while factoring in prepayment activity where supported by data over a three year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three year horizon (or less depending on contractual maturity) and then revert linearly over a two year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
Loans
We segregate our portfolio of loans held for investment into two portfolio segments, the commercial and financing and commercial real estate loan portfolio segment. These two segments are further disaggregated into loan classes, the level at which we monitor and assess credit risk based on risk characteristics.
We further classify commercial and financing loans as loans to investment funds, senior secured bank loans also referred to as leveraged loans, loans to municipalities, and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. Please refer to Note 4 for additional discussion of the loan portfolio.

Securities
HTM and AFS investment securities are assessed for credit loss based on the security type discussed in Note 3. We monitor the credit quality of the HTM and AFS investment securities through the use of credit ratings on a quarterly basis. As of March 31, 2020, 99% of our HTM and AFS investment portfolio is considered investment grade.
Other Assets
The remainder of our financial assets held at amortized cost are disaggregated based on product type. We assess credit risk based on the entire balance within fees receivable.
Securities purchased under a resale agreement and securities-financing within our principal business utilized the collateral maintenance provisions included within ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. An allowance for credit losses is recognized for any remaining exposure based on counterparty type.
Off-Balance Sheet Credit Exposure
The allowance for credit losses for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represents management’s’ estimate of credit losses primarily in outstanding letters and lines of credit and other credit-enhancement facilities provided to our clients and outstanding as of the balance sheet date. The allowance is evaluated quarterly by management. Factors considered in evaluating the appropriate level of this allowance are similar to those considered with respect to the allowance for credit losses on financial assets held at amortized cost. Provisions to maintain the allowance at a level considered by us to be appropriate to absorb estimated credit losses in outstanding facilities are recorded in the provision for credit losses in our consolidated statement of income.
Credit Quality
Credit quality for financial assets held at amortized cost are continuously monitored by management and is reflected within the allowance for credit losses. The allowance for credit losses as reported in our consolidated statement of condition is adjusted by provision for credit losses, which is reported in earnings, and reduced by the charge-off of principal amounts, net of recoveries.
We use an internal risk-rating system to assess our risk of credit loss for each financial asset. The risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

When computing allowance levels, credit loss assumptions are estimated using a model that categorizes asset pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall asset portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
Credit quality is assessed and monitored at least annually, by evaluating various attributes in order to enable the earliest possible detection of any concerns with the customer’s credit rating. The results of those evaluations are utilized in underwriting new loans and transactions with counterparties and in our process for estimation of expected credit losses.
In assessing the risk rating assigned to each financial asset held at amortized cost, among the factors considered are the borrower’s debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.
Management regularly reviews financial assets in the portfolio to assess credit quality indicators and to determine appropriate loans classification and grading in accordance with applicable bank regulations. Our internal risk rating methodology assigns risk ratings ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.

•
Investment Grade. Assets consisting of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment. Approximately 83% of our loans were rated as investment grade as of March 31, 2020 with external credit ratings, or equivalent, of "BBB-" or better.

•
Speculative. Assets consisting of counterparties that face ongoing uncertainties or exposure to business, financial or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met. Assets rated as speculative, which is approximately 17% of our loans as of March 31, 2020, primarily comprises our senior secured loans. Approximately 84% of those senior secured loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2020.

•	Special Mention. Assets consisting of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.

•	Substandard. Assets consisting of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

•	Doubtful. Assets consisting of counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.

•	Loss. Assets which are uncollectible or have little value.
The following tables present our recorded investment in each class of loans by credit quality indicator as of the dates indicated:

March 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$25,075	$1,815	$26,890
Speculative	5,413	—	5,413
Special mention(1)	64		64
Substandard(2)	12	—	12
Total(3)	$30,564	$1,815	$32,379

December 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$19,501	$1,766	$21,267
Speculative	5,008	—	5,008
Special mention	25	—	25
Substandard	9	—	9
Total(3)	$24,543	$1,766	$26,309

(1) Includes approximately $25 million of impaired loans. Please refer to Note 4 for additional discussion of our impaired loans.
(2) Includes approximately $10 million of impaired loans. Please refer to Note 4 for additional discussion of our impaired loans.
(3) Loans to investment funds Include $8,685 million and $3,256 million of overdrafts as of March 31, 2020 and December 31, 2019, respectively.
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of March 31, 2020. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	2020	2019	2018	2017	2016	2015	Prior	Revolving Loans	Total(1)(2)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,511	$438	$5	$120	$200	$—	$—	$12,273	$17,547
Speculative	340	1,024	976	802	137	—	—	245	3,524
Special mention	—	10	29	25	—	—	—	—	64
Substandard	—	10	—	—	—	—	—	—	10
Total commercial and financing	$4,851	$1,482	$1,010	$947	$337	$—	$—	$12,518	$21,145

Commercial real estate:
Risk Rating:
Investment grade	$49	$549	$711	$280	$197	$29	$—	$—	$1,815
Total commercial real estate	$49	$549	$711	$280	$197	$29	$—	$—	$1,815

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,642	$—	$—	$—	$—	$—	$—	$3,886	$7,528
Speculative	596	372	408	184	24	—	70	235	1,889
Substandard	—	—	2	—	—	—	—	—	2
Total commercial and financing	$4,238	$372	$410	$184	$24	$—	$70	$4,121	$9,419

Total loans	$9,138	$2,403	$2,131	$1,411	$558	$29	$70	$16,639	$32,379

Off-balance sheet commitments and guarantees:
Unfunded credit facilities	$—	$—	$—	$—	$—	$—	$—	$30,971	$30,971
Indemnified securities financing	376,975	—	—	—	—	—	—	—	376,975
Standby letters of credit	—	—	—	—	—	—	—	3,273	3,273
Total off-balance sheet commitments and guarantees	$376,975	$—	$—	$—	$—	$—	$—	$34,244	$411,219

Total financing receivables and off-balance sheet commitments and guarantees	$386,113	$2,403	$2,131	$1,411	$558	$29	$70	$50,883	$443,598

(1) Any reserve associated with accrued interest is not material.
(2) As of March 31, 2020, accrued interest receivable of $76 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following table presents the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2020
	Commercial and Financial
(In millions)	Senior Secured Bank Loans	Other Loans	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total Credit Reserve
Allowance for credit losses:
Beginning balance	$61	$10	$2	$—	$19	$1	$93
Charge-offs	(5)	—	—	—	—	—	(5)
Provision	27	—	2	4	3	—	36
Ending balance	$83	$10	$4	$4	$22	$1	$124
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for Loan Losses under Incurred Loss Methodology for the period ended March 31, 2019
The following table presents activity in the allowance for loan losses as of March 31, 2019 under the incurred loss methodology:

(In millions)	Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$67
Provision for credit losses(1)	4
Other(2)	(1)
Ending balance	$70

(1) The provisions for credit losses were primarily attributable to exposure to purchased senior secured loans to non-investment grade loans
(2) Consists primarily of FX translation
Loans are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio.
Note 6.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2018	$7,180	$266	$7,446
Acquisitions	122	—	122
Foreign currency translation	(13)	1	(12)
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	(47)	(3)	(50)
Ending balance March 31, 2020	$7,242	$264	$7,506

(1) Investment Servicing includes our acquisition of CRD.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2018	$2,218	$151	$2,369
Acquisitions	(93)	—	(93)
Amortization	(207)	(29)	(236)
Foreign currency translation	(10)	—	(10)
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(51)	(7)	(58)
Foreign currency translation	(9)	—	(9)
Ending balance March 31, 2020	$1,848	$115	$1,963

(1) Investment Servicing includes our acquisition of CRD.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

March 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,636	$(1,294)	$1,342
Technology	403	(96)	307
Core deposits	669	(388)	281
Other	98	(65)	33
Total	$3,806	$(1,843)	$1,963

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$3,104	$(1,718)	$1,386
Technology	403	(87)	316
Core deposits	673	(381)	292
Other	100	(64)	36
Total	$4,280	$(2,250)	$2,030

Note 7.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Securities borrowed(1)	$12,585	$18,524
Derivative instruments, net	9,713	4,753
Bank-owned life insurance	3,418	3,395
Investments in joint ventures and other unconsolidated entities	2,837	2,899
Collateral, net	2,729	874
Receivable for securities settlement	1,951	336
Right-of-use assets	815	858
Accounts receivable	706	432
Prepaid expenses	452	395
Deferred tax assets, net of valuation allowance(2)	206	216
Income taxes receivable	136	309
Deposits with clearing organizations	58	58
Other(3)	1,294	962
Total	$36,900	$34,011

(1) Refer to Note 9, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Consists primarily of advances for $1.07 billion and $0.67 billion as of March 31, 2020 and December 31, 2019, respectively.
Note 8.    Derivative Financial Instruments
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

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships while others are economic hedges and not designated in hedge accounting relationships. For additional information on our derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 147 to 148 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 148 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of March 31, 2020, the maximum maturity date of the underlying loans is approximately 4 years.
Net Investment Hedges
Derivatives categorized as net investment hedges are entered into to protect the net investment in our foreign operations against adverse changes in exchange rates. We use FX forward contracts to convert the foreign currency risk to U.S. dollars to mitigate our exposure to fluctuations in FX rates. The changes in fair value of the FX forward contracts are recorded, net of taxes, in the foreign currency translation component of other comprehensive income (OCI).
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$890	$4,368
Foreign exchange contracts:
Forward, swap and spot	2,733,650	2,378,808
Options purchased	1,718	1,581
Options written	1,464	1,110
Futures	1,192	1,040
Other:
Stable value contracts(1)	28,259	26,895
Deferred value awards(2)	473	389
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	15,932	15,196
Foreign exchange contracts:
Forward and swap	5,476	3,176

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to pages 147 to 148 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notional amounts are provided here as an indication of the volume of our derivative activity and serve as a reference to calculate the fair values of the derivative.
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 9.

	Fair Value
	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$30,291	$15,140	$31,471	$15,054
Other derivative contracts	—	—	188	182
Total	$30,291	$15,140	$31,659	$15,236

Derivatives designated as hedging instruments:
Foreign exchange contracts	$96	$—	$80	$96
Interest-rate contracts	54	8	65	49
Total	$150	$8	$145	$145

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$333	$160
Foreign exchange contracts	Interest expense	2	(39)
Interest rate contracts	Foreign exchange trading services revenue	3	(1)
Other derivative contracts	Compensation and employee benefits	(67)	(74)
Total		$271	$46

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2020
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$10,513	$711	$1,199	$(5)
Available-for-sale securities	926	59	—	—
Total	$11,439	$770	$1,199	$(5)

	December 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$9,769	$164	$1,199	$(8)
Available-for-sale securities	940	49	—	—
Total	$10,709	$213	$1,199	$(8)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of March 31, 2020 and December 31, 2019, the total notional amount of the interest rate swaps of fair value hedges was $10.93 billion and $10.20 billion, respectively.

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2020	2019			2020	2019
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(11)	$106	Available-for-sale securities(1)	Net interest income	$10	$(102)
Interest rate contracts	Net interest income	547	(3)	Long-term debt	Net interest income	(535)	4
Total		$536	$103			$(525)	$(98)

(1) In the first quarter of 2020, $7 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $2 million of net unrealized losses in the same period in 2019.

	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$158	$10	Net interest income	$—	$(2)
Foreign exchange contracts	10	27	Net interest income	7	7
Total derivatives designated as cash flow hedges	$168	$37		$7	$5

Derivatives designated as net investment hedges:
Foreign exchange contracts	$108	$20	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	108	20		—	—
Total	$276	$57		$7	$5

Derivatives Netting and Credit Contingencies
Netting
Derivatives receivable and payable as well as cash collateral from the same counterparty are netted in the consolidated statement of condition for those counterparties with whom we have legally binding master netting agreements in place. In addition to cash collateral received and transferred presented on a net basis, we also receive and transfer collateral in the form of securities, which mitigate credit risk but are not eligible for netting. Additional information on netting is provided in Note 9.
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of March 31, 2020 totaled approximately $5.34 billion, against which we provided $3.80 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2020, the maximum additional collateral we would be required to post to our counterparties is approximately $1.54 billion.

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 152 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
As of March 31, 2020 and December 31, 2019, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $4.50 billion and $10.09 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $2.49 billion and $5.72 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2020
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$30,387	$(18,215)	$12,172	$—	$12,172
Interest rate contracts(6)	54	(17)	37	—	37
Cash collateral and securities netting	NA	(2,496)	(2,496)	(1,416)	(3,912)
Total derivatives	30,441	(20,728)	9,713	(1,416)	8,297
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	181,315	(167,693)	13,622	(13,285)	337
Total derivatives and other financial instruments	$211,756	$(188,421)	$23,335	$(14,701)	$8,634

Assets:	December 31, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,140	$(8,081)	$7,059	$—	$7,059
Interest rate contracts(6)	8	(4)	4	—	4
Cash collateral and securities netting	NA	(2,310)	(2,310)	(685)	(2,995)
Total derivatives	15,148	(10,395)	4,753	(685)	4,068
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	179,989	(159,978)	20,011	(19,572)	439
Total derivatives and other financial instruments	$195,137	$(170,373)	$24,764	$(20,257)	$4,507

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
(7) Included in the $13.62 billion as of March 31, 2020 were $1.04 billion of resale agreements and $12.58 billion of collateral provided related to securities borrowing. Included in the $20.01 billion as of December 31, 2019 were $1.49 billion of resale agreements and $18.52 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 10 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2020
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$31,551	$(18,215)	$13,336	$—	$13,336
Interest rate contracts(6)	65	(17)	48	—	48
Other derivative contracts	188	—	188	—	188
Cash collateral and securities netting	NA	(5,786)	(5,786)	(1,101)	(6,887)
Total derivatives	31,804	(24,018)	7,786	(1,101)	6,685
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	181,125	(167,693)	13,432	(11,560)	1,872
Total derivatives and other financial instruments	$212,929	$(191,711)	$21,218	$(12,661)	$8,557

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
(7) Included in the $13.43 billion as of March 31, 2020 were $5.37 billion of repurchase agreements and $8.06 billion of collateral received related to securities lending transactions. Included in the $11.88 billion as of December 31, 2019 were $1.10 billion of repurchase agreements and $10.77 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 10 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of March 31, 2020				As of December 31, 2019
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$170,595	$—	$—	$170,595	$156,465	$—	$—	$156,465
Total	170,595	—	—	170,595	156,465	—	—	156,465
Securities lending transactions:
US Treasury and agency securities	418	—	—	418	15	—	—	15
Corporate debt securities	167	—	—	167	354	—	—	354
Equity securities	5,292	—	153	5,445	7,389	—	130	7,519
Other(1)	4,500	—	—	4,500	7,500	—	—	7,500
Total	10,377	—	153	10,530	15,258	—	130	15,388
Gross amount of recognized liabilities for repurchase agreements and securities lending	$180,972	$—	$153	$181,125	$171,723	$—	$130	$171,853

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10.    Commitments and Guarantees
For additional information on our commitments and guarantees, refer to page 155 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Commitments:
Unfunded credit facilities(1)	$30,971	$29,697
Guarantees(2):
Indemnified securities financing	$376,975	$367,901
Standby letters of credit	3,273	3,324

(1) As of March 31, 2020, approximately 75% of our unfunded commitments to extend credit expire within one year.
(2) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 155 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2020	December 31, 2019
Fair value of indemnified securities financing	$376,975	$367,901
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	397,797	385,428
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	46,030	45,658
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	49,255	48,887

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2020 and December 31, 2019, we had approximately $12.58 billion and $18.52 billion, respectively, of collateral provided and approximately $8.06 billion and $10.77 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street. For additional information on our repurchase and reverse repurchase agreements, please refer to Note 9.
Note 11.    Contingencies
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
As of March 31, 2020, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $146 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2020, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $50 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
In January 2020, the DOJ outlined a framework for a possible resolution of their review. We are discussing the terms of a potential settlement of this matter with the DOJ. Separately, we have inquired of the DOL as to the status of their review but have not entered into settlement discussions with the DOL. There can be no assurance that any settlement with the DOJ or DOL will be reached on financial or other terms acceptable to us or at all. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices is not currently known. We have established a legal accrual with respect to the pending governmental investigations and civil litigation with respect to this matter; however, our ultimate liability with respect to this matter might be significantly in excess of our current accrual. Government authorities have significant discretion in criminal and civil matters as to the fines and other penalties they may seek to impose. Any resolution of the DOJ and DOL claims may involve penalties that could be a significant percentage, or a multiple of, all or a portion of the overcharge. The severity of such fines or penalties could take into account factors such as the amount or duration of our incorrect invoicing and the government’s or regulators’ assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement and settlement of civil claims regarding our indirect FX business.
The outcome of any of these proceedings and, in particular, any criminal sanction could materially adversely affect our results of operations and could have significant additional consequences for our business and reputation.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $146 million as of March 31, 2020 decreased from $149 million as of December 31, 2019.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2017 and 2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of March 31, 2020 for potential tax exposures.

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Variable Interest Entities
For additional information on our variable interest entities (VIEs), refer to pages 158 to 159 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2019 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of March 31, 2020 and December 31, 2019, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.93 billion and $0.94 billion, respectively, and other short-term borrowings of $0.82 billion, in both periods, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 2.7 years and 3.0 years as of March 31, 2020 and December 31, 2019, respectively.
Interests in Investment Funds
As of March 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $16 million and $3 million, respectively. As of December 31, 2019, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $21 million and $5 million, respectively.
As of March 31, 2020 and December 31, 2019, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million and $16 million, respectively, and represented the value of our economic ownership interest in the funds.
We managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $20 million as of March 31, 2020 and $21 million as of December 31, 2019, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
Note 13.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2020:

Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F	May 2015	750,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%	Semi-annually	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We redeemed all outstanding Series C non-cumulative perpetual preferred stock as of March 15, 2020 at a redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $9 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.03) per share in the first quarter of 2020.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E(1)	—	—	—	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$44			$55

(1) We redeemed all outstanding Series E non-cumulative perpetual preferred stock as of December 15, 2019 at a redemption price of $750 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends.
Common Stock
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the first quarter of 2020 under the 2019 Program. On March 16, 2020, we announced that we temporarily suspended our common stock repurchase program, together with the other U.S. based GSIFIs, in light of the COVID-19 pandemic.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in the first quarter of 2019 under the 2018 Program.
    The table below presents the activity under our common stock purchase program during the periods indicated:

	Three Months Ended March 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500

	Three Months Ended March 31, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2018 Program	4.2	$70.93	$300

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$183	$0.47	$177

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

	Three Months Ended March 31,
(In millions)	2020	2019
Net unrealized (losses) on cash flow hedges	$47	$(71)
Net unrealized gains on available-for-sale securities portfolio	556	114
Net unrealized gains related to reclassified available-for-sale securities	23	58
Net unrealized gains on available-for-sale securities	579	172
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(43)	(56)
Net unrealized gains on hedges of net investments in non-U.S. subsidiaries	154	36
Non-credit impairment on held-to-maturity securities previously identified under ASC 320	(2)	(3)
Net unrealized (losses) on retirement plans	(175)	(179)
Foreign currency translation	(1,480)	(1,079)
Total	$(920)	$(1,180)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Non-credit Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	125	126	108	—	—	(408)	(49)
Amounts reclassified into (out of) earnings	(8)	1	—	—	12	—	5
Other comprehensive income (loss)	117	127	108	—	12	(408)	(44)
Balance as of March 31, 2020	$47	$536	$154	$(2)	$(175)	$(1,480)	$(920)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	39	270	23	1	—	(49)	284
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	(15)	—	—	(1)	(8)	—	(24)
Other comprehensive income (loss)	18	291	20	(1)	(36)	(116)	176
Balance as of March 31, 2019	$(71)	$116	$36	$(3)	$(179)	$(1,079)	$(1,180)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $1 and zero, respectively	$1	$—	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of zero and zero, respectively	—	(1)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of ($3) and ($6)	(8)	(15)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $4 and ($4), respectively	12	(8)	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$5	$(24)

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 162 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
As of March 31, 2020, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of March 31, 2020, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2020 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank, calculated under the advanced approaches and standardized approach provisions of the Basel III final rule as of the dates indicated:

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2020	Basel III Standardized Approach March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches March 31, 2020	Basel III Standardized Approach March 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,659	$10,659	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			22,315	22,315	21,918	21,918	13,936	13,936	13,218	13,218
Accumulated other comprehensive income (loss)			(920)	(920)	(870)	(870)	(650)	(650)	(654)	(654)
Treasury stock, at cost			(10,664)	(10,664)	(10,209)	(10,209)	—	—	—	—
Total			21,390	21,390	21,475	21,475	26,179	26,179	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,994)	(8,994)	(9,112)	(9,112)	(8,726)	(8,726)	(8,839)	(8,839)
Other adjustments(1)			(281)	(281)	(150)	(150)	(111)	(111)	(1)	(1)
Common equity tier 1 capital			12,115	12,115	12,213	12,213	17,342	17,342	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			14,586	14,586	15,175	15,175	17,342	17,342	16,617	16,617
Qualifying subordinated long-term debt			1,168	1,168	1,095	1,095	1,172	1,172	1,099	1,099
Allowance for credit losses			17	123	5	90	18	123	3	90
Total capital			$15,771	$15,877	$16,275	$16,360	$18,532	$18,637	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$60,468	$110,913	$54,763	$102,367	$57,169	$107,380	$51,610	$98,979
Operational risk(3)			46,738	N/A	47,963	N/A	43,925	N/A	44,138	NA
Market risk			1,850	1,850	1,638	1,638	1,850	1,850	1,638	1,638
Total risk-weighted assets			$109,056	$112,763	$104,364	$104,005	$102,944	$109,230	$97,386	$100,617
Adjusted quarterly average assets			$239,861	$239,861	$219,624	$219,624	$236,431	$236,431	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge
Common equity tier 1 capital	8.0%	8.5%	11.1%	10.7%	11.7%	11.7%	16.8%	15.9%	17.1%	16.5%
Tier 1 capital	9.5	10.0	13.4	12.9	14.5	14.6	16.8	15.9	17.1	16.5
Total capital	11.5	12.0	14.5	14.1	15.6	15.7	18.0	17.1	18.2	17.7

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
NA Not applicable
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2019
Interest income:
Interest-bearing deposits with banks	$81	$119
Investment securities:
U.S. Treasury and federal agencies	356	369
State and political subdivisions	11	12
Other investments	117	122
Investment securities purchased under money market liquidity facility	8	—
Securities purchased under resale agreements	65	98
Loans	184	198
Other interest-earning assets	46	109
Total interest income	868	1,027
Interest expense:
Interest-bearing deposits	68	171
Investment securities purchased under money market liquidity facility	6	—
Securities sold under repurchase agreements	2	12
Other short-term borrowings	10	4
Long-term debt	88	106
Other interest-bearing liabilities	30	61
Total interest expense	204	354
Net interest income	$664	$673

Note 16.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2019
Professional services	$81	$80
Sales advertising public relations	18	27
Securities processing	15	9
Regulatory fees and assessments	12	20
Bank operations	9	11
Insurance	5	5
Other	90	123
Total other expenses	$230	$275

Acquisition Costs
We recorded approximately $11 million of acquisition costs in the first quarter of 2020 compared to $13 million in the same period in 2019, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.

Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	—	—	—	—
Payments and Other Adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	$246	$12	$1	$259
Accrual balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	$157	$6	$1	$164

Note 17. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to pages 169 to 170 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Net income	$634	$508
Less:
Preferred stock dividends	(53)	(55)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$580	$452
Average common shares outstanding (In thousands):
Basic average common shares	353,746	377,915
Effect of dilutive securities: equity-based awards	4,247	3,788
Diluted average common shares	357,993	381,703
Anti-dilutive securities(2)	918	1,951
Earnings per common share:
Basic	$1.64	$1.20
Diluted(3)	1.62	1.18

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 164 and 165 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 170 to 171 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Servicing fees	$1,287	$1,251	$—	$—	$—	$—	$1,287	$1,251
Management fees	—	—	449	420	—	—	449	420
Foreign exchange trading services	434	246	25	34	—	—	459	280
Securities finance	89	117	3	1	—	—	92	118
Software and processing fees	137	180	(25)	11	—	—	112	191
Total fee revenue	1,947	1,794	452	466	—	—	2,399	2,260
Net interest income	663	679	1	(6)	—	—	664	673
Total other income	2	(1)	—	—	—	—	2	(1)
Total revenue	2,612	2,472	453	460	—	—	3,065	2,932
Provision for credit losses	36	4	—	—	—	—	36	4
Total expenses	1,859	1,864	385	406	11	23	2,255	2,293
Income before income tax expense	$717	$604	$68	$54	$(11)	$(23)	$774	$635
Pre-tax margin	27%	24%	15%	12%			25%	22%

Note 19.  Revenue from Contracts with Customers
For additional information on our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 172 to 173 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,287	$—	$1,287	$—	$—	$—	$1,287
Management fees	—	—	—	449	—	449	449
Foreign exchange trading services	100	334	434	25	—	25	459
Securities finance	57	32	89	—	3	3	92
Software and processing fees	107	30	137	—	(25)	(25)	112
Total fee revenue	1,551	396	1,947	474	(22)	452	2,399
Net interest income	—	663	663	—	1	1	664
Total other income	—	2	2	—	—	—	2
Total revenue	$1,551	$1,061	$2,612	$474	$(21)	$453	$3,065

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$1,251	$—	$1,251	$—	$—	$—	$1,251
Management fees	—	—	—	420	—	420	420
Foreign exchange trading services	86	160	246	34	—	34	280
Securities finance	70	47	117	—	1	1	118
Software and processing fees	116	64	180	—	11	11	191
Total fee revenue	1,523	271	1,794	454	12	466	2,260
Net interest income	—	679	679	—	(6)	(6)	673
Total other income	—	(1)	(1)	—	—	—	(1)
Total revenue	$1,523	$949	$2,472	$454	$6	$460	$2,932
Contract balances and contract costs
As of March 31, 2020 and December 31, 2019, net receivables of $2.79 billion and $2.77 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2020			2019
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,364	$1,701	$3,065	$1,335	$1,597	$2,932
Income before income tax expense	285	489	774	300	335	635

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $104.44 billion and $77.73 billion as of March 31, 2020 and 2019, respectively.

State Street Corporation | 85

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
April 28, 2020

State Street Corporation | 86

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASU	Accounting Standards Update	ICI	Investment Company Institute
AUC/A	Assets under custody and/or administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LIBOR	London Interbank Offered Rate
bps	Basis points	LTD	Long-term debt
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CRD	Charles River Development	MMLF	Money Market Mutual Fund Liquidity Facility
CECL	Current Expected Credit Loss	NII	Net interest income
CET1(1)	Common equity tier 1	NIM	Net interest margin
CVA	Credit valuation adjustment	PCAOB	Public Company Accounting Oversight Board
DOJ	Department of Justice	RWA(1)	Risk-weighted asset
DOL	Department of Labor	SCB	Stress Capital Buffer
EPS	Earnings per share	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	VaR	Value-at-Risk
FX	Foreign exchange	VIE	Variable interest entity
GAAP	Generally accepted accounting principles

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 87

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

State Street Corporation | 88

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we announced that we temporarily suspended our common stock repurchase program, together with the other U.S. based GSIFIs, in light of the COVID-19 pandemic.
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. We repurchased $500 million of shares in the first quarter of 2020 under the 2019 Program.
The following table presents purchases of our common stock under the 2019 Program and related information for each of the months in the quarter ended March 31, 2020.

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In millions)
Period:
January 1 - January 31, 2020	3,053	$79.61	3,053	$757
February 1 - February 29, 2020	3,411	75.34	3,411	500
March 1 - March 31, 2020	—	—	—	500
Total	6,464	$77.35	6,464	$500

State Street Corporation | 89

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

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

	10.1†	Form of employment agreement for executive officers in the United States and Hong Kong
	10.2†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder
	10.3†	State Street's 2017 Stock Incentive Plan and forms of award agreement thereunder
	10.4†	Employment Letter Agreement entered into with Francisco Aristeguieta dated March 11, 2019
	10.5†	Confidentiality, Intellectual Property and Restrictive Covenant Protective Agreement entered into with Francisco Aristeguieta dated July 15, 2019
	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2020 and 2019, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2020 and 2019, (iii) consolidated statement of condition as of March 31, 2020 and December 31, 2019, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2020 and 2019, (v) consolidated statement of cash flows for the three months ended March 31, 2020 and 2019, and (vi) notes to consolidated financial statements.

State Street Corporation | 90

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	April 28, 2020	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2020	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 91