Form 10-Q
period 2020-09-30
STATE STREET CORP
filed 2020-10-23
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

	MA		04-2456637
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
One Lincoln Street
Boston,	MA	02111	(617)	786-3000
(Address of principal executive offices, and Zip Code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value per share	STT	New York Stock Exchange

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of	STT.PRG	New York Stock Exchange
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

The number of shares of the registrant’s common stock outstanding as of October 21, 2020 was 352,797,695.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2020

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $36.64 trillion of AUC/A and $3.15 trillion of AUM as of September 30, 2020.
As of September 30, 2020, we had consolidated total assets of $272.08 billion, consolidated total deposits of $197.51 billion, consolidated total shareholders' equity of $25.56 billion and 38,979 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include:
•accounting for fair value measurements;
•impairment of goodwill and other intangible assets;
•contingencies; and
•allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 115 to 117, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K and Significant Accounting Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Upon evaluating our accounting policies in light of our adoption of CECL on January 1, 2020, we included allowance for credit losses as one of our significant accounting policies. Other than including that additional significant policy, we did not change these significant accounting policies in the first nine months of 2020.
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
•the financial strength of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposures or to which our clients have such exposures as a result of our acting as agent, including as an asset manager or securities lending agent;
•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on the economy and financial markets, the effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating at-home and in-office staff, the impact of market participants on which we rely and actions taken by governmental authorities and other third parties in response to the pandemic and the impact of lower equity market valuations on our servicing and management fee revenue;
•increases in the volatility of, or declines in the level of, our NII; changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities); and changes in the manner in which we fund those assets;
•the volatility of servicing fee, management fee, trading fee and securities finance revenues due to, among other factors, the value of equity and fixed-income markets, market interest and FX rates, the volume of client transaction activity, competitive pressures in the investment servicing and asset management industries, and the timing
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of revenue recognition with respect to software and processing fees revenues;
•the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities and inter-bank credits; the liquidity of the assets on our balance sheet and changes or volatility in the sources of such funding, particularly the deposits of our clients; and demands upon our liquidity, including the liquidity demands and requirements of our clients;
•the level, volatility and uncertainty of interest rates; the expected discontinuation of Interbank Offered Rates including London Interbank Offered Rate (LIBOR); the valuation of the U.S. dollar relative to other currencies in which we record revenue or accrue expenses; the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally; and the impact of monetary and fiscal policy in the U.S. and internationally on prevailing rates of interest and currency exchange rates in the markets in which we provide services to our clients;
•the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to impairment of such securities and the recognition of a provision for credit losses in our consolidated statement of income;
•our ability to attract and retain deposits and other low-cost, short-term funding; our ability to manage the level and pricing of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines; our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile; and the risks associated with the potential liquidity mismatch between short-term deposit funding and longer term investments;
•the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement or reevaluate the regulatory framework applicable to our operations (as well as changes to that framework), including implementation or modification of the Dodd-Frank Act and related stress testing and resolution planning requirements and implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee and European legislation
(such as Undertakings for Collective Investments in Transferable Securities (UCITS) V, the Money Market Fund Regulation and the Markets in Financial Instruments Directive II/Markets in Financial Instruments Regulation); among other consequences, these regulatory changes impact the levels of regulatory capital, long-term debt and liquidity we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, restrictions on banking and financial activities and the manner in which we structure and implement our global operations and servicing relationships. In addition, our regulatory posture and related expenses have been and will continue to be affected by heightened standards and changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, cyber-security, resiliency, resolution planning and compliance programs, as well as changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;
•adverse changes in the regulatory ratios that we are, or will be, required to meet, whether arising under the Dodd-Frank Act or implementation of international standards applicable to financial institutions, such as those proposed by the Basel Committee, or due to changes in regulatory positions, practices or regulations in jurisdictions in which we engage in banking activities, including changes in internal or external data, formulae, models, assumptions or other advanced systems used in the calculation of our capital or liquidity ratios that cause changes in those ratios as they are measured from period to period;
•requirements to obtain the prior approval or non-objection of the Federal Reserve or other U.S. and non-U.S. regulators for the use, allocation or distribution of our capital or other specific capital actions or corporate activities, including, without limitation, acquisitions, investments in subsidiaries, dividends and stock repurchases, without which our growth plans, distributions to shareholders, share repurchase programs or other capital or corporate initiatives may be restricted;
•geopolitical risks applicable to our operations and activities in jurisdictions globally, including emerging markets and economies, that have the potential to disrupt or impose
State Street Corporation | 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
costs, delays or damages upon our, our clients', our counterparties' and suppliers' and our infrastructure providers' respective operations, activities and strategic planning and to compromise financial markets and stability;
•changes in law or regulation, or the enforcement of law or regulation, that may adversely affect our business activities or those of our clients or our counterparties, and the products or services that we sell, including, without limitation, additional or increased taxes or assessments thereon, capital adequacy requirements, margin requirements and changes that expose us to risks related to our operating model and the adequacy and resiliency of our controls or compliance programs;
•cyber-security incidents, or failures to protect our systems and our, our clients' and others' information against cyber-attacks, that could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system failures, or loss of access to information; any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially;
•our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology; to replace and consolidate systems, particularly those relying upon older technology, and to adequately incorporate cyber-security, resiliency and business continuity into our operations, information technology infrastructure and systems management; to implement robust management processes into our technology development and maintenance programs; and to control risks related to use of technology, including cyber-crime and inadvertent data disclosures;
•our ability to identify and address threats to our information technology infrastructure and systems (including those of our third-party service providers); the effectiveness of our and our third party service providers' efforts to manage the resiliency of the systems on which we rely; controls regarding the access to, and integrity of, our and our clients' data; and complexities and costs of protecting the security of such systems and data;
•our ability to control operational and resiliency risks, data security breach risks and outsourcing risks; our ability to protect our intellectual property rights; the possibility of errors in the quantitative models we use to manage our business; and the possibility that our controls will prove insufficient, fail or be circumvented;
•economic or financial market disruptions in the U.S. or internationally, including those which may result from recessions or political instability; for example, the United Kingdom's (U.K.) exit from the European Union or actual or potential changes in trade policy, such as tariffs or bilateral and multilateral trade agreements;
•our ability to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients, any failure of which, in whole or in part, may among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;
•our ability to promote a strong culture of risk management, operating controls, compliance oversight, ethical behavior and governance that meets our expectations and those of our clients and our regulators, and the financial, regulatory, reputational and other consequences of our failure to meet such expectations;
•the impact on our compliance and controls enhancement programs associated with the appointment of a monitor under the deferred prosecution agreement with the DOJ and compliance consultant appointed under a settlement with the SEC, including the potential for such monitor and compliance consultant to require changes to our programs or to identify other issues that require substantial expenditures, changes in our operations, payments to clients or reporting to U.S. authorities;
•the results of our review of our billing practices, including additional findings or amounts we may be required to reimburse clients, as well as potential consequences of such review, including damage to our client relationships or our reputation, adverse actions or penalties imposed by governmental authorities and costs associated with remediation of identified deficiencies;
•the results of, and costs associated with, governmental or regulatory inquiries and investigations, litigation and similar claims, disputes, or civil or criminal proceedings;
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•changes or potential changes in the amount of compensation we receive from clients for our services, and the mix of services provided by us that clients choose;
•the large institutional clients on which we focus are often able to exert considerable market influence and have diverse investment activities, and this, combined with strong competitive market forces, subjects us to significant pressure to reduce the fees we charge, to potentially significant changes in our AUC/A or our AUM in the event of the acquisition or loss of a client, in whole or in part, and to potentially significant changes in our revenue in the event a client re-balances or changes its investment approach, re-directs assets to lower- or higher-fee asset classes or changes the mix of products or services that it receives from us;
•the potential for losses arising from our investments in sponsored investment funds;
•the possibility that our clients will incur substantial losses in investment pools for which we act as agent; the possibility of significant reductions in the liquidity or valuation of assets underlying those pools and the potential that clients will seek to hold us liable for such losses; and the possibility that our clients or regulators will assert claims that our fees, with respect to such investment products, are not appropriate;
•our ability to anticipate and manage the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;
•the credit agency ratings of our debt and depositary obligations and investor and client perceptions of our financial strength;
•adverse publicity, whether specific to us or regarding other industry participants or industry-wide factors, or other reputational harm;
•changes or potential changes to the competitive environment, due to, among other things, regulatory and technological changes, the effects of industry consolidation and perceptions of us, as a suitable service provider or counterparty;
•our ability to complete acquisitions, joint ventures and divestitures, including, without limitation, our ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;
•the risks that our acquired businesses,
including, without limitation, CRD, and joint ventures will not achieve their anticipated financial, operational and product innovation benefits or will not be integrated successfully, or that the integration will take longer than anticipated; that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced; that client and deposit retention goals will not be met; that other regulatory or operational challenges will be experienced; and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;
•our ability to integrate CRD's front office software solutions with our middle and back office capabilities to develop our front-to-middle-to-back office State Street Alpha that is competitive, generates revenues in line with our expectations and meets our clients' requirements; the dependency of State Street Alpha on enhancements to our data management and the risks to our servicing model associated with increased exposure to client data;
•our ability to recognize evolving needs of our clients and to develop products that are responsive to such trends and profitable to us; the performance of and demand for the products and services we offer; and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;
•our ability to grow revenue, manage expenses, attract and retain highly skilled people and raise the capital necessary to achieve our business goals and comply with regulatory requirements and expectations;
•changes in accounting standards and practices; and
•the impact of the U.S. tax legislation enacted in 2017, and changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that affect the amount of taxes due.
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
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	% Change
Total fee revenue	$2,306	$2,259	2%
Net interest income	478	644	(26)
Total revenue	2,784	2,903	(4)
Provision for credit losses(1)	—	2	nm
Total expenses	2,103	2,180	(4)
Income before income tax expense	681	721	(6)
Income tax expense	126	138	(9)
Net income	$555	$583	(5)
Adjustments to net income:
Dividends on preferred stock(2)	$(38)	$(55)	(31)
Net income available to common shareholders	$517	$528	(2)
Earnings per common share:
Basic	$1.47	$1.44	2
Diluted	1.45	1.42	2
Average common shares outstanding (in thousands):
Basic	352,586	366,732	(4)
Diluted	357,168	370,595	(4)
Cash dividends declared per common share	$.52	$.52	—
Return on average common equity	8.9%	9.7%	(80)	bps
Pre-tax margin	24.5	24.8	(30)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	% Change
Total fee revenue	$7,083	$6,779	4%
Net interest income	1,701	1,930	(12)
Total other income	2	(1)	nm
Total revenue	8,786	8,708	1
Provision for credit losses(1)	88	7	nm
Total expenses	6,440	6,627	(3)
Income before income tax expense	2,258	2,074	9
Income tax expense	375	396	(5)
Net income	$1,883	$1,678	12
Adjustments to net income:
Dividends on preferred stock(2)	$(123)	$(160)	(23)
Earnings allocated to participating securities(3)	(1)	(1)	—
Net income available to common shareholders	$1,759	$1,517	16
Earnings per common share:
Basic	$4.99	$4.07	23
Diluted	4.93	4.03	22
Average common shares outstanding (in thousands):
Basic	352,829	372,766	(5)
Diluted	356,971	376,361	(5)
Cash dividends declared per common share	$1.56	$1.46	7
Return on average common equity	10.6%	9.5%	110	bps
Pre-tax Margin	25.7	23.8	190

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
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2020 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the three and nine months ended September 30, 2020 to the same periods in 2019, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2019 period to the relevant 2020 period results.
Financial Results and Highlights
•Third quarter of 2020 financial performance:
◦EPS of $1.45 in the third quarter of 2020 increased 2% compared to $1.42 in the same period in 2019.
◦In the third quarter of 2020, return on equity of 8.9% decreased from 9.7% in the same period in 2019, primarily due to higher retained earnings, the absence of share repurchases in the second and third quarters of 2020 and a decrease in net income available to common shareholders. Pre-tax margin of 24.5% in the third quarter of 2020 decreased from 24.8% in the same period in 2019, primarily due to lower total revenue, partially offset by lower expenses.
◦Operating leverage was an unfavorable (0.6)% in the third quarter of 2020. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
◦In August 2020, the Federal Reserve confirmed that our SCB will be 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021, resulting in no change to our capital requirements. Due to the economic challenges created by the COVID-19 pandemic, we and other participating CCAR banks are required to resubmit our capital plans by November 2, 2020 under updated scenarios provided by the Federal
Reserve. Results from the new stress test are expected by the end of the year, however, it is unclear whether or not the results will impact our calculated SCB. In line with the decision to administer a new stress test, the Federal Reserve has continued its suspension of the ability of all CCAR banking organizations to distribute capital beyond common dividends (at their current levels) through the fourth quarter of 2020.
•The impact of the COVID-19 pandemic, and the actions we took to support our clients, the financial markets and the broader economy, is reflected in our results for the third quarter and first nine months of 2020.
◦We experienced higher levels of client deposits, which have moderated but remain above pre-COVID levels.
◦We developed a safe and measured framework to reopen offices and are establishing a "Workplace of the Future" plan, leveraging technology and optimizing a hybrid work from home model, with approximately 80% of our employees continuing to work remotely at the end of the period.
◦We continued to onboard new clients and managed elevated transaction volumes during the COVID-19 pandemic.
◦We continue to support our clients' liquidity needs through our participation in the Money Market Mutual Fund Liquidity Facility (MMLF) and are custodian and administrator for four Federal Reserve programs: Commercial Paper Funding Facility, Main Street Lending Program, and Primary and Secondary Markets Corporate Credit Facilities.
◦As previously announced, together with the other U.S. based G-SIBs, we temporarily suspended our common stock repurchase program, in light of the COVID-19 pandemic, and subsequently, the Federal Reserve placed limitations on capital distributions in the third and fourth quarters of 2020. As a result, we had no repurchases of our common stock in the second and third quarters of 2020.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦Net interest income declined, reflecting a low interest rate environment resulting from Federal Reserve actions to support the economy.
Revenue
•Total fee revenue increased 2% in the third quarter of 2020 compared to the same period in 2019, primarily driven by increases in servicing fees, management fees, foreign exchange trading services and software and processing fees, partially offset by lower securities finance revenues. Total revenue decreased 4% in the third quarter of 2020 compared to the same period in 2019, due to a decline in NII, partially offset by an increase in total fee revenue.
•Servicing fee revenue increased 2% in the third quarter of 2020 compared to the same period in 2019, primarily due to higher average market levels, net new business and client activity, partially offset by moderating pricing headwinds.
•Management fee revenue increased 2% in the third quarter of 2020 compared to the same period in 2019, primarily due to higher average market levels, partially offset by institutional net outflows.
•Foreign exchange trading services increased 4% in the third quarter of 2020 compared to the same period in 2019, primarily reflecting higher client FX volumes and volatility.
•Securities finance revenue decreased 28% in the third quarter of 2020 compared to the same period in 2019, primarily driven by decreases in enhanced custody balances due to client deleveraging and lower agency lending revenues due to lower spreads and reinvestment yields.
•Software and processing fees revenue increased 21% in the third quarter of 2020 compared to the same period in 2019, primarily due to higher CRD revenues driven by SaaS revenue and professional services fees, and market-related adjustments.
•CRD contributed approximately $89 million and $62 million in total revenue and total expenses, respectively, in the third quarter of 2020, compared to $81 million and $56 million, respectively, in the same period in 2019. In addition to total revenue and expenses, CRD-related expenses include $17 million in amortization of other intangible assets in both the third quarters of 2020 and 2019. CRD revenue with affiliated entities, which is eliminated in our consolidated financial statements, was $10 million and $4 million for the third quarters of 2020 and 2019, respectively.
•NII decreased 26% in the third quarter of 2020, compared to the same period in 2019, primarily due to significantly lower market rates, higher MBS premium amortization, including a true-up of approximately $20 million in the third quarter of 2020, and the absence of approximately $20 million episodic market-related benefits in 2019, partially offset by higher investment portfolio and loan balances.
Provision for Credit Losses
•In the third quarter of 2020, we recorded no provision for credit losses related to loans and financial assets held at amortized cost and off-balance sheet commitments based on the CECL methodology, adopted January 1, 2020, primarily due to slightly improving economic forecasts and limited negative credit migration.
•This compares to a $2 million provision for credit losses in the same period in 2019 (which was under the previous incurred loss model).
Expenses
•Total expenses decreased 4% in the third quarter of 2020 compared to the same period in 2019, including 2% lower compensation and employee benefits costs, primarily reflecting on-going expense management initiatives.
•The impact of notable items in the third quarter of 2020 includes approximately $15 million of acquisition and restructuring costs primarily related to CRD, partially offset by a $9 million accrual release, compared to approximately $27 million of acquisition and restructuring costs and an $18 million accrual in the same period in 2019.
AUC/A and AUM
•AUC/A increased 11% as of September 30, 2020 compared to September 30, 2019, primarily due to higher period-end market levels, net new business growth and client flows. In the third quarter of 2020, newly announced asset servicing mandates totaled approximately $249 billion, with approximately one-third related to State Street AlphaSM, our front-to-back servicing platform. Servicing assets remaining to be installed in future periods totaled approximately $486 billion as of September 30, 2020.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•AUM increased 7% as of September 30, 2020 compared to September 30, 2019, primarily due to higher period-end market levels and net inflows from ETFs, partially offset by institutional net outflows.
Capital
•In the third quarter of 2020, we returned a total of approximately $183 million to our shareholders in the form of common stock dividends.
•We declared aggregate common stock dividends of $0.52 per share, totaling $184 million in the third quarter of 2020, compared to $0.52 per share, totaling $189 million in the same period in 2019.
•We had no repurchases of our common stock in the third quarter of 2020 under current Federal Reserve requirements. In the third quarter of 2019, we acquired 9.4 million shares of common stock at an average per share cost of $53.15 and an aggregate cost of approximately $500 million.
•Our binding CET1 capital ratio was 12.4% as of September 30, 2020 compared to 11.7% as of December 31, 2019, driven by higher retained earnings, partially offset by an increase in RWA, with significant headroom above the applicable regulatory requirement. Our Tier 1 leverage ratio decreased to 6.6% as of September 30, 2020, compared to 6.9% as of December 31, 2019, primarily due to an increase in adjusted average assets in the third quarter of 2020. Our standardized approach capital ratios were binding as of September 30, 2020.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2020 compared to the same periods in 2019, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2020	2019
Fee revenue:
Servicing fees	$1,301	$1,272	2%
Management fees	455	445	2
Foreign exchange trading services	294	284	4
Securities finance	84	116	(28)
Software and processing fees	172	142	21
Total fee revenue(1)	2,306	2,259	2
Net interest income:
Interest income	520	1,001	(48)
Interest expense	42	357	(88)
Net interest income	478	644	(26)
Total revenue	$2,784	$2,903	(4)

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2020	2019
Fee revenue:
Servicing fees	$3,860	$3,775	2%
Management fees	1,329	1,306	2
Foreign exchange trading services	1,097	837	31
Securities finance	268	360	(26)
Software and processing fees	529	501	6
Total fee revenue(1)	7,083	6,779	4
Net interest income:
Interest income	2,062	3,035	(32)
Interest expense	361	1,105	(67)
Net interest income	1,701	1,930	(12)
Other income:
Gains (losses) from sales of available-for-sale securities, net	2	—	nm
Other income	—	(1)	nm
Total other income	2	(1)	nm
Total revenue	$8,786	$8,708	1

nm Not meaningful
(1) The impact of State Street Global Advisors fee waivers on total fee revenue was less than $5 million for both the three and nine months ended September 30, 2020.

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue in the three and nine months ended September 30, 2020 and 2019. Servicing and management fees collectively made up approximately 76% and 73% of total fee revenue in the three and nine months ended September 30, 2020, respectively, compared to 76% and 75% in the same periods in 2019, respectively.
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
We estimate, using relevant information as of September 30, 2020 and assuming that all other factors remain constant, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over time, of approximately 3%; and
•A 10% increase or decrease in worldwide fixed income valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over time, of approximately 1%.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
S&P 500®	3,320	2,958	12%	3,378	2,961	14%	3,363	2,977	13%
MSCI EAFE®	1,871	1,882	(1)	1,862	1,876	(1)	1,855	1,899	(2)
MSCI® Emerging Markets	1,084	1,014	7	1,087	1,007	8	1,082	1,001	8

	Daily Averages of Indices					Month-End Averages of Indices
	Nine Months Ended September 30,					Nine Months Ended September 30,
		2020	2019	% Change			2020	2019	% Change
S&P 500®		3,104	2,856	9%			3,106	2,872	8%
MSCI EAFE®		1,807	1,868	(3)			1,790	1,874	(4)
MSCI® Emerging Markets		1,015	1,030	(1)			1,003	1,035	(3)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2020	2019	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,376	2,221	7%
Barclays Capital Global Aggregate Bond Index®	541	509	6

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2020	2019
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)(6)
Long-Term Funds(4)	$1.2	$34.9
Money Market	(192.8)	198.9
Exchange-Traded Fund	77.8	28.5
Total ICI Flows	$(113.8)	$262.3

Europe - Morningstar Direct Market Data(1)(2)(5)(6)
Long-Term Funds(4)	$175.3	$97.6
Money Market	117.0	83.2
Exchange-Traded Fund	39.7	30.1
Total Broadridge Flows	$332.0	$210.9

(1) Industry data is provided for illustrative purposes only. It is not intended to reflect our activity or our clients' activity and is indicative of only segments of the entire industry.
(2) Source: Morningstar. The data includes long-term mutual funds, ETFs and money market funds. Mutual fund data represents estimates of net new cash flow, which is new sales minus redemptions combined with net exchanges, while ETF data represents net issuance, which is gross issuance less gross redemptions. Data for Fund of Funds, Feeder funds and Obsolete funds were excluded from the series to prevent double counting. Data is from the Morningstar Direct Asset Flows database.
(3) The third quarter of 2020 data for North America (US domiciled) includes Morningstar direct actuals for July and August and Morningstar direct estimates for September 2020.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed Income asset classes. The long-term funds flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed Incomes asset classes.
(5) The third quarter of 2020 data for Europe is on a rolling three month basis for June 2020 through August 2020, sourced by Morningstar.
(6) Data providers for North America and EMEA industry flows were changed to Morningstar from other providers in the third quarter of 2020 for consistency across regions and other efficiency considerations. Data collection and tabulation methodologies among data providers differ. All periods presented reflect data sourced from Morningstar. Prior period data therefore differs from data previously presented, which was sourced from other data providers.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressure today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A can vary materially. On average, over the five years ended December 31, 2019, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices. This same market pressure also impacts the fees we negotiate when we win business from new clients.
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
In light of the above, we estimate, using relevant information as of September 30, 2020 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over time, of approximately 5%; and
•A 10% increase or decrease in worldwide fixed-income valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over time, of approximately 4%.
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
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
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
NII on a FTE basis decreased in both the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to lower market rates, the absence of approximately $20 million episodic market-related benefits which impacted the third quarter of 2019 and a non-recurring true-up of $20 million in the third quarter of 2020 of prior period premium amortization, partially offset by higher investment portfolio and loan balances.
Investment securities net premium amortization, which is included in interest income, was $179 million and $396 million in the three and nine months ended September 30, 2020, respectively, compared to $116 million and $318 million in the same periods in 2019, respectively, primarily related to higher MBS premium amortization.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest income related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return, over the contractual or estimated life of the security. The rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly. The amortization of premiums and accretion of discounts are adjusted for prepayments when they occur, which primarily impact mortgage-backed securities.
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Unamortized premiums, net of discounts at period end(1)	$2,016	$1,506
Net premium amortization(2)	179	116
Investment securities duration (years)(3)	2.9	2.6

(1) As of September 30, 2020 and September 30, 2019, approximately 64% and 62%, respectively, of unamortized premiums, net of discounts, was related to mortgage-backed securities.
(2) Net of discount accretion on MMLF HTM securities.
(3) Excluding investment securities purchased under the MMLF program, the investment securities portfolio duration is 3.0 years.
Money Market Mutual Fund Liquidity Facility
In March 2020, in response to the economic impact of COVID-19, the Federal Reserve established the MMLF program in order to enhance the liquidity and functioning of crucial money markets. Through the establishment of the MMLF program, the Federal Reserve Bank of Boston makes loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The MMLF program is authorized through December 31, 2020. We are supporting our clients' liquidity needs through this program, following its adoption on March 18, 2020. As a result of the asset purchases (including negotiable CDs, municipals and asset-backed commercial paper), our participation in the facility was $7.5 billion on average in the third quarter of 2020, and earned $2 million of NII. We did not make any purchases of HTM securities under the MMLF program in the third quarter of 2020. The purchases are match funded through Federal Reserve borrowings and the assets are posted as collateral. The borrowing is non-recourse, meaning that the Federal Reserve has taken on the credit risk of the assets purchased. The purchased securities are classified as held-to-maturity and have a maturity of less than 12 months. MMLF related assets do not impact our risk-based and leverage capital ratios.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and nine months ended September 30, 2020 compared to the same periods in 2019.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2020			2019
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$72,717	$(6)	(.03)%	$45,791	$98	.85%
Securities purchased under resale agreements(2)	4,181	20	1.91	3,149	101	12.75
Trading account assets	900	—	—	880	—	—
Investment securities:
Investment securities available-for-sale	59,593	152	1.02	54,460	270	1.99
Investment securities held-to-maturity	43,367	191	1.77	39,128	234	2.39
Investment securities held-to-maturity purchased under money market liquidity facility	7,488	25	1.32	—	—	—
Total investment securities	110,448	368	1.33	93,588	504	2.16
Loans	25,974	139	2.13	23,926	195	3.24
Other interest-earning assets	11,586	3	.10	13,990	107	3.02
Average total interest-earning assets	$225,806	$524	.92	$181,324	$1,005	2.20
Interest-bearing deposits:
U.S.	$85,432	$4	.02%	$67,170	$141	.83%
Non-U.S.(3)	69,514	(65)	(.37)	61,355	32	.21
Total interest-bearing deposits(3)(4)	154,946	(61)	(.16)	128,525	173	.53
Securities sold under repurchase agreements	2,891	—	.08	1,998	7	1.45
Short-term borrowings under money market liquidity facility	7,449	23	1.24	—	—	—
Other short-term borrowings	1,724	2	.44	1,788	8	1.68
Long-term debt	14,794	69	1.86	11,415	99	3.48
Other interest-bearing liabilities	2,764	9	1.28	3,691	70	7.62
Average total interest-bearing liabilities	$184,568	$42	.09	$147,417	$357	.96
Interest rate spread			.83%			1.24%
Net interest income, fully taxable-equivalent basis		$482			$648
Net interest margin, fully taxable-equivalent basis			.85%			1.42%
Tax-equivalent adjustment		(4)			(4)
Net interest income, GAAP-basis		$478			$644

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Average Rate	Average Balance	Interest Revenue/Expense	Average Rate
Interest-bearing deposits with banks	$75,517	$79	.14%	$47,562	$326	.92%
Securities purchased under resale agreements(2)	3,114	109	4.68	2,634	289	14.69
Trading account assets	897	—	—	880	—	—
Investment securities:
Investment securities available-for-sale	57,109	556	1.30	50,440	771	2.04
Investment securities held-to-maturity	41,595	694	2.23	40,177	742	2.46
Investment securities held to maturity purchased under money market liquidity facility	9,516	103	1.45	—	—	—
Total Investment securities	108,220	1,353	1.67	90,617	1,513	2.23
Loans	27,266	482	2.36	23,605	591	3.35
Other interest-earning assets	10,729	52	0.64	14,790	330	2.98
Average total interest-earning assets	$225,743	$2,075	1.23	$180,088	$3,049	2.26
Interest-bearing deposits:
U.S.	$85,592	$111	.17%	$66,077	$423	.86%
Non-U.S.(3)	66,953	(158)	(.31)	60,817	130	.29
Total interest-bearing deposits(3)(4)	152,545	(47)	(.04)	126,894	553	.58
Securities sold under repurchase agreements	2,687	3	.16	1,754	27	2.06
Short-term borrowings under money market liquidity facility	9,550	87	1.22	—	—	—
Other short-term borrowings	2,582	17	0.86	1,664	18	1.41
Long-term debt	14,553	252	2.31	11,201	312	3.71
Other interest-bearing liabilities	3,217	49	2.01	4,101	195	6.39
Average total interest-bearing liabilities	$185,134	$361	.26	$145,614	$1,105	1.01
Interest rate spread			0.97%			1.25%
Net interest income, fully taxable-equivalent basis		$1,714			$1,944
Net interest margin, fully taxable-equivalent basis			1.01%			1.44%
Tax-equivalent adjustment		(13)			(14)
Net interest income, GAAP basis		$1,701			$1,930

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $83.48 billion and $103.46 billion in the three and nine months ended September 30, 2020, respectively, compared to $117.94 billion and $84.20 billion in the same periods in 2019, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.09% and 0.14% in the three and nine months ended September 30, 2020, respectively, compared to 0.33% and 0.45% in the same periods in 2019, respectively.
(3) Average rate includes the impact of FX swap costs of approximately $(19) million and $(39) million in the three and nine months ended September 30, 2020, respectively, compared to $37 million and $135 million in the same periods in 2019, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.11)% and (0.01)% in the three and nine months ended September 30, 2020, respectively, compared to approximately 0.42% and 0.44% in the same periods in 2019, respectively.
(4) Total deposits averaged $189.23 billion and $188.82 billion in the three and nine months ended September 30, 2020, respectively, compared to $157.23 billion and $156.39 billion in the same periods in 2019, respectively.
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
Average total interest-earning assets were $225.81 billion and $225.74 billion in the three and nine months ended September 30, 2020, respectively, compared to $181.32 billion and $180.09 billion in the same periods in 2019, respectively. The increase is primarily driven by higher average total client deposits.
Interest-bearing deposits with banks averaged $72.72 billion and $75.52 billion in the three and nine months ended September 30, 2020, respectively, compared to $45.79 billion and $47.56 billion in the same periods in 2019, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Securities purchased under resale agreements averaged $4.18 billion and $3.11 billion in the three and nine months ended September 30, 2020, respectively, compared to $3.15 billion and $2.63 billion in the same periods in 2019, respectively. The impact of balance sheet netting was $83.48 billion and $103.46 billion on average in the three and nine months ended September 30, 2020, respectively, compared to $117.94 billion and $84.20 billion in the same periods in 2019, respectively. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting, in the nine months ended September 30, 2020 compared to the same period in 2019, is primarily due to the expansion of our FICC program and new client activity.
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
Average investment securities, excluding MMLF HTM securities, increased to $102.96 billion and $98.70 billion in the three and nine months ended September 30, 2020, respectively, from $93.59 billion and $90.62 billion in the same periods in 2019, respectively, primarily driven by higher MBS balances and foreign government bonds. The growth was driven by our redeployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $25.97 billion and $27.27 billion in the three and nine months ended September 30, 2020, respectively, compared to $23.93 billion and $23.61 billion in the same periods in 2019, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $22.54 billion and $22.42 billion in the three and nine months ended September 30, 2020, compared to $19.78 billion and $19.62 billion in the same periods in 2019.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $11.59 billion and $10.73 billion in the three and nine months ended September 30, 2020 from $13.99 billion and $14.79 billion in the same periods in 2019, respectively, primarily driven by a reduction in the level of cash collateral posted related to client deleveraging. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $154.95 billion and $152.55 billion in the three and nine months ended September 30, 2020, respectively, from $128.53 billion and $126.89 billion in the same periods in 2019, respectively. Average U.S. interest-bearing deposits increased as a result of the market uncertainty due to the COVID-19 pandemic, the level of global interest rates and new deposit gathering initiatives. We expect deposits to remain elevated within the current environment of low interest rates and continued expansion of the money supply by the Federal Reserve. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, were $1.72 billion and $2.58 billion in the three and nine months ended September 30, 2020,
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respectively, compared to $1.79 billion and $1.66 billion in the same periods in 2019, respectively.
Average long-term debt was $14.79 billion and $14.55 billion in the three and nine months ended September 30, 2020, respectively, compared to $11.42 billion and $11.20 billion in the same periods in 2019, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $2.76 billion and $3.22 billion in the three and nine months ended September 30, 2020, respectively, compared to $3.69 billion and $4.10 billion in the same periods in 2019, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
In January 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million as of January 1, 2020. In the third quarter of 2020, we recorded no provision for credit losses related to loans and financial assets held at amortized cost and off-balance sheet commitments based on the CECL methodology, reflecting slightly improving economic forecasts and limited negative credit migration.
This compares to a $2 million provision for credit losses in the same period in 2019 (which was under the previous incurred loss model). Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 8: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

TABLE 8: EXPENSES
	Three Months Ended September 30,		% change
(Dollars in millions)	2020	2019
Compensation and employee benefits	$1,062	$1,083	(2)%
Information systems and communications	395	376	5
Transaction processing services	234	254	(8)
Occupancy	109	113	(4)
Acquisition costs	15	27	(44)
Restructuring charges, net	—	—	—
Amortization of other intangible assets	59	59	—
Other:
Professional services	89	70	27
Other	140	198	(29)
Total other	229	268	(15)
Total expenses	$2,103	$2,180	(4)
Number of employees at quarter-end	38,979	39,407	(1)

	Nine Months Ended September 30,		% change
(Dollars in millions)	2020	2019
Compensation and employee benefits	$3,321	$3,396	(2)%
Information systems and communications	1,156	1,103	5
Transaction processing services	721	741	(3)
Occupancy	327	344	(5)
Acquisition costs	38	50	(24)
Restructuring charges, net	—	(2)	(100)
Amortization of other intangible assets	175	178	(2)
Other:
Professional services	261	235	11
Other	441	582	(24)
Total other	702	817	(14)
Total expenses	$6,440	$6,627	(3)
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Compensation and employee benefits expenses decreased 2% in both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower headcount, lower contractor spend, employee medical costs and incentive compensation.
Total headcount decreased by approximately 1% as of September 30, 2020 compared to September 30, 2019, primarily driven by productivity savings.
Information systems and communications expenses increased 5% in both the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase was primarily related to software costs and technology infrastructure enhancements, partially offset by third-party vendor savings.
Transaction processing services expenses decreased 8% and 3% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily reflecting higher sub-custody savings.
Occupancy expenses decreased 4% and 5% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the advancement of our global optimization footprint strategy.
Amortization of other intangible assets were flat and decreased 2% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Other expenses decreased 15% and 14% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily driven by an $18 million accrual in the third quarter of 2019, a $9 million accrual release in the third quarter of 2020, and lower marketing and travel costs, partially offset by higher professional fees.
In April 2020, we announced that we were deferring most planned headcount reductions through the end of 2020, in light of the COVID-19 pandemic. We expect our planned actions will take place following that period.
Acquisition Costs
We recorded approximately $15 million and $38 million of acquisition costs in the three and nine months ended September 30, 2020, respectively, compared to $27 million and $50 million in the same periods in 2019, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $200 million of acquisition costs, including merger and integration costs, through 2021, of which $148 million has been incurred as of September 30, 2020, since the acquisition.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Payments and Other Adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	246	12	1	259
Accruals for Beacon	2	—	—	2
Payments and Other Adjustments	(51)	(1)	—	(52)
Accrual balance at June 30, 2019	197	11	1	209
Payments and Other Adjustments	(62)	(2)	—	(64)
Accrual balance at September 30, 2019	$135	$9	$1	$145
Accrual balance at December 31, 2019	$190	$7	$1	$198
Payments and other adjustments	(33)	(1)	—	(34)
Accrual balance at March 31, 2020	157	6	1	164
Payments and other adjustments	(25)	(1)	—	(26)
Accrual balance at June 30, 2020	132	5	1	138
Payments and other adjustments	(10)	1	(1)	(10)
Accrual balance at September 30, 2020	$122	$6	$—	$128
Income Tax Expense
Income tax expense was $126 million and $375 million in the three and nine months ended September 30, 2020, respectively, compared to $138 million and $396 million in the same periods in 2019, respectively. Our effective tax rate was 18.5% and 16.6% in the three and nine months ended September 30, 2020, respectively, compared to 19.2% and 19.1% in the same periods in 2019, respectively. The decrease in the effective tax rate in the three and nine months ended September 30, 2020, compared to the same periods in 2019, includes a reduction in a valuation allowance related to foreign tax credits.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing, through State Street Institutional Services, State Street Global Markets,
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
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2020	2019
Servicing fees	$1,301	$1,272	2%
Foreign exchange trading services	252	249	1
Securities finance	81	114	(29)
Software and processing fees	162	140	16
Total fee revenue	1,796	1,775	1
Net interest income	482	649	(26)
Total revenue	2,278	2,424	(6)
Provision for credit losses	—	2	nm
Total expenses	1,739	1,762	(1)
Income before income tax expense	$539	$660	(18)
Pre-tax margin	24%	27%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2020	2019
Servicing fees	$3,860	$3,775	2%
Foreign exchange trading services	998	735	36
Securities finance	258	353	(27)
Software and processing fees	528	483	9
Total fee revenue	5,644	5,346	6
Net interest income	1,716	1,951	(12)
Total other income	2	(1)	nm
Total revenue	7,362	7,296	1
Provision for credit losses	88	7	nm
Total expenses	5,315	5,391	(1)
Income before income tax expense	$1,959	$1,898	3
Pre-tax margin	27%	26%

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 2% in both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to higher average market levels, net new business and client activity, partially offset by moderating pricing headwinds. FX rates positively impacted servicing fees by 1% in the third quarter of 2020 and negatively impacted servicing fees by 2% in the same period in 2019.
Servicing fees generated outside the U.S. were approximately 47% and 46% of total servicing fees in the three and nine months ended September 30, 2020, respectively, compared to approximately 47% in both the same periods in 2019.
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
Collective funds	$9,960	$9,796	$9,224
Mutual funds	10,143	9,221	8,687
Insurance and other products	9,218	8,417	8,171
Pension products	7,322	6,924	6,817
Total	$36,643	$34,358	$32,899

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
Equities	$20,094	$19,301	$18,243
Fixed-income	12,403	10,766	10,413
Short-term and other investments	4,146	4,291	4,243
Total	$36,643	$34,358	$32,899

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
Americas	$26,666	$25,018	$23,888
Europe/Middle East/Africa	7,675	7,325	7,091
Asia/Pacific	2,302	2,015	1,920
Total	$36,643	$34,358	$32,899

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the third quarter of 2020 totaled approximately $249 billion. Servicing assets remaining to be installed in future periods totaled approximately $486 billion as of September 30, 2020, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 1% and 36% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to higher client FX volumes and volatility. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 56% and 44%, respectively, of foreign exchange trading services revenue in the third quarter of 2020 and 65% and 35%, respectively, of foreign exchange trading services revenue in the nine months ended September 30, 2020.
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect FX trading.”
•Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.
•Indirect FX trading: Represents FX transactions with clients, for which we are the funds' custodian, or their investment managers, routed to our FX desk through our asset-servicing operation. We execute indirect FX trades as a principal at rates disclosed to our clients.
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
•Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee.
•Other trading, transition management and brokerage revenue: As our clients look to us to enhance and preserve portfolio values, they may choose to utilize our Transition or Currency Management capabilities or transact with our Equity Trade execution group. These transactions, which are not limited to foreign exchange, generate revenue via commissions charged for trades transacted during the management of these portfolios.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 29% and 27% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily driven by decreases in enhanced custody balances due to client deleveraging and lower agency lending revenues due to lower spreads and reinvestment yields. Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, interpretations of those standards, and our own balance sheet management activities, may influence modifications to the way in which we deliver our agency lending or enhanced custody businesses, the volume of our securities lending activity and related revenue and profitability in future periods.
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
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, increased 16% and 9% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to higher CRD revenues.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We acquired CRD on October 1, 2018. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided.  Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a Software as a Service (SaaS) related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
CRD contributed approximately $89 million and $314 million in total revenue in the three and nine months ended September 30, 2020, respectively, compared to $81 million and $264 million in the same periods in 2019, respectively. The increase in revenue is primarily driven by SaaS revenue and professional services fees.
Amortization of tax advantage investments negatively impacted software and processing fees by $24 million and $67 million in the three and nine months ended September 30, 2020, respectively, compared to $19 million and $39 million in the same periods in 2019, respectively.
In addition, FX and market-related adjustments impacted software and processing fees by approximately $7 million and ($12) million in the three and nine months ended September 30, 2020, respectively, compared to ($14) million and $1 million in the same periods in 2019, respectively.
Expenses
Total expenses for Investment Servicing decreased 1% in both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to resource discipline initiatives and vendor savings, partially offset by technology infrastructure and operational investments.
CRD contributed approximately $62 million and $181 million in total expenses in the three and nine months ended September 30, 2020, respectively, compared to $56 million and $143 million in the same periods in 2019, respectively. In addition, CRD-related expenses include $17 million and $50 million in amortization of other intangible assets in the three and nine months ended September 30, 2020, respectively, compared to $17 million and $49 million in the same periods in 2019, respectively.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2020	2019
Management fees	$455	$445	2%
Foreign exchange trading services(1)	42	35	20
Securities finance	3	2	50
Software and processing fees(2)	10	2	nm
Total fee revenue	510	484	5
Net interest income	(4)	(5)	(20)
Total revenue	506	479	6
Total expenses	358	373	(4)
Income before income tax expense	$148	$106	40
Pre-tax margin	29%	22%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2020	2019
Management fees	$1,329	$1,306	2%
Foreign exchange trading services(1)	99	102	(3)
Securities finance	10	7	43
Software and processing fees(2)	1	18	nm
Total fee revenue	1,439	1,433	—
Net interest income	(15)	(21)	(29)
Total revenue	1,424	1,412	1
Total expenses	1,096	1,156	(5)
Income before income tax expense	$328	$256	28
Pre-tax margin	23%	18%

(1) Includes revenues related to certain ETFs associated with State Street Global Advisors for which we act as the distribution and marketing agent.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Not meaningful
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management total revenue increased 6% and 1% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Management Fees
Management fees increased 2% in both the third quarter of 2020 and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to higher average market levels, partially offset by institutional net outflows.
Management fees generated outside the U.S. were approximately 27% of total management fees in both the three and nine months ended September 30, 2020, and in both the same periods in 2019.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
Equity:
Active	$81	$88	$84
Passive	1,879	1,903	1,747
Total equity	1,960	1,991	1,831
Fixed-income:
Active	87	89	92
Passive	405	379	367
Total fixed-income	492	468	459
Cash(1)	333	324	336
Multi-asset-class solutions:
Active	24	24	23
Passive	142	133	134
Total multi-asset-class solutions	166	157	157
Alternative investments(2):
Active	20	21	22
Passive	177	155	148
Total alternative investments	197	176	170
Total	$3,148	$3,116	$2,953

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
Alternative Investments(2)	$88	$56	$56
Cash	14	9	9
Equity	605	618	553
Fixed-Income	94	85	80
Total Exchange-Traded Funds	$801	$768	$698

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2020	December 31, 2019	September 30, 2019
North America	$2,169	$2,115	$1,999
Europe/Middle East/Africa	478	493	476
Asia/Pacific	501	508	478
Total	$3,148	$3,116	$2,953

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	26	(7)	—	3	16	38
Exchange-traded fund flows, net	13	15	—	—	6	34
Cash fund flows, net	—	—	31	—	—	31
Total flows, net	39	8	31	3	22	103
Market appreciation (depreciation)	404	38	6	22	28	498
Foreign exchange impact	4	—	—	—	—	4
Total market/foreign exchange impact	408	38	6	22	28	502
Balance as of December 31, 2019	$1,991	$468	$324	$157	$176	$3,116
Long-term institutional flows, net(3)	(17)	(5)	(1)	4	(10)	(29)
Exchange-traded fund flows, net	(9)	8	5	—	20	24
Cash fund flows, net	—	—	2	—	—	2
Total flows, net	(26)	3	6	4	10	(3)
Market appreciation (depreciation)	(13)	18	3	3	12	23
Foreign exchange impact	8	3	—	2	(1)	12
Total market/foreign exchange impact	(5)	21	3	5	11	35
Balance as of September 30, 2020	$1,960	$492	$333	$166	$197	$3,148

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® MiniSharesSM Trust, but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.

TABLE 19: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2020	2019	2020	2019
Beginning balance	$3,054	$2,918	$3,116	$2,511
Net asset flows:
Long-term institutional	(8)	(14)	(29)	54
ETF	1	12	24	10
Cash fund	(58)	15	2	42
Total flows, net	(65)	13	(3)	106
Market appreciation (depreciation)	135	40	23	349
Foreign exchange impact	24	(18)	12	(13)
Total market/foreign exchange impact	159	22	35	336
Ending balance	$3,148	$2,953	$3,148	$2,953
Expenses
Total expenses for Investment Management decreased 4% and 5% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to savings from resource discipline initiatives and process re-engineering benefits.
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

TABLE 20: AVERAGE STATEMENT OF CONDITION(1)
	Nine Months Ended September 30,
(In millions)	2020	2019
Assets:
Interest-bearing deposits with banks	$75,517	$47,562
Securities purchased under resale agreements	3,114	2,634
Trading account assets	897	880
U.S. Treasury and federal agencies:
Direct obligations	14,148	14,327
Mortgage-and asset-backed securities	45,380	41,845
State and political subdivisions	1,738	1,887
Other investments:
Asset-backed securities	10,669	9,445
Collateralized mortgage-backed securities and obligations	695	923
Other debt investments and equity securities	26,074	22,190
Investment securities held to maturity purchased under money market liquidity facility	9,516	—
Total investment securities	108,220	90,617
Loans	27,266	23,605
Other interest-earning assets	10,729	14,790
Average total interest-earning assets	225,743	180,088
Cash and due from banks	3,663	3,401
Other non-interest-earning assets	37,336	37,975
Average total assets	$266,742	$221,464
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$85,592	$66,077
Non-U.S.	66,953	60,817
Total interest-bearing deposits(2)	152,545	126,894
Securities sold under repurchase agreements	2,687	1,754
Short-term borrowings under money market liquidity facility	9,550	—
Other short-term borrowings	2,582	1,664
Long-term debt	14,553	11,201
Other interest-bearing liabilities	3,217	4,101
Average total interest-bearing liabilities	185,134	145,614
Non-interest-bearing deposits(2)	36,276	29,493
Other non-interest-bearing liabilities	20,591	21,353
Preferred shareholders’ equity	2,601	3,690
Common shareholders’ equity	22,140	21,314
Average total liabilities and shareholders’ equity	$266,742	$221,464

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $188.82 billion in the nine months ended September 30, 2020 compared to $156.39 billion in the same period in 2019.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 21: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2020	December 31, 2019
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,293	$3,487
Mortgage-backed securities	18,211	17,838
Total U.S. Treasury and federal agencies	25,504	21,325
Asset-backed securities:
Student loans(1)	357	531
Credit cards	90	89
Collateralized loan obligations	2,538	1,820
Total asset-backed securities	2,985	2,440
Non-U.S. debt securities:
Mortgage-backed securities	1,863	1,980
Asset-backed securities	2,031	2,179
Government securities	12,849	12,373
Other	11,310	8,658
Total non-U.S. debt securities	28,053	25,190
State and political subdivisions	1,694	1,783
Collateralized mortgage obligations	84	104
Other U.S. debt securities	3,460	2,973
Total available-for-sale	$61,780	$53,815

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$6,668	$10,311
Mortgage-backed securities	33,096	26,297
Total U.S. Treasury and federal agencies	39,764	36,608
Asset-backed securities:
Student loans(1)	4,323	3,783
Total asset-backed securities	4,323	3,783
Non-U.S. debt securities:
Mortgage-backed securities	321	366
Government securities	419	328
Total non-U.S. debt securities	740	694
Collateralized mortgage obligations	569	697
Total	45,396	41,782
Held-to-maturity under money market mutual fund liquidity facility(3)	4,825	—
Total held-to-maturity	$50,221	$41,782

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
Average duration of our investment securities portfolio was 2.9 years and 2.7 years as of September 30, 2020 and December 31, 2019, respectively. The increase in securities duration is primarily driven by continued growth in the investment portfolio and the maturity of the short-dated MMLF securities. Excluding HTM securities purchased under the MMLF program, the average duration of our investment securities portfolio was 3.0 years and 2.7 years as of September 30, 2020 and December 31, 2019, respectively.
As presented in the table below, approximately 91% and 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of September 30, 2020 and December 31, 2019, respectively, excluding the securities purchased under the MMLF program. The Federal Reserve has taken on the credit risk of the assets purchased under the MMLF program, including municipal securities. The securities purchased under the MMLF program were primarily short-duration securities.

TABLE 22: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	September 30, 2020	December 31, 2019
AAA(1)	78%	77%
AA	13	13
A	4	5
BBB	5	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of September 30, 2020 and December 31, 2019, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 23: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2020	December 31, 2019
U.S. Agency Mortgage-backed securities	39%	41%
Foreign sovereign	19	19
U.S. Treasuries	12	14
Asset-backed securities	10	11
Other credit(1)	20	15
	100%	100%

(1) Includes the securities purchased under the MMLF program.
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-U.S. Debt Securities
Approximately 26% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2020 and December 31, 2019, respectively.

TABLE 24: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2020	December 31, 2019
Available-for-sale:
Canada	$3,280	$2,611
European(2)	2,980	2,101
France	2,559	2,223
Australia	2,535	2,409
Germany	2,014	1,944
Spain	1,670	1,531
Belgium	1,600	977
Austria	1,482	1,398
Netherlands	1,437	1,524
United Kingdom	1,282	1,608
Ireland	1,190	1,235
Finland	1,153	846
Italy	1,018	1,113
Asian(2)	985	581
Japan	560	1,363
Hong Kong	305	617
Sweden	239	156
Luxembourg	93	124
Brazil	67	93
Norway	56	51
Other(3)	1,548	685
Total	$28,053	$25,190
Held-to-maturity:
Singapore	$302	$214
Germany	117	112
United Kingdom	104	126
Australia	90	109
Spain	84	85
Other	43	48
Total	$740	$694

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) Consists entirely of supranational bonds.
(3) Included approximately $1,490 million and $618 million as of September 30, 2020 and December 31, 2019, respectively, related to supranational and non-U.S. agency bonds.
Approximately 79% and 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, approximately 21% and 27%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2020, our non-U.S. debt securities had an average market-to-book ratio of 101.3%, and an aggregate pre-tax net unrealized gain of $376 million, composed of gross unrealized gains of $399 million and gross unrealized losses of $23 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $319 million, composed of gross unrealized gains of $336 million and gross unrealized losses of $17 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized gain of $57 million, composed of gross unrealized gains of $63 million and gross unrealized losses of $6 million, associated with non-U.S. HTM debt securities.
As of September 30, 2020, the securities listed under “Canada” were composed of Canadian government, corporate bonds and non-U.S. agency securities and municipals. The securities listed under “France” were composed of sovereign bonds, non-U.S. agency securities, ABS, corporate debt and covered bonds. Additionally, the underlying collateral for non-U.S. MBS and ABS primarily included French, Australian, German, U.K., Dutch and Italian mortgages.
Municipal Obligations
We carried approximately $1.7 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2020, as shown in Table 21: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2020, we also provided approximately $9.9 billion of credit and liquidity facilities to municipal issuers.

TABLE 25: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities(2)	Credit and Liquidity Facilities(3)	Total	% of Total Municipal Exposure
September 30, 2020
State of Issuer:
Texas	$272	$2,314	$2,586	22%
California	137	2,065	2,202	19
New York	299	1,773	2,072	18
Massachusetts	415	1,036	1,451	12
Total	$1,123	$7,188	$8,311

December 31, 2019
State of Issuer:
Texas	$275	$2,345	$2,620	23%
California	111	2,114	2,225	20
New York	283	1,531	1,814	16
Massachusetts	442	809	1,251	11
Total	$1,111	$6,799	$7,910

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.69 billion and $11.32 billion across our businesses as of September 30, 2020 and December 31, 2019, respectively.
(2) Includes approximately $0.11 billion of municipal HTM MMLF securities.
(3) Includes municipal loans which are also presented within Table 26: U.S. and Non-U.S. Loans.
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our aggregate municipal securities exposure presented in Table 25: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 84% of the obligors rated “AAA” or “AA”, or equivalent, as of September 30, 2020. Additionally, as of September 30, 2020, approximately 24% and 76% of our aggregate municipal securities exposure was associated with general obligation bonds and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 26: U.S. AND NON- U.S. LOANS
(In millions)	As of September 30, 2020	As of December 31, 2019
Domestic(1):
Commercial and financial:
Fund Finance (2)	$10,012	$10,270
Leveraged loans	3,038	3,342
Overdrafts	2,223	1,739
Other(3)	2,735	3,411
Commercial real estate	1,944	1,766
Total domestic	19,952	20,528
Foreign(1):
Commercial and financial:
Fund Finance(2)	4,262	3,145
Leveraged loans	1,222	1,119
Overdrafts	1,570	1,517
Other(3)	29	—
Total foreign	7,083	5,781
Total loans	27,035	26,309
Allowance for loan losses	(134)	(74)
Loans, net of allowance	$26,901	$26,235

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $5,345 million loans to real money funds, $7,654 million private equity capital call finance loans and $860 million loans to business development companies as of September 30, 2020, compared to $6,040 million loans to real money funds, $6,076 million private equity capital call finance loans and $932 million loans to business development companies as of December 31, 2019.
(3) Includes $1,859 million securities finance loans, $850 million loans to municipalities and $55 million other loans as of September 30, 2020 and $2,537 million securities finance loans, $848 million loans to municipalities and $26 million other loans as of December 31, 2019.
The increase in loans in the commercial and financial segment as of September 30, 2020 compared to December 31, 2019 was primarily driven by higher levels of client overdrafts and fund finance loans, partially offset by a decrease in securities finance loans.
As of September 30, 2020 and December 31, 2019, our leveraged loans, totaled approximately $4.26 billion and $4.46 billion, respectively. We continued selective de-risking actions in the leveraged loan portfolio, selling $55 million and $271 million leveraged loans in the three and nine months ended September 30, 2020, respectively, of which $10 million remained unsettled and was held for sale as of September 30, 2020. We recorded losses on the sale of these loans of $11 million and $29 million in the three and nine months ended September 30, 2020, respectively. In addition, we had binding unfunded commitments as of September 30, 2020 and December 31, 2019 of $53 million and $176 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 84% and 86% of the loans rated “BB” or “B” as of September 30, 2020 and December 31, 2019, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both September 30, 2020 and December 31, 2019.
Allowance for Credit Losses

TABLE 27: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2020	2019(1)
Allowance for credit losses:
Beginning balance(1)	$93	$83
Provision for credit losses (funded commitments)(2)	89	7
Provision for credit losses (unfunded commitments)(3)	(4)	—
Provision for credit losses (held-to-maturity securities and all other)	3	—
Charge-offs(4)	(33)	(2)
FX translation	5	(2)
Ending balance	$153	$86

(1) Beginning 2020, the balance will not tie to the December 31, 2019 ending balance due to the adoption of ASU 2016-13. Please refer to Note 1 to the consolidated financial statements in this Form 10-Q for additional information.
(2) The provision for credit losses is primarily related to commercial and financial loans.
(3) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was recorded within other expenses in the consolidated statement of income. Upon adoption of ASU 2016-13 in the first quarter of 2020, the provision for all assets within scope is recorded within the provision for credit losses in the consolidated statement of income.
(4) The charge-offs are related to commercial and financial loans.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As discussed above, we adopted ASU 2016-13 in January 2020. For additional information on this new standard, refer to Note 1 to the consolidated financial statements in this Form 10-Q.
The provision for credit losses related to loans and financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was nil in the three months ended September 30, 2020 and $88 million in the nine months ended September 30, 2020, based on the CECL methodology, compared to $2 million and $7 million in the same periods in 2019, respectively (which were under the previous incurred loss model). Additional information is provided in Note 4 to the consolidated financial statements in this Form 10-Q. For additional information on the previous loss model, please refer to Note 4 of the 2019 Form 10-K.
As of September 30, 2020, approximately $106 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $61 million as of September 30, 2019, reflecting changes in reserving standards and economic outlook, as well as negative credit migration. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of quarter-end. The remaining $47 million and $10 million as of September 30, 2020 and 2019, respectively, was related to off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity.
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
The cross-border outstandings presented in Table 28: Cross-border outstandings, represented approximately 28% of our consolidated total assets as of both September 30, 2020 and December 31, 2019.

TABLE 28: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2020
Germany	$21,992	$606	$22,598
United Kingdom	16,434	1,849	18,283
Japan	7,151	683	7,834
Australia	5,348	857	6,205
Luxembourg	5,030	1,091	6,121
Canada	4,904	1,191	6,095
Ireland	1,789	2,186	3,975
France	3,338	598	3,936
December 31, 2019
Germany	$20,968	$217	$21,185
United Kingdom	13,764	1,468	15,232
Japan	11,121	555	11,676
Luxembourg	3,399	668	4,067
Canada	2,955	783	3,738
Australia	3,100	597	3,697
France	2,813	240	3,053
Ireland	1,988	641	2,629
Switzerland	1,724	589	2,313

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2020, aggregate cross-border outstandings in Switzerland and Belgium amounted to between 0.75% and 1% of our consolidated assets, at approximately $2.71 billion and $2.20 billion, respectively. As of December 31, 2019, aggregate cross-border outstandings in the Netherlands amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.89 billion.
Risk Management
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:
•credit and counterparty risk;
•liquidity risk, funding and management;
•operational risk;
•information technology risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, fiduciary and business conduct risk.
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 18 to 47 included under Item 1A, Risk Factors, in our 2019 Form 10-K, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The economic forecast utilized in the third quarter of 2020 reflects slightly improving economic forecasts and limited negative credit migration. However, the economic forecast remains highly uncertain, particularly since future economic activity remains dependent on the impact of the COVID-19 pandemic. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2020, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change. Additional information about the allowance for credit losses is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2020, the Parent Company and State Street Bank had approximately $1.51 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported in our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), securities of selected non-U.S. Governments and supranational organizations as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. As a banking organization, we are subject to a minimum LCR of 100% under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended September 30, 2020 and December 31, 2019, daily average LCR for the Parent Company was 109% and 110%, respectively. The average HQLA for the Parent Company under the LCR final rule was $130.95 billion and $100.23 billion, post-prescribed haircuts, for the quarters ended September 30, 2020 and December 31, 2019, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $68.46 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended September 30, 2020, compared to $41.56 billion for the quarter ended December 31, 2019. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB and other non-U.S. central banks. State Street Bank is a member of the FHLB. This
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of September 30, 2020, we had approximately $5 billion of outstanding borrowings from the FHLB. As of December 31, 2019, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2020 and December 31, 2019, we had no outstanding primary credit borrowings from the FRBB discount window.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $80.77 billion for the quarter ended September 30, 2020 compared to $76.94 billion for the quarter ended December 31, 2019.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $33.74 billion and $29.70 billion and standby letters of credit totaling $3.24 billion and $3.32 billion as of September 30, 2020 and December 31, 2019, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2020, approximately 73% of our unfunded commitments to extend credit and 17% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being fully drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2020 and December 31, 2019, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $2.43 billion and $1.10 billion as of
September 30, 2020 and December 31, 2019, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.05 billion, as of September 30, 2020, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both September 30, 2020 and December 31, 2019, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include:
•diverse and stable core earnings;
•relative market position;
•strong risk management;
•strong capital ratios;
•diverse liquidity sources, including the global capital markets and client deposits;
•strong liquidity monitoring procedures; and
•preparedness for current or future regulatory developments.
High ratings limit borrowing costs and enhance our liquidity by:
•providing assurance for unsecured funding and depositors;
•increasing the potential market for our debt and improving our ability to offer products;
•serving markets; and
•engaging in transactions in which clients value high credit ratings.
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
As part of our trading activities, we assume positions in the FX and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including FX forward contracts, FX and interest-rate options and interest rate swaps, interest rate forward contracts, and interest rate futures. As of September 30, 2020, the notional amount of these derivative contracts was $2.79 trillion, of which $2.78 trillion was composed of FX forward, swap and spot contracts. We seek to match positions closely with the objective of tightly controlling related currency and interest rate risk. All FX contracts are valued daily at current market rates.

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
We had no back-testing exceptions in the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019. A covered position is generally defined by U.S. banking regulators as an on-or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.
Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the trading activities are not perfectly correlated.
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2020	As of June 30, 2020	As of September 30, 2019
	September 30, 2020			June 30, 2020			September 30, 2019
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$14,270	$31,389	$6,589	$10,072	$19,152	$5,618	$10,404	$24,389	$5,239	$13,964	$8,534	$24,389
Global Treasury	3,206	7,933	350	3,856	8,043	423	489	1,221	146	1,969	4,040	287
Diversification	(2,758)	(7,914)	(342)	(2,673)	(5,294)	(307)	(455)	(1,249)	(157)	(1,618)	(2,293)	(315)
Total VaR	$14,718	$31,408	$6,597	$11,255	$21,901	$5,734	$10,438	$24,361	$5,228	$14,315	$10,281	$24,361

TABLE 30: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2020	As of June 30, 2020	As of September 30, 2019
	September 30, 2020			June 30, 2020			September 30, 2019
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	Stressed VaR	Stressed VaR	Stressed VaR
Global Markets	$32,974	$84,755	$17,472	$29,533	$59,530	$17,545	$34,422	$54,867	$17,511	$39,714	$30,684	$42,724
Global Treasury	9,075	23,153	1,725	8,987	16,010	1,713	5,117	10,421	1,519	5,594	9,755	3,291
Diversification	(7,773)	(23,190)	(1,591)	(7,766)	(12,256)	1,951	(5,106)	(11,198)	(1,009)	(4,861)	(12,779)	(3,227)
Total VaR	$34,276	$84,718	$17,606	$30,754	$63,284	$21,209	$34,433	$54,090	$18,021	$40,447	$27,660	$42,788
The three month average of our stressed VaR-based measure was approximately $34 million for the quarter ended September 30, 2020 compared to an average of approximately $31 million for the quarter ended June 30, 2020 and $34 million for the quarter ended September 30, 2019. The increase in the average stressed VaR compared to the quarter ended June 30, 2020 is primarily attributed to higher foreign exchange and interest rate risk positions.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low, both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures. The following tables present the VaR and stressed-VaR associated with our trading activities attributable to FX risk, interest rate risk and volatility risk as of September 30, 2020, June 30, 2020 and September 30, 2019. Diversification effect in the table below represents the difference between total VaR and the sum of the VaRs for each risk category. This effect arises because the risk categories are not perfectly correlated.

TABLE 31: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2020			As of June 30, 2020			As of September 30, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,260	$13,634	$771	$6,243	$8,706	$239	$9,178	$20,808	$303
Global Treasury	16	2,078	—	16	4,244	—	14	284	—
Diversification	(15)	(1,804)	—	(15)	(2,249)	—	(27)	(396)	—
Total VaR	$3,261	$13,908	$771	$6,244	$10,701	$239	$9,165	$20,696	$303

TABLE 32: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR FOR COVERED POSITIONS(1)
	As of September 30, 2020			As of June 30, 2020			As of September 30, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,098	$44,418	$868	$16,712	$32,549	$285	$25,735	$49,042	$372
Global Treasury	34	5,679	—	34	9,484	—	26	3,425	—
Diversification	(34)	(6,468)	—	(56)	(9,946)	—	(30)	(5,208)	—
Total VaR	$8,098	$43,629	$868	$16,690	$32,087	$285	$25,731	$47,259	$372

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Table 33, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2020 and September 30, 2019. Our September 30, 2020 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

TABLE 33: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2020		September 30, 2019
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	0.69%	2.00%	1.66%
12-month forward rates	0.25	0.77	1.25	1.61
In Table 34: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our modeling approach in both the September 30, 2020 and September 30, 2019 reporting periods was to keep our balance sheet consistent with our baseline outlook in both higher and lower rate scenarios. In prior reporting periods this year, we deviated from that approach for our +100 bps shock scenarios in light of the changing interest rate environment and fluctuating deposit balances. In the March 31, 2020 and June 30, 2020 reporting periods, client deposits were modeled to return to average balance levels experienced in the fourth quarter of 2019 with a corresponding reduction in cash and cash equivalents held with central banks. Given deposit stabilization in the third quarter of 2020, we no longer believe this deposit reduction is appropriate. Additionally, given the current low interest rate environment, our -100 bps shock scenarios are impacted by assumed floors as interest rates reach zero for certain currencies including the U.S. dollar scenarios.

TABLE 34: NET INTEREST INCOME SENSITIVITY
	September 30, 2020			September 30, 2019
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$426	$134	$560	$86	$171	$257
–100 bps shock	(67)	149	82	(227)	58	(169)
Steeper yield curve:
+100 bps shift in long-end rates	170	5	175	151	6	157
-100 bps shift in short-end rates	33	163	196	(67)	61	(6)
Flatter yield curve:
+100 bps shift in short-end rates	248	145	393	(52)	165	113
-100 bps shift in long-end rates	(111)	(4)	(115)	(146)	(5)	(151)
As of September 30, 2020, NII is expected to benefit from both parallel increases and decreases in interest rates. Compared to September 30, 2019, our NII is more sensitive to parallel rate increases primarily driven by higher levels of deposits and assumptions for lower deposit betas. Our positioning to parallel rate decreases has shifted to benefit NII predominantly driven by either contractual or assumed floors as interest rates in several currencies approach zero, which prevents the full extent of the rate shock to be realized.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
U.S. dollar NII as of September 30, 2020 remains positioned to benefit from a parallel rise in interest rates and to decline under a parallel decrease in interest rates. Compared to September 30, 2019, our U.S. dollar NII benefit to higher rates has increased primarily due to higher levels of deposits and assumptions for lower deposit betas. Compared to September 30, 2019, our U.S. dollar NII sensitivity to lower rates has improved mainly driven by either contractual or assumed floors as U.S. interest rates approach zero as well as lower long-end rates which includes the effect of decreasing paydowns of investment securities.
NII is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to September 30, 2019, our non-U.S. benefit to higher rates has decreased while the benefit to lower rates has increased. The decreased benefit to higher rates is driven by higher volumes of fixed rate securities in our non-U.S. investment portfolio. The increased benefit to lower rates is mainly driven by the impact of contractual floors on our EUR denominated loan and securities portfolio compared to the deposits that are repricing the negative rates.
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

TABLE 35: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of September 30,
(In millions)	2020	2019
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,369)	$(1,726)
–200 bps shock	1,236	1,093
As of September 30, 2020, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to September 30, 2019, the change in the up 200 bps instantaneous shock scenario was primarily driven by the benefit from increased liability duration from deposit modeling updates and hedging activity, partially offset by increased duration in our securities portfolio. The down 200 bps instantaneous shock results are impacted by assumed floors as interest rates in several currencies approach zero, which prevents the full extent of the rate shock to be realized.
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
In August 2020, the Federal Reserve confirmed that our SCB will be 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021, resulting in no change to our capital requirements. Due to the economic challenges created by the COVID-19 pandemic, we and other participating
CCAR banks are required to resubmit our capital plans by November 2, 2020 under updated scenarios provided by the Federal Reserve. Results from the new stress test are expected by the end of the year, however, it is unclear whether or not the results will impact our calculated SCB. In line with the decision to administer a new stress test, the Federal Reserve has continued its suspension of the ability of all CCAR banking organizations to distribute capital beyond common dividends (at their current levels) through the fourth quarter of 2020.
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

TABLE 36: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2020	Basel III Standardized Approach September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches September 30, 2020	Basel III Standardized Approach September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,696	$10,696	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,128	23,128	21,918	21,918	13,404	13,404	13,218	13,218
Accumulated other comprehensive income (loss)			(111)	(111)	(870)	(870)	109	109	(654)	(654)
Treasury stock, at cost			(10,626)	(10,626)	(10,209)	(10,209)	—	—	—	—
Total			23,087	23,087	21,475	21,475	26,406	26,406	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,992)	(8,992)	(9,112)	(9,112)	(8,721)	(8,721)	(8,839)	(8,839)
Other adjustments(1)			(270)	(270)	(150)	(150)	(107)	(107)	(1)	(1)
Common equity tier 1 capital			13,825	13,825	12,213	12,213	17,578	17,578	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			16,296	16,296	15,175	15,175	17,578	17,578	16,617	16,617
Qualifying subordinated long-term debt			964	964	1,095	1,095	969	969	1,099	1,099
Allowance for credit losses			30	153	5	90	39	153	3	90
Total capital			$17,290	$17,413	$16,275	$16,360	$18,586	$18,700	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$62,199	$109,296	$54,763	$102,367	$57,723	$105,406	$51,610	$98,979
Operational risk(3)			44,050	NA	47,963	NA	43,563	NA	44,138	NA
Market risk			1,863	1,863	1,638	1,638	1,863	1,863	1,638	1,638
Total risk-weighted assets			$108,112	$111,159	$104,364	$104,005	$103,149	$107,269	$97,386	$100,617
Adjusted quarterly average assets			$247,762	$247,762	$219,624	$219,624	$244,434	$244,434	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge
Common equity tier 1 capital	8.0%	8.5%	12.8%	12.4%	11.7%	11.7%	17.0%	16.4%	17.1%	16.5%
Tier 1 capital	9.5	10.0	15.1	14.7	14.5	14.6	17.0	16.4	17.1	16.5
Total capital	11.5	12.0	16.0	15.7	15.6	15.7	18.0	17.4	18.2	17.7

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
NA Not applicable
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital increased $1.61 billion as of September 30, 2020 compared to December 31, 2019, primarily driven by capital retained due to limitations on capital distributions. As a result of the COVID-19 pandemic, we had no repurchases of our common stock in the third quarter of 2020 under current Federal Reserve requirements. We maintained our per share common dividend at $0.52 per share during the third quarter of 2020. Additionally, our continued capital optimization efforts resulted in lower preferred stock dividends in the third quarter of 2020 compared to the same period in 2019.
Our tier 1 capital increased $1.12 billion as of September 30, 2020 compared to December 31, 2019, due to the aforementioned increase in our CET1 capital, which was partially offset by the redemption of all outstanding Series C non-cumulative perpetual preferred stock as of March 15, 2020 at redemption price of $0.50 billion. Total capital increased under the advanced approaches and standardized approach by $1.02 billion and $1.05 billion, respectively, primarily due to the changes in our tier 1 and tier 2 capital. As described above, no share repurchases were executed in the third quarter of 2020 and none will be executed in the fourth quarter of 2020.
The table below presents a roll-forward of CET1 capital, tier 1 capital and total capital for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

TABLE 37: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2020	Basel III Standardized Approach September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,213	$12,213	$11,580	$11,580
Net income	1,883	1,883	2,242	2,242
Changes in treasury stock, at cost	(417)	(417)	(1,494)	(1,494)
Dividends declared	(663)	(663)	(939)	(939)
Goodwill and other intangible assets, net of associated deferred tax liabilities	120	120	238	238
Effect of certain items in accumulated other comprehensive income (loss)	759	759	462	462
Other adjustments	(70)	(70)	124	124
Changes in common equity tier 1 capital	1,612	1,612	633	633
Common equity tier 1 capital balance, end of period	13,825	13,825	12,213	12,213
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,175	15,175	15,270	15,270
Change in common equity tier 1 capital	1,612	1,612	633	633
Net issuance (redemption) of preferred stock	(491)	(491)	(728)	(728)
Other adjustments	—	—	—	—
Changes in tier 1 capital	1,121	1,121	(95)	(95)
Tier 1 capital balance, end of period	16,296	16,296	15,175	15,175
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,100	1,185	792	861
Net issuance and changes in long-term debt qualifying as tier 2	(131)	(131)	317	317
Changes in allowance for credit losses(1)	25	63	(9)	7
Change in other adjustments	—	—	—	—
Changes in tier 2 capital	(106)	(68)	308	324
Tier 2 capital balance, end of period	994	1,117	1,100	1,185
Total capital:
Total capital balance, beginning of period	16,275	16,360	16,062	16,131
Changes in tier 1 capital	1,121	1,121	(95)	(95)
Changes in tier 2 capital	(106)	(68)	308	324
Total capital balance, end of period	$17,290	$17,413	$16,275	$16,360

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-Q for additional information.
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

TABLE 38: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach September 30, 2020	Basel III Standardized Approach December 31, 2019
Total risk-weighted assets, beginning of period(1)	$104,364	$95,315	$104,005	$98,820
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	2,846	3,470	1,915	3,882
Net increase (decrease) in loans	2,285	2,586	2,614	809
Net increase (decrease) in securitization exposures	58	(140)	58	(140)
Net increase (decrease) in repo-style transaction exposures	809	(45)	(600)	365
Net increase (decrease) in Over-the-counter derivatives exposures	(535)	26	1,423	(1,124)
Net increase (decrease) in all other(2)(3)	1,973	1,128	1,519	1,272
Net increase (decrease) in credit risk-weighted assets	7,436	7,025	6,929	5,064
Net increase (decrease) in market risk-weighted assets	225	121	225	121
Net increase (decrease) in operational risk-weighted assets	(3,913)	1,903	N/A	N/A
Total risk-weighted assets, end of period	$108,112	$104,364	$111,159	$104,005

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
As of September 30, 2020, total advanced approaches RWA increased $3.75 billion compared to December 31, 2019, mainly due to an increase in credit risk RWA, partially offset by a decrease in operational risk RWA. The increase in credit risk RWA was primarily due to an increase in wholesale investment securities RWA, loans RWA and all other RWA, partially offset by a decrease in OTC derivatives RWA. The decrease in operational risk RWA was driven by a decline in the frequency of conduct and compliance loss events.
As of September 30, 2020, total standardized approach RWA increased $7.15 billion compared to December 31, 2019, mainly due to an increase in credit risk RWA. The increase in credit risk RWA was primarily due to an increase in loans RWA, wholesale investment securities RWA, all other RWA and OTC derivatives RWA, partially offset by a decrease in repo-style transactions RWA.
The regulatory capital ratios as of September 30, 2020, presented in Table 36: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2020, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWA and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined units of measure (UOM), and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations.
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
Effective April 1, 2020, the Federal Reserve and the other U.S. federal banking agencies adopted a final rule as part of the EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended September 30, 2020, we have excluded $69.8 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.

TABLE 39: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2020	December 31, 2019
State Street Corporation:
Tier 1 capital	$16,296	$15,175
Average assets	272,075	228,886
Less: adjustments for deductions from tier 1 capital	(24,313)	(9,262)
Adjusted average assets	247,762	219,624
Off-balance sheet exposures(1)	(50,038)	28,238
Total assets for SLR	$197,724	$247,862
Tier 1 leverage ratio(2)	6.6%	6.9%
Supplementary leverage ratio	8.2	6.1

State Street Bank:
Tier 1 capital	$17,578	$16,617
Average assets	264,383	225,234
Less: adjustments for deductions from tier 1 capital	(19,949)	(8,837)
Adjusted average assets	244,434	216,397
Off-balance sheet exposures(1)	(35,900)	28,266
Total assets for SLR	$208,534	$244,663
Tier 1 leverage ratio(2)	7.2%	7.7%
Supplementary leverage ratio	8.4	6.8

(1) Includes regulatory relief granted under EGRRCPA and the interim final rule.
(2) Tier 1 leverage ratios were calculated in conformity with the Basel III rule.
Total Loss-Absorbing Capacity
In 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, that is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold (1) combined eligible tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable counter- cyclical buffer, which is currently 0%) and 9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule; and (2) qualifying external LTD equal to the greater of 7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%) and 4.5% of total leverage exposure, as defined by the SLR final rule. As of April 1, 2020, the TLAC and LTD requirements calibrated to SLR reflect the deduction of certain central bank balances as prescribed by the regulatory relief implemented under the EGRRCPA.
The following table presents our external LTD and external TLAC as of September 30, 2020.

TABLE 40: TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2020
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$28,528	25.7%	$23,899	21.5%
Supplementary leverage exposure	28,528	14.4	18,784	9.5
Long term debt:
Risk-weighted assets	12,232	11.0	7,781	7.0
Supplementary leverage exposure	12,232	6.2	8,898	4.5
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
On March 4, 2020, the Agencies issued the SCB final rule that will replace, under the Standardized Approach, the current capital conservation buffer (2.5%) with a SCB calculated as the difference
State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement, which became effective October 1, 2020, can be no less than 2.5% of RWA.
The Federal Reserve and other U.S. Agencies issued interim final rules effective in March 2020 and later finalized on a permanent basis on August 26, 2020, which revised the definition of eligible retained income for all U.S. banking organizations. The revised definition of eligible retained income makes any automatic limitations on capital distributions, where a banking organization's regulatory ratios were to decline below the respective minimum requirements, take effect on a more gradual basis.
Following the launch of the MMLF program, which we participate in, the Federal Reserve issued an interim final rule on March 19, 2020 (followed by a final rule on September 29, 2020), allowing Bank Holding Companies (BHCs) to exclude assets purchased with the MMLF program from their RWA, total leverage exposure and average total consolidated assets. For the quarter ended September 30, 2020, we deducted $7.5 billion of MMLF program average HTM securities.
On March 27, 2020, the Basel Committee on Banking Supervision (BCBS) announced the deferral of the implementation of the revisions to the Basel III framework to January 1, 2023. As of now, the U.S. Agencies have not formally proposed the implementation of the BCBS revisions.
Effective April 1, 2020, the Federal Reserve and the other U.S. Agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended September 30, 2020, we were permitted to deduct $69.8 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
In addition to the regulatory relief granted to custodial banks under the EGRRCPA, an SLR interim final rule released on April 1, 2020 allows all BHCs to deduct their deposits at Federal Reserve Banks and their investments in U.S. Treasuries from their total leverage exposure on a temporary basis, from the second quarter of 2020 through the first quarter of
2021. The temporary deduction of our investment in U.S. Treasuries is incremental to the existing central bank placement deduction granted to custodian banks under EGRRCPA. For the quarter ended September 30, 2020, we were permitted to deduct $14.1 billion invested in U.S. Treasuries from our total leverage exposure.
On May 15, 2020, the U.S. Agencies released an interim final rule that permits insured depository institution subsidiaries of BHCs also to elect to temporarily exclude deposits at Federal Reserve Banks and investments in U.S. Treasuries from their total leverage exposure, subject to certain conditions. State Street Bank has elected not to apply such exclusions as of September 30, 2020.
On June 25, 2020, we were notified by the Federal Reserve of the results from this year's DFAST stress test, including our preliminary SCB of 2.5%. Additionally, included in this notification and in light of the considerable economic uncertainty created by the COVID-19 pandemic, all participating CCAR banking organizations will be required to resubmit their capital plans by November 2, 2020, based on updated scenarios provided by the Federal Reserve on September 17, 2020.
In line with the decision to administer a new stress test, the Federal Reserve is limiting the ability of all CCAR banking organizations to make capital distributions in the third and fourth quarters of 2020, although banking organizations are permitted to pay common stock dividends at previous levels and is further limited by a formula based on recent income. As a result, CCAR banking organizations, including us, were not permitted to return capital to shareholders in the form of common share repurchases during the third quarter of 2020, and will not be permitted to return capital to shareholders in the form of common share repurchases in the fourth quarter of 2020, unless otherwise approved by the Federal Reserve. As of now, our capital distributions in the first quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB.
On August 10, 2020, the Federal Reserve confirmed that our SCB will be 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021, resulting in no change to our capital requirements. Results from the new stress test are expected by the end of the year, however, it is unclear whether or not the results will impact our calculated SCB.
For additional information about our capital, refer to pages 106-113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Form 10-K.
State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2020:

TABLE 41: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	750,000	750	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.84738% effective September 15, 2020	Quarterly: March, June, September and December	742	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 42: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C(1)	$—	$—	$—	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E(2)	—	—	—	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$38			$55

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C(1)	$1,313	$0.33	$6	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E(2)	—	—	—	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$114			$160

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
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In October 2020, we declared dividends in our Series D, F, G and H preferred stock of $1,475, $973, $1,338, and $2,813, respectively, per share, or approximately $0.37, $9.73, $0.33 and $28.13, respectively, per depositary share. These dividends total approximately $11 million, $7 million, $7 million and $14 million on our Series D, F, G and H preferred stock, respectively, which will be paid in December 2020.
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the CCAR 2019 submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases to bolster capital in response to the COVID-19 pandemic. On June 25, 2020, the Federal Reserve imposed limitations on capital distributions for all large banks, including the suspension of common share repurchases through the third quarter of 2020. As a result, we had no repurchases of our common stock in either the second or third quarters of 2020 under our common stock purchase program. On September 30, 2020, the Federal Reserve extended the suspension of common share repurchases through the fourth quarter of 2020.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in each of the first and second quarters of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program during the periods indicated:

TABLE 43: SHARES REPURCHASED
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	9.4	$53.15	$500	9.4	$53.15	$500
2018 Program	—	—	—	8.8	67.97	600
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 44: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$184	$0.52	$189

	Nine Months Ended September 30,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.56	$550	$1.46	$541
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
State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $379.05 billion and $367.90 billion as of September 30, 2020 and December 31, 2019, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $398.08 billion and $385.43 billion as collateral for indemnified securities on loan as of September 30, 2020 and December 31, 2019, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $398.08 billion and $385.43 billion, referenced above, $49.50 billion and $45.66 billion was invested in indemnified repurchase agreements as of September 30, 2020 and December 31, 2019, respectively. We or our agents held $53.05 billion and $48.89 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2020 and December 31, 2019, respectively.
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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2020, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2020, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Fee revenue:
Servicing fees	$1,301	$1,272	$3,860	$3,775
Management fees	455	445	1,329	1,306
Foreign exchange trading services	294	284	1,097	837
Securities finance	84	116	268	360
Software and processing fees	172	142	529	501
Total fee revenue	2,306	2,259	7,083	6,779
Net interest income:
Interest income	520	1,001	2,062	3,035
Interest expense	42	357	361	1,105
Net interest income	478	644	1,701	1,930
Other income:
Gains from sales of available-for-sale securities, net	—	—	2	—
Other income (loss)	—	—	—	(1)
Total other income	—	—	2	(1)
Total revenue	2,784	2,903	8,786	8,708
Provision for credit losses	—	2	88	7
Expenses:
Compensation and employee benefits	1,062	1,083	3,321	3,396
Information systems and communications	395	376	1,156	1,103
Transaction processing services	234	254	721	741
Occupancy	109	113	327	344
Acquisition and restructuring costs	15	27	38	48
Amortization of other intangible assets	59	59	175	178
Other	229	268	702	817
Total expenses	2,103	2,180	6,440	6,627
Income before income tax expense	681	721	2,258	2,074
Income tax expense	126	138	375	396
Net income	$555	$583	$1,883	$1,678
Net income available to common shareholders	$517	$528	$1,759	$1,517
Earnings per common share:
Basic	$1.47	$1.44	$4.99	$4.07
Diluted	1.45	1.42	4.93	4.03
Average common shares outstanding (in thousands):
Basic	352,586	366,732	352,829	372,766
Diluted	357,168	370,595	356,971	376,361
Cash dividends declared per common share	$.52	$.52	$1.56	$1.46

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2020	2019
Net income	$555	$583
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of ($14) and ($62), respectively	283	(264)
Net unrealized gains on available-for-sale securities, net of reclassification adjustment and net of related taxes of $4 and $53, respectively	2	136
Net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $2 and $3, respectively	4	10
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of zero and zero, respectively(1)	—	1
Net unrealized gains on cash flow hedges, net of related taxes of $8 and $3, respectively	29	7
Net unrealized gains on retirement plans, net of related taxes of zero and zero, respectively	1	(1)
Other comprehensive income	319	(111)
Total comprehensive income	$874	$472

	Nine Months Ended September 30,
(In millions)	2020	2019
Net income	$1,883	$1,678
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of ($20) and ($55), respectively	135	(248)
Net unrealized gains on available-for-sale securities, net of reclassification adjustment and net of related taxes of $171 and $263, respectively	463	665
Net unrealized (losses) gains on available-for-sale securities designated in fair value hedges, net of related taxes of zero and $4, respectively	—	13
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of zero and $1, respectively(1)	—	2
Net unrealized gains on cash flow hedges, net of related taxes of $55 and $12, respectively	152	32
Net unrealized gains (losses) on retirement plans, net of related taxes of $5 and ($5), respectively	15	(9)
Other comprehensive income	765	455
Total comprehensive income	$2,648	$2,133

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326) : Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Non-credit impairment on HTM securities was previously recognized under ASC 320. Please refer to Note 1 for additional information.

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2020	December 31, 2019
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets
Cash and due from banks	$4,848	$3,302
Interest-bearing deposits with banks	75,967	68,965
Securities purchased under resale agreements	4,499	1,487
Trading account assets	840	914
Investment securities available-for-sale	61,780	53,815
Investment securities to held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $1) (fair value of $4,841)	4,824	—
Investment securities held-to-maturity (less allowance for credit losses of $2) (fair value of $46,510 and $42,157)	45,394	41,782
Loans (less allowance for credit losses on loans of $134 and $74)	26,901	26,235
Premises and equipment (net of accumulated depreciation of $4,744 and $4,367)	2,193	2,282
Accrued interest and fees receivable	3,291	3,231
Goodwill	7,607	7,556
Other intangible assets	1,870	2,030
Other assets	32,061	34,011
Total assets	$272,075	$245,610
Liabilities:
Deposits:
Non-interest-bearing	$41,183	$34,031
Interest-bearing - U.S.	85,434	77,504
Interest-bearing - non-U.S.	70,896	70,337
Total deposits	197,513	181,872
Securities sold under repurchase agreements	2,430	1,102
Short-term borrowings under money market liquidity facility	4,819	—
Other short-term borrowings	5,838	839
Accrued expenses and other liabilities	22,064	24,857
Long-term debt	13,853	12,509
Total liabilities	246,517	221,179
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	—	491
Series D, 7,500 shares issued and outstanding	742	742
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized: 503,879,642 and 503,879,642 shares issued, and 352,797,695 and 357,389,416 shares outstanding	504	504
Surplus	10,192	10,132
Retained earnings	23,128	21,918
Accumulated other comprehensive income (loss)	(111)	(876)
Treasury stock, at cost (151,081,947 and 146,490,226 shares)	(10,626)	(10,209)
Total shareholders’ equity	25,558	24,431
Total liabilities and shareholders' equity	$272,075	$245,610

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					508				508
Other comprehensive income (loss)						260			260
Cash dividends declared:
Common stock - $0.47 per share					(177)				(177)
Preferred stock					(55)				(55)
Common stock acquired							4,230	(300)	(300)
Common stock awards exercised				26			(1,002)	45	71
Other				(5)	(2)		(2)	1	(6)
Balance at March 31, 2019	$3,690	503,880	$504	$10,082	$20,911	$(1,180)	127,159	$(8,969)	$25,038
Net income					587				587
Other comprehensive income (loss)						306			306
Cash dividends declared:
Common stock - $0.47 per share					(175)				(175)
Preferred stock					(50)				(50)
Common stock acquired							4,598	(300)	(300)
Common stock awards exercised				27			(452)	20	47
Other					1		2	—	1
Balance at June 30, 2019	$3,690	503,880	$504	$10,109	$21,274	$(874)	131,307	$(9,249)	$25,454
Net income					583				583
Other comprehensive income (loss)						(111)			(111)
Cash dividends declared:
Common stock - $0.52 per share					(189)				(189)
Preferred stock					(55)				(55)
Common stock acquired							9,407	(500)	(500)
Common stock awards exercised				29			(443)	20	49
Other				(21)	(1)		(15)	—	(22)
Balance at September 30, 2019	$3,690	503,880	$504	$10,117	$21,612	$(985)	140,256	$(9,729)	$25,209

Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					634				634
Other comprehensive income (loss)						(44)			(44)
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(44)				(44)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				23			(1,017)	45	68
Other(2)					(1)		(1)		(1)
Balance at March 31, 2020	$2,471	503,880	$504	$10,155	$22,315	$(920)	151,936	$(10,664)	$23,861
Net income					694				694
Other comprehensive income (loss)						490			490
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(32)				(32)
Common stock awards exercised				24			(443)	20	44
Other					—		3	(1)	(1)
Balance at June 30, 2020	$2,471	503,880	$504	$10,179	$22,794	$(430)	151,496	$(10,645)	$24,873
Net income					555				555
Other comprehensive income (loss)						319			319
Cash dividends declared:
Common stock - $0.52 per share					(184)				(184)
Preferred stock					(38)				(38)
Common stock awards exercised				13			(417)	19	32
Other					1		3	—	1
Balance at September 30, 2020	$2,471	503,880	$504	$10,192	$23,128	$(111)	151,082	$(10,626)	$25,558

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
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2020	2019
Operating Activities:
Net income	$1,883	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(35)	15
Amortization of other intangible assets	175	178
Other non-cash adjustments for depreciation, amortization and accretion, net	(793)	796
Losses (gains) related to investment securities, net	(2)	1
Change in trading account assets, net	74	21
Change in accrued interest and fees receivable, net	(60)	(55)
Change in collateral deposits, net	1,369	216
Change in unrealized losses (gains) on foreign exchange derivatives, net	(2,934)	254
Change in other assets, net	(430)	(279)
Change in accrued expenses and other liabilities, net	526	1,471
Other, net	383	341
Net cash provided by operating activities	156	4,637
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	(7,002)	10,716
Net decrease (increase) in securities purchased under resale agreements	(3,012)	1,638
Proceeds from sales of available-for-sale securities	2,245	5,185
Proceeds from maturities of available-for-sale securities	16,257	15,387
Purchases of available-for-sale securities	(30,344)	(30,204)
Purchases of held-to-maturity securities under the MMLF program	(29,242)	—
Proceeds from maturities of held-to-maturity securities under the MMLF program	24,457	—
Proceeds from maturities of held-to-maturity securities	10,863	7,199
Purchases of held-to-maturity securities	(8,994)	(5,036)
Net (increase) in loans	(725)	(1,220)
Business acquisitions, net of cash acquired	—	(54)
Purchases of equity investments and other long-term assets	(1,237)	(611)
Purchases of premises and equipment, net	(424)	(569)
Other, net	1,036	466
Net cash (used in) provided by investing activities	(26,122)	2,897
Financing Activities:
Net (decrease) increase in time deposits	(35,146)	(11,341)
Net increase in all other deposits	50,786	1,868
Net increase in short-term borrowings under money market liquidity facility	4,819	—
Net increase in other short-term borrowings	6,327	4,229
Proceeds from issuance of long-term debt, net of issuance costs	2,497	—
Payments for long-term debt and obligations under finance leases	(24)	(47)
Payments for redemption of preferred stock	(500)	—
Repurchases of common stock	(515)	(1,100)
Repurchases of common stock for employee tax withholding	(66)	(66)
Payments for cash dividends	(666)	(691)
Net cash provided by (used in) financing activities	27,512	(7,148)
Net increase	1,546	386
Cash and due from banks at beginning of period	3,302	3,212
Cash and due from banks at end of period	$4,848	$3,598

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2019 Form 10-K, which we previously filed with the SEC, and in Part II, Item 1A, of this Quarterly Report on Form 10-Q.
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
Recent Accounting Developments
Relevant standards that were adopted in the first nine months of 2020:
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
ASC 326 was adopted using a modified retrospective method of transition for all financial assets measured at amortized cost and off balance sheet commitments, which requires the impact of applying the standard on prior periods to be reflected in opening retained earnings upon adoption. Results for reporting periods beginning after January 1, 2020 are presented under the CECL methodology in ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additional information about the reporting for prior periods can be found in our 2019 Form 10-K filed with the SEC on February 20, 2020. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million primarily arising from:
•An increase of $1 million in the allowance for credit losses related to loans and other financial assets held at amortized cost.
•An increase of $2 million in the allowance for credit losses related to off-balance sheet commitments.
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
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	232	—		232
Other	17	551	—		568
Total trading account assets	57	783	—		840
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	7,293	—	—		7,293
Mortgage-backed securities	—	18,211	—		18,211
Total U.S. Treasury and federal agencies	7,293	18,211	—		25,504
Asset-backed securities:
Student loans	—	357	—		357
Credit cards	—	90	—		90
Collateralized loan obligations	—	—	2,538		2,538
Total asset-backed securities	—	447	2,538		2,985
Non-U.S. debt securities:
Mortgage-backed securities	—	1,863	—		1,863
Asset-backed securities	—	1,113	918		2,031
Government securities	—	12,849	—		12,849
Other(2)	—	11,263	47		11,310
Total non-U.S. debt securities	—	27,088	965		28,053
State and political subdivisions	—	1,694	—		1,694
Collateralized mortgage obligations	—	84	—		84
Other U.S. debt securities	—	3,460	—		3,460
Total available-for-sale investment securities	7,293	50,984	3,503		61,780
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,899	6	$(11,190)	5,715
Interest rate contracts	—	—	—	—	—
Total derivative instruments	—	16,899	6	(11,190)	5,715
Other	—	596	—	—	596
Total assets carried at fair value	$7,350	$69,262	$3,509	$(11,190)	$68,931
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	$7	$15,462	$3	$(11,403)	$4,069
Interest rate contracts	6	47	—	—	53
Other derivative contracts	—	176	—	—	176
Total derivative instruments	13	15,685	3	(11,403)	4,298
Total liabilities carried at fair value	$17	$15,685	$3	$(11,403)	$4,302

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.38 billion and $1.60 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2020, the fair value of other non-U.S. debt securities included $7.25 billion of supranational and non-U.S. agency bonds, $2.01 billion of corporate bonds and $0.45 billion of covered bonds.
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

State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2020 and 2019, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and nine months ended September 30, 2020 and 2019, transfers into level 3 were primarily related to collateralized loan obligations. During the three and nine months ended September 30, 2020, there were no transfers out of level 3. During the three and nine months ended September 30, 2019, transfers out of level 3 were mainly related to certain MBS and non-U.S. debt securities, for which fair value was measured using prices for which observable market information, other than quoted prices included in Level 1, became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2020
	Fair Value as of June 30, 2020	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,869	$—	$14	$663	$(34)	$(24)	$50	$—	$2,538
Total asset-backed securities	1,869	—	14	663	(34)	(24)	50	—	2,538
Non-U.S. debt securities:
Asset-backed securities	876	—	45	—	—	(3)	—	—	918
Other	45	—	2	—	—	—	—	—	47
Total non-U.S. debt securities	921	—	47	—	—	(3)	—	—	965
Total available-for-sale investment securities	2,790	—	61	663	(34)	(27)	50	—	3,503
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(2)	—	9	—	(3)	—	—	6	$(4)
Total derivative instruments	2	(2)	—	9	—	(3)	—	—	6	(4)
Total assets carried at fair value	$2,792	$(2)	$61	$672	$(34)	$(30)	$50	$—	$3,509	$(4)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2020
	Fair Value as of December 31, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,820	$—	$(10)	$850	$(95)	$(77)	$50	$—	$2,538
Total asset-backed securities	1,820	—	(10)	850	(95)	(77)	50	—	2,538
Non-U.S. debt securities:
Asset-backed securities	887	—	35	1	—	(5)	—	—	918
Other	45	—	2	—	—	—	—	—	47
Total non-U.S. debt securities	932	—	37	1	—	(5)	—	—	965
Total available-for-sale investment securities	2,752	—	27	851	(95)	(82)	50	—	3,503
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(7)	—	10	—	(1)	—	—	6	$(4)
Total derivative instruments	4	(7)	—	10	—	(1)	—	—	6	(4)
Total assets carried at fair value	$2,756	$(7)	$27	$861	$(95)	$(83)	$50	$—	$3,509	$(4)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2019
	Fair Value as of June 30, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$123	$—	$—	$—	$—	$—	$—	$(123)	$—
Asset-backed securities:
Collateralized loan obligations	1,222	—	—	33	—	(97)	230	—	1,388
Total asset-backed securities	1,222	—	—	33	—	(97)	230	—	1,388
Non-U.S. debt securities:
Asset-backed securities	721	—	(27)	66	—	—	—	(39)	721
Other	46	—	(2)	—	—	—	—	—	44
Total non-U.S. debt securities	767	—	(29)	66	—	—	—	(39)	765
Total Available-for-sale investment securities	2,112	—	(29)	99	—	(97)	230	(162)	2,153
Other assets:
Derivative instruments:
Foreign exchange contracts	11	(1)	—	5	—	(1)	—	—	14	$—
Total derivative instruments	11	(1)	—	5	—	(1)	—	—	14	—
Total assets carried at fair value	$2,123	$(1)	$(29)	$104	$—	$(98)	$230	$(162)	$2,167	$—

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range	Weighted-Average
(Dollars in millions)	As of September 30, 2020	As of December 31, 2019	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2020	As of September 30, 2020	As of December 31, 2019
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$6	$4	Option model	Volatility	4.5% - 13.5%	9.2%	8.2%
Total	$6	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$3	$3	Option model	Volatility	6.6% - 11.5%	9.7%	7.0%
Total	$3	$3

(1) Significant changes in these unobservable inputs may result in significant changes in fair value measurement of the derivative instrument.
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Estimates
Estimates of fair value for financial instruments not carried at fair value in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information.
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2020
Financial Assets:
Cash and due from banks	$4,848	$4,848	$4,848	$—	$—
Interest-bearing deposits with banks	75,967	75,967	—	75,967	—
Securities purchased under resale agreements	4,499	4,499	—	4,499	—
HTM securities purchased under the MMLF program	4,824	4,841	—	4,841	—
Investment securities held-to-maturity	45,394	46,510	6,751	39,352	407
Net loans(1)	26,901	26,891	—	24,846	2,045
Other(2)	3,250	3,250	—	3,250	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$41,183	$41,183	$—	$41,183	$—
Interest-bearing - U.S.	85,434	85,434	—	85,434	—
Interest-bearing - non-U.S.	70,896	70,896	—	70,896	—
Securities sold under repurchase agreements	2,430	2,430	—	2,430	—
Short-term borrowings under the MMLF program	4,819	4,819	—	4,819	—
Other short-term borrowings	5,838	5,838	—	5,838	—
Long-term debt	13,853	14,170	—	14,047	123
Other(2)	3,250	3,250	—	3,250	—

(1) Includes $8 million of loans classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2020.
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

(1) Includes $9 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2019.
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
Starting in the first quarter of 2020, we supported our client's liquidity needs through the MMLF program, purchasing a total of $29 billion of investment securities under that program, $4.8 billion of which remain outstanding as of September 30, 2020.
HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of September 30, 2020, we recognized an allowance for credit losses on all HTM investment securities of $3 million.
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,128	$165	$—	$7,293	$3,506	$9	$28	$3,487
Mortgage-backed securities	17,754	464	7	18,211	17,599	264	25	17,838
Total U.S. Treasury and federal agencies	24,882	629	7	25,504	21,105	273	53	21,325
Asset-backed securities:
Student loans(1)	356	3	2	357	532	1	2	531
Credit cards	90	—	—	90	90	—	1	89
Collateralized loan obligations	2,553	1	16	2,538	1,822	1	3	1,820
Total asset-backed securities	2,999	4	18	2,985	2,444	2	6	2,440
Non-U.S. debt securities:
Mortgage-backed securities	1,865	2	4	1,863	1,978	3	1	1,980
Asset-backed securities	2,037	1	7	2,031	2,179	2	2	2,179
Government securities	12,670	180	1	12,849	12,243	131	1	12,373
Other(2)	11,162	153	5	11,310	8,595	73	10	8,658
Total non-U.S. debt securities	27,734	336	17	28,053	24,995	209	14	25,190
State and political subdivisions(3)	1,620	76	2	1,694	1,725	59	1	1,783
Collateralized mortgage obligations	83	1	—	84	104	—	—	104
Other U.S. debt securities	3,395	67	2	3,460	2,941	32	—	2,973
Total(4)	$60,713	$1,113	$46	$61,780	$53,314	$575	$74	$53,815

Held-to-maturity:

U.S. Treasury and federal agencies:
Direct obligations	$6,668	$110	$—	$6,778	$10,311	$24	$3	$10,332
Mortgage-backed securities	33,096	1,001	43	34,054	26,297	316	44	26,569
Total U.S. Treasury and federal agencies	39,764	1,111	43	40,832	36,608	340	47	36,901
Asset-backed securities:
Student loans(1)	4,323	16	53	4,286	3,783	10	41	3,752
Total asset-backed securities	4,323	16	53	4,286	3,783	10	41	3,752
Non-U.S. debt securities:
Mortgage-backed securities	321	63	6	378	366	82	6	442
Government securities	419	—	—	419	328	—	—	328
Total non-U.S. debt securities	740	63	6	797	694	82	6	770
Collateralized mortgage obligations	569	29	3	595	697	38	1	734
Total(4)	45,396	1,219	105	46,510	41,782	470	95	42,157
HTM securities purchased under the MMLF program	4,825	16	—	4,841	—	—	—	—
Total held-to-maturity securities(4)(5)	$50,221	$1,235	$105	$51,351	$41,782	$470	$95	$42,157

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2020 and December 31, 2019, the fair value of other non-U.S. debt securities included $7.25 billion and $5.50 billion, respectively, primarily of supranational and non-U.S. agency bonds, $2.01 billion and $1.78 billion, respectively, of corporate bonds and $0.45 billion and $0.68 billion, respectively, of covered bonds.
(3) As of September 30, 2020 and December 31, 2019, the fair value of state and political subdivisions includes securities in trusts of $0.85 billion and $0.94 billion respectively. Additional information about these trusts is provided in Note 11.
(4) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2020.
(5) As of September 30, 2020, we recognized an allowance for credit losses of $3 million on all HTM investment securities.

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $62.86 billion and $49.48 billion as of September 30, 2020 and December 31, 2019, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of September 30, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$3,295	$6	$98	$1	$3,393	$7
Total U.S. Treasury and federal agencies	3,295	6	98	1	3,393	7
Asset-backed securities:
Student loans	215	2	47	—	262	2
Collateralized loan obligations	1,471	12	339	4	1,810	16
Total asset-backed securities	1,686	14	386	4	2,072	18
Non-U.S. debt securities:
Mortgage-backed securities	900	3	280	1	1,180	4
Asset-backed securities	1,389	6	111	1	1,500	7
Government securities	279	1	—	—	279	1
Other	1,255	5	291	—	1,546	5
Total non-U.S. debt securities	3,823	15	682	2	4,505	17
State and political subdivisions	140	1	77	1	217	2
Other U.S. debt securities	661	2	—	—	661	2
Total	$9,605	$38	$1,243	$8	$10,848	$46

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,430	$28	$—	$—	$1,430	$28
Mortgage-backed securities	2,499	7	1,665	18	4,164	25
Total U.S. Treasury and federal agencies	3,929	35	1,665	18	5,594	53
Asset-backed securities:
Student loans	271	1	127	1	398	2
Credit cards	89	1	—	—	89	1
Collateralized loan obligations	862	2	278	1	1,140	3
Total asset-backed securities	1,222	4	405	2	1,627	6
Non-U.S. debt securities:
Mortgage-backed securities	228	—	220	1	448	1
Asset-backed securities	672	1	109	1	781	2
Government securities	3,246	1	—	—	3,246	1
Other	2,736	9	187	1	2,923	10
Total non-U.S. debt securities	6,882	11	516	3	7,398	14
State and political subdivisions	163	—	22	1	185	1
Collateralized mortgage obligations	13	—	4	—	17	—
Other U.S. debt securities	219	—	14	—	233	—
Total	$12,428	$50	$2,626	$24	$15,054	$74
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2020. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of September 30, 2020
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,885	$1,889	$3,196	$3,228	$2,048	$2,176	$—	$—	$7,129	$7,293
Mortgage-backed securities	162	169	700	720	2,951	2,984	13,941	14,337	17,754	18,210
Total U.S. Treasury and federal agencies	2,047	2,058	3,896	3,948	4,999	5,160	13,941	14,337	24,883	25,503
Asset-backed securities:
Student loans	133	137	109	108	1	1	113	112	356	358
Credit cards	—	—	—	—	90	90	—	—	90	90
Collateralized loan obligations	81	80	1,005	998	773	767	694	693	2,553	2,538
Total asset-backed securities	214	217	1,114	1,106	864	858	807	805	2,999	2,986
Non-U.S. debt securities:
Mortgage-backed securities	166	165	599	599	126	126	974	973	1,865	1,863
Asset-backed securities	327	326	1,059	1,055	271	271	380	379	2,037	2,031
Government securities	3,757	3,759	7,751	7,913	880	894	282	284	12,670	12,850
Other	1,371	1,376	8,083	8,196	1,586	1,611	122	126	11,162	11,309
Total non-U.S. debt securities	5,621	5,626	17,492	17,763	2,863	2,902	1,758	1,762	27,734	28,053
State and political subdivisions	218	218	641	660	511	552	250	264	1,620	1,694
Collateralized mortgage obligations	—	—	—	—	—	—	83	84	83	84
Other U.S. debt securities	489	493	2,795	2,849	111	118	—	—	3,395	3,460
Total	$8,589	$8,612	$25,938	$26,326	$9,348	$9,590	$16,839	$17,252	$60,714	$61,780

Held-to-maturity:

U.S. Treasury and federal agencies:
Direct obligations	$3,644	$3,684	$2,996	$3,067	$4	$4	$24	$24	$6,668	$6,779
Mortgage-backed securities	64	66	493	506	4,681	4,854	27,858	28,629	33,096	34,055
Total U.S. Treasury and federal agencies	3,708	3,750	3,489	3,573	4,685	4,858	27,882	28,653	39,764	40,834
Asset-backed securities:
Student loans	362	351	180	175	598	588	3,183	3,170	4,323	4,284
Total asset-backed securities	362	351	180	175	598	588	3,183	3,170	4,323	4,284
Non-U.S. debt securities:
Mortgage-backed securities	100	96	26	26	3	3	192	253	321	378
Government securities	419	419	—	—	—	—	—	—	419	419
Total non-U.S. debt securities	519	515	26	26	3	3	192	253	740	797
Collateralized mortgage obligations	143	153	269	269	4	4	153	169	569	595
Total	4,732	4,769	3,964	4,043	5,290	5,453	31,410	32,245	45,396	46,510
Held-to-maturity under money market mutual fund liquidity facility	4,825	4,841	—	—	—	—	—	—	4,825	4,841
Total held-to-maturity securities	$9,557	$9,610	$3,964	$4,043	$5,290	$5,453	$31,410	$32,245	$50,221	$51,351

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
We monitor the credit quality of the HTM and AFS investment securities through using a variety of methods, including both external and internal credit ratings . As of September 30, 2020, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
Our allowance for credit losses on our HTM securities is approximately $3 million as of September 30, 2020.
In the third quarter of 2020, we recorded no provision or charge-offs on HTM securities. In the nine months ended September 30, 2020, we recorded a $3 million provision and no charge-offs on HTM securities.
We recorded approximately $1 million of other-than-temporary-impairment in the nine months ended September 30, 2019, which resulted from adverse changes in the timing of expected future cash flows from non-U.S. mortgage- and asset backed securities.
For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to pages 140 to 141 in Note 3 to the consolidated financial statements included under Item 8. Financial Statements and Supplementary Data, in our 2019 Form 10-K.
Our review of impaired AFS investment securities generally includes:
•the identification and evaluation of securities that have indications of potential impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;
•the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;
•the analysis of the collectability of those future cash flows, including information about past events, current conditions, and reasonable and supportable forecasts;
•the analysis of the underlying collateral for MBS and ABS;
•the analysis of individual impaired securities, including the anticipated recovery period and the magnitude of the overall price decline;
•evaluation of factors or triggers that could cause individual securities to be deemed impaired and those that would not support impairment; and
•documentation of the results of these analyses.
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
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and
State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the resulting gross pre-tax unrealized losses of $151 million related to 610 securities as of September 30, 2020 to not be the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Domestic(1):
Commercial and financial:
Fund Finance (2)	$10,012	$10,270
Leveraged loans	3,038	3,342
Overdrafts	2,223	1,739
Other(3)	2,735	3,411
Commercial real estate	1,944	1,766
Total domestic	19,952	20,528
Foreign(1):
Commercial and financial:
Fund Finance(2)	4,262	3,145
Leveraged loans	1,222	1,119
Overdrafts	1,570	1,517
Other(3)	29	—
Total foreign	7,083	5,781
Total loans	27,035	26,309
Allowance for loan losses	(134)	(74)
Loans, net of allowance	$26,901	$26,235

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $5,345 million loans to real money funds, $7,654 million private equity capital call finance loans and $860 million loans to business development companies as of September 30, 2020, compared to $6,040 million loans to real money funds, $6,076 million private equity capital call finance loans and $932 million loans to business development companies as of December 31, 2019.
(3) Includes $1,859 million securities finance loans, $850 million loans to municipalities and $55 million other loans as of September 30, 2020 and $2,537 million securities finance loans, $848 million loans to municipalities and $26 million other loans as of December 31, 2019.
The commercial and financial segment is composed primarily of fund finance loans, leveraged loans, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2020 and December 31, 2019, the loans pledged as collateral totaled $6.93 billion and $6.75 billion, respectively.
As of September 30, 2020 and December 31, 2019, we had no loans on non-accrual status and no loans 30 days or more contractually past due.
We sold $55 million of leveraged loans in the third quarter of 2020, of which $10 million remained unsettled and was held for sale as of September 30, 2020. We recorded losses of $11 million on the sale of these loans in the third quarter of 2020.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings as of both September 30, 2020 and December 31, 2019.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, utilizing the effective interest rate, and the amortized cost basis of the asset. As of September 30, 2020, we had two loans for $18 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool.
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
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•Investment Grade. Assets consisting of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment. Approximately 81% of our loans were rated as investment grade as of September 30, 2020 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative. Assets consisting of counterparties that face ongoing uncertainties or exposure to business, financial or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met. Assets rated as speculative, which is approximately 18% of our loans as of September 30, 2020, primarily comprises our leveraged loans. Approximately 84% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2020.
•Special Mention. Assets consisting of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard. Assets consisting of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful. Assets consisting of counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss. Assets which are uncollectible or have little value.
The following tables present our recorded investment in each class of loans by credit quality indicator as of the dates indicated:

September 30, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,095	$1,755	$21,850
Speculative	4,811	189	5,000
Special mention	126	—	126
Substandard	35	—	35
Doubtful	24	—	24
Total(1)	$25,091	$1,944	$27,035

December 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$19,501	$1,766	$21,267
Speculative	5,008	—	5,008
Special mention	25	—	25
Substandard	9	—	9
Total(1)	$24,543	$1,766	$26,309

(1) Loans Include $3,793 million and $3,256 million of overdrafts as of September 30, 2020 and December 31, 2019, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us.
Financial assets held at amortized cost that are not loans are disaggregated based on product type. We assess credit risk based on the entire balance within fees receivable.
Securities purchased under a resale agreement and securities-financing within our principal business utilize the collateral maintenance provisions included within ASC 326. An allowance for credit losses is recognized for any remaining exposure based on counterparty type.
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

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of September 30, 2020. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total(1)(2)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,206	$420	$5	$141	$200	$—	$11,388	$14,360
Speculative	391	943	877	694	43	—	537	3,485
Special mention	—	28	59	39	—	—	—	126
Substandard	—	5	—	—	30	—	—	35
Doubtful	—	2	—	—	—	—	—	2
Total commercial and financing	$2,597	$1,398	$941	$874	$273	$—	$11,925	$18,008

Commercial real estate:
Risk Rating:
Investment grade	$178	$417	$657	$277	$197	$29	$—	$1,755
Speculative	—	132	57	—	—	—	—	189
Total commercial real estate	$178	$549	$714	$277	$197	$29	$—	$1,944

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,527	$—	$—	$—	$—	$—	$4,208	$5,735
Speculative	258	401	337	157	26	64	83	1,326
Doubtful	—	—	—	22	—	—	—	22
Total commercial and financing	$1,785	$401	$337	$179	$26	$64	$4,291	$7,083

Total loans	$4,560	$2,348	$1,992	$1,330	$496	$93	$16,216	$27,035

Off-balance sheet commitments and guarantees:
Unfunded credit facilities	$—	$—	$—	$—	$—	$—	$33,736	$33,736
Indemnified securities financing	379,052	—	—	—	—	—	—	379,052
Standby letters of credit	—	—	—	—	—	—	3,240	3,240
Total off-balance sheet commitments and guarantees	$379,052	$—	$—	$—	$—	$—	$36,976	$416,028

Total financing receivables and off-balance sheet commitments and guarantees	$383,612	$2,348	$1,992	$1,330	$496	$93	$53,192	$443,063

(1) Any reserve associated with accrued interest is not material.
(2) As of September 30, 2020, accrued interest receivable of $111 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following table presents the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total Credit Reserve
Allowance for credit losses:
Beginning balance	$113	$20	$8	$3	$18	$1	$163
Charge-offs(2)	(14)	—	—	—	—	—	(14)
Provision	3	—	—	—	(3)	—	—
FX translation	4	—	—	—	—	—	4
Ending balance	$106	$20	$8	$3	$15	$1	$153

(1) Includes $15 million allowance for credit losses on Fund Finance loans and $5 million on other loans.
(2) Related to the sale of leveraged loans in the third quarter of 2020.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total Credit Reserve
Allowance for credit losses:
Beginning balance	$61	$10	$2	$—	$19	$1	$93
Charge-offs(1)	(33)	—	—	—	—	—	(33)
Provision	73	10	6	3	(4)	—	88
FX translation	5	—	—	—	—	—	5
Ending balance	$106	$20	$8	$3	$15	$1	$153

(1) Primarily related to the sale of leveraged loans in the third and second quarters of 2020.
Loans are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan portfolio. We recorded no provision for credit losses in the third quarter of 2020, reflecting slightly improving economic forecasts and limited negative credit migration. The economic forecast utilized in the third quarter of 2020 reflects a slightly improving economic outlook relative to the second quarter of 2020, with the expectation of an economic recovery over the coming quarters. However, the economic forecast remains highly uncertain, particularly since future economic activity remains dependent on the impact of the COVID-19 pandemic. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2020, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Allowance for Loan Losses under Incurred Loss Methodology for the period ended September 30, 2019
The following table presents activity in the allowance for loan losses as of September 30, 2019 under the incurred loss methodology:

(In millions)	Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$72
Provision for credit losses(1)	2
Charge-offs(1)	(2)
Other(2)	(1)
Ending balance	$71

(In millions)	Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$67
Provision for credit losses(1)	7
Charge-offs(1)	(2)
Other(2)	(1)
Ending balance	$71

(1) The provisions and charge offs for credit losses were primarily attributable to exposure to purchased leveraged loans to non-investment grade loans.
(2) Consists primarily of FX translation.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2018	$7,180	$266	$7,446
Acquisitions(2)	122	—	122
Foreign currency translation	(13)	1	(12)
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	51	—	51
Ending balance September 30, 2020	$7,340	$267	$7,607

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
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2018	$2,218	$151	$2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(207)	(29)	(236)
Foreign currency translation	(10)	—	(10)
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(154)	(21)	(175)
Foreign currency translation	15	—	15
Ending balance September 30, 2020	$1,769	$101	$1,870

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
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

September 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,671	$(1,389)	$1,282
Technology	392	(102)	290
Core deposits	681	(412)	269
Other	103	(74)	29
Total	$3,847	$(1,977)	$1,870

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$3,104	$(1,718)	$1,386
Technology	403	(87)	316
Core deposits	673	(381)	292
Other	100	(64)	36
Total	$4,280	$(2,250)	$2,030
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Securities borrowed(1)	$13,886	$18,524
Derivative instruments, net	5,715	4,753
Bank-owned life insurance	3,459	3,395
Investments in joint ventures and other unconsolidated entities	3,186	2,899
Collateral, net	2,176	874
Right-of-use assets	789	858
Prepaid expenses	411	395
Accounts receivable	377	432
Receivable for securities settlement	273	336
Income taxes receivable	267	309
Deferred tax assets, net of valuation allowance(2)	199	216
Deposits with clearing organizations	118	58
Other(3)	1,205	962
Total	$32,061	$34,011

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Consists primarily of advances of $0.90 billion and $0.67 billion as of September 30, 2020 and December 31, 2019, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of September 30, 2020, the maximum maturity date of the underlying loans is approximately 4 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$4,136	$4,368
Foreign exchange contracts:
Forward, swap and spot	2,775,208	2,378,808
Options purchased	1,676	1,581
Options written	921	1,110
Futures	1,562	1,040
Other:
Stable value contracts(1)	30,405	26,895
Deferred value awards(2)	382	389
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	5,421	15,196
Foreign exchange contracts:
Forward and swap	4,837	3,176

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

	Fair Value
	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16,866	$15,140	$15,452	$15,054
Other derivative contracts	—	—	176	182
Total	$16,866	$15,140	$15,628	$15,236

Derivatives designated as hedging instruments:
Foreign exchange contracts	$39	$—	$20	$96
Interest-rate contracts	—	8	53	49
Total	$39	$8	$73	$145

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$164	$160	$712	$476
Foreign exchange contracts	Interest expense	20	(37)	39	(135)
Interest rate contracts	Foreign exchange trading services revenue	—	(1)	3	(2)
Other derivative contracts	Compensation and employee benefits	(39)	(46)	(151)	(166)
Total		$145	$76	$603	$173
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2020
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt(2)	$—	$—	$10,517	$733
Available-for-sale securities	847	49	—	—
Total	$847	$49	$10,517	$733

	December 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$9,769	$164	$1,199	$(8)
Available-for-sale securities	940	49	—	—
Total	$10,709	$213	$1,199	$(8)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Interest rate swaps on long term debt were terminated in the third quarter of 2020.
As of September 30, 2020 and December 31, 2019, the total notional amount of the interest rate swaps of fair value hedges was $0.42 billion and $10.20 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2020	2019			2020	2019
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$5	$1	Available-for-sale securities(1)	Net interest income	$(6)	$(2)
Interest rate contracts	Net interest income	(19)	75	Long-term debt	Net interest income	17	(72)
Total		$(14)	$76			$11	$(74)

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2020	2019			2020	2019
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(3)	$(10)	Available-for-sale securities(2)	Net interest income	$—	$9
Interest rate contracts	Net interest income	564	366	Long-term debt	Net interest income	(557)	(357)
Total		$561	$356			$(557)	$(348)

(1) In the three months ended September 30, 2020, $4 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $10 million of net unrealized gains in the same period in 2019.
(2) In the nine months ended September 30, 2020, zero of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $13 million of net unrealized gains in the same period in 2019.
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$—	$2	Net interest income	$18	$(3)
Foreign exchange contracts	(30)	12	Net interest income	6	7
Total derivatives designated as cash flow hedges	$(30)	$14		$24	$4

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(122)	$57	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(122)	57		—	—
Total	$(152)	$71		$24	$4

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$179	$33	Net interest income	$32	$(7)
Foreign exchange contracts	(11)	24	Net interest income	20	21
Total derivatives designated as cash flow hedges	$168	$57		$52	$14

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(100)	$75	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(100)	75		—	—
Total	$68	$132		$52	$14
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of September 30, 2020 totaled approximately $2.24 billion, against which we provided $1.63 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2020, the maximum additional collateral we would be required to post to our counterparties is approximately $0.61 billion.
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting arrangements
For additional information on our offsetting arrangements, refer to page 152 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
As of September 30, 2020 and December 31, 2019, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $14.62 billion and $10.09 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $2.60 billion and $5.72 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2020
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,905	$(9,807)	$7,098	$—	$7,098
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(1,383)	(1,383)	(935)	(2,318)
Total derivatives	16,905	(11,190)	5,715	(935)	4,780
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	140,193	(121,808)	18,385	(16,160)	2,225
Total derivatives and other financial instruments	$157,098	$(132,998)	$24,100	$(17,095)	$7,005

Assets:	December 31, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,140	$(8,081)	$7,059	$—	$7,059
Interest rate contracts(6)	8	(4)	4	—	4
Cash collateral and securities netting	NA	(2,310)	(2,310)	(685)	(2,995)
Total derivatives	15,148	(10,395)	4,753	(685)	4,068
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	179,989	(159,978)	20,011	(19,572)	439
Total derivatives and other financial instruments	$195,137	$(170,373)	$24,764	$(20,257)	$4,507

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
(7) Included in the $18.39 billion as of September 30, 2020 were $4.50 billion of resale agreements and $13.89 billion of collateral provided related to securities borrowing. Included in the $20.01 billion as of December 31, 2019 were $1.49 billion of resale agreements and $18.52 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2020
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,472	$(9,807)	$5,665	$—	$5,665
Interest rate contracts(6)	52	—	52	—	52
Other derivative contracts	176	—	176	—	176
Cash collateral and securities netting	NA	(1,597)	(1,597)	(539)	(2,136)
Total derivatives	15,700	(11,404)	4,296	(539)	3,757
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	132,480	(121,808)	10,672	(10,267)	405
Total derivatives and other financial instruments	$148,180	$(133,212)	$14,968	$(10,806)	$4,162

Liabilities:	December 31, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,150	$(8,081)	$7,069	$—	$7,069
Interest rate contracts(6)	49	(4)	45	—	45
Other derivative contracts	182	—	182	—	182
Cash collateral and securities netting	NA	(837)	(837)	(557)	(1,394)
Total derivatives	15,381	(8,922)	6,459	(557)	5,902
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	171,853	(159,977)	11,876	(10,793)	1,083
Total derivatives and other financial instruments	$187,234	$(168,899)	$18,335	$(11,350)	$6,985

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
(7) Included in the $10.67 billion as of September 30, 2020 were $2.43 billion of repurchase agreements and $8.24 billion of collateral received related to securities lending transactions. Included in the $11.88 billion as of December 31, 2019 were $1.10 billion of repurchase agreements and $10.77 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of September 30, 2020				As of December 31, 2019
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$120,278	$—	$—	$120,278	$156,465	$—	$—	$156,465
Total	120,278	—	—	120,278	156,465	—	—	156,465
Securities lending transactions:
US Treasury and agency securities	15	—	—	15	15	—	—	15
Corporate debt securities	128	—	—	128	354	—	—	354
Equity securities	7,846	29	934	8,809	7,389	—	130	7,519
Other(1)	3,250	—	—	3,250	7,500	—	—	7,500
Total	11,239	29	934	12,202	15,258	—	130	15,388
Gross amount of recognized liabilities for repurchase agreements and securities lending	$131,517	$29	$934	$132,480	$171,723	$—	$130	$171,853

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Commitments:
Unfunded credit facilities(1)	$33,736	$29,697
Guarantees(2):
Indemnified securities financing	$379,052	$367,901
Standby letters of credit	3,240	3,324

(1) As of September 30, 2020, approximately 73% of our unfunded commitments to extend credit expire within one year.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2020	December 31, 2019
Fair value of indemnified securities financing	$379,052	$367,901
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	398,076	385,428
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	49,502	45,658
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	53,051	48,887
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2020 and December 31, 2019, we had approximately $13.89 billion and $18.52 billion, respectively, of collateral provided and approximately $8.24 billion and $10.77 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2020, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $141 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2020, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $50 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $370 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $146 million as of September 30, 2020 decreased from $149 million as of December 31, 2019.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2017 and 2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2012. Management believes that we have sufficiently accrued liabilities as of September 30, 2020 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our variable interest entities (VIEs), refer to pages 158 to 159 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2019 Form 10-K.
Tax Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of September 30, 2020 and December 31, 2019, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.85 billion and $0.94 billion, respectively, and other short-term borrowings of $0.75 billion and $0.82 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted average life of approximately 2.5 years and 3.0 years as of September 30, 2020 and December 31, 2019, respectively.
Interests in Investment Funds
As of September 30, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of December 31, 2019, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $21 million and $5 million, respectively.
As of September 30, 2020 and December 31, 2019, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million and $16 million, respectively, and represented the value of our economic ownership interest in the funds.
We managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $20 million as of September 30, 2020 and $21 million as of December 31, 2019, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2020:

Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	750,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.84738% effective September 15, 2020	Quarterly	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C(1)	$—	$—	$—	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E(2)	—	—	—	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$38			$55

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C(1)	$1,313	$0.33	$6	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E(2)	—	—	—	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$114			$160

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
State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In October 2020, we declared dividends in our Series D, F, G and H preferred stock of approximately $1,475, $973, $1,338 and $2,813, respectively, per share, or approximately $0.37, $9.73, $0.33 and $28.13, respectively, per depositary share. These dividends total approximately $11 million, $7 million, $7 million and $14 million on our Series D, F, G and H preferred stock respectively, which will be paid in December 2020.
Common Stock
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases through the third quarter of 2020 to bolster capital in response to the COVID-19 pandemic. As a result, we had no repurchases of our common stock in either the second or third quarters of 2020 under our common stock purchase program.
In June 2020, the Federal Reserve released results from the CCAR 2020 submission, which included limitations on all CCAR banks' ability to distribute capital during the third quarter of 2020, beyond common stock dividends at their current levels. In addition, all CCAR banks are required to resubmit their capital plan and stress test results based on a new scenario that was provided by the Federal Reserve in September 2020. In line with the decision to administer a new stress test, the Federal Reserve is limiting the ability of all CCAR banking organizations to make capital distributions in the fourth quarter of 2020, beyond common dividends at their current levels. Our capital distributions in the first quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in each of the first and second quarters of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program during the periods indicated:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	9.4	$53.15	$500	9.4	$53.15	$500
2018 Program	—	—	—	8.8	67.97	600
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$184	$0.52	$189

	Nine Months Ended September 30,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.56	$550	$1.46	$541
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

	Nine Months Ended September 30,
(In millions)	2020	2019
Net unrealized gains (losses) on cash flow hedges	$82	$(63)
Net unrealized gains on available-for-sale securities portfolio	976	509
Net unrealized (losses) gains related to reclassified available-for-sale securities	(68)	56
Net unrealized gains on available-for-sale securities	908	565
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(36)	(41)
Net unrealized (losses) gains on hedges of net investments in non-U.S. subsidiaries	(54)	91
Non-credit impairment on held-to-maturity securities previously identified under ASC 320	(2)	(1)
Net unrealized (losses) on retirement plans	(172)	(180)
Foreign currency translation	(837)	(1,356)
Total	$(111)	$(985)
State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Non-credit Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	115	462	(100)	—	—	235	712
Amounts reclassified into (out of) earnings	37	1	—	—	15	—	53
Other comprehensive income (loss)	152	463	(100)	—	15	235	765
Balance as of September 30, 2020	$82	$872	$(54)	$(2)	$(172)	$(837)	$(111)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	22	678	78	3	—	(326)	455
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	10	—	—	(1)	(9)	—	—
Other comprehensive income (loss)	26	699	75	1	(37)	(393)	371
Balance as of September 30, 2019	$(63)	$524	$91	$(1)	$(180)	$(1,356)	$(985)

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2020	2019
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of zero and zero, respectively	$—	$—	Net gains (losses) from sales of available-for-sale securities
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $7 and $1, respectively	17	3	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and ($1), respectively	1	(1)	Compensation and employee benefits expenses
Total reclassifications out of Accumulated other comprehensive loss	$18	$2

	Nine Months Ended September 30,
	2020	2019
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $1 and zero, respectively	$1	$—	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of zero and zero, respectively(1)	—	(1)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $14 and $4, respectively	37	10	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $5 and ($5), respectively	15	(9)	Compensation and employee benefits expenses
Total reclassifications out of Accumulated other comprehensive loss	$53	$—

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
As of September 30, 2020, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of September 30, 2020, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2020 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank, calculated under the advanced approaches and standardized approach provisions of the Basel III final rule as of the dates indicated:

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2020	Basel III Standardized Approach September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches September 30, 2020	Basel III Standardized Approach September 30, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,696	$10,696	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,128	23,128	21,918	21,918	13,404	13,404	13,218	13,218
Accumulated other comprehensive income (loss)			(111)	(111)	(870)	(870)	109	109	(654)	(654)
Treasury stock, at cost			(10,626)	(10,626)	(10,209)	(10,209)	—	—	—	—
Total			23,087	23,087	21,475	21,475	26,406	26,406	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,992)	(8,992)	(9,112)	(9,112)	(8,721)	(8,721)	(8,839)	(8,839)
Other adjustments(1)			(270)	(270)	(150)	(150)	(107)	(107)	(1)	(1)
Common equity tier 1 capital			13,825	13,825	12,213	12,213	17,578	17,578	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			16,296	16,296	15,175	15,175	17,578	17,578	16,617	16,617
Qualifying subordinated long-term debt			964	964	1,095	1,095	969	969	1,099	1,099
Allowance for credit losses			30	153	5	90	39	153	3	90
Total capital			$17,290	$17,413	$16,275	$16,360	$18,586	$18,700	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$62,199	$109,296	$54,763	$102,367	$57,723	$105,406	$51,610	$98,979
Operational risk(3)			44,050	NA	47,963	NA	43,563	NA	44,138	NA
Market risk			1,863	1,863	1,638	1,638	1,863	1,863	1,638	1,638
Total risk-weighted assets			$108,112	$111,159	$104,364	$104,005	$103,149	$107,269	$97,386	$100,617
Adjusted quarterly average assets			$247,762	$247,762	$219,624	$219,624	$244,434	$244,434	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge	2019 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge
Common equity tier 1 capital	8.0%	8.5%	12.8%	12.4%	11.7%	11.7%	17.0%	16.4%	17.1%	16.5%
Tier 1 capital	9.5	10.0	15.1	14.7	14.5	14.6	17.0	16.4	17.1	16.5
Total capital	11.5	12.0	16.0	15.7	15.6	15.7	18.0	17.4	18.2	17.7

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
NA Not applicable
State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest income:
Interest-bearing deposits with banks	$(6)	$98	$79	$326
Investment securities:
U.S. Treasury and federal agencies	254	363	922	1,092
State and political subdivisions	9	12	29	37
Other investments	77	126	289	374
Investment securities purchased under money market liquidity facility	25	—	103	—
Total investment securities	365	501	1,343	1,503
Securities purchased under resale agreements	20	101	109	289
Loans	138	194	479	587
Other interest-earning assets	3	107	52	330
Total interest income	520	1,001	2,062	3,035
Interest expense:
Interest-bearing deposits	(61)	173	(47)	553
Investment securities purchased under money market liquidity facility	23	—	87	—
Securities sold under repurchase agreements	—	7	3	27
Other short-term borrowings	2	8	17	18
Long-term debt	69	99	252	312
Other interest-bearing liabilities	9	70	49	195
Total interest expense	42	357	361	1,105
Net interest income	$478	$644	$1,701	$1,930
.
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Professional services	$89	$70	$261	$235
Sales advertising public relations	20	30	50	83
Regulatory fees and assessments	16	19	45	55
Securities processing	10	27	40	54
Bank operations	2	10	15	30
Insurance	2	5	10	14
Other	90	107	281	346
Total other expenses	$229	$268	$702	$817
Acquisition Costs
We recorded approximately $15 million and $38 million of acquisition costs in the three and nine months ended September 30, 2020, respectively, compared to $27 million and $50 million in the same periods in 2019, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur approximately $200 million of acquisition costs, including merger and integration costs, through 2021.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	—	—	—	—
Payments and Other Adjustments	(53)	(25)	—	(78)
Accrual balance at March 31, 2019	246	12	1	259
Accruals for Beacon	2	—	—	2
Payments and Other Adjustments	(51)	(1)	—	(52)
Accrual Balance at June 30, 2019	197	11	1	209
Payments and Other Adjustments	(62)	(2)	—	(64)
Accrual Balance at September 30, 2019	$135	$9	$1	$145
Accrual balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	157	6	1	164
Payments and Other Adjustments	(25)	(1)	—	(26)
Accrual Balance at June 30, 2020	132	5	1	138
Payments and Other Adjustments	(10)	1	(1)	(10)
Accrual Balance at September 30, 2020	$122	$6	$—	$128

State Street Corporation | 91

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to pages 169 to 170 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2019 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income	$555	$583	$1,883	$1,678
Less:
Preferred stock dividends	(38)	(55)	(123)	(160)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$517	$528	$1,759	$1,517
Average common shares outstanding (In thousands):
Basic average common shares	352,586	366,732	352,829	372,766
Effect of dilutive securities: equity-based awards	4,582	3,863	4,142	3,595
Diluted average common shares	357,168	370,595	356,971	376,361
Anti-dilutive securities(2)	1,309	3,037	1,351	2,559
Earnings per common share:
Basic	$1.47	$1.44	$4.99	$4.07
Diluted(3)	1.45	1.42	4.93	4.03

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Servicing fees	$1,301	$1,272	$—	$—	$—	$—	$1,301	$1,272
Management fees	—	—	455	445	—	—	455	445
Foreign exchange trading services	252	249	42	35	—	—	294	284
Securities finance	81	114	3	2	—	—	84	116
Software and processing fees	162	140	10	2	—	—	172	142
Total fee revenue	1,796	1,775	510	484	—	—	2,306	2,259
Net interest income	482	649	(4)	(5)	—	—	478	644
Total revenue	2,278	2,424	506	479	—	—	2,784	2,903
Provision for loan losses	—	2	—	—	—	—	—	2
Total expenses	1,739	1,762	358	373	6	45	2,103	2,180
Income before income tax expense	$539	$660	$148	$106	$(6)	$(45)	$681	$721
Pre-tax margin	24%	27%	29%	22%			24%	25%
State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Servicing fees	$3,860	$3,775	$—	$—	$—	$—	$3,860	$3,775
Management fees	—	—	1,329	1,306	—	—	1,329	1,306
Foreign exchange trading services	998	735	99	102	—	—	1,097	837
Securities finance	258	353	10	7	—	—	268	360
Software and processing fees	528	483	1	18	—	—	529	501
Total fee revenue	5,644	5,346	1,439	1,433	—	—	7,083	6,779
Net interest income	1,716	1,951	(15)	(21)	—	—	1,701	1,930
Total other income	2	(1)	—	—	—	—	2	(1)
Total revenue	7,362	7,296	1,424	1,412	—	—	8,786	8,708
Provision for credit losses	88	7	—	—	—	—	88	7
Total expenses	5,315	5,391	1,096	1,156	29	80	6,440	6,627
Income before income tax expense	$1,959	$1,898	$328	$256	$(29)	$(80)	$2,258	$2,074
Pre-tax margin	27%	26%	23%	18%			26%	24%
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

	Three Months Ended September 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,301	$—	$1,301	$—	$—	$—	$1,301
Management fees	—	—	—	455	—	455	455
Foreign exchange trading services	90	162	252	42	—	42	294
Securities finance	42	39	81	—	3	3	84
Software and processing fees	108	54	162	—	10	10	172
Total fee revenue	1,541	255	1,796	497	13	510	2,306
Net interest income	—	482	482	—	(4)	(4)	478
Total revenue	$1,541	$737	$2,278	$497	$9	$506	$2,784

	Nine Months Ended September 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$3,860	$—	$3,860	$—	$—	$—	$3,860
Management fees	—	—	—	1,329	—	1,329	1,329
Foreign exchange trading services	285	713	998	99	—	99	1,097
Securities finance	162	96	258	—	10	10	268
Software and processing fees	366	162	528	—	1	1	529
Total fee revenue	4,673	971	5,644	1,428	11	1,439	7,083
Net interest income	—	1,716	1,716	—	(15)	(15)	1,701
Total other income	—	2	2	—	—	—	2
Total revenue	$4,673	$2,689	$7,362	$1,428	$(4)	$1,424	$8,786
State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,272	$—	$1,272	$—	$—	$—	$1,272
Management fees	—	—	—	445	—	445	445
Foreign exchange trading services	90	159	249	35	—	35	284
Securities finance	64	50	114	—	2	2	116
Software and processing fees	97	43	140	—	2	2	142
Total fee revenue	1,523	252	1,775	480	4	484	2,259
Net interest income	—	649	649	—	(5)	(5)	644
Total revenue	$1,523	$901	$2,424	$480	$(1)	$479	$2,903

	Nine Months Ended September 30, 2019
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$3,775	$—	$3,775	$—	$—	$—	$3,775
Management fees	—	—	—	1,306	—	1,306	1,306
Foreign exchange trading services	258	477	735	102	—	102	837
Securities finance	209	144	353	—	7	7	360
Software and processing fees	317	166	483	—	18	18	501
Total fee revenue	4,559	787	5,346	1,408	25	1,433	6,779
Net interest income	—	1,951	1,951	—	(21)	(21)	1,930
Total other income	—	(1)	(1)	—	—	—	(1)
Total revenue	$4,559	$2,737	$7,296	$1,408	$4	$1,412	$8,708
Contract balances and contract costs
As of September 30, 2020 and December 31, 2019, net receivables of $2.83 billion and $2.77 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2020			2019
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,297	$1,487	$2,784	$1,296	$1,607	$2,903
Income before income tax expense	292	389	681	347	374	721

	Nine Months Ended September 30,
	2020			2019
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,939	$4,847	$8,786	$3,920	$4,788	$8,708
Income before income tax expense	862	1,396	2,258	963	1,111	2,074

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $92.33 billion and $81.62 billion as of September 30, 2020 and 2019, respectively.
State Street Corporation | 94

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity for the three- and nine-month periods ended September 30, 2020 and 2019, cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 23, 2020

State Street Corporation | 95

ACRONYMS

ABS	Asset-backed securities	FX	Foreign exchange
AFS	Available-for-sale	GAAP	Generally accepted accounting principles
AOCI	Accumulated other comprehensive income (loss)	G-SIB	Global systemically important bank
ASC	Accounting Standards Codification	HQLA(1)	High-quality liquid assets
ASU	Accounting Standards Update	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	ICI	Investment Company Institute
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
bps	Basis points	LIBOR	London Interbank Offered Rate
CCAR	Comprehensive Capital Analysis and Review	LTD	Long-term debt
CRD	Charles River Development	MBS	Mortgage-backed securities
CECL	Current Expected Credit Loss	MMLF	Money Market Mutual Fund Liquidity Facility
CET1(1)	Common equity tier 1	NII	Net interest income
CVA	Credit valuation adjustment	NIM	Net interest margin
DOJ	Department of Justice	PCAOB	Public Company Accounting Oversight Board
DOL	Department of Labor	RWA(1)	Risk-weighted asset
EGRRCPA	Economic Growth, Regulatory Relief, Consumer Protection Act	SCB	Stress Capital Buffer
EPS	Earnings per share	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	VaR	Value-at-Risk

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 96

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

State Street Corporation | 97

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

Except for the following additional risk factor, there have been no material changes to the risk factors disclosed in Part I. Item 1A. "Risk Factors" in our 2019 Form 10-K.
The COVID-19 Pandemic Continues to Create Significant Risks and Uncertainties for Our Business and has Resulted in Additional Regulatory Restrictions on Our Plans to Return to Capital to Shareholders.
The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States and internationally, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating at-home and in-office staff, the impact of market participants on which we rely, actions taken by governmental authorities and other third parties in response to the pandemic and the impact of equity market valuations on our service and management fee revenue. Our business, results of operations and financial condition may also be impacted by actions we take to support the financial markets and the broader economy and our decision to defer most planned headcount reductions through the end of 2020.
The COVID-19 pandemic has negatively impacted the global economy, caused fluctuations in equity market valuations, decreased liquidity in fixed income markets, created significant volatility and disruption in financial markets, increased unemployment levels and disrupted global supply chains. This has created extraordinary demand on our transaction processing capabilities in our asset servicing business and volatility in our foreign exchange and asset management businesses. The market and economic uncertainty has also increased the risks inherent in our activities as a credit provider to investment pools and other institutional investors and caused us to increase our provision for credit losses. In addition, our and other market participants’ reliance upon work from home capabilities, and the potential inability to maintain critical staff in our operational facilities, including facilities in the United States, the United Kingdom, Germany, China, India and Poland, present risks associated with our and local infrastructure, increasingly restrictive local regulations, illness, quarantine, the sustainability of a work from home environment and increased risk of cybersecurity attacks. Any material or extended disruption of our ability to deliver services or meet our responsibilities in the settlement of securities or other market activities is likely to result in operating losses, loss of revenue or penalties under our service contracts which may have a material adverse impact on our results of operation and financial condition. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest rate environment, which has reduced, and may continue to reduce, our net interest income and net interest margin.
On March 16, 2020, we announced, together with the other U.S.-based G-SIBs, that we temporarily suspended our common stock repurchase program, in light of the COVID-19 pandemic. As a result, we had no repurchases of our common stock in the second quarter of 2020. Further, in June 2020, the Federal Reserve released results from the 2020 CCAR submission, which included preliminary Stress Capital Buffer (“SCB”) requirements for the twelve months starting October 1, 2020. Due to the economic challenges created by the COVID-19 pandemic, all participating CCAR banking organizations, including us, will be required to resubmit their capital plans.
In line with the decision to administer a new stress test, the Federal Reserve is limiting the ability of all CCAR banking organizations to make capital distributions in the third and fourth quarters of 2020, although banking organizations are permitted to pay common stock dividends at previous levels. As a result, CCAR banking organizations, including us, were not permitted to return capital to shareholders in the form of common share repurchases during the third quarter of 2020, and will not be permitted to return capital to shareholders in the form of common share repurchases in the fourth quarter of 2020, unless otherwise approved by the Federal Reserve. As of now, our capital distributions in the first quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB.

State Street Corporation | 98

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases through the third quarter of 2020, amidst the COVID-19 pandemic. As a result, we had no repurchases of our common stock in the third quarter of 2020.
In June 2020, the Federal Reserve released results from the CCAR 2020 submission, which included limitations on all CCAR banks' ability to distribute capital during the third quarter of 2020, beyond common stock dividends at their current levels. In addition, all CCAR banks are required to resubmit their capital plan and stress test results based on a new scenario that was provided by the Federal Reserve in September 2020. In line with the decision to administer a new stress test, the Federal Reserve is limiting the ability of all CCAR banking organizations to make capital distributions in the fourth quarter of 2020, beyond common dividends at their current levels. Our capital distributions in the first quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB.
State Street Corporation | 99

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2020 and 2019, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2020 and 2019, (iii) consolidated statement of condition as of September 30, 2020 and December 31, 2019, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2020 and 2019, (v) consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019, and (vi) notes to consolidated financial statements.
State Street Corporation | 100

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 23, 2020	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 23, 2020	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 101