Form 10-K
period 2020-12-31
STATE STREET CORP
filed 2021-02-19
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

MA			04-2456637
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
One Lincoln Street
Boston,	MA		02111
(Address of principal executive offices)			(Zip Code)
(617)		786-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share		STT	New York Stock Exchange

Depositary Shares, each representing a 1/4,000th ownership interest in a share of		STT.PRD	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share

Depositary Shares, each representing a 1/4,000th ownership interest in a share of		STT.PRG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($63.55) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $22.34 billion.
The number of shares of the registrant’s common stock outstanding as of January 29, 2021 was 351,786,357.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2021 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2020

State Street Corporation | 2

State Street Corporation | 3

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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include the factors described under the headings "Risk Factors Summary" and "Risk Factors" and elsewhere in this Form 10-K, including under "Management's Discussion and Analysis."
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
Risk Factors Summary
The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under the heading "Risk Factors," as well as elsewhere in this Form 10-K under the heading "Management's Discussion and Analysis."
Strategic Risks
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Alpha, may involve costs and dependencies and expose us to increased risk;
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure;
•The COVID-19 pandemic continues to create significant risks and uncertainties for our business;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of our acquisitions, pose risks for our business;
•The integration of CRD may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost synergies may not be fully realized; and
State Street Corporation | 4

•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions;
•We have significant International operations, and disruptions in European and Asian economies could have an adverse effect on our consolidated results of operations or financial condition;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets;
•Our business activities expose us to interest rate risk;
•We assume significant credit risk to counterparties, who may also have substantial financial dependencies with other financial institutions, and these credit exposures and concentrations could expose us to financial loss;
•Our fee revenue represents a significant portion of our consolidated revenue and is subject to decline based on, among other factors, the investment activities of our clients;
•If we are unable to effectively manage our capital and liquidity, our consolidated financial condition, capital ratios, results of operations and business prospects could be adversely affected;
•We may need to raise additional capital or debt in the future, which may not be available to us or may only be available on unfavorable terms; and
•If we experience a downgrade in our credit ratings, or an actual or perceived reduction in our financial strength, our borrowing and capital costs, liquidity and reputation could be adversely affected.
Compliance and Regulatory Risks
•Our business and capital-related activities, including common share repurchases, may be adversely affected by capital and liquidity standards required as a result of capital stress testing;
•We face extensive and changing government regulation in the jurisdictions in which we operate, which may increase our costs and compliance risks;
•We are subject to enhanced external oversight as a result of the resolution of prior regulatory or governmental matters;
•Our businesses may be adversely affected by government enforcement and litigation;
•We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of which could materially adversely affect our results of operations or harm our business or reputation;
•Any misappropriation of the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects;
•Our calculations of risk exposures, total RWA and capital ratios depend on data inputs, formulae, models, correlations and assumptions that are subject to change, which could materially impact our risk exposures, our total RWA and our capital ratios from period to period;
•Changes in accounting standards may adversely affect our consolidated financial statements;
•Changes in tax laws, rules or regulations, challenges to our tax positions and changes in the composition of our pre-tax earnings may increase our effective tax rate; and
•The transition away from LIBOR may result in additional costs and increased risk exposure.
Operational Risks
•Our control environment may be inadequate, fail or be circumvented, and operational risks could adversely affect our consolidated results of operations;
•Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk and reputational harm and may not result in expected cost savings;
•If we, or the third parties with which we do business, experience failures, attacks or unauthorized access to our or their respective information technology systems or facilities, or disruptions to our continuous operations, this could result in significant costs, reputational damage and limits on our business activities;
•Long-term contracts expose us to pricing and performance risk;
•Our businesses may be negatively affected by adverse publicity or other reputational harm;
•We may not be able to protect our intellectual property;
•The quantitative models we use to manage our business may contain errors that could result in material harm;
State Street Corporation | 5

•Our reputation and business prospects may be damaged if our clients incur substantial losses or are restricted in redeeming their interests in investment pools that we sponsor or manage;
•The impacts of climate change could adversely affect our business operations; and
•We may incur losses as a result of unforeseen events including terrorist attacks, natural disasters, the emergence of a new pandemic or acts of embezzlement.
PART I
ITEM 1. BUSINESS
GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $38.79 trillion of AUC/A and $3.47 trillion of AUM as of December 31, 2020.
As of December 31, 2020, we had consolidated total assets of $314.71 billion, consolidated total deposits of $239.80 billion, consolidated total shareholders' equity of $26.20 billion and over 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
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
State Street Corporation | 6

global trust and custody bank is generally to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
Our Investment Servicing products and services include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is Charles River Systems, Inc. (CRD), which we acquired in October 2018. The Charles River Investment Management solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street AlphaSM (State Street Alpha). Today, our State Street Alpha platform combines portfolio management, trading and execution, advanced data aggregation, analytics and compliance tools, and integration with other industry platforms and providers.
We provide some or all of the Investment Servicing integrated products and services to clients in the U.S. and in many other markets, including, among others, Australia, Cayman Islands, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, South Korea and the U.K. As of December 31, 2020, we serviced AUC/A of approximately $28.25 trillion in the Americas, approximately $8.10 trillion in Europe and the Middle East and approximately $2.45 trillion in the Asia-Pacific region1.
Investment Management
Our Investment Management line of business, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees. As of December 31, 2020, State Street Global Advisors had AUM of approximately $3.47 trillion.
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
Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to implement efficiencies into our operational processes, to bring new services to market in a timely fashion at competitive prices, to integrate existing and future products and services effectively into State Street Alpha, to continue to expand our relationships with existing clients, and to attract new clients.
We are a systemically important financial institution (SIFI) and are subject to extensive
1 Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 7

regulation and supervision with respect to our operations and activities. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same limitations, requirements and standards with respect to their operations and activities. Most other financial institutions designated as systemically important have substantially greater financial resources and a broader base of operations than we do and are, consequently, in a better competitive position to manage and bear the costs of this enhanced regulatory requirement. See "Supervision and Regulation" in this Item for more information.
HUMAN RESOURCES
Our employees are a core asset and a key driver of our long-term performance. Our employees drive the company’s value proposition, innovate better ways to serve our clients and act as custodians of our reputation. We seek to empower our employees by providing development and learning opportunities to keep our personnel engaged and help our teams reach their full potential, by promoting an inclusive and diverse workplace and by improving productivity and efficiency. We first measure our executives’ business and technical performance, and then may further adjust their compensation, based on their risk performance and their performance against critical leadership behaviors and culture traits that align with our human capital management strategy.
In 2020, the COVID-19 pandemic had a significant impact on how we managed our human capital. Nearly all of our workforce began working remotely, reaching approximately 90% in April 2020, and we instituted safety protocols and procedures for the essential employees who returned to work on site. During this period of uncertainty for our employees, we committed in the first quarter of 2020 that no workforce reductions would occur in 2020, other than for performance or conduct reasons. Due to the net impact of hiring and attrition levels, both of which we monitor closely, our workforce at the end of 2020 was up 1% compared to 2019 at approximately 39,000 employees, 67% of whom are located outside the U.S. Moreover, approximately 90% of responding employees indicated during an all-employee survey that they were proud of the way the company is responding to the crisis.
Reflecting the key role of human capital in our business strategy, in 2020, we renamed the Board of Directors’ Executive Compensation Committee as the Human Resources Committee and highlighted in its charter the Committee’s oversight responsibilities for human capital management, including recruitment, retention and inclusion and diversity initiatives. We also established the Enterprise Talent Management Committee, a management-level committee, consisting of senior leaders of our organization, which oversees our global business activities. The Enterprise Talent Management Committee provides leadership, input and advisory oversight for all aspects of our global talent related initiatives that support achievement of our strategic priority to become a high-performing organization.
Our Culture and Values
Our culture and values help to define us as a company and are embodied in the following culture traits we expect of our employees:
•Choose to Own It;
•Break Through Silos;
•Deliver Results with Integrity and Speed;
•Do Better Every Day; and
•Care for Our Colleagues, Clients and Community.
We believe that an inclusive and diverse culture where all employees feel valued and engaged makes State Street a desirable place to work, helps us to attract key talent and retain employees as they grow in their careers and fosters an environment that enhances each individual’s productivity and professional satisfaction.
The integrity and ethical decision-making of our employees is also paramount for our culture. We encourage employees to speak up if they see behavior that is inconsistent with our Standard of Conduct and values, and we provide multiple channels for them to do so. Our goal is to promote ethical conduct by treating minor policy breaches as learning opportunities, with major policy breaches and misconduct treated promptly, professionally, and seriously.
Compensation Philosophy
Our overall aim with respect to compensation is to reward and motivate high-performing employees and to provide competitive incentive opportunities, encouraging employees to learn and grow in their careers. Compensation is typically comprised of fixed compensation, which reflects individual skills and abilities relative to role requirements, and variable compensation, which is designed to link total compensation opportunities to organizational, business line, risk management and individual performance. Our compensation program is intended to drive our business strategy by differentiating pay based on performance against annual objectives.
Development and Learning
Professional development and employee learning are key elements of our talent retention strategy. We seek to align our learning and development programs with our long-term strategy by offering skills enhancement targeting the rapidly changing, technology-centric demands of the financial services industry to our workforce. We also provide
State Street Corporation | 8

targeted professional development opportunities and new roles for key talent, which we believe helps to deepen our employees’ skillsets and provides them with a broader perspective on the organization. To help leverage our internal talent, we launched an internal talent marketplace during 2020. The talent marketplace is an innovative way for employees to access new roles, skills, and opportunities, and for managers to recruit internal talent. By broadening every employee’s access to roles and by showing managers the full breadth of talent at State Street, our goal is to provide better pathways to long-term success for all employees.
Inclusion and Diversity
While inclusion and diversity have long been a focus for our company, we are working to accelerate progress against our racial/ethnic diversity goals and build more equity through all of our talent processes and within our communities via “10 Actions Against Racism and Inequality,” which we announced in July 2020. These concrete actions are intended to address racial and social injustice by improving inclusion and diversity within our own organization and advocating for the same in our industry. While we have taken many steps to address inequality and racism in our organization, in our communities, and through our asset stewardship program, we have more work to do. This includes our plan to increase the representation, development, and advancement of Black and Latinx employees and working with our Board of Directors to add Black and Latinx directors by 2022. More details on the “10 Actions” are available on our website.
At the end of 2020, our global workforce was 54.5% male and 45.2% female, and women represented 30.1% of our leadership (defined as senior vice president level and above). In the U.S., 30% of our workforce self-identified as employees of color. We also publish our demographic data in our EEO-1 report, which is included in our Corporate Responsibility Report (renamed as our ‘Environmental, Social and Governance Report’ for 2020), and can be found in the Values section of our website.
Organizational Effectiveness
Driving improvements in both individual and organizational productivity is a key ongoing focus of our overall human capital management strategy. We seek to enhance the value each employee is able to contribute by investing in new technologies, designing more effective organizational structures, improving processes and operating models, optimizing our global footprint, and aligning incentives to outcomes. We believe that improving the productivity of our workforce will yield more engaged and higher performing employees and better products and services for our clients.
Additional Information
Additional information on our human capital management strategy, including detailed demographic data, will be contained in our 2020 Environmental, Social and Governance Report, which we expect to make available on our website by April 30, 2021.
SUPERVISION AND REGULATION
We are registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which bank holding companies and their non-banking subsidiaries may engage to managing or controlling banks and to a range of activities that are considered to be closely related to banking. Bank holding companies that have elected to be treated as financial holding companies, such as the Parent Company, may engage in a broader range of activities considered to be "financial in nature." The regulatory limits on our activities also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control 5% or more of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
The Parent Company has elected to be treated as a financial holding company and, as such, may engage in a broader range of non-banking activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined by the Federal Reserve to be financial in nature, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our U.S. depository institution subsidiaries are expected to be well capitalized and well managed, as defined in applicable regulations and determined in part by the
State Street Corporation | 9

results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
In response to the 2008 financial crisis, as well as other factors, such as technological and market changes, both the scope of the laws and regulations and the intensity of the supervision to which our business is subject has increased. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. Subsequently, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was enacted. The EGRRCPA’s revisions to the U.S. financial regulatory framework have altered certain laws and regulations applicable to us and other major financial services firms. Irrespective of any regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
In addition, increased regulatory requirements and initiatives have been and are being implemented internationally with respect to financial institutions, including the implementation of the Basel III rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” in our Management's Discussion and Analysis in this Form 10-K for a discussion of Basel III), the European Commission’s Investment Firm Review and Central Securities Depositories Regulation, as well as upcoming proposals for a review of the Alternative Investment Fund Managers Directive and proposals under the Capital Markets Union Action Plan.
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
Regulatory Capital Adequacy and Liquidity Standards
Basel III Rule
We, as an advanced approaches banking organization, are subject to the Basel III framework in the U.S. The provisions of the Basel III rule related to minimum capital requirements, regulatory capital buffers and deductions and adjustments to regulatory capital were fully implemented as of January 1, 2019. We are also subject to the market risk capital rule jointly issued by U.S. banking regulators to implement the changes to the market risk capital framework in the U.S.
As required by the Dodd-Frank Act, we, as an advanced approaches banking organization, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer and countercyclical capital buffer described below in this "Supervision and Regulation" section. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
Risk Weighted Assets
The Basel III rule provides for two frameworks for the calculation of RWA for purposes of bank regulatory compliance: the “standardized” approach and the “advanced” approaches, which are applicable to advanced approaches banking organizations, like us.
The standardized approach prescribes standardized risk weights for certain on- and off-balance sheet exposures in the calculation of RWA. The advanced approaches consist of the Advanced Internal Ratings-Based Approach (AIRB) used for the calculation of RWA related to credit risk and the Advanced Measurement Approach (AMA) used for the calculation of RWA related to operational risk.
In November 2019, the Federal Reserve and the other U.S. federal banking agencies (U.S. Agencies) issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a new methodology for calculating the exposure amount for derivative contracts. Under the final rule, which becomes effective on January 1, 2022, we will have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We will be required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Due to the nature of our trading activities, the impact of the final rule may have a greater proportional impact on our RWA than on some of our G-SIB peers. In addition, under the final rule we will be required to use a simplified formula to determine the RWA amount of our central counterparty default fund contributions.

State Street Corporation | 10

Minimum Risk-Based Capital Requirements
Among other things, the Basel III rule (as amended) requires:
•a minimum CET1 risk-based capital ratio of 4.5% and a minimum SLR of 3% for advanced approaches banking organizations;
•a minimum Tier 1 risk-based capital ratio of 6%;
•a minimum total capital ratio of 8%; and
•the stress capital and countercyclical capital buffers, referenced below, as well as a G-SIB surcharge and the enhanced SLR (which acts as an SLR buffer) described in "Capital" in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-K.
Under the Basel III rule, our total regulatory capital is composed of three tiers: CET1 capital, Tier 1 capital (which includes CET1 capital), and Tier 2 capital. The total of Tier 1 and Tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus plus retained earnings and the cumulative effect of foreign currency translation plus net unrealized gains (losses) on debt and equity securities classified as AFS, less treasury stock and less goodwill and other intangible assets, net of related deferred tax liabilities. Tier 1 capital is composed of CET1 capital plus additional Tier 1 capital instruments which, for us, includes four series of preferred equity outstanding as of December 31, 2020. Tier 2 capital includes certain eligible subordinated long-term debt instruments. Total regulatory capital consists of Tier 1 capital and Tier 2 capital.
Certain other items, if applicable, must be deducted from Tier 1 and Tier 2 capital, including certain investments in the capital of unconsolidated banking, financial and insurance entities and the amount of expected credit losses that exceeds recorded allowances for loan and other credit losses. Expected credit losses are calculated for wholesale credit exposures by formula in conformity with the Basel III rule.
G-SIB Surcharge
The eight U.S. bank holding companies deemed to be G-SIBs, including us, are required to calculate the G-SIB surcharge annually according to two methods, and be bound by the higher of the two:
•Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability; or
•Method 2: Alters the calculation from Method 1 by factoring in a short-term wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components.
Method 2 is the binding methodology for us as of December 31, 2020, and our applicable surcharge for 2021 was calculated to be 1.0% based on a calculation date of December 31, 2019.
Stress Capital Buffer
On March 4, 2020, the U.S. Agencies issued the Stress Capital Buffer (SCB) final rule that replaces, under the standardized approach, the capital conservation buffer (2.5%) with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement, which became effective October 1, 2020, can be no less than 2.5% of RWA. On June 25, 2020, we were notified by the Federal Reserve of our preliminary SCB at the minimum of 2.5% for the period of October 1, 2020 through September 30, 2021, which was later finalized on August 10, 2020. For additional information about the SCB final rule, refer to “Capital Planning, Stress Tests and Dividends” in this "Supervision and Regulation" section.
Under the SCB final rule, a banking organization would be able to make capital distributions (subject to other regulatory constraints, such as regulatory review of its capital plans) and discretionary bonus payments without specified limitations, as long as it maintains the required capital conservation buffer of 2.5% plus the applicable G-SIB surcharge (plus any potentially applicable countercyclical capital buffer) over the minimum required risk-based capital ratios and leverage based requirements. From time to time, under certain economic conditions, banking regulators may establish a minimum countercyclical capital buffer up to a maximum of 2.5% of total RWA. The countercyclical capital buffer was initially set by banking regulators at zero, and has not been increased since its inception.
Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2021, including a capital conservation buffer and an SCB of 2.5% for advanced and standardized approaches, respectively, and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for Tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.

State Street Corporation | 11

Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a supplementary leverage ratio. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The Tier 1 leverage ratio differs from the SLR primarily in that the denominator of the Tier 1 leverage ratio is a quarterly average of on-balance sheet assets, while the SLR additionally includes off-balance sheet exposures. We must maintain a minimum Tier 1 leverage ratio of 4%.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain a 2% SLR buffer in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
In November 2019, pursuant to the EGRRCPA, the U.S. Agencies adopted a final rule that establishes a deduction for central bank deposits from a custodial banking organization’s total leverage exposure for purpose of calculating the SLR and which is not applicable to total leverage exposure under the calculation of Tier 1 leverage. This deduction is equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. For the quarter ended December 31, 2020, we excluded $76.7 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. The TLAC and LTD that State Street is required to hold under SLR-based requirements reflect the exclusion of certain central bank balances as a consequence of the rule.
In addition, on May 15, 2020, the U.S. banking regulators issued an interim final rule temporarily permitting, until March 31, 2021, banking organizations to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the SLR denominator. While we already receive the benefit of excluding central bank deposits pursuant to the final rule implementing the EGRRCPA, we have further excluded U.S. Treasury securities, in the amount of $13.60 billion of average balances pursuant to this temporary relief. See "Subsidiaries" in this section for further discussion of the impact of the final rule on State Street Bank.
The SA-CCR final rule adopted in November 2019, which becomes effective on January 1, 2022, also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.
On April 11, 2018, the Federal Reserve proposed modifications to the SLR that would replace the current 2% SLR buffer applicable to us with an SLR buffer equal to 50% of our applicable G-SIB capital surcharge. The Federal Reserve has not finalized these proposed modifications.

State Street Corporation | 12

Selected Recent Regulatory Developments Summary

Final Rule Issued	Final Rule Effective Date	Description
March 2020	October 1, 2020
The U.S. Agencies issued the SCB final rule that replaced, under the standardized approach, the capital conservation buffer of 2.5% with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement can be no less than 2.5% of RWA. For additional information about the SCB final rule, refer to "Stress Capital Buffer" and “Capital Planning, Stress Tests and Dividends” in this "Supervision and Regulation" section.

September 2020	December 28, 2020
Following the launch of the MMLF program, which we participate in, the Federal Reserve issued an interim final rule on March 19, 2020 (followed by a final rule on September 29, 2020), allowing Bank Holding Companies (BHCs) to exclude assets purchased through the MMLF program from their RWA, total leverage exposure and average total consolidated assets. For the quarter ended December 31, 2020, we deducted $4.2 billion of MMLF program average HTM securities.

August 2020	January 1, 2021
In March 2020, the U.S. Agencies issued an interim final rule (followed by a final rule in August 2020) that revised the definition of eligible retained income for all U.S. banking organizations, including us. The revised definition of eligible retained income makes any automatic limitations on capital distributions that could apply to us under the federal banking agencies’ capital or TLAC rules take effect on a more gradual basis in the event that a banking organization’s capital, leverage or TLAC ratios were to decline below regulatory requirements, including applicable regulatory capital buffers.

October 2020	April 1, 2021	The U.S. Agencies issued a final rule that will require us and State Street Bank to make certain deductions from regulatory capital for investments in certain unsecured debt instruments, including eligible LTD under the TLAC rule, issued by us and other U.S. and foreign G-SIBs.
October 2020	July 1, 2021
In October 2020, the U.S. Agencies issued a final rule implementing the Basel Committee on Banking Supervision's (BCBS) NSFR in the United States, which will apply to us and State Street Bank. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics.

November 2019	January 1, 2022
The U.S. Agencies issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a new methodology for calculating the exposure amount for derivative contracts under the U.S. regulatory capital rules. Under the final rule, we will have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We will be required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Due to the nature of our trading activities, the impact of the final rule may have a greater proportional impact on our RWA than on some of our G-SIB peers. In addition, under the final rule we will be required to use a simplified formula to determine the RWA amount of our central counterparty default fund contributions. The final rule also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.

State Street Corporation | 13

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
Among other things, the TLAC rule required us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, as of January 2021, we must hold
(1) combined eligible Tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable counter-cyclical buffer, which is currently 0%) and 9.5% of total leverage exposure (7.5% minimum plus the enhanced SLR buffer of 2.0%), as defined by the SLR rule; and
(2) qualifying external LTD equal to the greater of 7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%) and 4.5% of total leverage exposure, as defined by the SLR rule.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III framework introduced two quantitative liquidity standards: the LCR and the NSFR.
We are subject to the rule issued by the U.S. Agencies implementing the BCBS LCR in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
The LCR measures an institution’s HQLA against its net cash outflows under a prescribed stress environment. We report LCR to the Federal Reserve daily and are required to calculate and maintain an LCR that is equal to or greater than 100%. In addition, we publicly disclose certain qualitative and quantitative information about our LCR consistent with the requirements of the Federal Reserve's final rule.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other types of investments, resulting in a negative impact on our NII and our NIM. In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time. Deposits resulting from certain services provided (“operational deposits”) are treated as more resilient during periods of stress than other deposits. As a result, if balances of operational deposits increased relative to our total client deposit base, we would expect to require less HQLA in order to maintain our LCR. Conversely, if balances of operational deposits decreased relative to our total client deposit base, we would expect to require more HQLA. On May 5, 2020, the U.S. banking agencies issued a rule that modifies the LCR rule to neutralize the impact on LCR of the advances made by the
State Street Corporation | 14

MMLF (and Paycheck Protection Liquidity Facility) and the exposures securing such advances.
In October 2020, the U.S. Agencies issued a final rule implementing the BCBS’s NSFR in the United States. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we will be required to maintain an NSFR that is equal to or greater than 100%. The final rule will become effective as of July 1, 2021. The final rule will also require us to publicly disclose our quarterly NSFR on a semiannual basis beginning in 2023.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual CCAR framework. The Federal Reserve conducts its own stress tests of our business operations using supervisory models, the results of which it uses to calibrate our annual SCB, subject to a minimum of 2.5%. In addition, under the Federal Reserve’s capital plan rule, we must conduct periodic stress testing of our business operations and submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve. The Federal Reserve conducts a qualitative assessment of our capital plan as part of the CCAR process to evaluate the strength of our capital planning practices, including our ability to identify, measure, and determine the appropriate amount of capital for our risks, and controls and governance supporting capital planning.
On March 4, 2020, the Federal Reserve issued a final rule to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The final rule, which applies to certain bank holding companies, including us, introduced an SCB and related changes to the capital planning and stress testing processes. The SCB became effective on October 1, 2020.
In the standardized approach, the SCB replaced the capital conservation buffer of 2.5%. The standardized approach SCB equals the greater of (i) 2.5%; and (ii) the maximum decline in our CET1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the ratio of (a) the sum of the dollar amount of our planned common stock dividends for the fourth through seventh quarters of the supervisory stress test projection period to (b) our projected RWA for the quarter in which our projected CET1 capital ratio reaches its minimum in the supervisory stress test. Regulatory capital requirements under the standardized approach include the SCB, as summarized above, as well as our G-SIB capital surcharge and any applicable countercyclical capital buffer.
The final rule made related changes to capital planning and stress testing processes for bank holding companies subject to the SCB requirement. In particular, the final rule assumes that bank holding companies maintain a constant level of assets and RWA throughout the supervisory stress test projection period. In addition, under the final rule the supervisory stress test no longer assumes that bank holding companies make all nine quarters of planned capital distributions under stress, although the SCB incorporates the dollar amount of four quarters of planned common stock dividends, as described above.
The final rule did not change regulatory capital requirements under the advanced approaches, the Tier 1 leverage ratio or the SLR.
On June 25, 2020, we were notified by the Federal Reserve of the results from the 2020 DFAST stress test, including our preliminary SCB of 2.5%. On August 10, 2020, the Federal Reserve announced that our final SCB effective October 1, 2020 is 2.5%, resulting in no change to our existing regulatory capital requirements.
Although the final SCB rule changed the effect of the CCAR process so that the SCB applied to our baseline capital measures, rather than CCAR, is the source of our stress-based capital requirements, we continue to be subject to capital plan requirements and the CCAR process. Under the capital planning and CCAR requirements, our annual capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any capital qualifying instruments, any capital distributions, such as payments of dividends on, or repurchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III rule, and serve as a source of strength to State Street Bank under supervisory stress scenarios. Changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as repurchases of our stock, and may require resubmission of the capital plan to the Federal Reserve if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
State Street Corporation | 15

In addition to its capital planning requirements, the Federal Reserve has the authority to prohibit or to limit the payment of dividends, the repurchase of common stock, or other capital actions that reduce capital by the banking organizations it supervises, including the Parent Company and State Street Bank, if, in the Federal Reserve’s opinion, the capital action would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect our ability to pay dividends and repurchase our stock or require us to provide capital assistance to State Street Bank and any other banking subsidiary. Our common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by our Board of Directors at the relevant times.
In connection with our 2019 capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased a total of $1.0 billion of our common stock in the third and fourth quarters of 2019 under the 2019 Program and a total of $500 million of our common stock in the first quarter of 2020 under the 2019 Program. On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020.
On June 25, 2020, the Federal Reserve announced distribution limitations for CCAR banking organizations, including us, during the third quarter of 2020. On September 30, 2020, the Federal Reserve announced that it would extend the limitations for the fourth quarter of 2020. The limitations prohibited us from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the Federal Reserve. During the third and fourth quarters of 2020, CCAR banking organizations were, however, authorized to make share repurchases relating to issuances of common stock related to employee stock ownership plans; provided that the organization did not increase the amount of its common stock dividends, to pay common stock dividends that did not exceed an amount equal to the average of the organization’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve; and to make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
Due to the economic challenges created by the COVID-19 pandemic, the Federal Reserve required all participating CCAR banks to resubmit their capital plans under updated scenarios that were released by the Federal Reserve on September 17, 2020.
We resubmitted our 2020 Capital Plan and received results from the Federal Reserve on December 18, 2020. In addition to providing results, the Federal Reserve also announced modifications to the applicable distribution limitations for CCAR banking organizations, including us, that would be in effect for the first quarter of 2021. The modified limitations continue to prohibit any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the Federal Reserve. During the first quarter of 2021, CCAR banking organizations that are U.S. bank holding companies, including us, are, however, authorized to:
• pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the organization's net income for the four preceding calendar quarters, provided that the organization does not increase the amount of its common stock dividends to be larger than the level paid in the second quarter of 2020;
• make share repurchases that equal the amount of share issuances related to expensed employee compensation; and
• redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
The modified restrictions allow us to resume common share repurchases in the first quarter of 2021, and in January 2021 our Board approved a first quarter 2021 repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021.
When permitted, stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. The common stock purchase program does not have specific price targets and may be suspended at any time.
The Federal Reserve, under the Dodd-Frank Act, previously required us to conduct semi-annual State Street-run stress tests and to publicly disclose the summary results of our State Street-run stress
State Street Corporation | 16

tests under the severely adverse economic scenario. We are also required to undergo an annual supervisory stress test conducted by the Federal Reserve. The EGRRCPA modifies certain aspects of these stress-testing requirements, reducing the number of scenarios in the Federal Reserve’s supervisory stress test from three to two and modifying our obligation to perform company-run stress-tests from semi-annually to annually. The Federal Reserve adopted a final rule in October 2019 that, among other things, implemented this modification.
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
The Volcker Rule regulations require banking entities to establish extensive programs designed to promote compliance with the restrictions of the Volcker Rule. We have established a compliance program which we believe complies with the Volcker Rule regulations as currently in effect. Our compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which State Street Global Advisors acts as an advisor and certain types of trustee relationships. Consequently, Volcker Rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
In October 2019, the Federal Reserve and the other federal financial regulatory agencies responsible for the Volcker Rule regulations adopted an interagency final rule that revised certain elements of those regulations. The changes focused on proprietary trading, including the metrics reporting requirements and certain requirements imposed in connection with permitted market making, underwriting and risk-mitigating hedging activities, including market-making in and underwriting of covered funds. These revisions became effective on January 1, 2020, with compliance required by January 1, 2021. The agencies responsible for the Volcker Rule regulations adopted a separate interagency final rule in June 2020 focused on the covered funds provisions which generally prohibit any banking entity from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with, a hedge fund or private equity fund. These revisions became effective on October 1,
2020. These revisions do not have a material impact on us.
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
The FSOC can recommend prudential standards, reporting and disclosure requirements for SIFIs to the Federal Reserve, and must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The FSOC is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the Office of Financial Research within the U.S. Department of the Treasury, can gather data and reports from financial institutions, including us.
Under the Federal Reserve's enhanced prudential standards regulation under the Dodd-Frank Act, as amended by the EGRRCPA, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when effective, the NSFR. The regulations also establish requirements and responsibilities for our risk committee and mandate risk management standards.
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
State Street Corporation | 17

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
We submitted our updated 2019 165(d) resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC (the Agencies) before July 1, 2019, and our resolution strategy is materially consistent with our prior resolution strategy. In reviewing the 2019 plan, the Agencies noted meaningful improvements over prior plan submissions. The Agencies did not identify any deficiencies in the 2019 plan, but did identify one shortcoming related to the implementation of governance mechanisms. We submitted to the Agencies our plan to remediate this shortcoming in line with the expected timeframe. In addition to the above letter, the Federal Reserve and FDIC jointly issued a final rule that was published in the Federal Register on November 1, 2019. This final rule revised the implementation requirements under the Dodd- Frank Act's resolution planning provisions by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street. This cycle alternates between a targeted resolution plan, followed two years later by a full resolution plan. The Agencies have published the scope for the upcoming targeted resolution plan to include the core elements of resolution planning and some specific firm level information, including impacts from the COVID-19 pandemic. The next resolution plan is due on July 1, 2021.
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
Under the support agreement, the Parent Company pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and will continue to contribute such assets, to the extent available, on an ongoing basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent
State Street Corporation | 18

Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an Insured Depository Institution plan. In November 2018, the FDIC announced that until the FDIC completed revisions to its IDI plan requirements, no IDI plans would be required to be filed. In January 2021, the FDIC lifted the moratorium on IDI plan filings for IDIs with $100 billion or more in assets, including State Street Bank. In lifting the moratorium, the FDIC stated that it will provide at least 12 months’ advance notice prior to requiring submission of an institution’s next IDI plan.
Additionally, we are required to submit a recovery plan for State Street to the Federal Reserve. This plan includes detailed governance triggers and contingency actions that can be implemented in a timely manner in the event of extreme financial distress in those entities.
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Parent Company, and certain covered subsidiaries, can be subjected to the orderly liquidation authority which went into effect in 2010. For the FDIC to be appointed as our receiver, two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board must recommend appointment, and the U.S. Treasury Secretary, in consultation with the U.S. President, must then make certain extraordinary
State Street Corporation | 19

financial distress and systemic risk determinations. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
The orderly liquidation authority went into effect in 2010, and rulemaking is proceeding incrementally, with some regulations now finalized and others planned but not yet proposed. If the FDIC were appointed as the receiver of the Parent Company pursuant to the orderly liquidation authority, the FDIC would have considerable powers to resolve the Parent Company, including: (1) the power to remove officers and directors responsible for the Parent Company's failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among similarly situated creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
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
Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations. Our banking subsidiaries are subject to supervision and examination by various regulatory authorities and have regulatory requirements that may differ from State Street Corporation.
State Street Bank
State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch.
As with the Parent Company, State Street Bank is considered an advanced approaches banking organization subject to the Basel III framework in the U.S. and is also subject to the market risk capital rule jointly issued by U.S. Agencies to implement the changes to the market risk capital framework in the U.S. As required by the Dodd-Frank Act, State Street Bank, as an advanced approaches banking organization, is subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of its regulatory capital adequacy, including the capital conservation buffer and countercyclical capital buffer described above in this "Supervision and Regulation" section.
Under the Basel III rule, State Street Bank's regulatory capital calculations, including any additions or deductions from capital for regulatory purposes, are consistent with the calculations of the Parent Company.
State Street Corporation | 20

Similar to our Parent Company, State Street Bank is subject to the Tier 1 leverage ratio and the supplementary leverage ratio. However, as State Street Bank is the insured depository institution subsidiary of one of the eight US G-SIBs, it is required to maintain a minimum Tier 1 leverage ratio of 5% and a minimum SLR of 6% to be considered well-capitalized.
Furthermore, for the purposes of calculating the SLR ratio, State Street Bank is similarly subject to a final rule adopted by the U.S. Agencies that establishes a deduction for central bank deposits from a custodial banking organization’s total leverage exposure. For the quarter ended December 31, 2020, State Street Bank excluded $76.7 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. In addition, State Street Bank is temporarily permitted, until March 31, 2021, to elect to exclude U.S. Treasury securities from the calculation of the SLR denominator, provided that, in order to make such an election, it must request regulatory approval before making capital distributions, including paying dividends to its parent company, as long as the exclusion is in effect. State Street Bank elected not to take this temporary exclusion and accordingly did not exclude U.S. Treasury securities from the calculation of the SLR denominator.
Pursuant to the BCBS NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank will be similarly required to maintain an NSFR that is equal to or greater than 100%.
We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates generally are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, are limited in the aggregate for all affiliates to 20% of State Street Bank's capital and surplus, and in some cases are also subject to strict collateral requirements. Derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions pursuant to the Dodd-Frank Act. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker Rule generally prohibits similar transactions between the Parent Company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the Volcker Rule regulations.
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
Other Subsidiaries
Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they operate.
Our subsidiaries, State Street Global Advisors FM and State Street Global Advisors Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. State Street Global Advisors FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. State Street Global Advisors Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. State Street Global Advisors Ltd. is also authorized and regulated by the United Kingdom Financial Conduct Authority (U.K. FCA) and is an investment firm under the Markets in Financial Instruments Directive. Our subsidiary, State Street Global Advisors Asia Limited, a Hong Kong incorporated company, is registered as an investment adviser with the SEC and additionally is licensed by the Securities and Futures Commission of Hong Kong to perform a variety of activities, including asset management. State Street Global Advisors Asia Limited also holds permits as a qualified foreign institutional Investor (QFII) and a renminbi qualified foreign institutional investor (RQFII), approved by the Securities Regulatory Commission in the People’s Republic of
State Street Corporation | 21

China, and in Korea is registered with the Financial Services Commission as a cross-border investment advisory company and a cross-border discretionary investment management company. In addition, a major portion of our investment management activities are conducted by State Street Global Advisors Trust Company, which is a subsidiary of State Street Bank and a Massachusetts chartered limited purpose trust company subject to the supervision of the Massachusetts Commissioner of Banks and the Federal Reserve with respect to these activities.
Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to the Employee Retirement Income Security Act (ERISA), and is regulated by the U.S. DOL.
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
State Street Corporation | 22

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
State Street Corporation | 23

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
“Credit Risk Management” section included in Management’s Discussion and Analysis (Item 7) and Note 4, “Loans,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for credit losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - discloses deposit information.
Note 8, “Short-Term Borrowings,” to the consolidated financial statements (Item 8) - discloses information regarding our short-term borrowings.
ITEM 1A. RISK FACTORS
Risk Factors
In the normal course of our business activities, we are exposed to a variety of risks. The following is a discussion of material risk factors applicable to us. Additional information about our risk management framework is included under “Risk Management” in Management’s Discussion and Analysis in this Form 10-K. Additional risks beyond those described in our Management's Discussion and Analysis or in the following discussion may apply to our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which we operate or may in the future operate.
Strategic Risks
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, may have materially greater resources to invest in infrastructure and product development than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our
State Street Corporation | 24

business. Our efforts to develop and market new products, particularly in the “Fintech” sector, may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operational margins and may limit the positive impact of new client demand and growth in AUC/A. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
Some of our competitors including our competitors in core services, have substantially greater capital resources than we do, are not subject to as stringent capital or other regulatory requirements as we are, or may not be as constrained as we are by these requirements due to the relative size of our balance sheet. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality and intra-company confidentiality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.
We are subject to variability in our assets under custody and/or administration and assets under management, and in our financial results, due to the significant size of many of our institutional clients, and are also subject to significant pricing pressure due to the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client's assets can occur for a variety of reasons. For example, as a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. The transition is expected to begin in 2022 but will principally occur in 2023. For the year ended December 31, 2020, the fee revenue associated with the transitioning assets represented approximately 1.5% of our total fee revenue. Our AUM or AUC/A are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the U.S.), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Our strategy of focusing our efforts on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Development and completion of new products and services, including State Street Alpha, may impose costs on us, involve dependencies on third parties and may expose us to increased operational and model risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related
State Street Corporation | 25

expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as distributed ledger technology (“Blockchain"), and developing potentially industry-changing products, services and standards. For example, in 2018, we acquired CRD, and are leveraging the capabilities acquired to create State Street Alpha by combining with offerings from our Investment Servicing business line. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Alpha, often also involve dependencies on third parties to, among other things, access innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures, including rapid technological change in the industry, our ability to access technical, data and other information from our clients, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, sharing of benefits in those relationships, conflicts with existing business partners and clients, protection of intellectual property, the competition for employees with the necessary expertise and experience and sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client or may not produce anticipated efficiencies, savings or benefits for either the client or us. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including completion of State Street Alpha, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
Our business may be negatively affected by our failure to update and maintain our technology infrastructure.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Strategic initiatives that we are currently developing or executing against include cost initiatives, enhancements and efficiencies to our operational processes, improvements to existing and new service offerings, targeting for sales growth certain segments of the markets for investor services and asset management, and enhancements to existing and development of new information technology and other systems. Implementing strategic programs and creating cost efficiencies involves certain strategic, technological and operational risks. Many features of our present initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the resiliency of our systems and operations. These initiatives also may result in increased or unanticipated costs or earnings volatility, may take longer than anticipated to implement and may result in increases in operating losses, inadvertent data disclosures or other operating errors. In implementing these programs, we may have material dependencies on third parties. The transition to new operating processes and technology infrastructure may also cause disruptions in our relationships with clients and employees or loss of institutional understanding and may present other unanticipated technical or operational hurdles. In addition, the relocation to or expansion of servicing activities and other operations in different geographic regions or vendors may entail client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated cost savings or other benefits and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. In addition, some systems development initiatives may not have access to significant resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to enhance security and resiliency and decommission obsolete technologies, to permit us to optimize our use of capital or to reduce the risk of operating error. In addition, the implementation of our State Street Alpha platform and integration of CRD requires substantial systems development and expense. We may not have the
State Street Corporation | 26

resources to pursue all of these objectives simultaneously.
The COVID-19 Pandemic Continues to Create Significant Risks and Uncertainties for Our Business.
The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States and internationally, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating at-home and in-office staff, the impact of market participants on which we rely, actions taken by governmental authorities and other third parties in response to the pandemic and the impact of equity market valuations and extended sales and implementation cycles for some clients on our service and management fee revenue.
The COVID-19 pandemic has negatively impacted the global economy, caused fluctuations in equity market valuations, at times decreased liquidity in fixed income markets, created significant volatility and disruption in financial markets, increased unemployment levels and disrupted global supply chains. This has created, at peak periods of volatility, extraordinary demand on our transaction processing capabilities in our asset servicing business and volatility in our foreign exchange and asset management businesses. The market and economic uncertainty has also increased the risks inherent in our activities as a credit provider to investment pools and other institutional investors and caused us to increase our provision for credit losses. In addition, our and other market participants’ reliance upon work from home capabilities, and the potential inability to maintain critical staff in our operational facilities, including facilities in the United States, the United Kingdom, Germany, China, India and Poland, present risks associated with our and local infrastructure, increasingly restrictive local regulations, illness, quarantine, the sustainability of a work from home environment and increased risk of cyber-security attacks. Any material or extended disruption of our ability to deliver services or meet our responsibilities in the settlement of securities or other market activities is likely to result in operating losses, loss of revenue or penalties under our service contracts which may have a material adverse impact on our results of operation and financial condition. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest rate environment, which has reduced, and may continue to reduce, our net interest income and net interest margin.
In March 2020, we announced, together with the other U.S.-based G-SIBs, that we temporarily suspended our common stock repurchase program, in light of the COVID-19 pandemic. Subsequently, in connection with a requirement for all CCAR banking organizations, including State Street, to participate in additional supervisory capital stress tests due to the challenges created by the COVID-19 pandemic, the Federal Reserve limited the ability of all CCAR banking organizations to make capital distributions for the remainder of 2020. As a result, we did not return capital to shareholders in the form of common stock repurchases during the nine months ended December 31, 2020. In December 2020, we announced, following the results of the additional stress test, that we have been authorized to continue to pay common stock dividends at current levels and to resume purchasing common shares in the first quarter of 2021 in the aggregate amount up to the average of our quarterly net income during 2020. However, there can be no assurance the Federal Reserve will not require additional stress testing, modify existing or apply new limitations on distributions of capital to shareholders or introduce new or additional regulatory actions, restrictions or requirements in connection with the COVID-19 pandemic or associated market or industry developments. Where permitted consistent with regulatory standards, the timing of stock purchases, types of transactions and number of shares purchased under our stock purchase programs will depend on several factors, including market conditions and our capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. We undertake transactions of varying sizes to, among other reasons, expand our geographic footprint, access new clients, distribution channels, technologies or services, develop closer or more collaborative relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, strategic, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and
State Street Corporation | 27

financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated revenue growth or cost savings; or we may otherwise be adversely affected by acquisition-related charges. The intellectual property of an acquired business may be an important component of the value that we agree to pay for it. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. Similarly, such acquisitions present risks on our ability to retain the acquired talent, which may be essential to achieve our objectives in the acquisition. The integration of an acquired business's information technology infrastructure into ours has in the past and may in the future also expose us to additional security and resiliency risks. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of approximately $2.46 billion associated with our acquisition of CRD in 2018. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined.
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
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals, non-objections or regulatory exceptions from the Federal Reserve and other domestic and non-U.S.
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
The integration and the retention and development of the benefits of our acquisitions result in risks to our business and other uncertainties.
In recent years, we have undertaken several acquisitions, including our 2018 acquisition of CRD and our 2016 acquisition of the General Electric Asset Management (GEAM) business. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share, cause impairment to goodwill and other intangibles or result in reputational harm, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the costs of which can be difficult to estimate, as well as heightened cultural and compliance concerns in
State Street Corporation | 28

integrating an unregulated firm into a bank regulatory environment. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities. Joint ventures involve all of these risks, as well as risks associated with shared control and decision-making (even in majority-owned situations), minority rights and exit rights, which can delay, challenge or foreclose execution on material opportunities or initiatives, create regulatory risks and limit divestment opportunities.
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
Integration of CRD and its business, operations and employees with our own may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost synergies of the acquisition may not be fully realized, which could adversely impact our business operations, financial condition and results of operations.
We completed our acquisition of CRD on October 1, 2018. The success of the acquisition, including the achievement of anticipated growth opportunities and cost synergies of the acquisition, continues to be subject to a number of uncertainties and will depend, in part, on our ability to successfully combine and integrate CRD’s business into our business in an efficient and effective manner. The combined company may face significant challenges in implementing such integration, including challenges related to:
•integrating CRD's business into our own in a manner that permits the combined company to achieve the cost and operating synergies anticipated to result from the acquisition, which could result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;
•retaining CRD’s clients, some of which are our competitors;
•retaining key management and technical personnel;
•integrating CRD’s software solutions with our existing products and services and related operations and systems, including performance, risk and compliance analytics, investment manager operations outsourcing, accounting, administration and custody;
•accelerating the development of enhancements to the features and functions of CRD’s software solutions;
•coordinating and integrating our internal operations, compensation programs, policies and procedures, and corporate structures;
•potential unknown liabilities and unforeseen or increased costs and expenses;
•the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;
•incurring significant acquisition-related costs and expenses associated with combining our operations; and
•performance shortfalls as a result of the diversion of management’s attention and resources caused by integrating the companies’ operations.
Any of these factors could result in our failure to realize the anticipated benefits of the acquisition, on the expected timeline or at all, and could adversely impact our business operations, financial condition and results of operations.
Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of challenges associated with compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that are not applicable to other financial services firms in all jurisdictions or to technology firms, generally. The unexpected loss of services of key personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key personnel, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates to provide other services to
State Street Corporation | 29

them or to maintain a culture of innovation and proficiency.
Financial Market Risks
Geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Global financial markets can suffer from substantial volatility, illiquidity and disruption, particularly as a result of geopolitical disruptions, slower economic growth and a shifting monetary policy stance from key central banks. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the U.S. or internationally or result in a lack of confidence in the financial stability of major developed or emerging markets, such developments could have an adverse effect on our business, as well as the businesses of our clients and our significant counterparties, and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of uncertain market and economic conditions. These risks could be compounded by tighter monetary policy conditions, disruptions to free trade and political uncertainty in the U.S. and internationally.
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
Our businesses have significant International operations, and disruptions in European and Asian economies could have an adverse effect on our consolidated results of operations or financial condition.
European economic growth has faced significant impacts from the COVID-19 pandemic, notably with growth in the European Union expected to contract markedly in 2021. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks despite stimulus from central banks. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, including Europe and Asia.
In addition, uncertainty around implications of the United Kingdom's exit from the E.U., known as Brexit, and related developments, present risks which include potential negative impacts to economic activity or to cooperation in the future relationship between the U.K. and E.U. and the resulting consequences for market access for financial services. In order to conform to anticipated restrictions on activity between the E.U. and the U.K. following Brexit, we have developed and implemented plans that seek to maintain our servicing and operational capabilities, in all material respects, independent of the final outcome. There can be no assurance, however, that our plans will address effectively, in whole or in part, all potential contingencies associated with Brexit or that we may not experience additional costs or inefficiencies associated with our European activities or client dissatisfaction, delays in receiving regulatory approvals or other difficulties in executing our regional strategy.
Given the scope of our International operations, economic or market uncertainty, volatility, illiquidity or disruption resulting from these and related factors could have a material adverse impact on our
State Street Corporation | 30

consolidated results of operations or financial condition.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors, including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 35% of our total assets as of December 31, 2020. The gross interest income associated with our investment portfolio represented approximately 14% of our total gross revenue for the year ended December 31, 2020 and has represented as much as 31% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), credit ratings, our access to liquidity, foreign exchange markets and mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. The continued low interest rate environment that has persisted since the financial crisis began in mid-2007 limits our ability to achieve a NIM consistent with our prior historical averages. In addition, certain regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan portfolio represents a smaller proportion (approximately 9% of our total assets as of December 31, 2020), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of AFS investment securities, such as those which represent a majority of our investment portfolio, are included in Tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than expected credit losses) are not similarly included in the determination of Tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our Tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Additional risks associated with our investment portfolio include:
•Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential MBS, commercial MBS and other ABS, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. government securities, non-U.S. MBS and ABS with exposures to European countries, whose sovereign-debt markets have experienced increased stress at times since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition". Further, we hold a portfolio of U.S. state and municipal bonds, the value of which may be affected by the budget deficits that a number of states and municipalities currently face, resulting in risks associated with this portfolio.
•Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in recognition of an allowance for expected credit losses or in impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our
State Street Corporation | 31

capital ratios as calculated pursuant to the Basel III rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities.
•Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated increase in interest rates, which would decrease market values in the near-term, or monetary policy that results in persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to ECB monetary policy, including negative interest rates in some jurisdictions, with associated negative effects on our investment portfolio reinvestment, NII and NIM. The effect on our NII has been exacerbated by the effects in recent fiscal years of the strong U.S. dollar relative to other currencies, particularly the Euro. If European interest rates remain low or decrease and the U.S. dollar strengthens relative to the Euro, the negative effects on our NII likely will continue or increase. The overall level of NII can also be impacted by the size of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall NII. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in HQLA that have lower yields than other investable assets. See also, “Our business activities expose us to interest rate risk” in this section.
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
State Street Corporation | 32

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
Additional areas where we experience exposure to credit risk include:
•Short-term credit. The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. We also provide committed lines of credit to support such activity. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.
•Industry and country risks. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at an industry or country level. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other characteristics. These unrelated counterparties may concurrently experience adverse effects to their performance, liquidity or reputation due to events or other factors affecting such investment strategies. Though potentially not material individually (relative to any one such counterparty), our credit exposures to such a group of counterparties could expose us to a single market or political event or a correlated set of events that, in the aggregate, could have a material adverse impact on our business.
•Subcustodian risks. Our use of unaffiliated subcustodians exposes us to credit risk, in addition to other risks, such as operational risk, dependencies on credit extensions and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which may be material. Our operating model exposes us to risk of unaffiliated sub-custodians to a degree greater than some of our competitors who have banking operations in more jurisdictions than we do. Our sub-custodians operate in all jurisdictions in which our clients invest, including emerging and other underdeveloped markets that entail heightened risks. These risks are amplified due to evolving regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return clients’ assets, including, in some regulatory regimes, such as the E.U.'s UCITS V directive, requirements that we be responsible for resulting losses suffered by our clients. We may agree to similar or more stringent standards with clients that are not subject to such regulations. Our subcustodians are also large, global financial institutions with whom we have other credit exposures. This credit exposure to these financial institutions or subcustodians may limit the financial relationship we may have with these counterparties.
•Settlement risks. We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a
State Street Corporation | 33

counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients' collateral at the time.
•Securities lending and repurchase agreement indemnification. On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as riskless principal, and in connection with those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities.
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
•Repurchase and resale transactions. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. Although we obtain a security interest from our sponsored clients in the collateral that they receive, we are exposed to the associated risks, including insufficiency of the value of collateral.
•Stable value arrangements. We enter into stable value wrap derivative contracts with unaffiliated stable value funds that allow a stable value fund to provide book value coverage to its participants. During the 2008 financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss.
State Street Corporation | 34

•Private equity subscription finance credit facilities. We provide credit facilities to private equity funds. The portfolio consists of capital call lines of credit, the repayment of which is dependent on the receipt of capital calls from the underlying limited partner investors in the funds managed by these firms.
•U.S. municipal obligations remarketing credit facilities. We provide credit facilities in connection with the remarketing of U.S. municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and contingent liquidity risk.
•Leveraged loans. In recent years, we have increased our investment in leveraged loans, both in the U.S. and in Europe. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. We rate these loans as "speculative" under our internal risk-rating framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. As this portfolio grows and becomes more seasoned, our allowance for credit losses related to these loans may increase through additional provisions for credit losses.
•Commercial Real Estate. We finance commercial and multi-family properties, which serve as collateral for our loans. Although collateralized, these loans may become under-secured if the value of the collateral was over-estimated or changes. Loan payments are dependent on the successful operation and management of the underlying collateral property to generate sufficient cash flow to repay the loan in a timely fashion. A material decline in real estate markets or economic conditions could negatively impact value or property performance, which could adversely impact timely loan repayment, which may result in increased provision for credit losses on loans, and actual losses, either of which would have an adverse impact on our net income. We seek to minimize these risks by maintaining lending policies and procedures and underwriting standards, however, there can be no assurance that these will protect us from credit-related losses or delinquencies.
•Unavailability of netting. We are generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized. In some cases, for example in our securities finance and foreign exchange activities, we are able to enter into netting agreements that allow us to net offsetting exposures and payment obligations against one another. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially material increase in our regulatory ratios, including LCR, and present increased credit, liquidity, asset-and-liability management and operational risks, some of which could be material.
Under currently prevailing regulatory restrictions on credit exposure we are required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers. These credit exposure restrictions have and may further adversely affect certain of our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk, may reduce or foreclose our ability to enter into advantageous transactions or ventures with particular counterparties and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly
State Street Corporation | 35

sensitive to them including our currency trading business and our securities finance business.
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2020 total fee revenue represented approximately 81% of our total revenue. Fee revenue generated by our Investment Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance and software and processing fee revenue. The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to assets under custody) and the volume of our clients' portfolio transactions, and the types of products and services used by our clients.
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
If we are unable to effectively manage our capital and liquidity, including by continuously attracting deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects, could be adversely affected.
Liquidity management, including on an intra-day basis, is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:
•meet clients' demands for return of their deposits;
•extend credit to our clients in connection with our investor services businesses; and
•fund the pool of long- and intermediate-term assets that are included in the investment securities and loan portfolio carried in our consolidated statement of condition.
Because the demand for credit by our clients, particularly settlement related extensions of credit, is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities and loan portfolios is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. Since the 2008 financial crisis, the level of client deposits held by us has tended to increase during times of market disruption; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, when they manifest, have increased our NII but have adversely affected our NIM.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the interest rates that we are prepared to pay for these deposits, the loss or gain of one or more clients, client interest in reducing non-interest bearing deposits, the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients' cash management needs with our economic and regulatory objectives.
The Parent Company is a non-operating holding company and generally maintains only limited cash and other liquid resources at any time primarily to meet anticipated near-term obligations. To effectively manage our liquidity we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external factors, such as regulatory requirements and standards, including resolution planning and restrictions on dividend distributions, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases or pay interest on debt securities or require us to seek
State Street Corporation | 36

external and potentially more costly capital and impact our liquidity position.
In addition, while not obligations of ours, the investment products that we manage for third parties may be exposed to liquidity risks. These products may be funded on a short-term basis or the clients participating in these products may have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities held by these asset pools at unfavorable prices, damaging our reputation as a service provider and potentially exposing us to claims related to our management of the pools.
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
We may need to raise additional capital or debt in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. For example, in November 2019, January 2020 and March 2020, we issued additional long-term debt in order to maintain levels to satisfy internal and regulatory requirements, and in September 2018 and July 2018 we issued preferred stock and common stock, respectively, to finance our acquisition of CRD.
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
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, due to the effects of market or regulatory developments, announced or rumored business developments, consolidated results of operations, a decline in our stock price or a downgrade to our credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us, our clients may reduce or place limits on the level of service we provide to them or seek to transfer the business, in whole or in part, to other service providers or our prospective clients may select other service providers. Any or, all of these may have adverse effects on our business and reputation.
State Street Corporation | 37

The risk that we may be perceived as less creditworthy than other market participants is higher as a result of recent market developments, which include an environment in which the consolidation, and in some instances failure, of financial institutions, including major global financial institutions, has resulted in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients' behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.
Compliance and Regulatory Risks
Our business and capital-related activities, including our ability to return capital to shareholders and repurchase our capital stock, may be adversely affected by our implementation of regulatory capital and liquidity standards that we must meet or as a result of regulatory capital stress testing.
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
Along with the Basel III rule, banking regulators also introduced additional requirements, such as the SLR, LCR and the recently finalized NSFR, each of which presents compliance risks.
For example, the specification of the various elements of the NSFR in the final rule could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend credit through committed facilities, loans to our clients or our principal securities lending activities. In addition, further capital and liquidity requirements are being implemented or are under consideration by U.S. and international banking regulators. Any of these rules, or any additional regulatory initiatives introduced under the new administration, could have a material effect on our capital and liquidity planning and related activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of these rules, and of other regulatory initiatives related to capital or liquidity, on us and State Street Bank are subject to further regulatory guidance, action or rule-making.
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
Comprehensive Capital Analysis and Review
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's CCAR process. The stress testing and CCAR processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to evaluate our management of capital and the adequacy of our regulatory capital and to determine the SCB that we must maintain above our minimum regulatory capital requirements in order for us to make capital distributions and discretionary bonuses without limitation. The results of the stress testing and CCAR processes are difficult to predict due, among other things, to the Federal Reserve's use of proprietary stress models that differ from our internal models. The results of the Federal Reserve’s supervisory stress tests may result in an increase in our SCB requirement. The amounts of the planned capital actions in our capital plan in any year, including stock repurchases and dividends, may be substantially reduced from the amounts included in prior capital
State Street Corporation | 38

plans. These reductions may reflect changes in one or more different factors, including our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the CCAR process, the Federal Reserve’s CCAR instructions and the Federal Reserve’s supervisory expectations for the capital planning process. Any of these potential events could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve and recalculate our SCB requirement. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
Our implementation of capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect and which may adversely affect our consolidated revenues. In the event that our implementation of capital and liquidity requirements under regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to repurchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including CCAR and our SCB requirement. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, both chambers of which are now under Democratic control, or the new presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions to expand our business, or on the U.S.-domestic or global economies or financial markets.
Moreover, the turnover of the presidential administration is expected to result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies.
State Street Corporation | 39

The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including us, cannot be predicted at this time.
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
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. Our resolution plan, including our implementation of the SPOE Strategy with a secured support agreement, involves important risks, including that: (1) the SPOE Strategy and the obligations under the related secured support agreement may result in the recapitalization of and/or provision of liquidity to State Street Bank and our other material entities and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place; (2) an expected effect of the SPOE Strategy, together with applicable TLAC regulatory requirements, is that our losses will be imposed on Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of our losses are imposed on the holders of the debt securities of State Street Bank or certain of the Parent Company’s other operating subsidiaries or any of their depositors or creditors and before U.S. taxpayers are put at risk; (3) there can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the support agreement; and (4) there can be no assurance that credit rating agencies, in response to our resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Additional information about the SPOE Strategy, including related risks, is provided under "Recovery and Resolution Planning" in Business in this Form 10-K.
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
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is increasing and may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial
State Street Corporation | 40

institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events such as the U.K.’s exit from the European Union also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the implementation of the finalized Basel prudential framework and the European Commission’s Investment Firm Review and Central Securities Depositories Regulation, as well as proposals for a review of the AIFM Directive and proposals under the Capital Markets Union Action Plan. Recent, proposed or potential regulations in the U.S. and E.U. with respect to short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. Concerns regarding the liquidity and valuation of prime money market funds and similar products may adversely impact the cash management products we offer. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies continue to be the subject of legislative and regulatory debate which could significantly impact both our asset management business and the clients that we service.
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
If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits, delays, or difficulties in obtaining regulatory approvals or restrictions on our business activities or harm to our reputation, which may significantly and adversely affect our business operations and, in turn, our consolidated results of operations. The willingness of regulatory authorities to impose meaningful sanctions, and the level of fines and penalties imposed in connection with regulatory violations, have increased substantially since the 2008 financial crisis. Regulatory agencies may, at times, limit our ability to disclose their findings, related actions or remedial measures. Similarly, many of our clients are subject to significant regulatory requirements and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs.
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
For additional information, see the risk factor “Our businesses may be adversely affected by government enforcement and litigation.”
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
State Street Corporation | 41

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
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the 2008 financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in connection with the resolution of the transition management matter, we agreed to pay a fine of £22.9 million (approximately $37.8 million) to the U.K. FCA in 2014 and fines of $32.3 million to each of the DOJ and the SEC in 2017. As a further example, we paid an aggregate of $575 million in 2016 to resolve a series of investigations and governmental and private claims alleging that our indirect foreign exchange rates prior to 2008 were not adequately disclosed or were otherwise improper. These matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
State Street Corporation | 42

Moreover, U.S. and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of the transition management matter, and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending or future legal proceedings. See the risk factor “We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations, or harm our business or reputation.” Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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
State Street Corporation | 43

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
In 2015, we determined we had incorrectly invoiced some of our Investment Servicing clients for certain expenses. At that time, we began the process of remediating these errors, improving our billing processes and controls in the asset servicing business and other businesses, and testing these improved billing processes and controls. We are continuing to standardize, enhance, and, where necessary, replace and enhance controls and invest in new billing infrastructure. The objective of this billing transformation program is to obtain greater billing accuracy and timeliness. Because of the scale of our business, identifying and remediating all weaknesses and inefficiencies in our billing processes cannot be implemented concurrently. Accordingly, the costs to remediate billing errors which may be discovered in that process, would likely be incurred over a period that we are now unable accurately to determine. As we work through this process, we have discovered and may continue to discover areas where we believe our billing processes need improvement, where we believe we have made billing errors with respect to particular customers and categories of fees and expenses, and where we believe billing arrangements between ourselves and particular customers should be clarified. Such discoveries may lead to increased expense and decreased revenues, the need to remediate prior billing errors, government investigations, or litigation that may materially impact our business, financial results and reputation.
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
State Street Corporation | 44

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
In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWA and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined UOM, and the stability of the distributional approach for a particular UOM. This change in our capital requirements could be without direct correlation to the effects of the loss event or the timing of such effects on our results of operations. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, specific to us or more general market, or individual financial institution-specific, activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total RWA and our capital ratios calculated under the Basel III rule will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal and state governments, including Massachusetts, and
State Street Corporation | 45

jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
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
Operational Risks
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risks could adversely affect our consolidated results of operations.
We have in the past failed and may in the future fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to cyber-security, information technology risk, operational risk and resiliency, interest rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those controls, procedures, policies and systems are or will be adequate to identify and manage internal and external risks, including risks related to service providers, in our various businesses. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or to us, such as consciously circumventing established control mechanisms to exceed trading or investment management limitations, committing fraud or improperly selling products or services to clients, is particularly challenging to manage through a control framework. In addition, we are subject to increased resiliency risk, requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Persistent or repeated issues with respect to controls, information technology and operational resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
State Street Corporation | 46

In addition, our businesses and the markets in which we operate are continuously evolving. We will need to make additional investments to develop the operational infrastructure and to enhance our compliance and risk management capabilities to support these businesses, which may increase the operating expenses of such businesses. Moreover, we may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cyber-security developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
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
We manage expenses by migrating certain business processes and business support functions to lower-cost geographic locations, such as India, Poland and China, and by outsourcing to vendors and joint ventures in various jurisdictions. This effort exposes us to the risk that we may not maintain service quality, control and effective management or business resiliency within these operations during and after transitions. These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of outsourcing providers, joint ventures and other third parties. Our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations, particularly in locations where we have a concentration of our operational activities, such as India, Poland and China. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concerns exist with respect to maintaining a high level of service delivery and business resiliency. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, which may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcings may diminish over time or could be offset in the event that the U.S. or other jurisdictions impose tax, trade barrier or other measures which seek to discourage the use of lower cost jurisdictions.

State Street Corporation | 47

Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions and to maintain that data securely. In recent years, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been subjected to cyber-attacks, and although we have not to our knowledge suffered a material breach or suspension of our systems, it is possible that we could suffer such a breach or suspension in the future or that we may be unaware of a prior attack. Cyber-threats are sophisticated and continually evolving. We may not implement effective systems and other measures to effectively identify, detect, prevent, mitigate, recover from or remediate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
A cyber-security incident, or a failure to protect our technology infrastructure, systems and information and our clients and others' information against cyber-security threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems has and is expected to increase as the risk of cyber-attacks, which is presently elevated due to the current work-from-home environment, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-incidents or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cyber-security controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cyber-security threats.
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
The third parties with which we do business, which facilitate our business activities, to whom we outsource operations or other activities, from whom we receive products or services or with whom we otherwise engage or interact, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities have been and may in the future be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business.
State Street Corporation | 48

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
Long-term contracts expose us to pricing and performance risk.
We frequently enter into long-term client servicing contracts in our Investment Servicing business. These include outsourcing and other core services contracts and can involve information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
The profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner, control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in or inaccurate projections of the assets under the clients' management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross-sell additional services to these clients, and we may be unable to do so. In addition, such contracts may permit early termination or reduction in services in the event that certain service levels are not met, which termination or service reduction may result in loss of upfront investment in onboarding the client.
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
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance, as well as a leading provider of the products and services we offer. Adverse publicity, regulatory actions
State Street Corporation | 49

or fines, litigation, operational failures, loss of client opportunities or market share or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past decade we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into with the DOJ in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015 has had similar effects. For additional information about these matters, see the risk factor "Our businesses may be adversely affected by government enforcement and litigation."
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
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means in all of the jurisdictions in which we operate or market our products and services, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others' advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties, including clients or service providers with whom we may engage in the development or implementation of other products, services or solutions or to whose information we may have access for limited permitted purposes but with whom we also compete. The risk of such infringement is enhanced in the current competitive “Fintech” environment, particularly with respect to our development of new products and services containing significant technology elements and dependencies, any of which could become the subject of an infringement claim. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services.
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
State Street Corporation | 50

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
Our reputation and business prospects may be damaged if our clients incur substantial losses in investment pools that we sponsor or manage or are restricted in redeeming their interests in these investment pools.
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
State Street Corporation | 51

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
Climate change may increase the frequency and severity of major weather events and could adversely affect our business operations.
Our businesses and the activities of our clients, business partners and the financial infrastructure on which we and they rely could be adversely affected by major weather events or other disruptions caused by climate change affecting the regions, countries and locations in which we or they have operations or other interests. Potential events or disruptions of this nature include significant rainfall, flooding, increased frequency or intensity of wildfires, prolonged drought, rising sea levels and rising heat index. These events or disruptions, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities with respect to other weather events, such as hurricanes and other storms. The occurrence of any one or more of these events may negatively affect our or our clients’, business partners’ or financial infrastructure providers’ facilities, operations or personnel or may otherwise disrupt our or their business activities, including our or their provision of products and services or the value of our or their portfolio investments, perhaps materially. These consequences, including a material reduction in asset values affecting the levels of our AUC/A or AUM, could materially adversely affect our results of operations. In addition, climate change-related legislative and regulatory initiatives may result in operational changes and expenditures that could adversely affect us. Our reputation may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational risks associated with climate change.
We may incur losses as a result of unforeseen events including terrorist attacks, natural disasters, the emergence of a new pandemic or acts of embezzlement.
Acts of terrorism, natural disasters or the emergence of a new pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from terrorism, natural disasters and pandemic; however, anticipating or addressing all potential contingencies is not possible for events of this nature. Acts of terrorism, either targeted or broad in scope, or natural disasters could damage our physical facilities, harm our employees and disrupt our operations. A pandemic, or concern about a possible pandemic, could lead to operational difficulties and impair our ability to manage our business. Acts of terrorism, natural disasters and pandemics could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial markets.
State Street Corporation | 52

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story leased office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We occupy two buildings located in Quincy, Massachusetts, one of which we own and one of which we lease, along with the Channel Center, another leased office building located in Boston, all of which function as our principal facilities.
We occupy a total of approximately 6.5 million square feet of office space and related facilities worldwide, of which approximately 5.5 million square feet are leased. The following table provides information on certain of our office space and related facilities:

Principal Properties(1)	City	State/ Country	Owned/ Leased

U.S. and Canada:
State Street Financial Center	Boston	MA	Leased
Channel Center	Boston	MA	Leased
District Avenue	Burlington	MA	Leased
Heritage Drive	Quincy	MA	Leased
John Adams Building	Quincy	MA	Owned
Grafton Data Center	Grafton	MA	Owned
Westborough Data Center	Westborough	MA	Owned
Summer Street	Stamford	CT	Leased
Pennsylvania Avenue	Kansas City	MO	Leased
Adelaide Street East	Toronto	Canada	Leased

Europe, Middle East and Africa:
Churchill Place	London	England	Leased
Sir John Rogerson's Quay	Dublin	Ireland	Leased
Via Ferrante Aporti	Milan	Italy	Leased
Kirchberg	Luxembourg	Luxembourg	Leased
Titanium Tower	Gdansk	Poland	Leased
BIG	Krakow	Poland	Leased
CBK	Krakow	Poland	Leased

Asia Pacific:
San Dun	Hangzhou	China	Leased
Tian Tang	Hangzhou	China	Leased
Ecoworld 6B	Bangalore	India	Leased
Ecoworld 7	Bangalore	India	Leased
Knowledge City Salarpuria	Hyderabad	India	Leased

(1) We lease other properties in the above regions which consists of 41 locations in the U.S. and Canada, 29 locations in Europe, Middle East and Africa (EMEA) and 38 locations in Asia Pacific.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
State Street Corporation | 53

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 19, 2021.

Name	Age	Position
Ronald P. O'Hanley	64	Chairman, President and Chief Executive Officer
Eric W. Aboaf	56	Executive Vice President and Chief Financial Officer
Ian W. Appleyard	56	Executive Vice President, Global Controller and Chief Accounting Officer
Francisco Aristeguieta	55	Executive Vice President and Chief Executive Officer of State Street Institutional Services
Andrew J. Erickson	51	Executive Vice President, Chief Productivity Officer and Head of International
Kathryn M. Horgan	55	Executive Vice President and Chief Human Resources and Citizenship Officer
Andrew P. Kuritzkes	60	Executive Vice President and Chief Risk Officer
Louis D. Maiuri	56	Executive Vice President and Chief Operating Officer
David C. Phelan	63	Executive Vice President, General Counsel and Secretary
Michael L. Richards	62	Executive Vice President and Chief Administrative Officer
Cyrus Taraporevala	54	President and Chief Executive Officer, State Street Global Advisors
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
Mr. Aristeguieta joined State Street in July 2019 and since June 2020 has served as Chief Executive Officer of State Street Institutional Services. Prior to this role, he served as Executive Vice President and Chief Executive Officer of International Business from July 2019 to June 2020. Prior to joining State Street, Mr. Aristeguieta was Chief Executive Officer of Citigroup Asia, an international investment banking and financial services provider, from June 2015 to June 2019. Prior to that role, he served as Chief Executive Officer of Citigroup Latin America from January 2013 to June 2015 and before that he led Citigroup’s Transaction Services Group in Latin America encompassing securities servicing, trade and cash management, and served as vice chairman of Banco de Chile.
Mr. Erickson joined State Street in April 1991 and since June 2020 has served as Executive Vice President, Chief Productivity Officer and head of State Street's International business. Prior to this role, he served as Executive Vice President and head of the Global Services business from November 2017 to June 2020. Prior to this role and commencing in June 2016, he served as Executive Vice President and head of Investment Services business in the Americas. Prior to that role, Mr. Erickson was the head of the Global Services business in Asia Pacific from April 2014 to June 2016 and prior to that was head of North Asia for Global Services from 2010 to April 2014. Mr. Erickson has also held several other
State Street Corporation | 54

positions within State Street during his over 25 years with State Street.
Ms. Horgan joined State Street in April 2009 and has served as Executive Vice President and Chief Human Resources and Citizenship Officer since March 2017. Prior to this role, she served as Chief Operating Officer for State Street's Global Human Resources division from 2011 to March 2017 and since 2012 has served as an Executive Vice President. Prior to 2011, Ms. Horgan served as the Senior Vice President of Human Resources for State Street Global Advisors. Before joining State Street, Ms. Horgan was the Executive Vice President of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
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
Mr. Phelan joined State Street in 2006 as Executive Vice President and General Counsel. In July 2020, Mr. Phelan’s responsibilities were expanded to include State Street’s regulatory, security and corporate administration functions globally. He also serves as State Street’s Corporate Secretary. Prior to joining State Street, Mr. Phelan served as a senior partner at Wilmer Cutler Pickering Hale and Dorr LLP from 1993 to 2006.
Mr. Richards joined State Street in June 2014 and since April 2020 has served as Executive Vice President and Chief Administrative Officer. Prior to that role, he served as Executive Vice President and General Auditor from June 2014 to April 2020. Prior to joining State Street, Mr. Richards was a partner at Ernst & Young and was responsible for managing their Banking Capital Markets practice in the United States.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,295 shareholders of record as of January 31, 2021.
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020. In December 2020, the Federal Reserve issued results of the 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021, subject to certain limitations (together with common stock dividends) based primarily on average 2020 quarterly net income. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions, our capital position, our financial performance and investment
State Street Corporation | 55

opportunities. Our common stock purchase program does not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. The common stock purchase program does not have specific price targets and may be suspended at any time.
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

State Street Corporation | 56

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
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2015. It also assumes reinvestment of common stock dividends.
The S&P Financial Index is a publicly available, capitalization-weighted index, comprised of 65 of the Standard & Poor’s 500 companies, representing 25 diversified financial services companies, 22 insurance companies and 18 banking companies. The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions.

Comparison of Five-Year Cumulative Total Shareholder Return
Total Shareholder Return ($)
275
250
225
200
175
150
125
100
75
2015 2016 2017 2018 2019 2020
Year Ended
State Street Corporation
S&P 500 Index
S&P Financial Index
KBW Bank Index

	2015	2016	2017	2018	2019	2020
State Street Corporation	$100	$120	$153	$101	$131	$124
S&P 500 Index	100	112	136	130	171	203
S&P Financial Index	100	123	150	130	172	169
KBW Bank Index	100	129	152	125	171	153

State Street Corporation | 57

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)
YEARS ENDED DECEMBER 31:	2020(1)	2019(1)	2018(1)	2017	2016
Total fee revenue	$9,499	$9,147	$9,454	$9,001	$8,200
Net interest income	2,200	2,566	2,671	2,304	2,084
Total other income	4	43	6	(39)	7
Total revenue	11,703	11,756	12,131	11,266	10,291
Provision for credit losses(2)	88	10	15	2	10
Total expenses	8,716	9,034	9,015	8,269	8,077
Income before income tax expense	2,899	2,712	3,101	2,995	2,204
Income tax expense (benefit)	479	470	508	839	67
Net income from non-controlling interest	—	—	—	—	1
Net income	$2,420	$2,242	$2,593	$2,156	$2,138
Adjustments to net income(3)	(163)	(233)	(189)	(184)	(175)
Net income available to common shareholders	$2,257	$2,009	$2,404	$1,972	$1,963
PER COMMON SHARE:
Earnings per common share:
Basic	$6.40	$5.43	$6.46	$5.26	$5.01
Diluted	6.32	5.38	6.39	5.19	4.96
Cash dividends declared	2.08	1.98	1.78	1.60	1.44
Closing market price (at year end)	72.78	79.10	63.07	97.61	77.72
AS OF DECEMBER 31:
Investment securities	$111,276	$95,597	$87,062	$97,579	$97,167
Average total interest-earning assets	228,874	181,891	185,637	191,235	199,184
Total assets	314,706	245,610	244,596	238,392	242,689
Deposits	239,798	181,872	180,360	184,896	187,163
Long-term debt	13,805	12,509	11,093	11,620	11,430
Total shareholders' equity	26,200	24,431	24,737	22,270	21,193
Assets under custody and/or administration (in billions)	38,791	34,358	31,620	33,119	28,771
Assets under management (in billions)	3,467	3,116	2,511	2,782	2,468
Number of employees	39,439	39,103	40,142	36,643	33,783
RATIOS:
Return on average common shareholders' equity	10.0%	9.4%	12.1%	10.5%	10.4%
Return on average assets	0.9	1.0	1.2	1.0	0.9
Common dividend payout	32.9	36.8	27.6	30.2	28.5
Average common equity to average total assets	8.3	9.6	8.9	8.6	8.2
Net interest margin, fully taxable-equivalent basis	0.97	1.42	1.47	1.29	1.13
Common equity tier 1 ratio(4)	12.3	11.7	11.7	11.9	11.6
Tier 1 capital ratio(4)	14.4	14.5	15.5	15.0	14.7
Total capital ratio(4)	15.3	15.6	16.3	16.0	16.0
Tier 1 leverage ratio(5)	6.4	6.9	7.2	7.3	6.5
Supplementary leverage ratio(6)	8.1	6.1	6.3	6.5	5.9

(1) CRD was acquired on October 1, 2018. 2018 includes results of CRD for one quarter. 2019 and 2020 include results of CRD for a full year. Additional information about CRD is included in our Management's Discussion and Analysis.
(2) We adopted ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-K for additional information.
(3) Amounts represent preferred stock dividends and the allocation of earnings to participating securities using the two-class method.
(4) The capital ratios presented are calculated in conformity with the applicable regulatory guidance in effect as of each period end. The reportable ratios represent the lower of each of the risk-based capital ratios under both the standardized approach and the advanced approaches. Refer to Note 16 to the consolidated financial statements in this Form 10-K.
(5) The Tier 1 leverage ratio was calculated in conformity with the Basel III rule.
(6) The SLR was calculated using the tier 1 capital as calculated under the SLR provisions of the Basel III rule.
State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2020, we had consolidated total assets of $314.71 billion, consolidated total deposits of $239.80 billion, consolidated total shareholders' equity of $26.20 billion and over 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in October 2018. The Charles River Investment Management solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, advanced data aggregation, analytics and compliance tools, and integration with other industry platforms and providers.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
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
•allowance for credit losses;
•impairment of goodwill and other intangible assets; and
•contingencies.
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
This Management's Discussion and Analysis contains statements that are considered "forward-looking statements" within the meaning of U.S. securities laws. Forward-looking statements include statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in "Forward-Looking Statements", "Risk Factors Summary" and "Risk Factors" in this Form 10-K.
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
In this Form 10-K, we reference various information and materials available on our corporate website. We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference in this Form 10-K.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary in this Form 10-K.

State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Total fee revenue(1)	$9,499	$9,147	$9,454
Net interest income	2,200	2,566	2,671
Total other income	4	43	6
Total revenue(1)	11,703	11,756	12,131
Provision for credit losses(2)	88	10	15
Total expenses(1)	8,716	9,034	9,015
Income before income tax expense	2,899	2,712	3,101
Income tax expense	479	470	508
Net income	$2,420	$2,242	$2,593
Adjustments to net income:
Dividends on preferred stock(3)	$(162)	$(232)	$(188)
Earnings allocated to participating securities(4)	(1)	(1)	(1)
Net income available to common shareholders	$2,257	$2,009	$2,404
Earnings per common share:
Basic	$6.40	$5.43	$6.46
Diluted	6.32	5.38	6.39
Average common shares outstanding (in thousands):
Basic	352,865	369,911	371,983
Diluted	357,106	373,666	376,476
Cash dividends declared per common share	$2.08	$1.98	$1.78
Return on average common equity	10.0%	9.4%	12.1%
Pre-tax margin	24.8	23.1	25.6

(1) CRD contributed approximately $420 million and $248 million in total revenue and total expenses, respectively, in 2020, approximately $385 million and $201 million in total revenue and total expenses, respectively, in 2019 and approximately $119 million and $39 million in total revenue and total expenses, respectively, in 2018, which reflects their results from October 1, 2018, the date of acquisition, through December 31, 2018.
(2) We adopted ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-K for additional information.
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
State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2020 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2020 to those for the year ended December 31, 2019, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2019 to those for the year ended December 31, 2018 is included in our Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 20, 2020.
In this Management’s Discussion and Analysis, where we describe the effects of changes in FX rates, those effects are determined by applying applicable weighted average FX rates from the relevant 2019 period to the relevant 2020 period results.
Financial Results and Highlights
•2020 financial performance:
◦EPS of $6.32 in 2020 increased 17% compared to $5.38 in 2019.
◦In 2020, return on equity of 10.0% increased from 9.4% in 2019, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 24.8% in 2020 increased from 23.1% in 2019, primarily due to a decrease in total expenses.
◦Operating leverage was 3.0% points in 2020. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
•The impact of the COVID-19 pandemic, including the actions we took to support our clients, the financial markets and the broader economy, is reflected in our 2020 results:
◦We experienced higher levels of client deposits and record client FX trading volume.
◦We continued to onboard new clients and managed elevated transaction volumes in the first half of the year.
◦We supported our clients' liquidity needs through our participation in the Money Market Mutual Fund Liquidity Facility (MMLF) and are custodian and administrator for four Federal Reserve Programs: Commercial Paper Funding Facility, Main Street Lending Program, and Primary and Secondary Markets Corporate Credit Facilities.
◦Having moved up to approximately 90% of our workforce to a remote working environment in the first half of 2020, we developed a safe and measured framework to reopen offices and are establishing a "Workplace of the Future" plan, leveraging technology and a hybrid work from home model, with approximately 80% of our employees continuing to work remotely as of December 31, 2020.
Revenue
•Total revenue was flat in 2020 compared to 2019, as the increase in total fee revenue was offset by a decline in NII. Total fee revenue increased 4% in 2020 compared to 2019, primarily driven by increases in servicing fees, management fees, foreign exchange trading services and software and processing fees, partially offset by lower securities finance revenue.
•Servicing fee revenue increased 2% in 2020 compared to 2019, primarily due to higher average market levels and client activity, primarily in the first half of 2020, partially offset by normal pricing headwinds. FX rates impacted servicing fees positively by 1% in 2020, relative to 2019.
•Management fee revenue increased 3% in 2020 compared to 2019, primarily due to higher average market levels and ETF and cash net inflows, partially offset by net institutional outflows.
•Foreign exchange trading services increased 29% in 2020 compared to 2019 primarily due to elevated market volatility and record client FX volumes.
•Securities finance revenue decreased 24% in 2020 compared to 2019, reflecting decreases in enhanced custody balances due to client deleveraging and lower agency lending revenues due to lower spreads.
•Software and processing fees revenue increased 2% in 2020 compared to 2019 primarily driven by higher CRD revenues.
State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦Total revenues contributed by CRD in 2020 were approximately $420 million, including $406 million in software and processing fees and $14 million in brokerage and other trading services, within foreign exchange trading services. CRD revenue with affiliated entities, which is eliminated in our consolidated financial statements, was $39 million and $18 million in 2020 and 2019, respectively.
•NII decreased 14% in 2020 compared to 2019, primarily due to lower market rates, partially offset by higher client deposits balances, higher loans and investment portfolio growth.
Provision for Credit Losses
•We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the CECL methodology. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million. We recorded a provision for credit losses of $88 million in 2020, which reflects the impact of credit migration within our loan portfolio, as well as a downward revision in management’s economic outlook reflecting the impact of the COVID-19 pandemic.
•In 2019, we recorded a provision for credit losses of $10 million under the incurred loss methodology.
Expenses
•Total expenses decreased 4% in 2020 compared to 2019, primarily reflecting on-going expense management initiatives and lower notable items.
•2020 notable items included:
◦repositioning charges of approximately $133 million, consisting of $82 million of compensation and employee benefits expenses and $51 million of occupancy costs, in order to further drive automation of processes and organizational simplification, enablement of workforce rationalization and reduction of our real estate footprint by approximately 13% of our total square footage;
◦acquisition and restructuring costs of approximately $50 million, primarily related to CRD;
◦accrual release of approximately $9 million; and
◦costs of $9 million due to the redemption of all outstanding Series C non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
•2019 notable items included:
◦repositioning charges of approximately $110 million;
◦legal and related expenses of approximately $172 million;
◦acquisition and restructuring costs of approximately $77 million, primarily related to CRD;
◦gain of approximately $44 million on the extinguishment of approximately $297 million of our outstanding floating rate junior subordinated debentures due 2047 following a cash tender offer; and
◦costs of $22 million due to the redemption of all outstanding Series E non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
•Total expenses contributed by CRD in 2020 and 2019 were approximately $248 million and $201 million, respectively, including $183 million and $148 million in compensation and employee benefits and $65 million and $53 million in other expense lines, respectively. In addition, CRD-related expenses in 2020 and 2019 included $66 million and $65 million, respectively, in amortization of other intangible assets.
AUC/A and AUM
•AUC/A increased 13% as of December 31, 2020 compared to December 31, 2019, primarily due to higher period-end market levels, net new business installations and client flows. In 2020, newly announced asset servicing mandates totaled approximately $787 billion, with an increasing proportion incorporating State Street Alpha. Servicing assets remaining to be installed in future periods totaled approximately $436 billion as of December 31, 2020.
State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•AUM increased 11% as of December 31, 2020 compared to December 31, 2019, primarily due to higher period-end market levels and net inflows from ETFs and cash, partially offset by institutional net outflows.
Capital
•In 2020, we returned a total of approximately $1.23 billion to our shareholders in the form of common stock dividends and share purchases. On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020.
▪We declared aggregate common stock dividends of $2.08 per share, totaling $734 million in 2020, compared to $1.98 per share, totaling $728 million in 2019.
•In 2020, we acquired 6.5 million shares of common stock at an average per share cost of $77.35 and an aggregate cost of approximately $500 million. In 2019, we acquired 24.9 million shares of common stock at an average per share cost of $64.30 and an aggregate cost of approximately $1.6 billion. These purchases were all conducted under share purchase programs approved by our Board of Directors.
•As required by the Federal Reserve, we and other participating CCAR banks resubmitted our capital plans by November 2, 2020 under updated scenarios provided by the Federal Reserve due to the COVID-19 pandemic. Effective December 2020, the Federal Reserve has authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021, subject to certain limitations (together with common stock dividends) based primarily on average 2020 quarterly net income. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021.
•Our CET1 capital ratio increased to 12.3% as of December 31, 2020 compared to 11.7% as of December 31, 2019, primarily due to higher retained earnings, partially offset by an increase in risk weighted assets primarily due to higher client lending activity. Our Tier 1 leverage ratio decreased to 6.4% as of December 31, 2020 compared to 6.9% as of
December 31, 2019 due to an increase in adjusted average assets driven by higher deposits, partially offset by higher retained earnings. As of December 31, 2020, standardized capital ratios were binding. As of December 31, 2019, advanced approaches capital ratios were binding.
Capital Redemptions
•We redeemed all outstanding Series C non-cumulative perpetual preferred stock on March 15, 2020 at an aggregate redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends.
•On January 14, 2021, we announced that we will redeem on March 15, 2021 an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends. A cash dividend of $953.38 per share of Series F Preferred Stock (or approximately $9.5338 per depositary share) has been declared for the period from December 15, 2020 up to but not including March 15, 2021 (the “March Dividend”). The March Dividend will be paid separately to the holders of record of the Series F Preferred Stock as of March 1, 2021 in the customary manner. Accordingly, there will not be any declared and unpaid dividends included in the redemption price.
Debt Issuances
•On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030.
•On March 26, 2020, we issued $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023, $500 million aggregate principal amount of 2.901% Fixed-to-Floating Rate Senior Notes due 2026 and $500 million aggregate principal amount of 3.152% of Fixed-to-Floating Rate Senior Notes due 2031.
State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2020 compared to 2019 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(Dollars in millions)	2020	2019	2018
Fee revenue:
Servicing fees	$5,167	$5,074	$5,421	2%	(6)%
Management fees(1)	1,880	1,824	1,899	3	(4)
Foreign exchange trading services(1)(2)	1,363	1,058	1,153	29	(8)
Securities finance	356	471	543	(24)	(13)
Software and processing fees(2)	733	720	438	2	64
Total fee revenue(2)(3)	9,499	9,147	9,454	4	(3)
Net interest income:
Interest income	2,575	3,941	3,662	(35)	8
Interest expense	375	1,375	991	(73)	39
Net interest income	2,200	2,566	2,671	(14)	(4)
Other income:
Gains (losses) related to investment securities, net	4	(1)	9	nm	nm
Other income	—	44	(3)	nm	nm
Total other income	4	43	6	nm	nm
Total revenue(2)	$11,703	$11,756	$12,131	—	(3)

(1) Certain fees associated with our GLD ETFs have been reclassified from foreign exchange trading services to management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $81 million, $53 million and $48 million in 2020, 2019 and 2018, respectively.
(2) CRD contributed approximately $420 million in total revenue in 2020, approximately $385 million in total revenue in 2019 and approximately $119 million in total revenue in 2018, which reflects their results from October 1, 2018, the date of acquisition, through December 31, 2018.
(3) The impact of State Street Global Advisors Money Market Fund fee waivers on total fee revenue was less than $10 million for 2020, 2019 and 2018.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2020, 2019 and 2018. Servicing and management fees collectively made up approximately 74%, 75% and 77% of the total fee revenue in 2020, 2019 and 2018, respectively.
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
Over the five years ended December 31, 2020, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (1)% to 5% annually and approximately 2% and 0% in 2020 and 2019, respectively. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate, using relevant information as of December 31, 2020 that a 10% increase or decrease in worldwide equity
State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors constant and using relevant information as of December 31, 2020, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
S&P 500®	3,218	2,913	10%	3,217	2,938	9%	3,756	3,231	16%
MSCI EAFE®	1,854	1,892	(2)	1,841	1,903	(3)	2,148	2,037	5
MSCI® Emerging Markets	1,059	1,036	2	1,052	1,043	1	1,291	1,115	16

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2020	2019	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,392	2,225	8%
Barclays Capital Global Aggregate Bond Index®	559	512	9

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2020, we estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately (1)% to 2% annually and approximately 2% and (1)% in 2020 and 2019, respectively, with the impact for 2020 largely in the first half of the year. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Years Ended December 31,
(In billions)	2020	2019
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(103.7)	$256.5
Money Market	677.7	516.3
Exchange-Traded Fund	280.2	204.2
Total ICI Flows	$854.2	$977.0

Europe -Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$373.5	$373.2
Money Market	224.4	105.7
Exchange-Traded Fund	108.0	118.9
Total Broadridge Flows	$705.9	$597.8

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
(3) The year ended December 31, 2020 data for North America (US domiciled) includes Morningstar direct actuals for January 2020 through November 2020 and Morningstar direct estimates for December 2020.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The year ended December 31, 2020 data for Europe is on a rolling twelve month basis for December 2019 through November 2020, sourced by Morningstar.
State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2020, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually and approximately 0% and 0% in 2020 and 2019, respectively. Gross investment servicing mandates were $787 billion in 2020 and $1.3 trillion per year on average over the past five years. Over the five years ended December 31, 2020, gross annual investment servicing mandates ranged from $750 billion to nearly $2.0 trillion.
New business impacting servicing fees can include: custody; product accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A can vary materially. On average, over the five years ended December 31, 2020, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year, and approximately (2)% in 2020 and (4)% in 2019. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the terms of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices. These same market pressures also impact the fees we negotiate when we win business from new clients.
In order to offset the typical client attrition and normal pricing headwinds, we estimate that we need at least $1.5 trillion of new AUC/A per year; although, notwithstanding increases in AUC/A, servicing fees remain subject to several factors, including changes in market valuations, client activity and asset flows, the manner in which we price our services, the nature of the assets being serviced and the type of services and the other factors described in this Form 10-K.
Historically, and based on an indicative sample of revenue, we estimate that approximately 55%, on average, of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another 15%, on average, of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining approximately 30% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.
The impact of the above, client activity and asset flows, net new business and pricing, noted drivers of our servicing fee revenue will vary depending on the mix of products and services we provide to our clients. The full impact of changes in market valuations and the volume of activity in the funds may not be fully reflected in our servicing fee revenues in the periods in which the changes occur, particularly in periods of higher volatility.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and UCITS, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. In addition, in a prolonged low-interest rate environment, such as we are currently experiencing, we have waived and may in the future waive certain fees for our clients for money market products.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products.
State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of December 31, 2020 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 5%; and
•A 10% increase or decrease in worldwide fixed-income valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 4%.
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
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2020, 2019 and 2018.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, loans, resale agreements and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
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
NII on a FTE basis decreased in 2020 compared to 2019, primarily due to lower market rates, partially offset by higher client deposits, core loan and investment securities balances.
Investment securities net premium amortization, which is included in interest income, was $575 million in 2020 compared to $434 million in 2019 and $391 million in 2018. The increase is primarily driven by higher MBS premium amortization as a result of lower interest rates and faster prepayments. As of December 31, 2020, 2019 and 2018, approximately 61%, 60% and 52%, respectively, of unamortized premiums, net of discounts, was related to mortgage-backed securities.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Unamortized premiums, net of discounts at period end	$1,909	$1,585	$1,575
Net premium amortization(1)	575	434	391
Investment securities duration (years)(2)	3.0	2.7	3.1

(1) Net of discount accretion on MMLF HTM securities.
(2) Excluding investment securities purchased under the MMLF program, the investment securities portfolio duration is 3.1 years in 2020.

State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Money Market Mutual Fund Liquidity Facility
In March 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve established the MMLF program in order to enhance the liquidity and functioning of crucial money markets. Through the establishment of the MMLF program, the Federal Reserve Bank of Boston makes loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The MMLF program was authorized through December 31, 2020. We are supporting our clients' liquidity needs through this program, following its adoption on March 18, 2020. As a result of the asset purchases (including negotiable CDs, municipals and asset-backed commercial paper), our participation in the facility was $8.2 billion on average in 2020, and earned $16 million of NII, but was dilutive to NIM in 2020. The purchases are match funded through Federal Reserve borrowings and the assets are posted as collateral. The borrowing is non-recourse, meaning that the Federal Reserve has taken on the credit risk of the assets purchased. The purchased securities are classified as held-to-maturity and have a maturity of less than 12 months. MMLF related assets do not impact our risk-based and leverage capital ratios.
See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2020, 2019 and 2018.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2020			2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$76,588	$76	.10%	$48,500	$416	.86%	$54,328	$387	.71%
Securities purchased under resale agreements(2)	3,452	126	3.64	2,506	364	14.54	2,901	335	11.55
Trading account assets	878	—	—	884	1	.11	1,051	—	—
Investment securities:
Investment securities available for sale	58,036	761	1.31	51,853	1,035	1.98	47,855	1,007	2.08
Investment securities held-to-maturity	42,956	830	1.93	39,915	974	2.44	40,215	920	2.29
Investment securities held-to-maturity purchased under money market liquidity facility	8,183	117	1.43	—	—	—	—	—	—
Total Investment securities	109,175	1,708	1.56	91,768	2,009	2.19	88,070	1,927	2.19
Loans and leases	27,525	627	2.28	24,073	775	3.22	23,573	698	2.96
Other interest-earning assets	11,256	55	.49	14,160	395	2.79	15,714	372	2.37
Average total interest-earning assets	$228,874	$2,592	1.13	$181,891	$3,960	2.18	$185,637	$3,719	2.00
Interest-bearing deposits:
U.S.	$87,444	$114	.13%	$67,547	$539	.80%	$54,953	$256	.47%
Non-U.S.(3)	68,806	(231)	(.34)	61,301	124	.20	70,623	107	.15
Total interest-bearing deposits(3)(4)	156,250	(117)	(.07)	128,848	663	.51	125,576	363	.29
Securities sold under repurchase agreements	2,615	4	.14	1,616	31	1.90	2,048	13	.62
Short-term borrowings under money market liquidity facility	8,207	101	1.22	—	—	—	—	—	—
Other short-term borrowings	2,226	18	.78	1,524	21	1.37	1,327	17	1.28
Long-term debt	14,371	312	2.17	11,474	414	3.61	10,686	389	3.64
Other interest-bearing liabilities	3,176	57	1.82	4,103	246	6.00	4,956	209	4.20
Average total interest-bearing liabilities	$186,845	$375	.20	$147,565	$1,375	.93	$144,593	$991	.68
Interest rate spread			.93%			1.25%			1.32%
Net interest income, fully taxable-equivalent basis		$2,217			$2,585			$2,728
Net interest margin, fully taxable-equivalent basis			.97%			1.42%			1.47%
Tax-equivalent adjustment		(17)			(19)			(57)
Net interest income, GAAP basis		$2,200			$2,566			$2,671

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $100.45 billion, $86.67 billion and $35.74 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.12%, 0.41% and 0.87% for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Average rate includes the impact of FX swap costs of approximately ($63) million, $153 million and $106 million for the years ended December 31, 2020, 2019 and 2018, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.03)%, 0.40% and 0.20% for the years ended December 31, 2020, 2019 and 2018, respectively.
(4) Total deposits averaged $193.22 billion compared to $158.26 billion and $161.41 billion for 2019 and 2018, respectively.
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
Average total interest-earning assets were $228.87 billion in 2020 compared to $181.89 billion in 2019. The increase is primarily due to higher interest-bearing deposits with banks and investment securities.
Interest-bearing deposits with banks averaged $76.59 billion in 2020 compared to $48.50 billion in 2019. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Securities purchased under resale agreements averaged $3.45 billion in 2020 compared to $2.51 billion in 2019. The impact of balance sheet netting increased to $100.45 billion on average in 2020 compared to $86.67 billion in 2019. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The increase in average balance sheet netting in 2020 compared to 2019 is primarily due to the expansion of our FICC program and new client activity.
We have been a sponsoring member within FICC since 2005. FICC expanded the service in 2017, and since then, we have increased our participation each year. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Average investment securities increased to $109.18 billion in 2020 from $91.77 billion in 2019 primarily driven by the MMLF program, MBS balances and foreign government bonds. The growth reflects our deployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $27.53 billion in 2020 compared to $24.07 billion in 2019. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $24.04 billion in 2020 compared to $19.95 billion in 2019.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $11.26 billion in 2020 from $14.16 billion in 2019, primarily driven by a reduction in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $156.25 billion in 2020 from $128.85 billion in 2019. Average U.S. interest-bearing deposits increased as a result of the market uncertainty due to the COVID-19 pandemic, the level of global interest rates and new deposit gathering initiatives. While deposits levels moderated in the second half of 2020, deposits levels remained elevated throughout 2020 and we expect deposits to remain elevated within the current environment of low interest rates and continued expansion of the money supply by the Federal Reserve. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, increased to $2.23 billion in 2020 from $1.52 billion in 2019.
Average long-term debt was $14.37 billion in 2020 compared to $11.47 billion in 2019. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods, including the issuance of $750 million of senior debt in January 2020 and $1.75 billion in March 2020.
Average other interest-bearing liabilities were $3.18 billion in 2020 compared to $4.10 billion in 2019. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.

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
Provision for Credit Losses
In January 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million as of January 1, 2020. In 2020, we recorded a provision of $88 million for credit losses related to loans and financial assets held at amortized cost and off-balance sheet commitments based on the CECL methodology, reflecting both downward credit migration within our loan portfolio and revision in management’s economic outlook reflecting the impact of the COVID-19 pandemic. This compares to a $10 million provision for credit losses in 2019 and $15 million in 2018, which were under the incurred loss model.
Additional information is provided under “Loans and Leases” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 8: Expenses, provides the breakout of expenses for the years ended December 31, 2020, 2019 and 2018.

TABLE 8: EXPENSES
	Years Ended December 31,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
(Dollars in millions)	2020	2019	2018
Compensation and employee benefits(1)	$4,450	$4,541	$4,780	(2)%	(5)%
Information systems and communications	1,550	1,465	1,324	6	11
Transaction processing services	978	983	985	(1)	—
Occupancy	489	470	500	4	(6)
Amortization of other intangible assets(1)	234	236	226	(1)	4
Acquisition costs	54	79	31	(32)	155
Restructuring charges, net	(4)	(2)	(7)	100	(71)
Other:
Professional services	364	321	357	13	(10)
Other	601	941	819	(36)	15
Total other	965	1,262	1,176	(24)	7
Total expenses(1)	$8,716	$9,034	$9,015	(4)	—
Number of employees at year-end	39,439	39,103	40,142	1	(3)

(1) CRD contributed approximately $248 million in total expenses in 2020, approximately $201 million in total expenses in 2019 and approximately $39 million in total expenses in 2018, which reflects their results from October 1, 2018, the date of acquisition, through December 31, 2018.
Compensation and employee benefits expenses decreased 2% in 2020 compared to 2019, primarily due to lower headcount in high cost locations, lower contractor spend and lower repositioning charges, partially offset by higher incentive compensation.
Total headcount increased by approximately 1% as of December 31, 2020 compared to December 31, 2019, primarily driven by hires in global hubs, partially offset by a reduction in high cost locations.
Information systems and communications expenses increased 6% in 2020 compared to 2019. The increase was primarily related to higher software costs and technology infrastructure investments.
Transaction processing services expenses decreased 1% in 2020 compared to 2019, primarily due to higher vendor savings, partially offset by higher broker fees and sub-custody costs.
Occupancy expenses increased 4% in 2020 compared to 2019, primarily due to higher repositioning charges, partially offset by benefits from the advancement of our global footprint strategy.
Amortization of other intangible assets decreased 1% in 2020 compared to 2019.
Other expenses decreased 24% in 2020 compared to 2019, primarily driven by lower legal expenses, marketing and travel costs, partially offset by higher professional fees.

State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Acquisition Costs
We recorded approximately $54 million of acquisition costs in 2020 compared to $79 million in 2019 and $31 million in 2018, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $225 million of acquisition costs through 2021, after which we will no longer distinguish certain CRD costs as acquisition costs. As of December 31, 2020, we have incurred $164 million of acquisition costs related to CRD. We expect to incur any remaining significant acquisition costs related to CRD in 2021.
Restructuring and Repositioning Charges
Repositioning Charges
Expenses for 2020 included a repositioning charge of $133 million, consisting of $82 million of compensation and employee benefits and $51 million of occupancy expenses. In January 2021, we announced that we expect to eliminate approximately 1,200 positions, mostly in middle management, which will be partially offset by in-sourcing and critical hires, during 2021. These actions are expected to result in savings of approximately $150 million in 2021 due to automation of processes and organizational simplification enabling workforce rationalization and reduction of our real estate footprint by approximately 13% of our total square footage. Total repositioning charges were $110 million in 2019.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	(7)	—	—	(7)
Accruals for Repositioning Charges	259	41	—	300
Payments and Other Adjustments	(115)	(36)	(2)	(153)
Accrual Balance at December 31, 2018	303	37	1	341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	190	7	1	198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Income Tax Expense
Income tax expense was $479 million in 2020 compared to $470 million in 2019. Our effective tax rate was 16.5% in 2020, compared to 17.3% in 2019. The effective tax rate for 2020 included a benefit from the use of foreign tax credits. The effective tax rate for 2019 included a benefit attributable to a foreign legal entity restructuring which was partially offset by legal accruals and limitations on foreign tax credit benefits.
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
Investment Servicing, through State Street Institutional Services, State Street Global Markets, State Street Global Exchange and CRD, provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in October 2018. The Charles River Investment Management solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, advanced data aggregation, analytics and compliance tools, and integration with other industry platforms and providers.
State Street Corporation | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements in this Form 10-K.
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
	2020	2019	2018
Servicing fees	$5,167	$5,074	$5,429	2%	(7)%
Foreign exchange trading services(1)	1,299	974	1,071	33	(9)
Securities finance	342	462	543	(26)	(15)
Software and processing fees(1)	706	691	443	2	56
Total fee revenue(1)	7,514	7,201	7,486	4	(4)
Net interest income	2,211	2,590	2,691	(15)	(4)
Total other income	4	43	6	nm	nm
Total revenue(1)	9,729	9,834	10,183	(1)	(3)
Provision for credit losses	88	10	15	780	(33)
Total expenses(1)	7,071	7,140	7,081	(1)	1
Income before income tax expense	$2,570	$2,684	$3,087	(4)	(13)
Pre-tax margin	26%	27%	30%
Average assets (in billions)	$266.4	$220.3	$220.2

(1) CRD contributed approximately $420 million and $248 million in total revenue and total expenses, respectively, in 2020, approximately $385 million and $201 million in total revenue and total expenses, respectively, in 2019 and approximately $119 million and $39 million in total revenue and total expenses, respectively, in 2018, which reflects their results from October 1, 2018, the date of acquisition, through December 31, 2018.
nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 2% in 2020 compared to 2019 primarily due to higher average market levels and client activity, primarily in the first half of 2020, partially offset by normal pricing headwinds. FX rates impacted servicing fees positively by 1% in 2020 relative to 2019 and negatively by 1% in 2019 relative to 2018.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in each of 2020, 2019 and 2018.

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Collective funds	$10,878	$9,796	$8,999	11%	9%
Mutual funds	10,882	9,221	7,912	18	17
Insurance and other products	9,432	8,417	8,220	12	2
Pension products	7,599	6,924	6,489	10	7
Total	$38,791	$34,358	$31,620	13	9

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Equities	$21,626	$19,301	$18,041	12%	7%
Fixed-income	12,834	10,766	9,758	19	10
Short-term and other investments	4,331	4,291	3,821	1	12
Total	$38,791	$34,358	$31,620	13	9
State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Americas	$28,245	$25,018	$23,203	13%	8%
Europe/Middle East/Africa	8,101	7,325	6,699	11	9
Asia/Pacific	2,445	2,015	1,718	21	17
Total	$38,791	$34,358	$31,620	13	9

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in 2020 totaled approximately $787 billion, with an increasing proportion incorporating State Street Alpha, compared to $1.84 trillion in 2019. Servicing assets remaining to be installed in future periods totaled approximately $436 billion as of December 31, 2020, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
As a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition is expected to begin in 2022 but will principally occur in 2023. For the year ended December 31, 2020, the fee revenue associated with the transitioning assets represented approximately 1.5% of our total fee revenue. The total revenue and income impact of this transition will depend upon a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
For additional information about the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 33% in 2020 compared to 2019, primarily due to higher volumes and market volatility. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 68% and 32%, respectively, of foreign exchange trading services revenue in 2020.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 26% in 2020 compared to 2019, reflecting decreases in enhanced custody balances due to client deleveraging and lower agency lending revenues due to lower spreads.
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

State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, increased 2% in 2020 compared to 2019 and reflects approximately $406 million from CRD in 2020. We acquired CRD on October 1, 2018. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a Software as a Service (SaaS) related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter. CRD contributed approximately $420 million in total revenue in 2020, compared to approximately $385 million in 2019, including approximately $370 million in software and processing fees and $15 million in brokerage and other trading services within foreign exchange trading services. The increase in revenue is primarily driven by SaaS revenue and professional services.
Amortization of tax advantage investments negatively impacted software and processing fees by approximately $88 million and $52 million in 2020 and 2019, respectively.
In addition, FX and market-related adjustments, which also includes certain fair value adjustments, impacted software and processing fees by approximately $26 million and $16 million in 2020 and 2019, respectively.
Expenses
Total expenses for Investment Servicing decreased 1% in 2020 compared to 2019, primarily due to on-going expense management initiatives, partially offset by technology infrastructure and operational investments. Total expenses contributed by CRD in 2020 were approximately $248 million, compared to $201 million in 2019. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2020 vs. 2019	% Change 2019 vs. 2018
	2020	2019	2018
Management fees(1)(2)	$1,880	$1,824	$1,899	3%	(4)%
Foreign exchange trading services(1)(3)	64	84	82	(24)	2
Securities finance	14	9	—	nm	nm
Software and processing fees(4)	27	29	(5)	nm	nm
Total fee revenue	1,985	1,946	1,976	2	(2)
Net interest income	(11)	(24)	(20)	(54)	20
Total revenue	1,974	1,922	1,956	3	(2)
Total expenses	1,471	1,535	1,544	(4)	(1)
Income before income tax expense	$503	$387	$412	30	(6)
Pre-tax margin	25%	20%	21%
Average assets (in billions)	$2.9	$3.0	$3.2

(1) Certain fees associated with our GLD ETFs have been reclassified from Foreign exchange trading services to Management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $81 million, $53 million and $48 million in 2020, 2019 and 2018, respectively.
(2) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(3) Includes revenue for reimbursements received for certain ETFs associated with State Street Global Advisors where we act as the distribution and marketing agent.
(4) Includes other revenue items that are primarily driven by equity market movements.
nm Not meaningful
Investment Management total revenue increased 3% in 2020 compared to 2019.
State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fees
Management fees increased 3% in 2020 compared to 2019, primarily due to higher average market levels and ETF and cash net inflows, partially offset by net institutional outflows.
Management fees generated outside the U.S. were approximately 26% of total management fees in 2020 compared to approximately 27% in both 2019 and 2018.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Equity:
Active	$83	$88	$80	(6)%	10%
Passive	2,089	1,903	1,464	10	30
Total equity	2,172	1,991	1,544	9	29
Fixed-income:
Active	92	89	81	3	10
Passive	441	379	341	16	11
Total fixed-income	533	468	422	14	11
Cash(1)	359	324	287	11	13
Multi-asset-class solutions:
Active	26	24	19	8	26
Passive	164	133	113	23	18
Total multi-asset-class solutions	190	157	132	21	19
Alternative investments(2):
Active	23	21	21	10	—
Passive	190	155	105	23	48
Total alternative investments	213	176	126	21	40
Total	$3,467	$3,116	$2,511	11	24

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Alternative Investments(2)	$83	$56	$43	48%	30%
Cash	14	9	9	56	—
Equity	706	618	482	14	28
Multi Asset	1	—	—	100	—
Fixed-Income	102	85	66	20	29
Total Exchange-Traded Funds	$906	$768	$600	18	28

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2020	December 31, 2019	December 31, 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
North America	$2,414	$2,115	$1,731	14%	22%
Europe/Middle East/Africa	509	493	421	3	17
Asia/Pacific	544	508	359	7	42
Total	$3,467	$3,116	$2,511	11	24

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2017	$1,745	$414	$330	$147	$146	$2,782
Long-term institutional flows, net(3)	(45)	12	—	(3)	(2)	(38)
Exchange-traded fund flows, net	(3)	7	6	—	(2)	8
Cash fund flows, net	—	—	(50)	—	—	(50)
Total flows, net	(48)	19	(44)	(3)	(4)	(80)
Market appreciation (depreciation)	(142)	(7)	3	(10)	(10)	(166)
Foreign exchange impact	(11)	(4)	(2)	(2)	(6)	(25)
Total market/foreign exchange impact	(153)	(11)	1	(12)	(16)	(191)
Balance as of December 31, 2018	$1,544	$422	$287	$132	$126	$2,511
Long-term institutional flows, net(3)	26	(7)	—	3	16	38
Exchange-traded fund flows, net	13	15	—	—	6	34
Cash fund flows, net	—	—	31	—	—	31
Total flows, net	39	8	31	3	22	103
Market appreciation (depreciation)	404	38	6	22	28	498
Foreign exchange impact	4	—	—	—	—	4
Total market/foreign exchange impact	408	38	6	22	28	502
Balance as of December 31, 2019	$1,991	$468	$324	$157	$176	$3,116
Long-term institutional flows, net(3)	(99)	2	(1)	10	(12)	(100)
Exchange-traded fund flows, net	13	12	4	—	15	44
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	(86)	14	35	10	3	(24)
Market appreciation (depreciation)	238	43	(1)	19	30	329
Foreign exchange impact	29	8	1	4	4	46
Total market/foreign exchange impact	267	51	—	23	34	375
Balance as of December 31, 2020	$2,172	$533	$359	$190	$213	$3,467

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
Expenses
Total expenses for Investment Management decreased 4% in 2020 compared to 2019, primarily due to savings from on-going expense management initiatives.
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
TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Years Ended December 31,
(In millions)	2020	2019	2018
Assets:
Interest-bearing deposits with banks	$76,588	$48,500	$54,328
Securities purchased under resale agreements	3,452	2,506	2,901
Trading account assets	878	884	1,051
U.S. Treasury and federal agencies:
Direct obligations	14,017	14,249	16,226
Mortgage-and asset-backed securities	46,799	42,390	32,223
State and political subdivisions	1,717	1,869	5,481
Other investments:
Asset-backed securities	11,096	9,734	13,323
Collateralized mortgage-backed securities and obligations	682	896	1,549
Other debt investments and equity securities	26,681	22,630	19,268
Investment securities held to maturity purchased under money market liquidity facility	8,183	—	—
Total Investment securities	109,175	91,768	88,070
Loans and leases	27,525	24,073	23,573
Other interest-earning assets	11,256	14,160	15,714
Average total interest-earning assets	228,874	181,891	185,637
Cash and due from banks	3,849	3,390	3,178
Other non-interest-earning assets	36,611	38,053	34,570
Average total assets	$269,334	$223,334	$223,385
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$87,444	$67,547	$54,953
Non-U.S.	68,806	61,301	70,623
Total interest-bearing deposits(2)	156,250	128,848	125,576
Securities sold under repurchase agreements	2,615	1,616	2,048
Short-term borrowings under money market liquidity facility	8,207	—	—
Other short-term borrowings	2,226	1,524	1,327
Long-term debt	14,371	11,474	10,686
Other interest-bearing liabilities	3,176	4,103	4,956
Average total interest-bearing liabilities	186,845	147,565	144,593
Non-interest-bearing deposits(2)	36,975	29,414	35,832
Other non-interest-bearing liabilities	20,464	21,299	19,804
Preferred shareholders’ equity	2,569	3,653	3,327
Common shareholders’ equity	22,481	21,403	19,829
Average total liabilities and shareholders’ equity	$269,334	$223,334	$223,385

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $193.23 billion in 2020 compared to $158.26 billion and $161.41 billion in 2019 and 2018, respectively.
State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2020	2019	2018
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,575	$3,487	$1,039
Mortgage-backed securities	14,305	17,838	15,968
Total U.S. Treasury and federal agencies	20,880	21,325	17,007
Asset-backed securities:
Student loans(1)	314	531	541
Credit cards	90	89	583
Collateralized loan obligations	2,966	1,820	593
Total asset-backed securities	3,370	2,440	1,717
Non-U.S. debt securities:
Mortgage-backed securities	1,996	1,980	1,682
Asset-backed securities	2,291	2,179	1,574
Government securities	12,539	12,373	12,793
Other	12,903	8,658	6,602
Total non-U.S. debt securities	29,729	25,190	22,651
State and political subdivisions	1,548	1,783	1,918
Collateralized mortgage obligations	78	104	197
Other U.S. debt securities	3,443	2,973	1,658
Total	$59,048	$53,815	$45,148

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$6,057	$10,311	$14,794
Mortgage-backed securities	36,883	26,297	21,647
Total U.S. Treasury and federal agencies	42,940	36,608	36,441
Asset-backed securities:
Student loans(1)	4,774	3,783	3,191
Credit cards	—	—	193
Other	—	—	1
Total asset-backed securities	4,774	3,783	3,385
Non-U.S. debt securities:
Mortgage-backed securities	303	366	638
Asset-backed securities	—	—	223
Government securities	342	328	358
Other	—	—	46
Total non-U.S. debt securities	645	694	1,265
Collateralized mortgage obligations	572	697	823
Held-to-maturity under money market mutual fund liquidity facility(3)	3,300	—	—
Total	$52,231	$41,782	$41,914

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
Average duration of our investment securities portfolio was 3.0 years and 2.7 years as of December 31, 2020 and December 31, 2019, respectively. The increase in securities duration is primarily driven by continued growth in the investment portfolio.
Approximately 92% and 90% of the carrying value of the portfolio was rated “AAA” or “AA” as of December 31, 2020 and December 31, 2019, respectively.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	December 31, 2020	December 31, 2019
AAA(1)	78%	77%
AA	14	13
A	4	5
BBB	4	5
Below BBB	—	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of December 31, 2020 and December 31, 2019, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2020	December 31, 2019
U.S. Agency Mortgage-backed securities	39%	41%
Foreign sovereign	20	19
U.S. Treasuries	11	14
Asset-backed securities	11	11
Other credit(1)	19	15
	100%	100%

(1) Includes the securities purchased under the MMLF program.
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both December 31, 2020 and December 31, 2019.
State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: NON-U.S. DEBT SECURITIES
(In millions)	December 31, 2020	December 31, 2019
Available-for-sale:
European(1)	$3,275	$2,101
Canada	3,163	2,611
France	2,829	2,223
Australia	2,809	2,409
Germany	2,155	1,944
Spain	1,642	1,531
Belgium	1,618	977
Austria	1,544	1,398
Netherlands	1,528	1,524
Ireland	1,226	1,235
Finland	1,222	846
United Kingdom	1,209	1,608
Asian(1)	1,165	581
Italy	1,014	1,113
Japan	560	1,363
Sweden	212	156
Hong Kong	162	617
Luxembourg	83	124
Brazil	74	93
Norway	22	51
Other(2)	2,217	685
Total	$29,729	$25,190
Held-to-maturity:
Singapore	$342	$214
Australia	90	109
Spain	84	85
United Kingdom	84	126
Germany	—	112
Other(3)	45	48
Total	$645	$694

(1) Consists entirely of supranational bonds.
(2) Included approximately $2,166 million and $618 million as of December 31, 2020 and December 31, 2019, respectively, related to supranational bonds.
(3) Included approximately $45 million and $46 million as of December 31, 2020 and December 31, 2019, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 80% and 74% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2020 and December 31, 2019, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2020 and December 31, 2019, approximately 21% and 27%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of December 31, 2020, our non-U.S. debt securities had an average market-to-book ratio of 101.5%, and an aggregate pre-tax net unrealized gain of $439 million, composed of gross unrealized gains of $452 million and gross unrealized losses of $13 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $375 million, composed of gross unrealized gains of $384 million and gross unrealized losses of $9 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized gain of $64 million, composed of gross unrealized gains of $68 million and gross unrealized losses of $4 million, associated with non-U.S. HTM debt securities.
As of December 31, 2020, the underlying collateral for non-U.S. MBS and ABS primarily included U.K., Australian, Italian and Dutch mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.5 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2020, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of December 31, 2020, we also provided approximately $9.4 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities(2)	Credit and Liquidity Facilities(3)	Total	% of Total Municipal Exposure
December 31, 2020
State of Issuer:
Texas	$268	$2,282	$2,550	23%
California	113	2,174	2,287	21
New York	297	1,363	1,660	15
Massachusetts	382	927	1,309	12
Total	$1,060	$6,746	$7,806

December 31, 2019
State of Issuer:
Texas	$275	$2,345	$2,620	23%
California	111	2,114	2,225	20
New York	283	1,531	1,814	16
Massachusetts	442	809	1,251	11
Total	$1,111	$6,799	$7,910

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $11.06 billion and $11.32 billion across our businesses as of December 31, 2020 and December 31, 2019, respectively.
(2) Includes approximately $0.08 billion of municipal HTM MMLF securities.
(3) Includes municipal loans which are also presented within Table 26: U.S. and Non-U.S. Loans and Leases.
State Street Corporation | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 87% of the obligors rated “AAA” or “AA” as of December 31, 2020. As of that date, approximately 26% and 74% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.

TABLE 25: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2020	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,661	.91%	$2,771	.51%	$2,143	1.54%	$—	—%	$6,575
Mortgage-backed securities	127	3.46	619	2.52	2,828	.90	10,731	3.19	14,305
Total U.S. treasury and federal agencies	1,788		3,390		4,971		10,731		20,880
Asset-backed securities:
Student loans	115	1.77	90	.68	—	—	109	.35	314
Credit cards	—	—	—	—	90	.92	—	—	90
Collateralized loan obligations	76	1.19	1,077	1.26	838	1.36	975	1.50	2,966
Total asset-backed securities	191		1,167		928		1,084		3,370
Non-U.S. debt securities:
Mortgage-backed securities	260	.67	527	.60	116	.53	1,093	1.08	1,996
Asset-backed securities	337	.61	1,247	.39	272	.56	435	.41	2,291
Government securities	3,151	.51	8,151	1.99	939	.77	298	.91	12,539
Other	1,329	2.14	9,652	1.01	1,752	.69	170	1.93	12,903
Total non-U.S. debt securities	5,077		19,577		3,079		1,996		29,729
State and political subdivisions(2)	136	6.26	626	5.39	559	5.39	227	5.78	1,548
Collateralized mortgage obligations	—	—	—	—	—	—	78	3.57	78
Other U.S. debt securities	452	2.90	2,896	2.38	95	2.53	—	—	3,443
Total	$7,644		$27,656		$9,632		$14,116		$59,048

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$3,480	2.69%	$2,555	1.79%	$—	—%	$22	.58%	$6,057
Mortgage-backed securities	204	2.59	423	3.04	5,036	2.13	31,220	2.55	36,883
Total U.S. treasury and federal agencies	3,684		2,978		5,036		31,242		42,940
Asset-backed securities:
Student loans	350	.50	155	.52	667	.82	3,602	1.11	4,774
Total asset-backed securities	350		155		667		3,602		4,774
Non-U.S. debt securities:
Mortgage-backed securities	87	.60	23	1.02	—	—	193	.18	303
Government securities	342	.43	—	—	—	—	—	—	342
Total non-U.S. debt securities	429		23		—		193		645
Collateralized mortgage obligations	139	1.42	265	.94	21	1.22	147	1.32	572
Total	4,602		3,421		5,724		35,184		48,931
Held-to-maturity under money market mutual fund liquidity facility	3,300	1.39	—	—	—	—	—	—	3,300
Total held-to-maturity securities	$7,902		$3,421		$5,724		$35,184		$52,231

(1) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(2) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2020).
State Street Corporation | 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans and Leases

TABLE 26: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2020	2019	2018	2017	2016
Domestic(1):
Commercial and financial	$19,036	$18,762	$19,479	$18,696	$16,412
Commercial real estate	2,096	1,766	874	98	27
Lease financing(2)	—	—	—	267	338
Total domestic	21,132	20,528	20,353	19,061	16,777
Foreign(1):
Commercial and financial	6,793	5,781	5,436	3,837	2,476
Lease financing(2)	—	—	—	396	504
Total foreign	6,793	5,781	5,436	4,233	2,980
Total loans and leases(3)(4)	$27,925	$26,309	$25,789	$23,294	$19,757
Average loans and leases	$27,525	$24,073	$23,573	$21,916	$19,013

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) We wound down our lease financing business in 2018.
(3) Includes $2,982 million and $3,256 million of overdrafts as of December 31, 2020 and December 31, 2019, respectively.
(4) As of December 31, 2020, floating rate loans totaled $22,537 million and fixed rate loans totaled $2,404 million.
The increase in domestic loans in the commercial and financial segment as of December 31, 2020 compared to December 31, 2019 was primarily driven by an increase in fund finance loans, partially offset by a decrease in securities finance loans.
As of December 31, 2020 and December 31, 2019, our leveraged loans totaled approximately $4.17 billion and $4.46 billion, respectively. We sold $353 million leveraged loans in 2020. We recorded a charge-off against the allowance for these loans prior to the sale of these loans of $41 million in 2020.
In addition, we had binding unfunded commitments as of December 31, 2020 and December 31, 2019 of $149 million and $176 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 85% and 86% of the loans rated “BB” or “B” as of December 31, 2020 and December 31, 2019, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.
No loans were modified in troubled debt restructurings as of both December 31, 2020 and December 31, 2019.

TABLE 27: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2020
(In millions)	Under 1 year	1 to 5 years	Over 5 years	Total
Domestic:
Commercial and financial	$11,783	$5,763	$1,490	$19,036
Commercial real estate	43	571	1,482	2,096
Total domestic	11,826	6,334	2,972	21,132
Foreign:
Commercial and financial	3,111	3,182	500	6,793
Total foreign	3,111	3,182	500	6,793
Total loans	$14,937	$9,516	$3,472	$27,925

TABLE 28: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
(In millions)	As of December 31, 2020
Loans with predetermined interest rates	$2,327
Loans with floating or adjustable interest rates	10,658
Total	$12,985
Allowance for credit losses

TABLE 29: ALLOWANCE FOR CREDIT LOSSES
	Years Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Allowance for credit losses:
Beginning balance(1)	$93	$83	$72	$77	$66
Provision for credit losses (funded commitments)(2)	83	10	14	2	10
Provisions for credit losses (unfunded commitments)(3)	3	3	(1)	(6)	4
Provisions for credit losses (held-to-maturity securities and all other)	2	—	—	—	—
Charge-offs(4)	(41)	(3)	(1)	(1)	(3)
FX translation	8	(2)	(1)	—	—
Ending balance	$148	$91	$83	$72	$77

(1) Beginning January 1, 2020, we adopted ASU 2016-13. Prior to 2020, we recognized an allowance for loan losses under an incurred loss model. Upon adoption, we increased the allowance and reduced retained earnings by approximately $2 million. As such, the beginning balance differs from the December 31, 2019 ending balance. Please refer to Note 1 to the consolidated financial statements in this Form 10-K for additional information.
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
State Street Corporation | 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As discussed above, we adopted ASU 2016-13 in January 2020. For additional information on this new standard, refer to Note 1 to the consolidated financial statements in this Form 10-K. The provision for credit losses related to loans and financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was $88 million in 2020 based on the CECL methodology, compared to $10 million in 2019 (which was under the previous incurred loss model).
As of December 31, 2020, approximately $97 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $61 million as of December 31, 2019, reflecting changes in reserving standards and economic outlook, as well as negative credit migration. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $51 million and $13 million as of December 31, 2020 and 2019, respectively, was related to off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity.
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Please refer to Note 3 to the consolidated financial statements in this Form 10-K for additional information. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses. Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements in this Form 10-K.
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-
duration advances; investment securities; amounts related to FX and interest rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, FX needed by borrowers to repay their obligations.
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
The cross-border outstandings presented in Table 30: Cross-border outstandings, represented approximately 30% and 28% of our consolidated total assets as of December 31, 2020 and December 31, 2019, respectively.

TABLE 30: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2020
United Kingdom	$18,880	$1,797	$20,677
Japan	19,537	560	20,097
Germany	18,734	2,163	20,897
Canada	5,997	3,113	9,110
Australia	5,790	2,908	8,698
Luxembourg	5,036	2,148	7,184
France	3,586	3,010	6,596
December 31, 2019
Germany	$20,968	$217	$21,185
United Kingdom	13,764	1,468	15,232
Japan	11,121	555	11,676
Luxembourg	3,399	668	4,067
Canada	2,955	783	3,738
Australia	3,100	597	3,697
France	2,813	240	3,053
Ireland	1,988	641	2,629
Switzerland	1,724	589	2,313
December 31, 2018
Germany	$20,157	$489	$20,646
Japan	13,985	1,084	15,069
United Kingdom	12,623	1,176	13,799
Australia	4,217	1,349	5,566
Canada	3,010	1,507	4,517
Ireland	2,019	809	2,828
France	2,495	294	2,789
Luxembourg	2,033	710	2,743

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
State Street Corporation | 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2020, aggregate cross-border outstandings in each of Switzerland and Ireland amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.13 billion and $2.93 billion, respectively. As of December 31, 2019, aggregate cross-border outstandings in the Netherlands amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.89 billion. As of December 31, 2018, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets.
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
•market risk associated with our non-trading activities, which we refer to as asset and liability management, and which consists primarily of interest rate risk;
•strategic risk;
•model risk; and
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
Our risk management is based on the following major goals:
•A culture of risk awareness that extends across all of our business activities;
•The identification, classification and quantification of our material risks;
•The establishment of our risk appetite and associated limits and policies, and our compliance with these limits;
•The establishment of a risk management structure at the “top of the house” that enables the control and coordination of risk-taking across the business lines;
•The implementation of stress testing practices and a dynamic risk-assessment capability;
•A direct link between risk and strategic-decision making processes and incentive compensation practices; and
•The overall flexibility to adapt to the ever-changing business and market conditions.
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

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Committee (BCC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit Risk and Policy Committee (CRPC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Committee

Trading and Market Risk Committee (TMRC)	Basel Oversight Committee (BOC)	New Business and Product Approval Committee	Executive Information Security Committee	Enterprise Continuity Steering Committee

Recovery and Resolution Planning Executive Review Board	Model Risk Committee (MRC)	Compliance and Ethics Committee	Vendor Management Lifecycle Executive Review Board

CCAR Steering Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Country Risk Committee	Regulatory Reporting Oversight Committee	Conduct Standards Committee

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
The Chief Risk Officer (CRO) is responsible for our risk management globally, leads ERM and has a dual reporting line to our CEO and the Board’s RC. ERM manages its responsibilities globally through a three-dimensional organization structure:
•“Vertical” business unit-aligned risk groups that support business managers with risk management, measurement and monitoring activities;
•“Horizontal” risk groups that monitor the risks that cross all of our business units (for example, credit and operational risk); and
•Risk oversight for international activities, which combines intersecting “Verticals” and “Horizontals” through a hub and spoke model to provide important regional and legal entity perspectives to the global risk framework.
Sitting on top of this three-dimensional organization structure is a centralized group responsible for the aggregation of risk exposures across the vertical, horizontal and regional dimensions, for consolidated reporting, for setting the corporate-level risk appetite framework and associated limits and policies, and for dynamic risk assessment across our business.
Board Committees
The Board has four committees which assist it in discharging its responsibilities with respect to risk management: the Risk Committee (RC), the Examining and Audit Committee (E&A Committee), the Human Resources Committee (HRC) and the Technology and Operations Committee (TOPS).
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
The TOPS leads and assists in the Board’s oversight of technology and operational risk management and the role of these risks in executing our strategy and supporting our global business requirements. The TOPS reviews strategic initiatives from a technology and operational risk perspective and reviews and approves technology-related risk matters. In addition, TOPS reviews matters related to corporate information security and cyber-security programs, operational and technology resiliency, data and access management and third-party risk management.

State Street Corporation | 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Management Committees
MRAC is the senior management decision-making body for risk and capital issues, and oversees our financial risks, our consolidated statement of condition, and our capital adequacy, liquidity and recovery and resolution planning. Its responsibilities include:
•The approval of the policies of our global risk, capital and liquidity management frameworks, including our risk appetite framework;
•The monitoring and assessment of our capital adequacy based on internal policies and regulatory requirements;
•The oversight of our firm-wide risk identification, model risk governance, stress testing and Recovery and Resolution Plan programs; and
•The ongoing monitoring and review of risks undertaken within the businesses, and our senior management oversight and approval of risk strategies and tactics.
MRAC is co-chaired by our CRO and Chief Financial Officer, who regularly present to the RC on developments in the risk environment and performance trends in our key business areas.
BCC provides oversight of our business conduct and culture risks and standards, our commitments to clients and others with whom we do business, and our potential reputational risks, on an enterprise-wide basis. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCC is co-chaired by our Chief Compliance Officer and our General Counsel.
TORC provides oversight of, and assesses the effectiveness of, corporate-wide technology and operational risk management programs, and reviews areas of improvement to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the Chief Operating Officer and the Chief Risk Officer.
Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:
Management Risk and Capital Committee
•ALCO is the senior corporate oversight and decision-making body for balance sheet strategy, Global Treasury business activities and risk management for interest rate risk, liquidity risk and non-trading market risk. ALCO’s roles and responsibilities are designed to be complementary to, and in coordination with the MRAC, which approves the corporate risk appetite and associated balance sheet strategy;
•CRPC has primary responsibility for the oversight and review of credit and counterparty risk across business units, as well as oversight, review and approval of the credit risk policies and guidelines; the Committee consists of senior executives within ERM, and reviews policies and guidelines related to all aspects of our business which give rise to credit risk; our business units are also represented on the CRPC; credit risk policies and guidelines are reviewed periodically, but at least annually;
•TMRC reviews the effectiveness of, and approves, the market risk framework at least annually; it is the senior oversight and decision-making committee for risk management within our global markets businesses; the TMRC is responsible for the formulation of guidelines, strategies and workflows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits, collateral and margin policies and trading authorities; the TMRC meets regularly to monitor the management of our trading market risk activities;
•BOC provides oversight and governance over Basel related regulatory requirements, assesses compliance with respect to Basel regulations and approves all material methodologies and changes, policies and reporting;
•The Recovery and Resolution Planning Executive Review Board oversees the development of recovery and resolution plans as required by banking regulators;
•MRC monitors the overall level of model risk and provides oversight of the model governance process pertaining to financial models, including the validation of key models and the ongoing monitoring of model performance. The MRC may also, as appropriate, mandate remedial actions and compensating controls to be applied to models to address modeling deficiencies as well as other issues identified;
•The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with the Federal Reserve's CCAR process and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of
State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
all material assumptions, methodologies, and results of each stress scenario;
•The State Street Global Advisors Risk Committee is the most senior oversight and decision making committee for risk management within State Street Global Advisors; the committee is responsible for overseeing the alignment of State Street Global Advisors' strategy, and risk appetite, as well as alignment with our corporate-wide strategies and risk management standards; and
•The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks.
•The Regulatory Reporting Oversight Committee is responsible for providing oversight of regulatory reporting and related report governance processes and accountabilities.
Business Conduct Committee
•The Fiduciary Review Committee reviews and assesses the fiduciary risk management programs of those units in which we serve in a fiduciary capacity;
•The New Business and Product Approval Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;
•The Compliance and Ethics Committee provides review and oversight of our compliance programs, including our culture of compliance and high standards of ethical behavior;
•The Legal Entity Oversight Committee establishes standards with respect to the governance of our legal entities, monitors adherence to those standards, and oversees the ongoing evaluation of our legal entity structure, including the formation, maintenance and dissolution of legal entities; and
•The Conduct Standards Committee provides oversight of our enforcement of employee conduct standards.
Technology and Operational Risk Committee
•The Operational Risk Committee, along with the support of regional business or entity-specific working groups and committees, is responsible for oversight of our operational risk programs, including determining that the implementation of those programs is designed to identify, manage and control operational risk in an effective and consistent manner across the firm;
•The Technology Risk Committee is responsible for the global oversight, review and monitoring of operational, legal and regulatory compliance and reputational risk that may result in a significant change to our Information Technology risk profile or a material financial loss or reputational impact to global technology services. The Committee serves as a forum to provide regular reporting to TORC and escalate technology risk and control issues to TORC, as appropriate; and
•The Executive Information Security Committee provides direction for the Enterprise Information Security posture and program, including cyber-security protections, provides enterprise-wide oversight and assessment of the effectiveness of all Information Security Programs to promote that controls are measured and managed, and serves as an escalation point for cyber-security issues.
•The Enterprise Continuity Steering Committee considers matters pertaining to continuity and related risks, including oversight in determining the direction of the continuity program.
•The Vendor Management Lifecycle Executive Review Board oversees the end-to-end vendor management process to support operations in an efficient and sustainable manner, to oversee management of vendor-related risks, and to support compliance with regulatory standards.
Credit Risk Management
Core Policies and Principles
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as overdrafts, loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as securities purchased under a resale agreement, principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form
State Street Corporation | 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of deposit placements and other cash balances, with central banks or private sector institutions and fees receivables.
We distinguish between three major types of credit risk:
•Default risk - the risk that a counterparty fails to meet its contractual payment obligations;
•Country risk - the risk that we may suffer a loss, in any given country, due to any of the following reasons: deterioration of economic conditions, political and social upheaval, nationalization and appropriation of assets, government repudiation of indebtedness, exchange controls and disruptive currency depreciation or devaluation; and
•Settlement risk - the risk that the settlement or clearance of transactions will fail, which arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
The acceptance of credit risk by us is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:
•We measure and consolidate credit risks to each counterparty, or group of counterparties, in accordance with a “one-obligor” principle that aggregates risks across our business units;
•ERM reviews and approves all extensions of credit, or material changes to extensions of credit (such as changes in term, collateral structure or covenants), in accordance with assigned credit-approval authorities;
•Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the Credit Committee, a sub-committee of the CRPC. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority is granted to individuals outside of ERM;
•We seek to avoid or limit undue concentrations of risk. Counterparty (or groups of counterparties), industry, country and product-specific concentrations of risk are subject to frequent review and approval in accordance with our risk appetite;
•We determine the creditworthiness of counterparties through a detailed risk assessment, including the use of internal risk-rating methodologies;
•We review all extensions of credit and the creditworthiness of counterparties at least annually. The nature and extent of these reviews are determined by the size, nature and term of the extensions of credit and the creditworthiness of the counterparty; and
•We subject all corporate policies and guidelines to annual review as an integral part of our periodic assessment of our risk appetite.
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
Various key committees within our company are responsible for the oversight of credit risk and associated credit risk policies, systems and models.
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
We use credit risk parameter estimates for the following purposes:
•The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for our products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;
•The use of an automated process for limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines, based on the counterparty’s probability-of-default, or PD, rating class;
•The development of approval authority matrices based on PD; riskier counterparties with higher PDs require higher levels of approval for a comparable PD and limit size compared to less risky counterparties with lower PDs;
•The analysis of risk concentration trends using historical PD and exposure-at-default, or EAD, data;
•The standardization of rating integrity testing by GCR using rating parameters;
•The determination of the level of management review of short-duration advances depending on PD; riskier counterparties with higher rating class values generally trigger higher levels of management escalation for comparable short-duration advances compared to less risky counterparties with lower rating-class values;
•The monitoring of credit facility utilization levels using EAD values and the identification of instances where counterparties have exceeded limits;
•The aggregation and comparison of counterparty exposures with risk appetite levels to determine if businesses are maintaining appropriate risk levels; and
•The determination of our regulatory capital requirements for the AIRB provided in the Basel framework.
Credit Risk Mitigation
We seek to limit our credit exposure and reduce any potential credit losses through the use of various types of credit risk mitigation. The Basel III final rule permits us to reflect the application of credit risk mitigation when it meets the standards outlined
State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
therein. Examples of forms of credit risk mitigation include collateral, netting, guarantees and secured interest in non-financial assets. Where possible, we apply the recognition of collateral, guarantees and secured interest over non-financial assets to mitigate overall risk within our counterparty credit portfolio. While credit default swaps are permitted under the Basel III final rule, we do not actively use credit default swaps as a risk mitigation tool.
Collateral
In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, this collateral is typically in the form of cash, as well as highly-rated and/or liquid securities (i.e. government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. Collateral serves to reduce the risk of loss inherent in an exposure by improving the prospect of recovery in the event of a counterparty default. However, rapidly changing market values of the collateral we hold, unexpected increases in the credit exposure to a client or counterparty, reductions in the value or change in the type of securities held by us, as well as operational errors or errors in the manner in which we seek to exercise our rights, may reduce the risk mitigation effects of collateral or result in other security interests not being effective to reduce potential credit exposure. While collateral is often an alternative source of repayment, it does not replace the requirement within our policies and guidelines for high-quality underwriting standards. We also may choose to incur credit exposure without the benefit of collateral or other risk mitigating credits rights.
Our credit risk guidelines require that the collateral we accept for risk mitigation purposes is of high quality, can be reliably valued and is supported by a valid security interest that permits liquidation if or when required. Generally, when collateral is of lower quality, more difficult to value or more challenging to liquidate, higher discounts to market values are applied for the purposes of measuring credit risk. For certain less liquid collateral, longer liquidation periods are assumed when determining the credit exposure.
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
Netting
Netting is a mechanism that allows institutions and counterparties to net offsetting exposures and payment obligations against one another through the use of qualifying master netting agreements. A master netting agreement allows for certain rights and remedies upon a counterparty default, including the right to net obligations arising under derivatives or other transactions under such agreement. In such an event, the netting of obligations would result in a single net claim owed by, or to, the counterparty. This is commonly referred to as "close-out netting,” and is pursued wherever possible. We may also enter into master agreements that allow for the netting of amounts payable on a given day and in the same currency, reducing our settlement risk. This is commonly referred to as “payment netting,” and is widely used in our foreign exchange activities.
As with collateral, we have policies and procedures in place to apply close-out and payment netting only to the extent that we have verified legal validity and enforceability of the master agreement. In the case of payment netting, operational constraints may preclude us from reducing settlement risk, notwithstanding the legal right to require the same under the master netting agreement. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly.  This would result in a potentially material change in our regulatory ratios, including LCR, and present increased credit, liquidity, asset-and-liability management and operational risks, some of which could be material.
Guarantees
A guarantee is a financial instrument that results in credit support being provided by a third party, (i.e., the protection provider) to the underlying obligor (the beneficiary of the provided protection) on account of an exposure owing by the obligor. The protection provider may support the underlying exposure either in whole or in part. Support of this kind may take different forms. Typical forms of guarantees provided
State Street Corporation | 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
to us include financial guarantees, letters of credit, bankers’ acceptances, purchase undertaking agreement contracts and insurance.
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
Monitoring
Regular surveillance of credit and counterparty risks is undertaken by our business units, the Credit and Global Markets Risk group and designees with ERM, allowing for frequent and extensive oversight. This surveillance process includes, but is not limited to, the following components:
•Annual Reviews. A formal review of counterparties is conducted at least annually and includes a thorough review of operating performance, primary risk factors and our internal credit risk rating. This annual review also includes a review of current and proposed credit limits, an assessment of our ongoing risk appetite and verification that supporting legal documentation remains effective.
•Interim Monitoring. Monitoring of our largest and riskiest counterparties is undertaken more frequently, utilizing financial information, market indicators and other relevant credit and performance measures. The nature and extent of this interim monitoring is individually tailored to certain counterparties and/or industry sectors to identify material changes to the risk profile of a counterparty (or group of counterparties) and assign an updated internal risk rating in a timely manner.
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
Specific activities of GCR include the following:
•Perform separate and objective assessments of our credit and counterparty exposures to determine the nature and extent of risk undertaken by the business units;
•Execute periodic credit process and credit product reviews to assess the quality of credit analysis, compliance with policies, guidelines and relevant regulation, transaction structures and underwriting standards, and risk-rating integrity;
•Identify and monitor developing counterparty, market and/or industry sector trends to limit risk of loss and protect capital;
•Deliver regular and formal reporting to stakeholders, including exam results, identified issues and the status of requisite actions to remedy identified deficiencies;
•Allocate resources for specialized risk assessments (on an as-needed basis); and
•Liaise with assurance partners and regulatory personnel on matters relating to risk rating, reporting and measurement.
Allowance for Credit Losses
We maintain an allowance for credit losses to support our financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of future expected losses.
The economic forecast utilized throughout 2020 reflects both downward credit migration within our loan portfolio and revision in management’s economic outlook reflecting the impact of the COVID-19 pandemic. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2020, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF (a direct subsidiary of the Parent Company), as discussed in "Supervision and Regulation" in Business in this Form 10-K, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of December 31, 2020, the value of our Parent Company's net liquid assets totaled $492 million, compared with $428 million as of December 31, 2019, which amount does not include available liquidity through SSIF. As of December 31, 2020, our Parent Company and State Street Bank had approximately $1.50 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
We manage liquidity according to several principles that are equally important to our overall liquidity risk management framework:
•Structural liquidity management addresses liquidity by monitoring and directing the composition of our consolidated statement of condition. Structural liquidity is measured by metrics such as the percentage of total wholesale funds to consolidated total assets, and the percentage of non-government investment securities to client deposits. In addition, on a regular basis and as described below, our structural liquidity is evaluated under various stress scenarios.
•Tactical liquidity management addresses our day-to-day funding requirements and is largely driven by changes in our primary source of funding, which are client deposits. Fluctuations in client deposits may be supplemented with short-term borrowings, repurchase
State Street Corporation | 95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
agreements, FHLB products and certificates of deposit.
•Stress testing and contingent funding planning are longer-term strategic liquidity risk management practices. Regular and ad hoc liquidity stress testing are performed under various severe but plausible scenarios at the consolidated level and at significant subsidiaries, including State Street Bank. These tests contemplate severe market and events specific to us under various time horizons and severities. Tests contemplate the impact of material changes in key funding sources, credit ratings, additional collateral requirements, contingent uses of funding, systemic shocks to the financial markets and operational failures based on market and assumptions specific to us. The stress tests evaluate the required level of funding versus available sources in an adverse environment. As stress testing contemplates potential forward-looking scenarios, results also serve as a trigger to activate specific liquidity stress levels and contingent funding actions.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended December 31, 2020 and December 31, 2019, daily average LCR for the Parent Company was 108% and 110%, respectively. The average HQLA for the Parent Company under the LCR final rule definition was $143.61 billion and $100.23 billion, post-prescribed haircuts, for the quarters ended December 31, 2020 and December 31, 2019, respectively. The increase in average HQLA for the quarter ended December 31, 2020, compared to the quarter ended December 31, 2019, was primarily a result of the increase in MBS and supranational purchases.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $75.68 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended December 31, 2020, and $41.56 billion for the quarter ended December 31, 2019. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of December 31, 2020 and December 31, 2019, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2020 and December 31, 2019, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
State Street Corporation | 96

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The average fair value of total unencumbered securities was $89.12 billion for the quarter ended December 31, 2020, compared to $76.94 billion for the quarter ended December 31, 2019.
Measures of liquidity include LCR and NSFR, which are described in "Supervision and Regulation" in Business in this Form 10-K.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs by our custody clients of lines of credit; advances to clients to settle securities transactions; increases in our investment and loan portfolios; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions serving as sources of securities under our enhanced custody program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.21 billion and $29.70 billion and standby letters of credit totaling $3.33 billion and $3.32 billion as of December 31, 2020 and December 31, 2019, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2020, approximately 73% of our unfunded commitments to extend credit and 20% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation" in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of December 31, 2020, approximately 65% of our average total deposit balances were denominated in U.S. dollars, approximately 15% in EUR, 10% in GBP and 10% in all other currencies. As of December 31, 2019, approximately 60% of our average total deposit balances were denominated in U.S. dollars, approximately 20% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.41 billion and $1.10 billion as of December 31, 2020 and December 31, 2019, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.10 billion, as of December 31, 2020, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both December 31, 2020 and December 31, 2019, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. The total amount remaining for issuance under the registration statement is $7 billion as of December 31, 2020. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On January 24, 2020, we issued $750 million aggregate principal amount of 2.400% Senior Notes due 2030 in a public offering.
On March 26, 2020, we issued $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023, $500 million aggregate principal amount of 2.901% Fixed-to-Floating Rate Senior Notes due 2026 and $500 million aggregate principal amount of 3.152% of Fixed-to-Floating Rate Senior Notes due 2031.
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

TABLE 31: CREDIT RATINGS
As of December 31, 2020
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	A1	AA-
Subordinated debt	A-	A2	A
Junior subordinated debt	BBB	A3	NR
Preferred stock	BBB	Baa1	BBB+
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa3	AA
Subordinated debt	A	Aa3	A+
Outlook	Stable	Stable	Stable
State Street Corporation | 98

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 32: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2020, except for the interest portions of long-term debt and finance leases.

TABLE 32: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2020	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$1,505	$3,623	$4,073	$4,501	$13,702
Operating leases	186	314	205	275	980
Finance lease obligations(2)	41	72	—	—	113
Tax liability	—	4	43	—	47
Total contractual cash obligations	$1,732	$4,013	$4,321	$4,776	$14,842

(1) Long-term debt excludes finance lease obligations (presented as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2020.
(2) Additional information about contractual cash obligations related to long-term debt and operating and finance leases is provided in Notes 9 and 20 to the consolidated financial statements in this Form 10-K.
Total contractual cash obligations shown in Table 32: Long-Term Contractual Cash Obligations do not include:
•Obligations which will be settled in cash, primarily in less than one year, such as client deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in Note 8 to the consolidated financial statements in this Form 10-K.
•Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2020 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 32: Long-Term Contractual Cash Obligations.

TABLE 33: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2020
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$440,875	$—	$—	$—	$440,875
Unfunded credit facilities	23,122	7,931	3,021	139	34,213
Standby letters of credit	662	1,529	1,139	—	3,330
Purchase obligations(2)	122	150	15	—	287
Total commercial commitments	$464,781	$9,610	$4,175	$139	$478,705

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
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCC, TORC, the Operational Risk Committee, the Executive Information Security Steering Committee, the Enterprise Continuity Steering Committee, the Compliance and Ethics Committee, the Vendor Management Lifecycle Executive Review Board and the Fiduciary Review Committee, all of which ultimately report to the appropriate committee of the Board.
The Operational Risk Committee, chaired by the global head of Operational Risk and co-chaired by the FLOD Head of Business Risk Management, provides cross-business oversight of operational risk, operational risk programs and their implementation to identify, measure, manage and control operational risk in an effective and consistent manner and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.
Ownership and Accountability
We have implemented our operational risk framework to support the broad mandate established by our operational risk policy. This framework represents an integrated set of processes and tools that assists us in the management and measurement of operational risk, including our calculation of required capital and RWA.
The framework takes a comprehensive view and integrates the methods and tools used to manage and measure operational risk. The framework utilizes aspects of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework and other industry leading practices, and is designed foremost to address our risk management needs while complying with regulatory requirements. The operational risk framework is intended to provide a number of important benefits, including:
•A common understanding of operational risk management and its supporting processes;
•The clarification of responsibilities for the management of operational risk across our business;
•The alignment of business priorities with risk management objectives;
•The active management of risk and early identification of emerging risks;
•The consistent application of policies and the collection of data for risk management and measurement; and
•The estimation of our operational risk capital requirement.
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
Consistency and Transparency
A number of corporate control functions are directly responsible for implementing and assessing various aspects of our operational risk framework, with the overarching goal of consistency and transparency to meet the evolving needs of the business:
•The global head of Operational Risk, a member of the CRO’s executive management team, leads ERM’s corporate ORM group. ORM is responsible for the strategy, evolution and consistent implementation of our operational risk guidelines, framework and supporting tools across our business. ORM reviews and analyzes operational key risk information, events, metrics and indicators at the business unit and corporate level for purposes of risk management, reporting and escalation to the CRO, senior management and governance committees;
•ERM’s Centralized Modeling and Analytics group develops and maintains operational risk capital estimation models, and ORM's Capital Analysis group calculates our required capital for operational risk;
•ERM’s MVG independently validates the quantitative models used to measure operational risk, and ORM performs validation checks on the output of the model;
•CIS establishes the framework, policies and related programs to measure, monitor and report on information security risks, including the effectiveness of cyber-security program protections. CIS defines and manages the enterprise-wide information security program. CIS coordinates with Information Technology, control functions and business units to support the confidentiality, integrity and availability of corporate information assets. CIS identifies and employs a risk-based methodology consistent with applicable regulatory cyber-security requirements and monitors the compliance of our systems with information security policies; and
•Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across our business.
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
Risk Identification and Assessments
The objective of risk identification and assessments is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across our business using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations. Three primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:
•The risk and control assessment program seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from these activities. These risks are typically frequent in nature but generally not severe in terms of exposure;
•The Material Risk Identification process utilizes a bottom-up approach to identify our most significant risk exposures across all on- and off-balance sheet risk-taking activities. The program is specifically designed to consider risks that could have a material impact irrespective of their likelihood or frequency. This can include risks that may have an impact on longer-term business objectives, such as significant change management activities or long-term strategic initiatives;
•The Scenario Analysis program focuses on the set of risks with the highest severity and most relevance from a capital perspective. These are generally referred to as “tail risks," and serve as important benchmarks for our loss distribution approach model (see below); they also provide inputs into stress testing; and
•Business-specific programs to identify, assess and measure risk, including new business and product review and approval, new client screening, and, as deemed appropriate, targeted risk assessments.
Capital Analysis
The primary measurement tool used is an internally developed loss distribution approach (LDA) model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA
State Street Corporation | 101

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
related to operational risk. Such required capital and RWA totaled $3.53 billion and $44.15 billion, respectively, as of December 31, 2020, compared to $3.84 billion and $47.96 billion, respectively, as of December 31, 2019; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
The LDA model incorporates the four required operational risk elements described below:
•Internal loss event data is collected from across our business in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events. We categorize the data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a UOM which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, which stores the data in a Loss Event Data Repository (LEDR) to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides our frequency and severity information to our capital calculation process for historical loss events experienced by us. Internal loss event data may be incorporated into our LDA model in a future quarter following the realization of the losses, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our LDA model and our operational risk RWA under the advanced approaches depending on the severity of the loss event, its categorization among the seven Basel-defined UOMs and the stability of the distributional approach for a particular UOM;
•External loss event data provides information with respect to loss event severity from other financial institutions to inform our capital estimation process of events in similar business units at other banking organizations. This information supplements the data pool available for use in our LDA model. Assessments of the sufficiency of internal data and the relevance of external data are completed before pooling the two data sources for use in our LDA model;
•Scenario analysis workshops are conducted across our business to inform management of the less frequent but most severe, or “tail,” risks that the organization faces. The workshops are attended by senior business unit managers, other support and control partners and business-aligned risk management staff. The workshops are designed to capture information about the significant risks and to estimate potential exposures for individual risks should a loss event occur. The results of these workshops are used to make a comparison to our LDA model results to determine that our calculation of required capital considers relevant risk-related information; and
•Business environment and internal control factors are gathered as part of our scenario analysis program to inform the scenario analysis workshop participants of internal loss event data and business-relevant metrics, such as risk assessment program results, along with industry loss event data and case studies where appropriate. Business environment and internal control factors are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk. The use of this information indirectly influences our calculation of required capital by providing additional relevant data to workshop participants when reviewing specific UOM risks.
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
Effectiveness and Testing
The objective of effectiveness and testing is to verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively. It is achieved through a series of assessments by both internal and external parties, including Corporate Audit, independent registered public accounting firms, business self-assessments and other control function reviews, such as a Sarbanes-Oxley Act of 2002 (SOX) testing program.
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
The principal technology risks within our technology risk policy and risk appetite framework include:
•Third party and vendor management risk;
•Business disruption and technology resiliency risk;
•Technology change management risk;
•Cyber and information security risk;
•Technology asset and configuration risk; and
•Technology obsolescence risk.
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
Risk control functions in the business are responsible for adopting and executing the information technology risk framework and reporting requirements. They do this, in part, by developing and maintaining an inventory of critical applications and supporting infrastructure, as well as identifying, assessing and measuring technology risk utilizing the technology risk framework. They are also responsible for monitoring and evaluating risk on a continual basis using key risk indicators, risk reporting and adopting appropriate risk responses to risk issues.
The Chief Technology Risk Officer, a member of the CRO’s executive management team, leads the Enterprise Technology Risk Management (ETRM) function. ETRM is the separate risk function responsible for the technology risk strategy and appetite, and technology risk framework development and execution. ETRM also performs overall technology risk monitoring and reporting to the Board, and provides a separate view of the technology risk posture to executive leadership.
State Street Corporation | 103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We manage technology risks by:
•Coordinating various risk assessment and risk management activities, including ERM operational risk programs;
•Establishing, through TORC and TOPS of the Board, the enterprise level technology risk and cyber risk appetite and limits;
•Producing enterprise level risk reporting, aggregation, dashboards, profiles and risk appetite statements;
•Validating appropriateness of reporting of information technology risks and risk acceptance to senior management risk committees and the Board;
•Promoting a strong technology risk culture through communication;
•Serving as an escalation and challenge point for technology risk policy guidance, expectations and clarifications;
•Assessing effectiveness of key enterprise information technology risk and internal control remediation programs; and
•Providing risk oversight, challenge and monitoring for the Global Continuity and Third Party Vendor Management Program, including the collection of risk appetite, metrics and KRIs, and reviewing issue management processes and consistent program adoption.
Cyber-Security Risk Management
Cyber-security risk is managed as part of our overall information technology risk framework as outlined above under the direction of our Chief Information Security Officer (CISO).
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
We employ Information Security Officers to help the business better understand and manage their information security risks, as well as to work with the centralized Information Security team to drive awareness and compliance throughout the business.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2020, the notional amount of these derivative contracts was $2.66 trillion, of which $2.65 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
Risk Appetite
Our corporate market risk appetite is specified in policy statements that outline the governance, responsibilities and requirements surrounding the identification, measurement, analysis, management and communication of market risk arising from our trading activities. These policy statements also set forth the market risk control framework to monitor, support, manage and control this portion of our risk appetite. All groups involved in the management and control of market risk associated with trading activities are required to comply with the qualitative and quantitative elements of these policy statements. Our trading market risk control framework is composed of the following:
•A trading market risk management process led by ERM, separate from the business units' discrete activities;
•Defined responsibilities and authorities for the primary groups involved in trading market risk management;
•A trading market risk measurement methodology that captures correlation effects and allows aggregation of market risk across risk types, markets and business lines;
•Daily monitoring, analysis and reporting of market risk exposures associated
State Street Corporation | 105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
with trading activities against market risk limits;
•A defined limit structure and escalation process in the event of a market risk limit excess;
•Use of VaR models to measure the one-day market risk exposure of trading positions;
•Use of VaR as a ten-day-based regulatory capital measure of the market risk exposure of trading positions;
•Use of non-VaR-based limits and other controls;
•Use of stressed-VaR models, stress-testing analysis and scenario analysis to support the trading market risk measurement and management process by assessing how portfolios and global business lines perform under extreme market conditions;
•Use of back-testing as a diagnostic tool to assess the accuracy of VaR models and other risk management techniques; and
•A new product approval process that requires market risk teams to assess trading-related market risks and apply risk tolerance limits to proposed new products and business activities.
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
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. All FX and commodity positions are considered covered positions, regardless of the accounting treatment they receive. The identification of covered positions for inclusion in our market risk capital framework is governed by our trading and market risk guidelines, which outlines the standards we use to determine whether a trading position is a covered position.
Our covered positions consist primarily of the trading portfolios held by our global markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as foreign exchange spot, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures and interest rate futures. New activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our trading and market risk guidelines. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the TMRC.
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
All VaR measures are subject to limitations and must be interpreted accordingly. Some, but not all, of the limitations of our VaR methodology include the following:
•Compared to a shorter observation period, a two-year observation period is slower to reflect increases in market volatility (although temporary increases in market volatility will affect the calculation of VaR for a longer period); consequently, in periods of sudden increases in volatility or increasing volatility, in each case relative to the prior two-year period, the calculation of VaR may understate current risk;
•Compared to a longer observation period, a two-year observation period may not reflect as many past periods of volatility in the markets, because such past volatility is no longer in the observation period; consequently, historical market scenarios of high volatility, even if similar to current or likely future market circumstances, may fall outside the two-year observation period, resulting in a potential understatement of current risk;
•The VaR-based measure is calibrated to a specified level of confidence and does not indicate the potential magnitude of losses beyond this confidence level;
•In certain cases, VaR-based measures approximate the impact of changes in risk factors on the values of positions and portfolios; this may happen because the number of inputs included in the VaR model is necessarily limited; for example, yield
State Street Corporation | 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
curve risk factors do not exist for all future dates;
•The use of historical market information may not be predictive of future events, particularly those that are extreme in nature; this “backward-looking” limitation can cause VaR to understate or overstate risk;
•The effect of extreme and rare market movements is difficult to estimate; this may result from non-linear risk sensitivities as well as the potential for actual volatility and correlation levels to differ from assumptions implicit in the VaR calculations; and
•Intra-day risk is not captured.
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
We experienced three back-testing exceptions in 2020 and two back-testing exceptions in 2019. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year). The 2020 back-testing exceptions were all noted during the March 2020 market turmoil where some of the largest risk factor shifts since the 2007/2008 financial crisis were observed.
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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2020 and 2019, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 34: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2020				Year Ended December 31, 2019
(In thousands)	Year Ended	Average	Maximum	Minimum	Year Ended	Average	Maximum	Minimum
Global Markets	$9,321	$12,430	$33,991	$5,220	$9,954	$10,372	$26,419	$4,201
Global Treasury	4,015	2,899	8,874	112	987	726	3,988	123
Diversification	(4,068)	(2,253)	(9,062)	(121)	(1,082)	(757)	(6,046)	(73)
Total VaR	$9,268	$13,076	$33,803	$5,211	$9,859	$10,341	$24,361	$4,251

TABLE 35: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2020				Year Ended December 31, 2019
(In thousands)	Year Ended	Average	Maximum	Minimum	Year Ended	Average	Maximum	Minimum
Global Markets	$35,999	$35,031	$84,755	$15,399	$48,089	$32,339	$55,751	$15,052
Global Treasury	8,555	7,895	23,533	587	5,898	4,671	10,840	842
Diversification	(1,106)	(6,330)	(23,570)	1,620	(8,289)	(4,857)	(8,426)	(599)
Total Stressed VaR	$43,448	$36,596	$84,718	$17,606	$45,698	$32,153	$58,165	$15,295
The average of our stressed VaR-based measure was approximately $37 million for the year ended December 31, 2020, compared to an average of approximately $32 million for the year ended December 31, 2019.
The stressed VaR-based measure as of December 31, 2020 was relatively unchanged compared to December 31, 2019. Our average stressed VaR-based measure increased as of December 31, 2020 compared to December 31, 2019, primarily due to larger FX and interest rate positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2020 and 2019, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 36: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2020(2)			As of December 31, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$2,977	$8,880	$179	$5,447	$6,266	$126
Global Treasury	33	4,257	—	24	966	—
Diversification	(42)	(2,246)	—	(23)	(995)	—
Total VaR	$2,968	$10,891	$179	$5,448	$6,237	$126

TABLE 37: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2020(2)			As of December 31, 2019
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,102	$39,615	$265	$8,427	$61,792	$266
Global Treasury	83	8,465	—	59	6,258	—
Diversification	(51)	(8,102)	—	(61)	(8,681)	—
Total Stressed VaR	$5,134	$39,978	$265	$8,425	$59,369	$266

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Table 38, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2020 and December 31, 2019. Our December 31, 2020 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

TABLE 38: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2020		December 31, 2019
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	0.93%	1.75%	1.92%
12-month forward rates	0.25	1.12	1.50	1.95
In Table 39: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment
State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
assumptions change, our modeling approach in both the December 31, 2020 and December 31, 2019 reporting periods was to keep our balance sheet consistent with our baseline outlook in both higher and lower rate scenarios. Beginning with the December 31, 2020 reporting period, we have enhanced our NII sensitivity methodology so that the full impact of the shock is realized for all currencies even if the result is negative interest rates. Prior to the December 31, 2020 reporting period, our results in lower rate scenarios were impacted by an assumed floor at zero for certain currencies including U.S. dollar. Given the higher level of market interest rates during the December 31, 2019 reporting period, our prior year’s reported NII sensitivity results would not materially change using the new flooring methodology.

TABLE 39: NET INTEREST INCOME SENSITIVITY
	December 31, 2020			December 31, 2019
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$410	$172	$582	$67	$175	$242
–100 bps shock	591	196	787	(214)	81	(133)
Steeper yield curve:
'+100 bps shift in long-end rates(1)	135	3	138	176	6	182
'-100 bps shift in short-end rates(1)	743	199	942	(16)	86	70
Flatter yield curve:
'+100 bps shift in short-end rates(1)	282	168	450	(97)	170	73
'-100 bps shift in long-end rates(1)	(141)	(3)	(144)	(184)	(6)	(190)

(1) The short end is 0-3 months. The long end is 5 years and above. Interim term points are interpolated.

As of December 31, 2020, NII is expected to benefit from both parallel increases and decreases in interest rates. Compared to December 31, 2019, our NII is more sensitive to parallel rate increases primarily driven by higher levels of deposits and assumptions for lower deposit betas. Our positioning to parallel rate decreases has shifted to benefit NII due to passing through negative rates on higher deposit balances with higher betas.
U.S. dollar NII as of December 31, 2020 is positioned to benefit from both parallel increases and decreases in interest rates. Compared to December 31, 2019, our U.S. dollar NII benefit to higher rates has increased primarily due to higher levels of deposits and assumptions for lower deposit betas. Compared to December 31, 2019, our U.S. dollar NII sensitivity to lower rates changed from NII exposure to a benefit as a result of passing through negative rates on higher deposit balances with higher betas.
NII is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to December 31, 2019, our non-U.S. benefit from higher rates is largely unchanged while the benefit from lower rates has increased. The increased benefit from lower rates is mainly driven by passing through negative rates on higher deposit balances with higher betas.
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

TABLE 40: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2020	2019
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,603)	$(1,966)
–200 bps shock	5,538	1,292
As of December 31, 2020, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2019, the change in the up 200 bps instantaneous shock scenario was primarily driven by the benefit from increased liability duration from deposit modeling updates and hedging activity. Compared to December 31, 2019, the change in the down 200 bps scenario was primarily driven by decreased liability duration from higher deposit betas, combined with a full realization of the shock.
State Street Corporation | 111

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management".
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
Our MRM program has three principal components:
•A model risk governance program that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, monitors compliance and reports regularly to the Board on the overall degree of model risk across the corporation;
•A model development process that focuses on sound design and computational accuracy, and includes activities designed to test for robustness, stability and sensitivity to assumptions; and
•An independent model validation function designed to verify that models are conceptually sound, computationally accurate, are performing as expected, and are in line with their design objectives.
The MRM Framework, highlighted above, also provides insight and guidance into addressing key model risks that arise. In 2020, MRM required enhanced communication, prioritization of reviews due to model changes, greater documentation related to overlays, and enhanced on-going monitoring to mitigate the increased model risk brought on by volatility due to the COVID-19 pandemic.
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM's MRM group. The model validation results and/or a decision by the Model Risk Committee must permit model usage or the model may not be used.
ERM’s MRM group is responsible for defining the corporate-wide model risk governance framework, maintaining policies that achieve the framework’s objectives. All regulatory capital calculation models, including any artificial intelligence and machine learning models, must comply with the model risk governance framework and corresponding policies. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model validation, model risk reporting, model performance monitoring, tracking of new model development status and committee-level review and challenge.
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
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance
State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved”, “Approved with conditions”, or “Not Approved”.  There are two ways in which a model can be deemed “Not approved for Use” given a validation:  1) the aggregation of the model scoring within MRM’s Model Risk Rating System (MRRS) model is poor enough to result in a “high” rating, or 2) the scoring of one or more MRRS model element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model. Second, these decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be reported to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
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
State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Adequacy Process (CAP)
Our primary federal banking regulator is the Federal Reserve. Both we and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our Parent Company to maintain its status as a financial holding company. Accordingly, one of our primary objectives with respect to capital management is to exceed all applicable minimum regulatory capital requirements and for State Street Bank to be “well-capitalized” under the PCA guidelines established by the FDIC. Our capital management activities are conducted as part of our corporate-wide CAP and associated Capital Policy and Guidelines.
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
Capital Contingency Planning
Contingency planning is an integral component of capital management. The objective of contingency planning is to monitor current and forecast levels of select capital, liquidity and other measures that serve as early indicators of a potentially adverse capital or liquidity adequacy situation. These measures are one of the inputs used to set our internal capital adequacy level. We review these measures annually for appropriateness and relevance in relation to our financial budget and capital plan. In addition, we maintain an inventory of capital contingency actions designed to conserve or generate capital to support the unique risks in our business model, our client and investor demands and regulatory requirements.
Stress Testing
We administer a robust business-wide stress-testing program that executes stress tests each year to assess the institution’s capital adequacy and/or future performance under adverse conditions. Our stress testing program is structured around what we determine to be the key risks inherent in our business, as assessed through a recurring material risk identification process. The material risk identification process represents a bottom-up approach to identifying the institution’s most significant risk exposures across all on- and off-balance sheet risk-taking activities, including credit, market, liquidity, interest rate, operational, fiduciary, business, reputation and regulatory risks. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board.
In connection with the focus on our key risks, each stress test incorporates idiosyncratic loss events tailored to our unique risk profile and business activities. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank. Over the past few years, stress scenarios have included a deep recession in the U.S., including impacts from the COVID-19 pandemic, a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
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
Through the evaluation of our capital adequacy and/or future performance under adverse conditions, the stress testing process provides us important insights for capital planning, risk management and strategic decision-making.
State Street Corporation | 114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Governance
In order to support integrated decision making, we have identified three management elements to aid in the compatibility and coordination of our CAP:
•Risk Management - identification, measurement, monitoring and forecasting of different types of risk and their combined impact on capital adequacy;
•Capital management - determination of optimal capital levels; and
•Business Management - strategic planning, budgeting, forecasting and performance management.
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
Global Systemically Important Bank
We have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as a G-SIB. Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III rule.
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
As required by the Dodd-Frank Act enacted in 2010, and the Stress Capital Buffer (SCB) rule enacted in 2020, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer (CCB) and the SCB, for the advanced approach and standardized approach, respectively, and a countercyclical capital buffer. The countercyclical buffer is currently set to zero by the U.S. federal banking agencies. In addition, we are subject to a G-SIB surcharge. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
The SCB replaced, under the standardized approach, the capital conservation buffer with a buffer calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement, which became effective October 1, 2020, can be no less than 2.5% of RWA. Breaching the SCB or other regulatory buffer or surcharge will limit a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
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

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,709	$10,709	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,442	23,442	21,918	21,918	12,939	12,939	13,218	13,218
Accumulated other comprehensive income (loss)			187	187	(870)	(870)	371	371	(654)	(654)
Treasury stock, at cost			(10,609)	(10,609)	(10,209)	(10,209)	—	—	—	—
Total			23,729	23,729	21,475	21,475	26,203	26,203	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,019)	(9,019)	(9,112)	(9,112)	(8,745)	(8,745)	(8,839)	(8,839)
Other adjustments(1)			(333)	(333)	(150)	(150)	(152)	(152)	(1)	(1)
Common equity tier 1 capital			14,377	14,377	12,213	12,213	17,306	17,306	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			16,848	16,848	15,175	15,175	17,306	17,306	16,617	16,617
Qualifying subordinated long-term debt			961	961	1,095	1,095	966	966	1,099	1,099
Allowance for credit losses			1	148	5	90	10	148	3	90
Total capital			$17,810	$17,957	$16,275	$16,360	$18,282	$18,420	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$63,367	$114,892	$54,763	$102,367	$58,960	$110,797	$51,610	$98,979
Operational risk(3)			44,150	NA	47,963	NA	43,663	NA	44,138	NA
Market risk			2,188	2,188	1,638	1,638	2,188	2,188	1,638	1,638
Total risk-weighted assets			$109,705	$117,080	$104,364	$104,005	$104,811	$112,985	$97,386	$100,617
Adjusted quarterly average assets			$263,490	$263,490	$219,624	$219,624	$260,489	$260,489	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements(4)	2019 Minimum Requirements(5)
Common equity tier 1 capital	8.0%	8.5%	13.1%	12.3%	11.7%	11.7%	16.5%	15.3%	17.1%	16.5%
Tier 1 capital	9.5	10.0	15.4	14.4	14.5	14.6	16.5	15.3	17.1	16.5
Total capital	11.5	12.0	16.2	15.3	15.6	15.7	17.4	16.3	18.2	17.7

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
(4) Minimum requirements include a capital conservation buffer of 2.5% and a stress capital buffer of 2.5% for advanced and standardized, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.
(5) Minimum requirements include a capital conservation buffer of 2.5%, a G-SIB surcharge of 1.5% and a countercyclical buffer of 0%.
NA Not applicable
Our CET1 capital increased $2.16 billion as of December 31, 2020 compared to December 31, 2019, primarily driven by net income and accumulated other comprehensive income in the year ended December 31, 2020, partially offset by capital distributions from common and preferred stock dividends and first quarter 2020 common stock repurchases.
Our Tier 1 capital increased $1.67 billion as of December 31, 2020 compared to December 31, 2019 under both the advanced approaches and standardized approach due to increase in CET1 capital, partially offset by the redemption of all outstanding Series C preferred stock. Total capital increased under the advanced approaches and standardized approach by $1.54 billion and $1.60 billion, respectively, due to an increase in our Tier 1 capital, partially offset by a decrease in Tier 2 capital.
State Street Corporation | 116

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the years ended December 31, 2020 and 2019.

TABLE 42: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December, 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,213	$12,213	$11,580	$11,580
Net income	2,420	2,420	2,242	2,242
Changes in treasury stock, at cost	(400)	(400)	(1,494)	(1,494)
Dividends declared	(886)	(886)	(939)	(939)
Goodwill and other intangible assets, net of associated deferred tax liabilities	93	93	238	238
Effect of certain items in accumulated other comprehensive income (loss)	1,057	1,057	462	462
Other adjustments	(120)	(120)	124	124
Changes in common equity tier 1 capital	2,164	2,164	633	633
Common equity tier 1 capital balance, end of period	14,377	14,377	12,213	12,213
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,175	15,175	15,270	15,270
Change in common equity tier 1 capital	2,164	2,164	633	633
Net issuance of preferred stock	(491)	(491)	(728)	(728)
Changes in tier 1 capital	1,673	1,673	(95)	(95)
Tier 1 capital balance, end of period	16,848	16,848	15,175	15,175
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,100	1,185	792	861
Net issuance and changes in long-term debt qualifying as tier 2	(134)	(134)	317	317
Changes in allowance for credit losses(1)	(4)	58	(9)	7
Changes in tier 2 capital	(138)	(76)	308	324
Tier 2 capital balance, end of period	962	1,109	1,100	1,185
Total capital:
Total capital balance, beginning of period	16,275	16,360	16,062	16,131
Changes in tier 1 capital	1,673	1,673	(95)	(95)
Changes in tier 2 capital	(138)	(76)	308	324
Total capital balance, end of period	$17,810	$17,957	$16,275	$16,360

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Please refer to Note 1 to the consolidated financial statements in this Form 10-K for additional information.
The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2020 and 2019.

TABLE 43: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2020	Basel III Standardized Approach December 31, 2019
Total risk-weighted assets, beginning of period	$104,364	$95,315	$104,005	$98,820
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	3,008	3,470	1,762	3,882
Net increase (decrease) in loans	2,973	2,586	3,638	809
Net increase (decrease) in securitization exposures	578	(140)	351	(140)
Net increase (decrease) in repo-style transaction exposures	1,763	(45)	3,895	365
Net increase (decrease) in over-the-counter derivatives exposures(1)	780	26	457	(1,124)
Net increase (decrease) in all other(2)(3)	(498)	1,128	2,422	1,272
Net increase (decrease) in credit risk-weighted assets	8,604	7,025	12,525	5,064
Net increase (decrease) in market risk-weighted assets	550	121	550	121
Net increase (decrease) in operational risk-weighted assets	(3,813)	1,903	N/A	N/A
Total risk-weighted assets, end of period	$109,705	$104,364	$117,080	$104,005

(1) Under the advanced approaches, includes CVA RWA.
(2)Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks and equity exposures.
(3) December 2019 includes a 6% credit risk supervisory charge.
State Street Corporation | 117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2020, total advanced approaches RWA increased $5.34 billion compared to December 31, 2019, primarily due to an increase in credit risk RWA, partially offset by a decrease in operational RWA. The increase in credit risk RWA was primarily driven by an increase in investment securities - wholesale RWA, loans RWA, and repo-style transactions RWA.
As of December 31, 2020, total standardized approach RWA increased $13.08 billion compared to December 31, 2019, primarily due to higher credit risk RWA. The increase in credit risk RWA was primarily driven by an increase in repo-style transactions RWA, loans RWA, and all other RWA.
The regulatory capital ratios as of December 31, 2020, presented in Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2020, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
State Street Corporation | 118

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Tier 1 and Supplementary Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a supplementary leverage ratio. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The Tier 1 leverage ratio differs from the SLR primarily in that the denominator of the Tier 1 leverage ratio is a quarterly average of on-balance sheet assets, while the SLR additionally includes off-balance sheet exposures. We must maintain a minimum Tier 1 leverage ratio of 4%.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain a 2% SLR buffer in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.

TABLE 44: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2020	December 31, 2019
State Street:
Tier 1 capital	$16,848	$15,175
Average assets	277,055	228,886
Less: adjustments for deductions from tier 1 capital and other	(13,565)	(9,262)
Adjusted average assets for Tier 1 leverage ratio	263,490	219,624
Derivatives and repo-style transactions and off-balance sheet exposures	34,379	28,238
Adjustments for deductions of qualifying central bank deposits	(90,322)	—
Total assets for SLR	$207,547	$247,862
Tier 1 leverage ratio(1)	6.4%	6.9%
Supplementary leverage ratio	8.1	6.1

State Street Bank(2):
Tier 1 capital	$17,306	$16,617
Average assets	273,599	225,234
Less: adjustments for deductions from tier 1 capital and other	(13,110)	(8,837)
Adjusted average assets for Tier 1 leverage ratio	260,489	216,397
Off-balance sheet exposures	38,591	28,266
Adjustments for deductions of qualifying central bank deposits	(80,935)	—
Total assets for SLR	$218,145	$244,663
Tier 1 leverage ratio (1)	6.6%	7.7%
Supplementary leverage ratio	7.9	6.8

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III rule.
(2) The SLR rule requires that, as of January 1, 2018, (i) State Street Bank maintains an SLR of at least 6.0% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action Framework and (ii) we maintain an SLR of at least 5.0% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, State Street Bank is subject to a well-capitalized Tier 1 leverage ratio requirement of 5.0%.
Total Loss-Absorbing Capacity (TLAC)
In 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, that is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. Among other things, the TLAC final rule requires us to comply with minimum requirements for external TLAC and external LTD effective January 1, 2019. Specifically, we must hold:

Amount equal to:
Combined eligible tier 1 regulatory capital and LTD
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable counter- cyclical buffer, which is currently 0%); and

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
As of April 1, 2020, the TLAC and LTD requirements calibrated to the SLR denominator reflect the deduction of certain central bank balances as prescribed by the regulatory relief implemented under the EGRRCPA.
The following table presents external LTD and external TLAC as of December 31, 2020.

TABLE 45: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2020
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$29,045	24.8%	$25,172	21.5%
Supplemental leverage ratio	29,045	14.0	19,717	9.5
Long term debt:
Risk-weighted assets	12,197	10.4	8,196	7.0
Supplemental leverage ratio	12,197	5.9	9,340	4.5
Additional information about TLAC is provided under "Total Loss-Absorbing Capacity" in "Supervision and Regulation" in Business in this Form 10-K.
State Street Corporation | 119

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Regulatory Developments
In April 2018, the Federal Reserve issued a proposed rule which would replace the current 2.0% SLR buffer for G-SIBs, with a buffer equal to 50% of their G-SIB surcharge. This proposal would also make conforming modifications to our TLAC and eligible LTD requirements applicable to G-SIBs. At this point in time, it is unclear whether this proposal will be implemented as proposed.
In November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule to implement the Standardized Approach for Counterparty Credit Risk (SA-CCR) as a replacement of the Current Exposure Method for calculating exposure-at-default of derivatives exposures. Mandatory compliance with the final rule is required by January 1, 2022.
On March 4, 2020, U.S. federal banking agencies issued the SCB final rule that replaces, under the standardized approach, the capital conservation buffer (2.5%) with a SCB calculated as the difference between an institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement, which became effective October 1, 2020, can be no less than 2.5% of RWA.
The Federal Reserve and other U.S. federal banking agencies issued an interim final rule effective in March 2020 and later finalized on a permanent basis on August 26, 2020, which revised the definition of eligible retained income for all U.S. banking organizations. The revised definition of eligible retained income makes any automatic limitations on capital distributions, where a banking organization's regulatory ratios were to decline below the respective minimum requirements, take effect on a more gradual basis.
Following the launch of the MMLF program, which we participate in, the Federal Reserve issued an interim final rule on March 19, 2020 (followed by a final rule on September 29, 2020), allowing Bank Holding Companies (BHCs) to exclude assets purchased with the MMLF program from their RWA, total leverage exposure and average total consolidated assets. For the quarter ended December 31, 2020, we deducted $4.2 billion of MMLF program average HTM securities.
On March 27, 2020, the BCBS announced the deferral of the implementation of the revisions to the Basel III framework to January 1, 2023. As of now, the U.S. federal banking agencies have not formally proposed the implementation of the BCBS revisions.
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended December 31, 2020, we deducted $76.7 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
In addition to the regulatory relief granted to custodial banks under the EGRRCPA, an SLR interim final rule released on April 1, 2020 allows all BHCs to deduct their deposits at Federal Reserve Banks and their investments in U.S. Treasuries from their total leverage exposure on a temporary basis, from the second quarter of 2020 through the first quarter of 2021. The temporary deduction of our investment in U.S. Treasuries is incremental to the existing central bank placement deduction granted to custodian banks under EGRRCPA. For the quarter ended December 31, 2020, we deducted $13.6 billion invested in U.S. Treasuries from our total leverage exposure.
On May 15, 2020, the U.S. federal banking agencies released an interim final rule that also permits insured depository institution subsidiaries of BHCs to temporarily exclude deposits at Federal Reserve Banks and investments in U.S. Treasuries from their total leverage exposure, subject to certain conditions. State Street Bank has elected not to apply such exclusions as of December 31, 2020.
On June 25, 2020, we were notified by the Federal Reserve of the results from the 2020 DFAST stress test, including our preliminary SCB of 2.5%. Additionally, included in this notification and in light of the considerable economic uncertainty created by the COVID-19 pandemic, all participating CCAR banking organizations were required to resubmit their capital plans by November 2, 2020, based on updated scenarios provided by the Federal Reserve on September 17, 2020.
In line with the decision to administer a new stress test, the Federal Reserve decided to limit the ability of all CCAR banking organizations to make capital distributions in the third and fourth quarters of 2020, although banking organizations were permitted to pay common stock dividends at previous levels provided such distributions did not exceed an amount determined by a formula based on the banking organization's recent income. As a result, CCAR banking organizations, including us, were not permitted to return capital to shareholders in the form of common share repurchases during the third quarter and fourth quarter of 2020.
State Street Corporation | 120

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On August 10, 2020, the Federal Reserve confirmed that our SCB is 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021.
On October 20, 2020, the Federal Reserve and other U.S. federal banking agencies issued a final rule that will require us and State Street Bank to make certain deductions from regulatory capital for investments in certain unsecured debt instruments, including eligible LTD under the TLAC rule, issued by the Parent Company and other U.S. and foreign G-SIBs. The final rule will become effective on April 1, 2021.
On December 18, 2020, following the release of a second round of stress test results for 2020, the Federal Reserve decided to modify the applicable restrictions on capital distributions for the first quarter of 2021. Provided that we do not increase the amount of our common stock dividends to be larger than the level paid in the second quarter of 2020, common stock dividends and share repurchases in the first quarter of 2021 will be limited to the average of our net income for the four preceding quarters plus a number of shares equal to the share issuances in the quarter related to expensed employee compensation. We also may redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments in the first quarter of 2021. As of now, our capital distributions in the first quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB that will not be recalibrated based on the stress test results.
For additional information about regulatory developments, refer to the "Regulatory Capital Adequacy and Liquidity Standards" section of "Supervision and Regulation" in Business in this Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2020:

TABLE 46: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	750,000	750	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.81350% effective December 15, 2020	Quarterly: March, June, September and December	742	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020 or December 15, 2020.
State Street Corporation | 121

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We redeemed all outstanding Series C non-cumulative perpetual preferred stock on March 15, 2020 at a redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $9 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.03) per share in the first quarter of 2020.
On January 14, 2021, we announced that we will redeem on March 15, 2021 an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends. A cash dividend of $953.38 per share of Series F Preferred Stock (or approximately $9.5338 per depositary share) has been declared for the period from December 15, 2020 up to but not including March 15, 2021 (the “March Dividend”). The March Dividend will be paid separately to the holders of record of the Series F Preferred Stock as of March 1, 2021 in the customary manner. Accordingly, there will not be any declared and unpaid dividends included in the Redemption Price.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 47: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	—	—	—	6,000	1.52	45
Series F	6,223	62.23	47	5,250	52.50	40
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$152			$210
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 and the first quarter of 2020 under the 2019 Program. On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020. In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a common share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021.
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
The table below presents the activity under our common stock purchase program for the period indicated:

TABLE 48: SHARES REPURCHASED
	Year Ended December 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500
State Street Corporation | 122

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 49: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.08	$734	$1.98	$728
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $440.88 billion and $367.90 billion as of December 31, 2020 and December 31, 2019, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition.
We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $463.27 billion and $385.43 billion as collateral for indemnified securities on loan as of December 31, 2020 and December 31, 2019, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $463.27 billion and $385.43 billion, referenced above, $54.43 billion and $45.66 billion was invested in indemnified repurchase agreements as of December 31, 2020 and December 31, 2019, respectively. We or our agents held $58.09 billion and $48.89 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2020 and December 31, 2019, respectively.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and
State Street Corporation | 123

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
assumptions, the more significant accounting policies applied by us have been identified by management as those associated with recurring fair value measurements, allowance for credit losses, impairment of goodwill and other intangible assets, and contingencies. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
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
With respect to derivative instruments, we evaluate the fair value impact of the credit risk of our counterparties. We consider such factors as the market-based probability of default by our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value.
Allowance for Credit Losses
In January 2020, we adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology. We maintain an allowance for credit losses to support our on-balance sheet credit exposures, including financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the allowance for credit losses.
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
State Street Corporation | 124

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
In 2020, we assessed goodwill for impairment using a qualitative assessment. Based on our evaluation of the qualitative factors noted above, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. We determined there was no goodwill impairment in 2020.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process.  First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset's net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value.  We evaluate intangible assets for indicators of impairment on a quarterly basis. There were no impairments taken on other intangible assets in 2020.
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

State Street Corporation | 125

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the “Corporation”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
State Street Corporation | 126

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

Servicing Fee Revenue
Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.2 billion for the year ended December 31, 2020. As disclosed in Notes 24 and 25 of the consolidated financial statements, servicing fee revenue involves revenue streams from various products which include custody, product accounting, daily pricing and administration, master trust and master custody, depotbank services (a fund oversight role created by non-US regulation), record-keeping, cash management, investment manager and alternative investment manager operations outsourcing. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.

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

Among other procedures, to test servicing fee revenue, we selected a sample of client contracts and analyzed the contracts to determine whether terms that may have an impact on revenue recognition, including performance obligations and specified fees, were identified and properly considered in the evaluation of the accounting for the contracts. In addition, we reperformed the calculation of revenue for a sample of revenue transactions. We also agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue. We inquired of the business teams involved in contract negotiations for a selection of clients to assess the state of those negotiations and any effect on accrued servicing fees. We obtained third party confirmation of the client balance due for a sample of servicing fees receivable.

/s/ Ernst & Young LLP
We have served as the Corporation's auditor since 1972.
Boston, Massachusetts
February 19, 2021
State Street Corporation | 127

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Fee revenue:
Servicing fees	$5,167	$5,074	$5,421
Management fees	1,880	1,824	1,899
Foreign exchange trading services	1,363	1,058	1,153
Securities finance	356	471	543
Software and processing fees	733	720	438
Total fee revenue	9,499	9,147	9,454
Net interest income:
Interest income	2,575	3,941	3,662
Interest expense	375	1,375	991
Net interest income	2,200	2,566	2,671
Other income:
Gains (losses) from sales of available-for-sale securities, net	4	(1)	9
Other income	—	44	(3)
Total other income	4	43	6
Total revenue	11,703	11,756	12,131
Provision for credit losses	88	10	15
Expenses:
Compensation and employee benefits	4,450	4,541	4,780
Information systems and communications	1,550	1,465	1,324
Transaction processing services	978	983	985
Occupancy	489	470	500
Acquisition and restructuring costs	50	77	24
Amortization of other intangible assets	234	236	226
Other	965	1,262	1,176
Total expenses	8,716	9,034	9,015
Income before income tax expense	2,899	2,712	3,101
Income tax expense	479	470	508
Net income	$2,420	$2,242	$2,593
Net income available to common shareholders	$2,257	$2,009	$2,404
Earnings per common share:
Basic	$6.40	$5.43	$6.46
Diluted	6.32	5.38	6.39
Average common shares outstanding (in thousands):
Basic	352,865	369,911	371,983
Diluted	357,106	373,666	376,476
Cash dividends declared per common share	$2.08	$1.98	$1.78
The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 128

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income	$2,420	$2,242	$2,593
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($40), $2 and ($8), respectively	488	(9)	(67)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $165, $212 and ($134), respectively	436	545	(302)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $1, $6 and $9, respectively	3	18	24
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of zero, $1 and $2, respectively (1)	—	1	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $46, $9 and ($17), respectively	127	25	(33)
Net unrealized gains (losses) on retirement plans, net of related taxes of $3, ($8) and $8, respectively	9	(16)	27
Other comprehensive income (loss)	1,063	564	(347)
Total comprehensive income	$3,483	$2,806	$2,246

(1) We adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326) : Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Non-credit impairment on HTM securities was previously recognized under ASC 320. Please refer to Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 129

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2020	December 31, 2019
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,467	$3,302
Interest-bearing deposits with banks	116,960	68,965
Securities purchased under resale agreements	3,106	1,487
Trading account assets	815	914
Investment securities available-for-sale	59,048	53,815
Investment securities held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $1) (fair value of $3,304)	3,299	—
Investment securities held-to-maturity (less allowance for credit losses of $2) (fair value of $50,003 and $42,157)	48,929	41,782
Loans (less allowance for credit losses on loans of $122 and $74)	27,803	26,235
Premises and equipment (net of accumulated depreciation of $4,825 and $4,367)	2,154	2,282
Accrued interest and fees receivable	3,105	3,231
Goodwill	7,683	7,556
Other intangible assets	1,827	2,030
Other assets	36,510	34,011
Total assets	$314,706	$245,610
Liabilities:
Deposits:
Non-interest-bearing	$49,439	$34,031
Interest-bearing - U.S.	102,331	77,504
Interest-bearing - non-U.S.	88,028	70,337
Total deposits	239,798	181,872
Securities sold under repurchase agreements	3,413	1,102
Short term borrowings under money market liquidity facility	3,302	—
Other short-term borrowings	685	839
Accrued expenses and other liabilities	27,503	24,857
Long-term debt	13,805	12,509
Total liabilities	288,506	221,179
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	—	491
Series D, 7,500 shares issued and outstanding	742	742
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 353,156,279 and 357,389,416 shares outstanding	504	504
Surplus	10,205	10,132
Retained earnings	23,442	21,918
Accumulated other comprehensive income (loss)	187	(876)
Treasury stock, at cost (150,723,363 and 146,490,226 shares)	(10,609)	(10,209)
Total shareholders’ equity	26,200	24,431
Total liabilities and shareholders' equity	$314,706	$245,610

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 130

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2017	$3,196	503,880	$504	$9,799	$18,809	$(1,009)	136,230	$(9,029)	$22,270
Net income					2,593				2,593
Other comprehensive income (loss)						(347)			(347)
Preferred stock issued	494								494
Common stock issued				586			(13,244)	564	1,150
Cash dividends declared:
Common stock - $1.78 per share					(665)				(665)
Preferred stock					(188)				(188)
Common stock acquired							3,324	(350)	(350)
Common stock awards exercised				44			(2,389)	101	145
Other				(368)	4		12	(1)	(365)
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					2,242				2,242
Other comprehensive income (loss)						564			564
Preferred stock redeemed	(728)				(22)				(750)
Cash dividends declared:
Common stock - $1.98 per share					(728)				(728)
Preferred stock					(210)				(210)
Common stock acquired							24,884	(1,600)	(1,600)
Common stock awards exercised				95			(2,295)	103	198
Other				(24)	(1)		(32)	3	(22)
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					2,420				2,420
Other comprehensive income (loss)						1,063			1,063
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $2.08 per share					(734)				(734)
Preferred stock					(152)				(152)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				72			(2,233)	100	172
Other				1	(1)		2	—	—
Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 131

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2020	2019	2018
Operating Activities:
Net income	$2,420	$2,242	$2,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(194)	(130)	(136)
Amortization of other intangible assets	234	236	226
Other non-cash adjustments for depreciation, amortization and accretion, net	1,276	1,101	977
Losses (gains) related to investment securities, net	(4)	1	(6)
Provision for credit losses	88	10	15
Change in trading account assets, net	99	(54)	233
Change in accrued interest and fees receivable, net	127	(28)	26
Change in collateral deposits, net	(2,951)	287	7,326
Change in unrealized losses (gains) on foreign exchange derivatives, net	3,652	2,034	(1,836)
Change in other assets, net	(1,406)	(713)	(22)
Change in accrued expenses and other liabilities, net	(170)	294	394
Other, net	361	410	385
Net cash provided by operating activities	3,532	5,690	10,175
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(47,995)	4,075	(5,813)
Net (increase) decrease in securities purchased under resale agreements	(1,619)	3,192	(1,438)
Proceeds from sales of available-for-sale securities	2,645	5,642	26,082
Proceeds from maturities of available-for-sale securities	23,644	20,407	14,645
Purchases of available-for-sale securities	(37,873)	(38,164)	(31,814)
Purchases of held-to-maturity securities under the MMLF program	(29,242)	—	—
Proceeds from maturities of held-to-maturity securities under the MMLF program	25,984	—	—
Proceeds from maturities of held-to-maturity securities	15,179	10,390	6,296
Purchases of held-to-maturity securities	(13,981)	(6,938)	(6,539)
Sale of loans	324	131	278
Net (increase) in loans and leases	(1,939)	(650)	(2,739)
Business acquisitions, net of cash acquired	—	(54)	(2,595)
Purchases of equity investments and other long-term assets	(1,436)	(647)	(326)
Purchases of premises and equipment, net	(560)	(730)	(609)
Other, net	1,335	720	76
Net cash (used in) by investing activities	(65,534)	(2,626)	(4,496)
Financing Activities:
Net (decrease) increase in time deposits	(33,466)	(11,255)	6,673
Net increase (decrease) in all other deposits	91,391	12,767	(11,209)
Net increase (decrease) in securities sold under repurchase agreements	2,311	20	(1,760)
Net (decrease) increase in other short-term borrowings	(154)	(2,253)	1,948
Net increase in short-term borrowings under money market liquidity facility	3,302	—	—
Proceeds from issuance of long-term debt, net of issuance costs	2,489	1,495	995
Payments for long-term debt and obligations under finance leases	(1,724)	(402)	(1,461)
Payments for redemption of preferred stock	(500)	(750)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	495
Proceeds from issuance of common stock, net of issuance costs	—	—	1,150
Repurchases of common stock	(515)	(1,585)	(350)
Repurchases of common stock for employee tax withholding	(78)	(81)	(124)
Payments for cash dividends	(889)	(930)	(828)
Net cash provided by (used in) financing activities	62,167	(2,974)	(4,471)
Net increase	165	90	1,208
Cash and due from banks at beginning of period	3,302	3,212	2,004
Cash and due from banks at end of period	$3,467	$3,302	$3,212

Supplemental disclosure:
Interest paid	$375	$1,382	$981
Income taxes paid, net	403	510	549

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
We have two lines of business:
Investment Servicing provides a suite of related products and services including: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in October 2018. The Charles River Investment Management solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, advanced data aggregation, analytics and compliance tools, and integration with other industry platforms and providers.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	135
Investment Securities	Note	3	Page	143
Loans	Note	4	Page	149
Goodwill and Other Intangible Assets	Note	5	Page	154
Derivative Financial Instruments	Note	10	Page	158
Offsetting Arrangements	Note	11	Page	163
Contingencies	Note	13	Page	167
Variable Interest Entities	Note	14	Page	169
Equity-Based Compensation	Note	18	Page	176
Income Taxes	Note	22	Page	180
Earnings Per Common Share	Note	23	Page	181
Revenue from Contracts with Customers	Note	25	Page	184

State Street Corporation | 134

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Developments
Relevant standards that were adopted in 2020:
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
ASC 326 was adopted using a modified retrospective method of transition for all financial assets measured at amortized cost and off balance sheet commitments, which requires the impact of applying the standard on prior periods to be reflected in opening retained earnings upon adoption. Results for reporting periods beginning on or after January 1, 2020 are presented under the CECL methodology in ASC 326, while prior period amounts are reported in accordance with previously applicable GAAP. The impact of transitioning to ASC 326 on the consolidated financial statements was an increase in the allowance for credit losses and a decrease in retained earnings of $3 million primarily arising from:
• An increase of $1 million in the allowance for credit losses related to loans and other financial assets held at amortized cost.
• An increase of $2 million in the allowance for credit losses related to off-balance sheet commitments.
In January 2020, we adopted the remaining provisions of ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value, specifically the provisions of the standard that add disclosures. We previously adopted the provisions of the standard that eliminated or amended disclosures as of December 31, 2018. There were no material impacts to the disclosures as a result of the adoption.
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
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is effective as of March 12, 2020. The guidance provides temporary optional expedients and exceptions to the existing guidance in U.S. GAAP on contract modifications and hedge accounting in relation to the transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. We expect to elect certain of the optional expedients and are evaluating the one-time election to sell/transfer HTM securities impacted by reference rate reform.
We continue to evaluate accounting standards that were recently issued but not yet adopted as of December 31, 2020, but none are expected to have a material impact to our financial statements.
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
Level 2. Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following:
▪Quoted prices for similar assets or liabilities in active markets;
▪Quoted prices for identical or similar assets or liabilities in non-active markets;
▪Pricing models whose inputs are observable for substantially the full term of the asset or liability; and
▪Pricing models whose inputs are derived principally from, or corroborated by, observable market information through correlation or other means for substantially the full term of the asset or liability.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2020 and 2019.
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
•The fair value of our investment securities categorized in level 3 is measured using information obtained from third-party sources, typically non-binding broker/dealer quotes, or through the use of internally-developed pricing models. Management has evaluated its methodologies used to measure fair value and has considered the level of observable market information to be insufficient to categorize the securities in level 2.
•The fair value of certain foreign exchange contracts, primarily options, is measured using an option-pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.
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
State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	239	—		239
Other	17	519	—		536
Total trading account assets	57	758	—		815
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	6,575	—	—		6,575
Mortgage-backed securities	—	14,305	—		14,305
Total U.S. Treasury and federal agencies	6,575	14,305	—		20,880
Asset-backed securities:
Student loans	—	314	—		314
Credit cards	—	90	—		90
Collateralized loan obligations	—	2,952	14		2,966
Total asset-backed securities	—	3,356	14		3,370
Non-U.S. debt securities:
Mortgage-backed securities	—	1,996	—		1,996
Asset-backed securities	—	2,291	—		2,291
Government securities	—	12,539	—		12,539
Other(2)	—	12,903	—		12,903
Total non-U.S. debt securities	—	29,729	—		29,729
State and political subdivisions	—	1,548	—		1,548
Collateralized mortgage obligations	—	78	—		78
Other U.S. debt securities	—	3,443	—		3,443
Total available-for-sale investment securities	6,575	52,459	14		59,048
Other assets:
Derivative instruments:
Foreign exchange contracts	—	25,941	2	$(20,140)	5,803
Interest rate contracts	1	—	—	—	1
Total derivative instruments	1	25,941	2	(20,140)	5,804
Other	—	525	—	—	525
Total assets carried at fair value	$6,633	$79,683	$16	$(20,140)	$66,192
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	1	25,925	1	(15,558)	10,369
Interest rate contracts	—	42	—	—	42
Other derivative contracts	—	157	—	—	157
Total derivative instruments	1	26,124	1	(15,558)	10,568
Total liabilities carried at fair value	$5	$26,124	$1	$(15,558)	$10,572

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $5.87 billion and $1.29 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2020, the fair value of other non-U.S. debt securities included $9.55 billion of supranational and non-U.S. agency bonds, $1.88 billion of corporate bonds and $0.47 billion of covered bonds.
State Street Corporation | 137

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2019
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	146	173	—		319
Other	21	540	—		561
Total trading account assets	201	713	—		914
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,487	—	—		3,487
Mortgage-backed securities	—	17,838	—		17,838
Total U.S. Treasury and federal agencies	3,487	17,838	—		21,325
Asset-backed securities:
Student loans	—	531	—		531
Credit cards	—	89	—		89
Collateralized loan obligations	—	—	1,820		1,820
Total asset-backed securities	—	620	1,820		2,440
Non-U.S. debt securities:
Mortgage-backed securities	—	1,980	—		1,980
Asset-backed securities	—	1,292	887		2,179
Government securities	—	12,373	—		12,373
Other(2)	—	8,613	45		8,658
Total non-U.S. debt securities	—	24,258	932		25,190
State and political subdivisions	—	1,783	—		1,783
Collateralized mortgage obligations	—	104	—		104
Other U.S. debt securities	—	2,973	—		2,973
Total available-for-sale investment securities	3,487	47,576	2,752		53,815
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,136	4	$(10,391)	4,749
Interest rate contracts	—	8	—	(4)	4
Total derivative instruments	—	15,144	4	(10,395)	4,753
Other	—	504	—	—	504
Total assets carried at fair value	$3,688	$63,937	$2,756	$(10,395)	$59,986
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$5	$—	$—	$—	$5
Derivative instruments:
Foreign exchange contracts	3	15,144	3	(8,918)	6,232
Interest rate contracts	6	43	—	(4)	45
Other derivative contracts	—	182	—	—	182
Total derivative instruments	9	15,369	3	(8,922)	6,459
Total liabilities carried at fair value	$14	$15,369	$3	$(8,922)	$6,464

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

State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity related to our level 3 financial assets during the years ended December 31, 2020 and 2019, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2020 and 2019, transfers into level 3 were primarily related to collateralized loan obligations, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the years ended December 31, 2020 and 2019, transfers out of level 3 were mainly related to collateralized loan obligations, certain MBS and non-U.S. debt securities, for which fair value was measured using prices based on observable market information.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2020
	Fair Value as of December 31, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,820	$—	$(10)	$864	$(95)	$(77)	$50	$(2,538)	$14
Total asset-backed securities	1,820	—	(10)	864	(95)	(77)	50	(2,538)	14
Non-U.S. debt securities:
Asset-backed securities	887	—	35	1	—	(5)	—	(918)	—
Other	45	—	2	—	—	—	—	(47)	—
Total non-U.S. debt securities	932	—	37	1	—	(5)	—	(965)	—
Total Available-for-sale investment securities	2,752	—	27	865	(95)	(82)	50	(3,503)	14
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(6)	—	5	—	(1)	—	—	2	$(3)
Total derivative instruments	4	(6)	—	5	—	(1)	—	—	2	(3)
Total assets carried at fair value	$2,756	$(6)	$27	$870	$(95)	$(83)	$50	$(3,503)	$16	$(3)

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
State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2019
	Fair Value as of December 31, 2018	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2019(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2019
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Mortgage-backed securities	$—	$—	$—	$123	$—	$—	$—	$(123)	$—
Asset-backed securities:
Collateralized loan obligations	593	1	—	1,065	—	(342)	503	—	1,820
Other	—	—	—	—	—	—	—	—	—
Total asset-backed securities	593	1	—	1,065	—	(342)	503	—	1,820
Non-U.S. debt securities:
Asset-backed securities	631	—	(9)	340	—	(36)	—	(39)	887
Other	58	—	(1)	—	—	—	—	(12)	45
Total non-U.S. debt securities	689	—	(10)	340	—	(36)	—	(51)	932
State and political subdivisions	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	2	—	—	—	—	(2)	—	—	—
Total Available-for-sale investment securities	1,284	1	(10)	1,528	—	(380)	503	(174)	2,752
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(15)	—	16	—	(1)	—	—	4	$(11)
Total derivative instruments	4	(15)	—	16	—	(1)	—	—	4	(11)
Total assets carried at fair value	$1,288	$(14)	$(10)	$1,544	$—	$(381)	$503	$(174)	$2,756	$(11)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of December 31, 2020	As of December 31, 2019	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2020			As of December 31, 2020	As of December 31, 2019
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$2	$4	Option model	Volatility	5.7%	-	10.3%	7.9%	8.2%
Total	$2	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$1	$3	Option model	Volatility	6.6%	-	10.3%	7.7%	7.0%
Total	$1	$3

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
We use the following methods to estimate the fair values of our financial instruments:
•For financial instruments that have quoted market prices, those quoted prices are used to estimate fair value;
•For financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, we assume that the fair value of these instruments approximates their reported value, after taking into consideration any applicable credit risk; and
•For financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.
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
In addition, due to the relatively short duration of certain of our loans, we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as leveraged loans, commercial real estate loans, purchased receivables and municipal loans is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.
State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2020
Financial Assets:
Cash and due from banks	$3,467	$3,467	$3,467	$—	$—
Interest-bearing deposits with banks	116,960	116,960	—	116,960	—
Securities purchased under resale agreements	3,106	3,106	—	3,106	—
HTM securities purchased under the MMLF program	3,299	3,304	—	3,304	—
Investment securities held-to-maturity	48,929	50,003	6,115	43,888	—
Net loans	27,803	27,884	—	25,668	2,216
Other(1)	4,753	4,753	—	4,753	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$49,439	$49,439	$—	$49,439	$—
Interest-bearing - U.S.	102,331	102,331	—	102,331	—
Interest-bearing - non-U.S.	88,028	88,028	—	88,028	—
Securities sold under repurchase agreements	3,413	3,413	—	3,413	—
Short-term borrowings under the MMLF program	3,302	3,302	—	3,302	—
Other short-term borrowings	685	685	—	685	—
Long-term debt	13,805	14,162	—	14,049	113
Other(1)	4,753	4,753	—	4,753	—

(1) Represents a portion of underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2019
Financial Assets:
Cash and due from banks	$3,302	$3,302	$3,302	$—	$—
Interest-bearing deposits with banks	68,965	68,965	—	68,965	—
Securities purchased under resale agreements	1,487	1,487	—	1,487	—
Investment securities held-to-maturity	41,782	42,157	10,299	31,682	176
Net loans (excluding leases)(1)	26,325	26,292	—	24,432	1,860
Other(2)	7,500	7,500	—	7,500	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,031	$34,031	$—	$34,031	$—
Interest-bearing - U.S.	77,504	77,504	—	77,504	—
Interest-bearing - non-U.S.	70,337	70,337	—	70,337	—
Securities sold under repurchase agreements	1,102	1,102	—	1,102	—
Other short-term borrowings	839	839	—	839	—
Long-term debt	12,509	12,770	—	12,621	149
Other(2)	7,500	7,500	—	7,500	—

(1) Includes $9 million of loans classified as held-for-sale that were measured at fair value as of December 31, 2019.
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
Starting in the first quarter of 2020, we supported our clients' liquidity needs through the MMLF program, purchasing a total of $29 billion of investment securities under that program, $3.3 billion of which remain outstanding as of December 31, 2020.
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in foreign exchange trading services revenue in our consolidated statement of income. AFS securities are carried at fair value, with any allowance for credit losses recorded through the consolidated statement of income and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of December 31, 2020, we recognized an allowance for credit losses on HTM investment securities of $3 million.
Prior to adoption of ASC 326 in 2020, AFS securities were carried at fair value, and after-tax net unrealized gains and losses were recorded in AOCI. HTM investment securities were carried at cost, adjusted for amortization of premiums and accretion of discounts.
State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,453	$123	$1	$6,575	$3,506	$9	$28	$3,487
Mortgage-backed securities	13,891	421	7	14,305	17,599	264	25	17,838
Total U.S. Treasury and federal agencies	20,344	544	8	20,880	21,105	273	53	21,325
Asset-backed securities:
Student loans(1)	313	2	1	314	532	1	2	531
Credit cards	90	—	—	90	90	—	1	89
Collateralized loan obligations	2,969	3	6	2,966	1,822	1	3	1,820
Total asset-backed securities	3,372	5	7	3,370	2,444	2	6	2,440
Non-U.S. debt securities:
Mortgage-backed securities	1,994	4	2	1,996	1,978	3	1	1,980
Asset-backed securities	2,294	1	4	2,291	2,179	2	2	2,179
Government securities	12,337	202	—	12,539	12,243	131	1	12,373
Other(2)	12,729	177	3	12,903	8,595	73	10	8,658
Total non-U.S. debt securities	29,354	384	9	29,729	24,995	209	14	25,190
State and political subdivisions(3)	1,470	80	2	1,548	1,725	59	1	1,783
Collateralized mortgage obligations	76	2	—	78	104	—	—	104
Other U.S. debt securities	3,371	72	—	3,443	2,941	32	—	2,973
Total(4)	$57,987	$1,087	$26	$59,048	$53,314	$575	$74	$53,815
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,057	$83	$—	$6,140	$10,311	$24	$3	$10,332
Mortgage-backed securities	36,883	955	67	37,771	26,297	316	44	26,569
Total U.S. Treasury and federal agencies	42,940	1,038	67	43,911	36,608	340	47	36,901
Asset-backed securities:
Student loans(1)	4,774	33	25	4,782	3,783	10	41	3,752
Total asset-backed securities	4,774	33	25	4,782	3,783	10	41	3,752
Non-U.S. debt securities:
Mortgage-backed securities	303	68	4	367	366	82	6	442
Government securities	342	—	—	342	328	—	—	328
Total non-U.S. debt securities	645	68	4	709	694	82	6	770
Collateralized mortgage obligations	572	30	1	601	697	38	1	734
Total(4)	48,931	1,169	97	50,003	41,782	470	95	42,157
HTM securities purchased under the MMLF program	3,300	4	—	3,304	—	—	—	—
Total held-to-maturity securities(4)(5)	$52,231	$1,173	$97	$53,307	$41,782	$470	$95	$42,157

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2020 and December 31, 2019, the fair value of other non-U.S. debt securities included $9.55 billion and $5.50 billion, respectively, primarily of supranational and non-U.S. agency bonds, $1.88 billion and $1.78 billion, respectively, of corporate bonds and $0.47 billion and $0.68 billion, respectively, of covered bonds.
(3) As of December 31, 2020 and December 31, 2019, the fair value of state and political subdivisions includes securities in trusts of $0.70 billion and $0.94 billion, respectively. Additional information about these trusts is provided in Note 14.
(4) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the year ended December 31, 2020.
(5) As of December 31, 2020, we recognized an allowance for credit losses of $3 million on all HTM securities.
State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate investment securities with carrying values of approximately $70.57 billion and $49.48 billion as of December 31, 2020 and December 31, 2019, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2020, 2019 and 2018, $8.60 billion, $3.98 billion and $2.13 million, respectively, of agency MBS, previously classified as AFS, were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $120 million and $49 million as of December 31, 2020 and 2019, respectively, and a net unrealized loss of $53 million as of December 31, 2018, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 3 to 37 years).
In 2018, $1.22 billion of HTM securities, primarily consisting of MBS and CMBS, were transferred to AFS at book value and sold at a pre-tax loss of approximately $36 million, due to our election to make a one-time transfer of securities relating to the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.
In 2020, 2019 and 2018, we sold approximately $2.65 billion, $5.64 billion and $26.37 billion, respectively, of AFS securities, primarily ABS and municipal bonds, resulting in a pre-tax gain of approximately $4 million in 2020, a pre-tax loss less than $1 million in 2019 and a pre-tax gain of $9 million in 2018.
The following table presents the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,636	$1	$—	$—	$1,636	$1
Mortgage-backed securities	1,394	7	63	—	1,457	7
Total U.S. Treasury and federal agencies	3,030	8	63	—	3,093	8
Asset-backed securities:
Student loans	31	—	197	1	228	1
Collateralized loan obligations	1,498	4	369	2	1,867	6
Total asset-backed securities	1,529	4	566	3	2,095	7
Non-U.S. debt securities:
Mortgage-backed securities	600	1	120	1	720	2
Asset-backed securities	1,015	3	446	1	1,461	4
Government securities	489	—	—	—	489	—
Other	715	3	80	—	795	3
Total non-U.S. debt securities	2,819	7	646	2	3,465	9
State and political subdivisions	95	—	76	2	171	2
Other U.S. debt securities	17	—	—	—	17	—
Total	$7,490	$19	$1,351	$7	$8,841	$26

State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the aggregate fair values of AFS and HTM investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,430	$28	$—	$—	$1,430	$28
Mortgage-backed securities	2,499	7	1,665	18	4,164	25
Total U.S. Treasury and federal agencies	3,929	35	1,665	18	5,594	53
Asset-backed securities:
Student loans	271	1	127	1	398	2
Credit cards	89	1	—	—	89	1
Collateralized loan obligations	862	2	278	1	1,140	3
Total asset-backed securities	1,222	4	405	2	1,627	6
Non-U.S. debt securities:
Mortgage-backed securities	228	—	220	1	448	1
Asset-backed securities	672	1	109	1	781	2
Government securities	3,246	1	—	—	3,246	1
Other	2,736	9	187	1	2,923	10
Total non-U.S. debt securities	6,882	11	516	3	7,398	14
State and political subdivisions	163	—	22	1	185	1
Collateralized mortgage obligations	13	—	4	—	17	—
Other U.S. debt securities	219	—	14	—	233	—
Total	$12,428	$50	$2,626	$24	$15,054	$74
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$604	$—	$2,262	$3	$2,866	$3
Mortgage-backed securities	6,056	31	1,606	13	7,662	44
Total U.S. Treasury and federal agencies	6,660	31	3,868	16	10,528	47
Asset-backed securities:
Student loans	2,003	22	778	19	2,781	41
Credit cards	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total asset-backed securities	2,003	22	778	19	2,781	41
Non-U.S. debt securities:
Mortgage-backed securities	—	—	138	6	138	6
Asset-backed securities	—	—	—	—	—	—
Government securities	—	—	—	—	—	—
Other		—			—	—
Total non-U.S. debt securities	—	—	138	6	138	6
Collateralized mortgage obligations	13	—	110	1	123	1
Total	$8,676	$53	$4,894	$42	$13,570	$95
State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2020. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2020
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,648	$1,661	$2,758	$2,771	$2,047	$2,143	$—	$—	$6,453	$6,575
Mortgage-backed securities	121	127	603	619	2,800	2,828	10,367	10,731	13,891	14,305
Total U.S. Treasury and federal agencies	1,769	1,788	3,361	3,390	4,847	4,971	10,367	10,731	20,344	20,880
Asset-backed securities:
Student loans	113	115	90	90	—	—	110	109	313	314
Credit cards	—	—	—	—	90	90	—	—	90	90
Collateralized loan obligations	76	76	1,080	1,077	838	838	975	975	2,969	2,966
Total asset-backed securities	189	191	1,170	1,167	928	928	1,085	1,084	3,372	3,370
Non-U.S. debt securities:
Mortgage-backed securities	260	260	527	527	116	116	1,091	1,093	1,994	1,996
Asset-backed securities	337	337	1,250	1,247	272	272	435	435	2,294	2,291
Government securities	3,149	3,151	7,976	8,151	919	939	293	298	12,337	12,539
Other	1,323	1,329	9,520	9,652	1,718	1,752	168	170	12,729	12,903
Total non-U.S. debt securities	5,069	5,077	19,273	19,577	3,025	3,079	1,987	1,996	29,354	29,729
State and political subdivisions	136	136	605	626	514	559	215	227	1,470	1,548
Collateralized mortgage obligations	—	—	—	—	—	—	76	78	76	78
Other U.S. debt securities	449	452	2,833	2,896	89	95	—	—	3,371	3,443
Total	$7,612	$7,644	$27,242	$27,656	$9,403	$9,632	$13,730	$14,116	$57,987	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,480	$3,512	$2,555	$2,607	$—	$—	$22	$21	$6,057	$6,140
Mortgage-backed securities	204	211	423	430	5,036	5,174	31,220	31,956	36,883	37,771
Total U.S. Treasury and federal agencies	3,684	3,723	2,978	3,037	5,036	5,174	31,242	31,977	42,940	43,911
Asset-backed securities:
Student loans	350	343	155	152	667	665	3,602	3,622	4,774	4,782
Total asset-backed securities	350	343	155	152	667	665	3,602	3,622	4,774	4,782
Non-U.S. debt securities:
Mortgage-backed securities	87	84	23	23	—	—	193	260	303	367
Government securities	342	342	—	—	—	—	—	—	342	342
Total non-U.S. debt securities	429	426	23	23	—	—	193	260	645	709
Collateralized mortgage obligations	139	150	265	266	21	21	147	164	572	601
Total	4,602	4,642	3,421	3,478	5,724	5,860	35,184	36,023	48,931	50,003
Held-to-maturity under money market mutual fund liquidity facility	3,300	3,304	—	—	—	—	—	—	3,300	3,304
Total held-to-maturity securities	$7,902	$7,946	$3,421	$3,478	$5,724	$5,860	$35,184	$36,023	$52,231	$53,307
State Street Corporation | 147

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present gross realized gains and losses from sales of AFS investment securities, and the components of net impairment losses included in net gains and losses related to investment securities for the periods indicated, recognized under previous accounting guidance prior to the adoption of ASC 326:

	Years Ended December 31,
(In millions)	2019	2018
Gross realized gains from sales of AFS investment securities	$31	$205
Gross realized losses from sales of AFS investment securities	(32)	(196)
Net impairment losses:
Gross losses from OTTI	—	(3)
Net impairment losses	—	(3)
Gains (losses) related to investment securities, net	(1)	6
Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with adverse changes in timing of expected future cash flows	—	(3)
Net impairment losses	$—	$(3)
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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of December 31, 2020, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
Our allowance for credit losses on our HTM securities is approximately $3 million as of December 31, 2020 and we recorded a $3 million provision and no charge-offs on HTM securities in 2020.
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
Debt securities that are not deemed to be credit impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
With respect to certain classes of debt securities, primarily U.S. Treasuries and agency securities (mainly issued by U.S. Government entities and agencies, as well as Group of Seven sovereigns), we consider the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero. Therefore, for those securities, we do not record expected credit losses.
State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued Interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $123 million related to 503 securities as of December 31, 2020 to not be the result of any material changes in the credit characteristics of the securities.
Prior to the adoption of ASC 326 on January 1, 2020, we assessed our AFS and HTM securities for impairment under an OTTI model. Under this model impairment of AFS and HTM debt securities was recorded in our consolidated statement of income when management intended to sell (or may be required to sell) the securities before they recovered in value, or when management expected the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss). The review of impaired securities under the OTTI model was consistent with the considerations noted for AFS securities under ASC 326. Where impairment was indicated based on our review, the following factors were also considered in determining whether impairment was other than temporary:
•certain macroeconomic drivers;
•certain industry-specific drivers;
•the length of time the security has been impaired;
•the severity of the impairment;
•the cause of the impairment and the financial condition and near-term prospects of the issuer;
•activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and
•our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for its recovery in value.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of OTTI of these debt securities was the identification of credit-impaired securities for which management did not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Debt securities that were not deemed to be credit-impaired were subject to additional management analysis to assess whether management intended to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
We recorded less than $1 million and $3 million of OTTI, included in other income, in the years ended December 31, 2019 and 2018, respectively, which resulted from adverse changes in the timing of expected future cash flows from non-U.S. mortgage- and asset backed securities.
The following table presents a roll-forward with respect to net impairment losses that had been recognized in income for the periods indicated:

	Years Ended December 31,
(In millions)	2019	2018
Balance, beginning of period	$78	$77
Additions(1):
Other-than-temporary-impairment recognized	—	3
Deductions(2):
Realized losses on securities sold or matured	(8)	(2)
Balance, end of period	$70	$78

1) Additions represent securities with a first time credit impairment realized or when a subsequent credit impairment has occurred.
(2) Deductions represent impairments on securities that have been sold or matured, are required to be sold, or for which management intends to sell.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $123 million and $169 million related to 503 and 622 securities as of December 31, 2020 and December 31, 2019, respectively, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
Loans are generally recorded at their principal amount outstanding, net of the allowance for credit losses, unearned income, and any net unamortized deferred loan origination fees. Loans that are classified as held-for-sale are measured at lower of cost or fair value on an individual basis.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	December 31, 2020	December 31, 2019
Domestic(1):
Commercial and financial:
Fund Finance(2)	11,531	10,270
Leveraged loans	2,923	3,342
Overdrafts	1,894	1,739
Other(3)	2,688	3,411
Commercial real estate	2,096	1,766
Total domestic	21,132	20,528
Foreign(1):
Commercial and financial:
Fund Finance(2)	4,432	3,145
Leveraged loans	1,242	1,119
Overdrafts	1,088	1,517
Other(3)	31	—
Total foreign	6,793	5,781
Total loans(2)	27,925	26,309
Allowance for credit losses	(122)	(74)
Loans, net of allowance	$27,803	$26,235

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020, compared to $6,040 million loans to real money funds, $6,076 million private equity capital call finance loans and $932 million loans to business development companies as of December 31, 2019.
(3) Includes $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020 and $2,537 million securities finance loans, $848 million loans to municipalities and $26 million other loans as of December 31, 2019.
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
The commercial and financial segment is composed of primarily floating-rate loans, purchased leveraged loans, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2020 and December 31, 2019, the loans pledged as collateral totaled $8.07 billion and $6.75 billion, respectively.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of December 31, 2020 and December 31, 2019, we had no loans on non-accrual status. As of December 31, 2020, we had one loan with principal or interest payments 30 days or more contractually past due, that was subsequently paid in January 2021. As of December 31, 2019, we had no loans with principal or interest payments 30 days or more contractually past due.
We sold $353 million of leveraged loans in 2020. We recorded a charge-off against the allowance for these loans prior to the sale of these loans of $41 million in 2020.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the years ended December 31, 2020 and 2019.
Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for financial assets held at amortized cost and off-balance sheet commitments. Further discussion of our adoption of ASC 326 on January 1, 2020, including the impact on our consolidated financial statements, is provided in Note 1. For additional discussion on the allowance for credit losses for investment securities, please refer to Note 3.
When the allowance is recorded, a provision for credit loss expense is recognized in net income. The allowance for credit losses for financial assets (excluding investment securities, as discussed in Note 3) represents the portion of the amortized cost basis, including accrued interest for financial assets
State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
held at amortized cost, which management does not expect to recover due to expected credit losses and is presented on the statement of condition as an offset to the amortized cost basis. The accrued interest balance is presented separately on the statement of condition within accrued interest and fees receivable. The allowance for off-balance sheet commitments is presented within other liabilities. Loans are charged off to the allowance for credit losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan, including a sale of a loan below its carrying value, or a portion of a loan is determined to be uncollectible.
The allowance for credit losses may be determined using various methods, including discounted cash flow methods, loss-rate methods, probability-of-default methods, and other quantitative or qualitative methods as determined by us. The method used to estimate expected credit losses may vary depending on the type of financial asset, our ability to predict the timing of cash flows, and the information available to us.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured based on the difference between the discounted value of the expected future cash flows, utilizing the effective interest rate and the amortized cost basis of the asset. As of December 31, 2020, we had 5 loans for $77 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $6 million as of December 31, 2020 on these loans.
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
We estimate credit losses over the contractual life of the financial asset, while factoring in prepayment activity, where supported by data, over a three year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three year horizon (or less depending on contractual maturity) and then revert linearly over a two year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
As part of our allowance methodology, we establish qualitative reserves to address any risks inherent in our portfolio that are not addressed through our quantitative reserve assessment. These factors may relate to, among other things, legislation changes or new regulation, credit concentration, loan markets, scenario weighting and overall model limitations. The qualitative adjustments are applied to our portfolio of financial instruments under the existing governance structure and are inherently judgmental.
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
Credit quality is assessed and monitored by evaluating various attributes in order to enable the earliest possible detection of any concerns with the customer’s credit rating. The results of those evaluations are utilized in underwriting new loans and transactions with counterparties and in our process for estimation of expected credit losses.
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2020.
Management regularly reviews financial assets in the portfolio to assess credit quality indicators and to determine appropriate loans classification and grading in accordance with applicable bank regulations. Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade. Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 81% of our loans were rated as investment grade as of December 31, 2020 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative. Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk. Loans to counterparties rated as speculative account for approximately 19% of our loans as of December 31, 2020, and are concentrated in leveraged loans. Approximately 85% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of December 31, 2020.
•Special Mention. Counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard. Counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful. Counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss. Counterparties which are uncollectible or have little value.
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

December 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,859	$1,724	$22,583
Speculative	4,852	372	5,224
Special mention	67	—	67
Substandard	34	—	34
Doubtful	17	—	17
Total(1)	$25,829	$2,096	$27,925

December 31, 2019	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$19,501	$1,766	$21,267
Speculative	5,008	—	5,008
Special mention	25	—	25
Substandard	9	—	9
Total(1)	$24,543	$1,766	$26,309

(1) Loans Include $2,982 million and $3,256 million of overdrafts as of December 31, 2020 and December 31, 2019, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us.
Financial assets held at amortized cost that are not loans are disaggregated based on product type. This includes our fees receivable balance, which have had no history of credit losses, and are evaluated collectively as a pool.
Securities purchased under a resale agreement and securities-financing within our principal business utilize the collateral maintenance provisions included within ASC 326. An allowance for credit losses is recognized for any remaining exposure based on counterparty type.

State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance for credit losses for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represents management’s estimate of credit losses primarily in outstanding letters and lines of credit and other credit-enhancement facilities provided to our clients and outstanding as of the balance sheet date. The allowance is evaluated quarterly by management. Factors considered in evaluating the appropriate level of this allowance are similar to those considered with respect to the allowance for credit losses on financial assets held at amortized cost. Provisions to maintain the allowance at a level considered by us to be appropriate to absorb estimated credit losses in outstanding facilities are recorded in the provision for credit losses in our consolidated statement of income.
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2020. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,894	$388	$4	$167	$200	$—	$12,836	$15,489
Speculative	432	942	822	610	43	—	597	3,446
Special mention	—	28	—	39	—	—	—	67
Substandard	—	5	—	—	29	—	—	34
Doubtful	—	—	—	—	—	—	—	—
Total commercial and financing	$2,326	$1,363	$826	$816	$272	$—	$13,433	$19,036

Commercial real estate:
Risk Rating:
Investment grade	$178	$383	$688	$277	$197	$—	$—	$1,723
Speculative	120	166	58	—	—	29	—	373
Total commercial real estate	$298	$549	$746	$277	$197	$29	$—	$2,096

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,028	$—	$—	$—	$—	$—	$4,343	$5,371
Speculative	283	401	346	162	26	66	121	1,405
Doubtful	—	—	—	17	—	—	—	17
Total commercial and financing	$1,311	$401	$346	$179	$26	$66	$4,464	$6,793

Total loans	$3,935	$2,313	$1,918	$1,272	$495	$95	$17,897	$27,925

(1) Any reserve associated with accrued interest is not material. As of December 31, 2020, accrued interest receivable of $72 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following table presents the activity in the allowance for credit losses by portfolio and class for the year ended December 31, 2020:

	Year End December 31, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$10	$2	$—	$19	$1	$93
Charge-offs(2)	(41)	—	—	—	—	—	(41)
Provision	70	7	6	3	2	—	88
FX translation	7	—	—	—	1	—	8
Ending balance	$97	$17	$8	$3	$22	$1	$148

(1) Includes $13 million allowance for credit losses on Fund Finance loans and $4 million on other loans.
(2) Related to the sale of leveraged loans in 2020.
State Street Corporation | 153

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. We recorded $88 million provision for credit losses in 2020, which reflected both downward credit migration within our loan portfolio and revision in management’s economic outlook reflecting the impact of the COVID-19 pandemic. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2020, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Allowance for Loan Losses under Incurred Loss Methodology for the years ended December 31, 2019 and December 31, 2018
On-Balance Sheet Credit Exposures
Factors considered in evaluating the appropriate level of the allowance for each segment of our loan portfolio under the incurred loss model included loss experience, the probability of default reflected in our internal risk rating of the counterparty's creditworthiness, then-current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors.
Loans were charged off to the allowance for loan losses in the reporting period in which either an event occurred that confirmed the existence of a loss on a loan, including a sale of a loan below its carrying value, or a portion of a loan was determined to be uncollectible. In addition, any impaired loan that was determined to be collateral-dependent was reduced to an amount equal to the fair value of the collateral less costs to sell. A loan was identified as collateral-dependent when management determined that it was probable that the underlying collateral would be the sole source of repayment. Recoveries were recorded on a cash basis as adjustments to the allowance.
The following table presents activity in the allowance for loan losses for the periods indicated under the incurred loss methodology:

(In millions)	Year Ended December 31, 2019	Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$67	$54
Provision for credit losses(1)	10	15
Charge-offs(1)	(3)	(2)
Ending balance	$74	$67

(1) The provisions and charge offs for credit losses were primarily attributable to exposure to purchased leveraged loans to non-investment grade loans.
Off-Balance Sheet Credit Exposures
The reserve for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represented management’s estimate of probable credit losses primarily in letters and lines of credit and other credit-enhancement facilities provided to our clients and outstanding as of the balance sheet date.
The reserve was evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of this reserve were similar to those considered with respect to the allowance for loan losses. Provisions to maintain the reserve at a level considered by us to be appropriate to absorb estimated incurred credit losses in outstanding facilities were recorded in other expenses in our consolidated statement of income.
Note 5.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased long-lived intangible assets, primarily client relationships, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to at least annual evaluation for impairment. Other intangible assets, which are subject to evaluation for impairment, are mainly related to client relationships, which are amortized on a straight-line basis over periods ranging from five to twenty years, technology assets, which are amortized on a straight-line basis over periods ranging from three to ten years, and core deposit intangible assets, which are amortized on a straight-line basis over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other
State Street Corporation | 154

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income. There were no impairments to goodwill or other intangible assets in 2020, 2019 and 2018.
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2018	$7,180	$266	$7,446
Acquisitions(2)	122	—	122
Foreign currency translation	(13)	1	(12)
Ending balance December 31, 2019	7,289	267	7,556
Foreign currency translation	124	3	127
Ending balance December 31, 2020	$7,413	$270	$7,683

(1) Investment Servicing includes our acquisition of CRD.
(2) We completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the year ended December 31, 2019, resulting in an increase in the goodwill of $113 million and a decrease of $93 million in other intangible assets.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2018	$2,218	$151	$2,369
Acquisitions(2)	(93)	—	(93)
Amortization	(207)	(29)	(236)
Foreign currency translation	(10)	—	(10)
Ending balance December 31, 2019	1,908	122	2,030
Amortization	(206)	(28)	(234)
Foreign currency translation	31	—	31
Ending balance December 31, 2020	$1,733	$94	$1,827

(1) Investment Servicing includes our acquisition of CRD.
(2) We completed the purchase price accounting for the CRD acquisition as of March 31, 2019. Upon completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets, we recorded measurement period adjustments in the year ended December 31, 2019, resulting in a decrease in the fair value of other intangible assets of $93 million, with a corresponding increase to goodwill.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,704	$(1,450)	$1,254
Technology	393	(113)	280
Core deposits	690	(425)	265
Other	107	(79)	28
Total	$3,894	$(2,067)	$1,827

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$3,104	$(1,718)	$1,386
Technology	403	(87)	316
Core deposits	673	(381)	292
Other	100	(64)	36
Total	$4,280	$(2,250)	$2,030
Amortization expense related to other intangible assets was $234 million, $236 million and $226 million in 2020, 2019 and 2018, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2020 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2021	$235
2022	232
2023	231
2024	224
2025	199
State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2020	December 31, 2019
Securities borrowed(1)	$18,330	$18,524
Derivative instruments, net	5,804	4,753
Bank-owned life insurance	3,479	3,395
Investments in joint ventures and other unconsolidated entities	3,095	2,899
Collateral, net	2,713	874
Right-of-use assets	720	858
Prepaid expenses	383	395
Accounts receivable	379	432
Income taxes receivable	367	309
Deferred tax assets, net of valuation allowance(2)	233	216
Receivable for securities settlement	117	336
Deposits with clearing organizations	58	58
Other	832	962
Total	$36,510	$34,011

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Note 7. Deposits
As of December 31, 2020, we had $1.68 billion of time deposits outstanding, all of which were non-US time deposits. As of December 31, 2019, we had $35.15 billion of time deposits outstanding, of which $3.00 billion were wholesale CDs, $32.01 billion were derived from client deposits (payable on demand to such clients) and held in a time deposit established by us as the agent and $139 million were non-U.S. As of December 31, 2020 and 2019, all U.S. and non-U.S. time deposits were in amounts of $250,000 or more. As of December 31, 2020, all time deposits are scheduled to mature in 2021. Demand deposit overdrafts of $2.98 billion and $3.26 billion were included as loan balances at December 31, 2020 and 2019, respectively.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, short-term borrowings associated with our tax-exempt investment program (more fully described in Note 14) and other short-term borrowings, including those related to the money market liquidity facility.
Collectively, short-term borrowings had weighted-average interest rates of 0.93% and 1.64% in 2020 and 2019, respectively.
The following table presents information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements			Tax-Exempt Investment Program			Other
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Balance as of December 31	$3,413	$1,102	$1,082	$616	$823	$931	$3,302	$—	$2,000
Maximum outstanding as of any month-end	5,373	4,125	3,441	823	931	1,078	25,665	—	2,000
Average outstanding during the year	2,615	1,616	2,048	771	898	1,023	8,251	3	nm
Weighted-average interest rate as of year-end	.00%	.00%	1.38%	.23%	1.75%	1.74%	1.35%	.00%	2.68%
Weighted-average interest rate during the year	.14	1.90	.62	.78	1.51	1.46	1.23	.01	nm

nm Not meaningful
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $3.98 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2020.
State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about these U.S. government securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2020.

	U.S. Government Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$2,992	$3,981	$3,413

(1) Collateralized by investment securities.
We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $100.45 billion in 2020 compared to $86.67 billion in 2019. The increase in average balance sheet netting, in 2020 compared to 2019, is primarily due to the expansion of our FICC program and new client activity.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.10 billion, as of December 31, 2020, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2020 and 2019, there was no balance outstanding on this line of credit.
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2020	2019
Parent Company And Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025	3.55%	Senior notes	2/18; 8/18(1)	$1,413	$1,331
August 18, 2015	August 18, 2020	2.55%	Senior notes	2/18; 8/18	—	1,191
November 19, 2013	November 20, 2023	3.7%	Senior notes	5/20; 11/20(1)	1,070	1,037
December 15, 2014	December 16, 2024	3.3%	Senior notes	6/16; 12/16(1)	1,075	1,022
May 15, 2013	May 15, 2023(2)	3.1%	Subordinated notes	5/15; 11/15(1)	1,039	1,006
November 1, 2019	November 1, 2025	2.354%	Fixed-to-floating rate senior notes	5/1; 11/1	1,047	991
January 24, 2020	January 24, 2030	2.400%	Senior notes	1/24, 7/24	821	—
March 30, 2020	March 30, 2023	2.825%	Fixed-to-floating rate senior notes	3/30, 9/30	748	—
March 30, 2020	March 30, 2026	2.901%	Fixed-to-floating rate senior notes	3/30, 9/30	498	—
March 30, 2020	March 30, 2031	3.152%	Fixed-to-floating rate senior notes	3/30, 9/30	497	—
May 15, 2017	May 15, 2023	2.653%	Fixed-to-floating rate senior notes	5/15; 11/15(1)	766	753
March 7, 2011	March 7, 2021	4.375%	Senior notes	3/7; 9/7(1)	752	748
May 19, 2016	May 19, 2021	1.95%	Senior notes	5/19; 11/19(1)	753	744
May 19, 2016	May 19, 2026	2.65%	Senior notes	5/19; 11/19(1)	796	741
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	594	546
December 3, 2018	December 3, 2024	3.776%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	538	522
August 18, 2015	August 18, 2020	Floating-rate	Senior notes	2/18; 5/18; 8/18; 11/18	—	500
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	499	499
November 1, 2019	November 1, 2034(2)	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1	546	492
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	100	100
June 21, 1996	June 15, 2026(3)	7.35%	Senior notes	6/15; 12/15	150	150
Parent Company
Long-term finance leases					103	136
Total long-term debt					$13,805	$12,509

(1) We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2020 and 2019, the carrying value of long-term debt associated with these fair value hedges was $691 million and$157 million, respectively. Refer to Note 10 for additional information about fair value hedges.
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
Parent Company
As of December 31, 2020 and 2019, long-term finance leases included $103 million and $136 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. As of December 31, 2020, the maximum maturity date of the underlying loans is approximately 3.7 years.
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
State Street Corporation | 159

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$2,842	$4,368
Foreign exchange contracts:
Forward, swap and spot	2,640,989	2,378,808
Options purchased	946	1,581
Options written	661	1,110
Futures	1,980	1,040
Other:
Stable value contracts(1)	32,359	26,895
Deferred value awards(2)	332	389
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	7,449	15,196
Foreign exchange contracts:
Forward and swap	5,221	3,176

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25,939	$15,140	$25,811	$15,054
Other derivative contracts	—	—	157	182
Total	$25,939	$15,140	$25,968	$15,236

Derivatives designated as hedging instruments:
Foreign exchange contracts	$4	$—	$116	$96
Interest rate contracts	1	8	42	49
Total	$5	$8	$158	$145

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

State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2020	2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$922	$630	$723
Foreign exchange contracts	Interest expense(1)	63	(153)	(41)
Interest rate contracts	Foreign exchange trading services revenue	3	(3)	(6)
Interest rate contracts	Software and processing fees(1)	—	—	(1)
Other derivative contracts	Foreign exchange trading services revenue	—	—	5
Other derivative contracts	Compensation and employee benefits	(189)	(205)	(171)
Total		$799	$269	$509

(1) 2018 includes approximately $15 million of swap costs related to the first quarter of 2018 that were reclassified from software and processing fees to interest expense.
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2020
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$496	$3	$10,023	$688
Available-for-sale securities	2,330	45	—	—
Total	$2,826	$48	$10,023	$688

	December 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated(1)
(In millions)	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments	Carrying Amount of Assets and Liabilities	Cumulative Hedge Accounting Basis Adjustments
Long-term debt	$9,769	$164	$1,199	$(8)
Available-for-sale securities	940	49	—	—
Total	$10,709	$213	$1,199	$(8)

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of December 31, 2020 and December 31, 2019, the total notional amount of the interest rate swaps of fair value hedges was $2.60 billion and $10.20 billion, respectively.
State Street Corporation | 161

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,					Years Ended December 31,
		2020	2019	2018			2020	2019	2018
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Foreign exchange contracts	Software and processing fees	$—	$—	$(74)	Investment securities	Software and processing fees	$—	$—	$74
Foreign exchange contracts	Software and processing fees	—	—	(328)	Foreign exchange deposit	Software and processing fees	—	—	328
Interest rate contracts	Net interest income	1	(4)	31	Available-for-sale securities(1)	Net interest income	(4)	2	(32)
Interest rate contracts	Net interest income	566	266	(58)	Long-term debt	Net interest income	(559)	(255)	49
Total		$567	$262	$(429)			$(563)	$(253)	$419

(1) In 2020, 2019 and 2018, $3 million, $18 million and $24 million, respectively, of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI.

	Years Ended December 31,				Years Ended December 31,
	2020	2019	2018	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2020	2019	2018
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$176	$8	$(12)	Net interest income	$49	$(10)	$(1)
Foreign exchange contracts	(22)	43	(12)	Net interest income	23	27	27
Total derivatives designated as cash flow hedges	$154	$51	$(24)		$72	$17	$26

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(250)	$30	$81	Gains (Losses) related to investment securities, net	$—	$—	$—
Total derivatives designated as net investment hedges	(250)	30	81		—	—	—
Total	$(96)	$81	$57		$72	$17	$26

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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of December 31, 2020 totaled approximately $3.91 billion, against which we provided $1.69 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2020, the maximum additional collateral we would be required to post to our counterparties is approximately $2.22 billion.
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
As of December 31, 2020 and December 31, 2019, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $6.48 billion and $10.09 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $3.88 billion and $5.72 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2020
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,943	$(14,271)	$11,672	$—	$11,672
Interest rate contracts(6)	1	—	1	—	1
Cash collateral and securities netting	NA	(5,869)	(5,869)	(1,105)	(6,974)
Total derivatives	25,944	(20,140)	5,804	(1,105)	4,699
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	174,461	(153,025)	21,436	(20,568)	868
Total derivatives and other financial instruments	$200,405	$(173,165)	$27,240	$(21,673)	$5,567
State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2019
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,140	$(8,081)	$7,059	$—	$7,059
Interest rate contracts(6)	8	(4)	4	—	4
Cash collateral and securities netting	NA	(2,310)	(2,310)	(685)	(2,995)
Total derivatives	15,148	(10,395)	4,753	(685)	4,068
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	179,989	(159,978)	20,011	(19,572)	439
Total derivatives and other financial instruments	$195,137	$(170,373)	$24,764	$(20,257)	$4,507

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
(7) Included in the $21.44 billion as of December 31, 2020 were $3.11 billion of resale agreements and $18.33 billion of collateral provided related to securities borrowing. Included in the $20.01 billion as of December 31, 2019 were $1.49 billion of resale agreements and $18.52 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2020
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,927	$(14,271)	$11,656	$—	$11,656
Interest rate contracts(6)	42	—	42	—	42
Other derivative contracts	157	—	157	—	157
Cash collateral and securities netting	NA	(1,287)	(1,287)	(1,732)	(3,019)
Total derivatives	26,126	(15,558)	10,568	(1,732)	8,836
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	165,793	(153,025)	12,768	(12,448)	320
Total derivatives and other financial instruments	$191,919	$(168,583)	$23,336	$(14,180)	$9,156
State Street Corporation | 164

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2019
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,150	$(8,081)	$7,069	$—	$7,069
Interest rate contracts(6)	49	(4)	45	—	45
Other derivative contracts	182	—	182	—	182
Cash collateral and securities netting	NA	(837)	(837)	(557)	(1,394)
Total derivatives	15,381	(8,922)	6,459	(557)	5,902
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	171,853	(159,977)	11,876	(10,793)	1,083
Total derivatives and other financial instruments	$187,234	$(168,899)	$18,335	$(11,350)	$6,985

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
(7) Included in the $12.77 billion as of December 31, 2020 were $3.41 billion of repurchase agreements and $9.36 billion of collateral received related to securities lending transactions. Included in the $11.88 billion as of December 31, 2019 were $1.10 billion of repurchase agreements and $10.77 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2020				As of December 31, 2019
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$152,140	$—	$—	$152,140	$156,465	$—	$—	$156,465
Total	152,140	—	—	152,140	156,465	—	—	156,465
Securities lending transactions:
US Treasury and agency securities	—	—	—	—	15	—	—	15
Corporate debt securities	110	—	—	110	354	—	—	354
Equity securities	7,578	56	1,156	8,790	7,389	—	130	7,519
Other(1)	4,753	—	—	4,753	7,500	—	—	7,500
Total	12,441	56	1,156	13,653	15,258	—	130	15,388
Gross amount of recognized liabilities for repurchase agreements and securities lending	$164,581	$56	$1,156	$165,793	$171,723	$—	$130	$171,853

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	December 31, 2020	December 31, 2019
Commitments:
Unfunded credit facilities	$34,213	$29,697
Guarantees(1):
Indemnified securities financing	$440,875	$367,901
Standby letters of credit	3,330	3,324

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist primarily of liquidity facilities provided to our fund and municipal counterparties, as well as commitments to purchase commercial real estate and leveraged loans that have not yet settled.
As of December 31, 2020, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2020	December 31, 2019
Fair value of indemnified securities financing	$440,875	$367,901
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	463,273	385,428
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	54,432	45,658
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	58,092	48,887
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2020 and December 31, 2019, we had approximately $18.33 billion and $18.52 billion, respectively, of collateral provided and approximately $9.36 billion and $10.77 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of December 31, 2020, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $144 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2020, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
In January 2020, the DOJ outlined a framework for a possible resolution of their review. We are discussing the terms of a potential settlement of this matter with the DOJ. Separately, we have inquired of the DOL as to the status of their review but have not entered into settlement discussions with the DOL. There can be no assurance that any settlement with the DOJ or DOL will be reached on financial or other terms acceptable to us or at all. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of all outstanding investigations into our historical billing practices is not currently known. We have established a legal accrual with respect to the pending governmental investigations and civil litigation with respect to this matter, however, our ultimate liability with respect to this matter might be significantly in excess of our current accrual. Government authorities have significant discretion in criminal and civil matters as to the fines and other penalties they may seek to impose. Any resolution of the DOJ and DOL claims may involve penalties that could be a significant percentage, or a multiple of, all or a portion of the overcharge. The severity of such fines or penalties could take into account factors such as the amount or duration of our incorrect invoicing and the government’s or regulators’ assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement and settlement of civil claims regarding our indirect FX business.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $308 million as of December 31, 2020 increased from $149 million as of December 31, 2019.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns, including amended returns, for tax years 2014-2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of December 31, 2020 for potential tax exposures.
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
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of December 31, 2020 and December 31, 2019, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.70 billion and $0.94 billion, respectively, and other short-term borrowings of $0.62 billion and $0.82 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trust to third-party investors and to us as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 2.7 years as of December 31, 2020, compared to approximately 3.0 years as of December 31, 2019.
State Street Corporation | 169

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of December 31, 2020, our commitments to the trusts under these liquidity facilities and/or letters of credit totaled $0.62 billion, and neither of the liquidity facilities nor letters of credit were utilized. In the event that our obligations under these liquidity facilities are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition. In addition, neither creditors or third-party investors in the trusts have any recourse to our general credit other than through the liquidity facilities and letters of credit noted above.
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
As of December 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of December 31, 2019, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $21 million and $5 million, respectively. As of December 31, 2020 and December 31, 2019, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million and $15 million, respectively, and represented the value of our economic ownership interest in the funds.
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
As of December 31, 2020 and December 31, 2019, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million and $21 million as of December 31, 2020 and December 31, 2019, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2020:

Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2020 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	750,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.81350% effective December 15, 2020	Quarterly	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020 or December 15, 2020.
We redeemed all outstanding Series C non-cumulative perpetual preferred stock on March 15, 2020 at a redemption price of $500 million ($100,000 per share equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. The difference of $9 million between the redemption value and the net carrying value resulted in an EPS impact of approximately ($0.03) per share in the first quarter of 2020.
On January 14, 2021, we announced that we will redeem on March 15, 2021 an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends. A cash dividend of $953.38 per share of Series F Preferred Stock (or approximately $9.5338 per depositary share) has been declared for the period from December 15, 2020 up to but not including March 15, 2021 (the “March Dividend”). The March Dividend will be paid separately to the holders of record of the Series F Preferred Stock as of March 1, 2021 in the customary manner. Accordingly, there will not be any declared and unpaid dividends included in the redemption price.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2020			2019
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$1,313	$0.33	$6	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	—	—	—	6,000	1.52	45
Series F	6,223	62.23	47	5,250	52.50	40
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$152			$210
In January 2021, we declared dividends on our series D, F, and G preferred stock of approximately $1,475, $953, and $1,338, respectively, per share, or approximately $0.37, $9.53, and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $7 million, and $7 million on our series D, F, and G preferred stock, respectively, which will be paid in March 2021.
State Street Corporation | 171

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
In June 2019, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 and the first quarter of 2020 under the 2019 Program. On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020.
In June 2020, concurrent with the release of the CCAR 2020 results, the Federal Reserve announced that all CCAR banks were required to resubmit their capital plan and stress test results based on scenarios to be provided in September 2020. Scenarios were provided on September 17, 2020 with materials due on November 2, 2020. In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021.
In June 2018, our Board approved a common stock purchase program authorizing the purchase of up to $1.2 billion of our common stock through June 30, 2019 (the 2018 Program). We repurchased $300 million of our common stock in each of the first and second quarters of 2019 under the 2018 Program.
The table below presents the activity under our common stock purchase program for the period indicated:

	Year Ended December 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500
Total	6.5	77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2020		2019
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.08	$734	$1.98	$728
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Years Ended December 31,
(In millions)	2020	2019	2018
Net unrealized gains (losses) on cash flow hedges	$57	$(70)	$(89)
Net unrealized gains (losses) on available-for-sale securities portfolio	936	426	(193)
Net unrealized gains (losses) related to reclassified available-for-sale securities	(55)	19	58
Net unrealized gains (losses) on available-for-sale securities	881	445	(135)
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(33)	(36)	(40)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(204)	46	16
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)	(2)
Net unrealized (losses) on retirement plans	(178)	(187)	(143)
Foreign currency translation	(334)	(1,072)	(963)
Total	$187	$(876)	$(1,356)
State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(89)	$(175)	$16	$(2)	$(143)	$(963)	$(1,356)
Other comprehensive income (loss) before reclassifications	13	563	33	2	—	(42)	569
Reclassification of certain tax effects(1)	(6)	21	(3)	(1)	(28)	(67)	(84)
Amounts reclassified into (out of) earnings	12	—	—	(1)	(16)	—	(5)
Other comprehensive income (loss)	19	584	30	—	(44)	(109)	480
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	75	439	(250)	—	—	738	1,002
Amounts reclassified into earnings	52	—	—	—	9	—	61
Other comprehensive income (loss)	127	439	(250)	—	9	738	1,063
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2020	2019
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and zero, respectively	$—	$(1)	Losses reclassified (from) to other comprehensive income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $20 and $5	52	12	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $3 and ($8), respectively	9	(16)	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$61	$(5)
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
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor" in the calculation and assessment of regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we were required to calculate our risk- based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
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
As of December 31, 2020, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2020, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2020 that have changed the capital categorization of State Street Bank.
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
State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2019	Basel III Standardized Approach December 31, 2019
Common shareholders' equity:
Common stock and related surplus			$10,709	$10,709	$10,636	$10,636	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,442	23,442	21,918	21,918	12,939	12,939	13,218	13,218
Accumulated other comprehensive income (loss)			187	187	(870)	(870)	371	371	(654)	(654)
Treasury stock, at cost			(10,609)	(10,609)	(10,209)	(10,209)	—	—	—	—
Total			23,729	23,729	21,475	21,475	26,203	26,203	25,457	25,457
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,019)	(9,019)	(9,112)	(9,112)	(8,745)	(8,745)	(8,839)	(8,839)
Other adjustments(1)			(333)	(333)	(150)	(150)	(152)	(152)	(1)	(1)
Common equity tier 1 capital			14,377	14,377	12,213	12,213	17,306	17,306	16,617	16,617
Preferred stock			2,471	2,471	2,962	2,962	—	—	—	—
Tier 1 capital			16,848	16,848	15,175	15,175	17,306	17,306	16,617	16,617
Qualifying subordinated long-term debt			961	961	1,095	1,095	966	966	1,099	1,099
Allowance for credit losses			1	148	5	90	10	148	3	90
Total capital			$17,810	$17,957	$16,275	$16,360	$18,282	$18,420	$17,719	$17,806
Risk-weighted assets:
Credit risk(2)			$63,367	$114,892	$54,763	$102,367	$58,960	$110,797	$51,610	$98,979
Operational risk(3)			44,150	NA	47,963	NA	43,663	NA	44,138	NA
Market risk			2,188	2,188	1,638	1,638	2,188	2,188	1,638	1,638
Total risk-weighted assets			$109,705	$117,080	$104,364	$104,005	$104,811	$112,985	$97,386	$100,617
Adjusted quarterly average assets			$263,490	$263,490	$219,624	$219,624	$260,489	$260,489	$216,397	$216,397

Capital Ratios:	2020 Minimum Requirements(4)	2019 Minimum Requirements(5)
Common equity tier 1 capital	8.0%	8.5%	13.1%	12.3%	11.7%	11.7%	16.5%	15.3%	17.1%	16.5%
Tier 1 capital	9.5	10.0	15.4	14.4	14.5	14.6	16.5	15.3	17.1	16.5
Total capital	11.5	12.0	16.2	15.3	15.6	15.7	17.4	16.3	18.2	17.7
Tier 1 leverage(6)	4.0	4.0	6.4	6.4	6.9	6.9	6.6	6.6	7.7	7.7

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
(4) Assuming a countercyclical buffer of 0%, the minimum requirements include a capital conservation buffer and a stress capital buffer for advanced and standardized, respectively, and a G-SIB surcharge.
(5) Assuming a countercyclical buffer of 0%, the minimum requirements include a capital conservation buffer and a G-SIB surcharge.
(6) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of one of the eight US G-SIBs.
NA Not applicable
State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2020	2019	2018
Interest income:
Interest-bearing deposits with banks	$76	$416	$387
Investment securities:
U.S. Treasury and federal agencies	1,174	1,443	1,178
State and political subdivisions	37	49	143
Other investments	366	505	560
Investment securities purchased under money market liquidity facility	117	—	—
Total Investment securities	1,694	1,997	1,881
Securities purchased under resale agreements	126	364	335
Loans and leases	624	769	687
Other interest-earning assets	55	395	372
Total interest income	2,575	3,941	3,662
Interest expense:
Interest-bearing deposits	(117)	663	363
Short term borrowings under money market liquidity facility	101	—	—
Securities sold under repurchase agreements	4	31	13
Other short-term borrowings	17	21	17
Long-term debt	312	414	389
Other interest-bearing liabilities	58	246	209
Total interest expense	375	1,375	991
Net interest income	$2,200	$2,566	$2,671
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
The 2017 Stock Incentive Plan, or 2017 Plan, was approved by shareholders in May 2017 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 8.3 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2020, a total of 20.5 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan.
The following table presents the cumulative total number of shares that was awarded under the 2017 Plan and the 2006 Plan for the periods indicated:

	As of December 31,
(In millions)	2020	2019	2018
Total number of shares awarded under the 2006 Plan	68.9	68.9	68.9
Total number of shares awarded under the 2017 Plan	11.3	7.6	3.9
The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2020, 1.7 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2020, a total of 19.2 million shares were available for future issuance under the 2017 Plan.
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
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $240 million, $235 million and $262 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such expense for 2020, 2019 and 2018 excluded an expense of $29 million, a release of $4 million and an expense of $45 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the years ended December 31, 2020, 2019 and 2018, no stock appreciation rights were exercised. As of December 31, 2020, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2018	5,975	$77.07
Granted	3,168	66.68
Vested	(3,089)	71.20
Forfeited	(220)	75.85
Outstanding as of December 31, 2019	5,834	74.33
Granted	2,926	63.56
Vested	(2,938)	71.33
Forfeited	(136)	71.79
Outstanding as of December 31, 2020	5,686	69.70
The total fair value of deferred stock awards vested for the years ended December 31, 2020, 2019 and 2018, based on the weighted average grant date fair value in each respective year, was $210 million, $220 million and $230 million, respectively. As of December 31, 2020, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $199 million, which is expected to be recognized over a weighted-average period of 2.3 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2018	2,157	$69.36
Granted	510	66.04
Forfeited	(96)	74.82
Paid out	(432)	51.01
Outstanding as of December 31, 2019	2,139	71.82
Granted	811	62.58
Forfeited	(23)	94.91
Paid out	(410)	73.10
Outstanding as of December 31, 2020	2,517	68.42
The total fair value of performance awards vested for the years ended December 31, 2020, 2019 and 2018, based on the weighted average grant date fair value in each respective year, was $30 million, $22 million and $32 million, respectively. As of December 31, 2020, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $26 million, which is expected to be recognized over a weighted-average period of 1.6 years.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19.     Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $25 million, $8 million and $11 million in 2020, 2019 and 2018, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.53 billion, $69 million and $4 million, respectively, as of December 31, 2020 and $1.37 billion, $88 million and $10 million, respectively, as of December 31, 2019. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were underfunded by $15 million and overfunded by $10 million as of December 31, 2020 and 2019, respectively. The non-qualified supplemental retirement plans were underfunded by $69 million and $88 million as of December 31, 2020 and 2019, respectively. The other post-retirement benefit plans were underfunded by $4 million and $10 million as of
December 31, 2020 and 2019, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $168 million, $167 million and $170 million in 2020, 2019 and 2018, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Upon adoption of Topic 842 on January 1, 2019, we recognized right-of-use assets of approximately $0.91 billion and lease liabilities of approximately $1.06 billion.
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2020, 2019 and 2018 was $858 million, $842 million and $599 million, respectively. We recorded a repositioning charge of $51 million in occupancy expenses in 2020, consisting of a $46 million impairment of right-of-use assets and consisting of $5 million for one-time repairs.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2020 and 2019, an aggregate net book value of $55 million and $78 million, respectively, for the finance lease related to our One Lincoln Street Boston headquarters was recorded in premises and equipment, with the related liability of $103 million and $136 million, respectively, recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. As of December 31, 2020, accumulated amortization of the finance lease right-of-use asset was $75 million. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2020 and 2019, interest expense related to the finance lease obligation reflected in NII was $9 million and $11 million, respectively.
As of December 31, 2020, an aggregate net book value of $720 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $891 million recorded in
State Street Corporation | 178

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2020, we have additional operating leases, primarily for office space, that have not yet commenced of approximately $462 million of undiscounted future minimum lease payments. These leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 10 to 15 years. The majority of these future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2020:

	Years Ended December 31,
(In millions)	2020	2019
Finance lease:
Amortization of right-of-use assets	$20	$21
Interest on lease liabilities	9	11
Total finance lease expense	29	32
Sublease income	(11)	(9)
Net finance lease expense	18	23
Operating lease:
Operating lease expense	169	179
Sublease income	(16)	(6)
Net operating lease expense	153	173
Net lease expense	$171	$196

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9	$11
Operating cash flows from operating leases	192	201
Financing cash flows from finance leases	33	54
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$38	$120
Finance leases	—	—
The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2020:

(In millions)	Operating Leases	Finance Leases	Total
2021	$186	$41	$227
2022	167	41	208
2023	147	31	178
2024	112	—	112
2025	93	—	93
Thereafter	275	—	275
Total future minimum lease payments	980	113	1,093
Less imputed interest	(89)	(10)	(99)
Total	$891	$103	$994
The following table presents details related to remaining lease terms and discount rate as of December 31, 2020:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Finance leases	2.7	3.8
Operating leases	7.1	7.6
Weighted-average discount rate:
Finance leases	7%	7%
Operating leases	3%	3%
Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2020	2019	2018
Professional services	$364	$321	$357
Sales advertising public relations	77	114	115
Regulatory fees and assessments	61	73	91
Securities processing	41	75	52
Donations	20	51	12
Bank operations	18	43	70
Insurance	14	19	18
Other	370	566	461
Total other expenses	$965	$1,262	$1,176
Acquisition Costs
We recorded approximately $54 million of acquisition costs in 2020 compared to $79 million in 2019 and $31 million in 2018, related to our acquisition of CRD.
State Street Corporation | 179

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring and Repositioning Charges
Repositioning Charges
In 2020, we recorded $133 million of repositioning charges, including $82 million of compensation and employee benefits and $51 million of occupancy expenses, to further drive automation of processes and organizational simplification enabling workforce rationalization and to reduce our real estate footprint by approximately 13% of our total square footage.
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
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2017	$166	$32	$3	$201
Accruals for Beacon	(7)	—	—	(7)
Accruals for Repositioning Charges	259	41	—	300
Payments and Other Adjustments	(115)	(36)	(2)	(153)
Accrual Balance at December 31, 2018	303	37	1	341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	190	7	1	198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	$190	$6	$—	$196
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
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2020	2019	2018
Current:
Federal	$241	$157	$122
State	122	86	148
Non-U.S.	310	357	374
Total current expense	673	600	644
Deferred:
Federal	(168)	(6)	(128)
State	5	33	(22)
Non-U.S.	(31)	(157)	14
Total deferred expense (benefit)	(194)	(130)	(136)
Total income tax expense (benefit)	$479	$470	$508
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	3.8	3.4	3.1
Tax-exempt income	(1.3)	(1.5)	(2.0)
Business tax credits(1)	(5.1)	(5.4)	(4.1)
Foreign tax differential	(0.8)	(0.1)	(0.6)
Foreign legal entity restructuring	—	(4.3)	—
Foreign tax credit (benefits)/ limitations	(0.9)	2.2	0.2
Deferred tax revaluation	—	—	(1.0)
Litigation expense	—	1.6	0.3
Other, net	(0.2)	0.4	(0.6)
Effective tax rate	16.5%	17.3%	16.3%

(1) Business tax credits include low-income housing, production and investment tax credits.
As of December 31, 2018, the accounting for income tax effects of the TCJA was completed and the 2018 income tax expense included an additional deferred tax benefit of approximately $32 million.
Beginning in 2018, the TCJA subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to recognize our tax on GILTI as a period expense in the period the tax is incurred. As such, we have included an estimate of this liability in our estimated annual effective tax rate. This adjustment increased our effective tax rate by
State Street Corporation | 180

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
0.2%, 0.3% and 0.2% in 2020, 2019 and 2018, respectively, which is reflected in the prior reconciliation table under "Foreign Tax Credit (Benefits)/Limitations".
Undistributed indefinitely reinvested earnings of certain foreign subsidiaries amounted to approximately $5.8 billion at December 31, 2020. As a result, no provision has been recorded for state and local or foreign withholding income taxes. If a distribution were to occur, we would be subject to state, local and to foreign withholding tax. It is expected that any distribution will be exempt from federal income tax. Although the foreign withholding tax is generally creditable against U.S. federal income tax, certain credit utilization limitations may result in a net cost.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2020	2019
Deferred tax assets:
Other amortizable assets	$385	$394
Tax credit carryforwards	564	387
Lease obligations	243	254
Deferred compensation	110	120
Restructuring charges and other reserves	129	104
NOL and other carryforwards	101	73
Pension plan	56	66
Foreign currency translation	3	57
Total deferred tax assets	1,591	1,455
Valuation allowance for deferred tax assets	(295)	(330)
Deferred tax assets, net of valuation allowance	$1,296	$1,125
Deferred tax liabilities:
Fixed and intangible assets	$765	$763
Investment basis differences	269	258
Right-of-use Assets	187	223
Unrealized gains on investment securities, net	321	86
Other	51	32
Total deferred tax liabilities	$1,593	$1,362
The table below summarizes the deferred tax assets and related valuation allowances recognized as of December 31, 2020:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$385	$(233)	__
Tax credits	564	—	2038-2040
NOLs - Non-U.S.	65	(40)	2026-2031, None
Other carryforwards	19	(5)	None
NOLs - State	17	(17)	2021-2040
Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. Management has determined that a valuation allowance is not required for the remaining deferred tax assets because it is more likely than not that there will be sufficient taxable income of the appropriate nature within the carryforward periods to realize these assets.
At December 31, 2020, 2019 and 2018, the gross unrecognized tax benefits, excluding interest, were $308 million, $149 million and $108 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $294 million, $140 million and $100 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2020	2019	2018
Beginning balance	$149	$108	$94
Decrease related to agreements with tax authorities	—	(17)	(40)
Increase related to tax positions taken during current year	47	13	12
Increase related to tax positions taken during prior years	137	49	44
Decreases related to a lapse of the applicable statute of limitations	(25)	(4)	(2)
Ending balance	$308	$149	$108
It is reasonably possible that of the $308 million of unrecognized tax benefits as of December 31, 2020, up to $104 million could decrease within the next 12 months due to the resolution of various audits. Management believes that we have sufficient accrued liabilities as of December 31, 2020 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $6 million, $5 million and $1 million in 2020, 2019 and 2018, respectively. Total accrued interest and penalties were approximately $14 million, $10 million and $8 million as of December 31, 2020, 2019 and 2018, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Net income	$2,420	$2,242	$2,593
Less:
Preferred stock dividends	(162)	(232)	(188)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)	(1)
Net income available to common shareholders	$2,257	$2,009	$2,404
Average common shares outstanding (In thousands):
Basic average common shares	352,865	369,911	371,983
Effect of dilutive securities: equity-based awards	4,241	3,755	4,493
Diluted average common shares	357,106	373,666	376,476
Anti-dilutive securities(2)	1,066	2,052	1,011
Earnings per common share:
Basic	$6.40	$5.43	$6.46
Diluted(3)	6.32	5.38	6.39

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
Investment Servicing, through State Street Institutional Services, State Street Global Markets, State Street Global Exchange and CRD, provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in October 2018. The Charles River Investment Management solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, advanced data aggregation, analytics and compliance tools, and integration with other industry platforms and providers.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. While management fees are primarily determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including the benchmarks specified in the respective management agreements related to performance fees.
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
The following is a summary of our line of business results "Other" column for the periods indicated.

	Years Ended December 31,
	Other
(Dollars in millions)	2020	2019	2018
Net repositioning charges	$133	$110	$300
Net acquisition and restructuring costs	50	77	24
Accrual release	(9)	—	—
Legal and related expenses	—	172	50
Business exit costs	—	—	24
Total	$174	$359	$398
The following is a summary of our line of business results for the periods indicated. The amounts in the “Other” columns were not allocated to our business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines of business in 2020.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Servicing fees	$5,167	$5,074	$5,429	$—	$—	$—	$—	$—	$(8)	$5,167	$5,074	$5,421
Management fees	—	—	—	1,880	1,824	1,899	—	—	—	1,880	1,824	1,899
Foreign exchange trading services	1,299	974	1,071	64	84	82	—	—	—	1,363	1,058	1,153
Securities finance	342	462	543	14	9	—	—	—	—	356	471	543
Software and processing fees(1)(2)	706	691	443	27	29	(5)	—	—	—	733	720	438
Total fee revenue(1)	7,514	7,201	7,486	1,985	1,946	1,976	—	—	(8)	9,499	9,147	9,454
Net interest income	2,211	2,590	2,691	(11)	(24)	(20)	—	—	—	2,200	2,566	2,671
Total other income	4	43	6	—	—	—	—	—	—	4	43	6
Total revenue(1)	9,729	9,834	10,183	1,974	1,922	1,956	—	—	(8)	11,703	11,756	12,131
Provision for credit losses	88	10	15	—	—	—	—	—	—	88	10	15
Total expenses(1)	7,071	7,140	7,081	1,471	1,535	1,544	174	359	390	8,716	9,034	9,015
Income before income tax expense	$2,570	$2,684	$3,087	$503	$387	$412	$(174)	$(359)	$(398)	$2,899	$2,712	$3,101
Pre-tax margin	26%	27%	30%	25%	20%	21%				25%	23%	26%

Average assets (in billions)	$266.4	$220.3	$220.2	$2.9	$3.0	$3.2				$269.3	$223.3	$223.4

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
Investment Servicing
Revenue from contracts with customers related to servicing fees is recognized over time as our customers benefit from the custody, administration, accounting, transfer agency and other related asset services as they are performed. At contract inception, no revenue is estimated as the fees are dependent on assets under custody and/or administration and/or actual transactions which are susceptible to market factors outside of our control. Therefore, revenue is recognized using a time-based output method as the customers benefit from the services over time and as the assets under custody or transactions are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as sub-custodians, are generally recognized gross as we control those services and are deemed to be a principal in such arrangements.
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
Revenue related to the front office solutions provided by CRD is primarily driven by the sale of licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Revenue for a sale of software to be installed on premise is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a SaaS related arrangement is recognized over time as services are provided.
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

	Year Ended December 31, 2020
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$5,167	$—	$5,167	$—	$—	$—	$—	$—	$—	$5,167
Management fees	—	—	—	1,880	—	1,880	—	—	—	1,880
Foreign exchange trading services	377	922	1,299	64	—	64	—	—	—	1,363
Securities finance	212	130	342	—	14	14	—	—	—	356
Software and processing fees	487	219	706	—	27	27	—	—	—	733
Total fee revenue	6,243	1,271	7,514	1,944	41	1,985	—	—	—	9,499
Net interest income	—	2,211	2,211	—	(11)	(11)	—	—	—	2,200
Total other income	—	4	4	—	—	—	—	—	—	4
Total revenue	$6,243	$3,486	$9,729	$1,944	$30	$1,974	$—	$—	$—	$11,703

	Year Ended December 31, 2019
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$5,074	$—	$5,074	$—	$—	$—	$—	$—	$—	$5,074
Management fees	—	—	—	1,824	—	1,824	—	—	—	1,824
Foreign exchange trading services	346	628	974	84	—	84	—	—	—	1,058
Securities finance	259	203	462	—	9	9	—	—	—	471
Software and processing fees	456	235	691	—	29	29	—	—	—	720
Total fee revenue	6,135	1,066	7,201	1,908	38	1,946	—	—	—	9,147
Net interest income	—	2,590	2,590	—	(24)	(24)	—	—	—	2,566
Total other income	—	43	43	—	—	—	—	—	—	43
Total revenue	$6,135	$3,699	$9,834	$1,908	$14	$1,922	$—	$—	$—	$11,756

	Year Ended December 31, 2018
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2018
Servicing fees	$5,429	$—	$5,429	$—	$—	$—	$(8)	$—	$(8)	$5,421
Management fees	—	—	—	1,899	—	1,899	—	—	—	1,899
Foreign exchange trading services	361	710	1,071	82	—	82	—	—	—	1,153
Securities finance	308	235	543	—	—	—	—	—	—	543
Software and processing fees	209	234	443	—	(5)	(5)	—	—	—	438
Total fee revenue	6,307	1,179	7,486	1,981	(5)	1,976	(8)	—	(8)	9,454
Net interest income	—	2,691	2,691	—	(20)	(20)	—	—	—	2,671
Total other income	—	6	6	—	—	—	—	—	—	6
Total revenue	$6,307	$3,876	$10,183	$1,981	$(25)	$1,956	$(8)	$—	$(8)	$12,131
Contract balances and contract costs
As of December 31, 2020 and December 31, 2019, net receivables of $2.68 billion and $2.77 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2020			2019			2018
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,252	$6,451	$11,703	$5,230	$6,526	$11,756	$5,190	$6,941	$12,131
Income before income tax expense	1,146	1,753	2,899	1,248	1,464	2,712	1,294	1,807	3,101

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $111.30 billion and $83.28 billion as of December 31, 2020 and 2019, respectively.
Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2020	2019	2018
Cash dividends from consolidated banking subsidiary	$2,721	$3,300	$785
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	118	285	41
Other, net	92	149	58
Total revenue	2,931	3,734	884
Interest expense	324	415	381
Other expenses	172	108	162
Total expenses	496	523	543
Income tax (benefit)	(109)	(91)	(127)
Income before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	2,544	3,302	468
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	(277)	(1,070)	1,944
Consolidated non-banking subsidiaries and unconsolidated entities	153	10	181
Net income	$2,420	$2,242	$2,593

State Street Corporation | 186

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Condition - Parent Company

	As of December 31,
(In millions)	2020	2019
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$492	$428
Trading account assets	412	393
Investment securities available-for-sale	100	250
Investments in subsidiaries:
Consolidated banking subsidiary	26,204	25,451
Consolidated non-banking subsidiaries	8,807	7,240
Unconsolidated entities	124	117
Notes and other receivables from:
Consolidated banking subsidiary	81	—
Consolidated non-banking subsidiaries and unconsolidated entities	3,885	3,361
Other assets	277	270
Total assets	$40,382	$37,510
Liabilities:
Accrued expenses and other liabilities	$557	$696
Long-term debt	13,625	12,383
Total liabilities	14,182	13,079
Shareholders’ equity	26,200	24,431
Total liabilities and shareholders’ equity	$40,382	$37,510
Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$3,513	$2,684	$2,250
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	(64)	58	46
Proceeds from sales and maturities of available-for-sale securities	1,000	900	—
Purchases of available-for-sale securities	(849)	(921)	(224)
Investments in consolidated banking and non-banking subsidiaries	(7,406)	(6,165)	(4,883)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	4,999	5,345	2,472
Net cash (used in) provided by investing activities	(2,320)	(783)	(2,589)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	2,489	1,495	996
Payments for long-term debt	(1,700)	(50)	(1,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	495
Proceeds from issuance of common stock, net of issuance costs	—	—	1,150
Payments for redemption of preferred stock	(500)	(750)	—
Repurchases of common stock	(515)	(1,585)	(350)
Repurchases of common stock for employee tax withholding	(78)	(81)	(124)
Payments for cash dividends	(889)	(930)	(828)
Net cash provided (used in) financing activities	(1,193)	(1,901)	339
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
Note 28.    Subsequent Events
On January 14, 2021, we announced that we will redeem on March 15, 2021 an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends. A cash dividend of $953.38 per share of Series F Preferred Stock (or approximately $9.5338 per depositary share) has been declared for the period from December 15, 2020 up to but not including March 15, 2021 (the “March Dividend”). The March Dividend will be paid separately to the holders of record of the Series F Preferred Stock as of March 1, 2021 in the customary manner. Accordingly, there will not be any declared and unpaid dividends included in the redemption price.
State Street Corporation | 187

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2020			2019			2018
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$30,866	$101	.33%	$16,815	$360	2.14%	$18,081	$345	1.91%
Interest-bearing deposits with non-U.S. banks	45,722	(25)	(.06)	31,685	56	.18	36,247	42	.12
Securities purchased under resale agreements	3,452	126	3.64	2,506	364	14.54	2,901	335	11.55
Trading account assets	878	—	—	884	1	.11	1,051	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	60,816	1,174	1.93	56,639	1,443	2.55	48,449	1,178	2.43
State and political subdivisions(1)	1,717	51	2.95	1,869	62	3.31	5,481	189	3.45
Other investments	38,459	366	.95	33,260	504	1.51	34,140	560	1.64
Investment securities held-to-maturity purchased under money market liquidity facility	8,183	117	1.43	—	—	—	—	—	—
Loans	27,525	627	2.28	24,073	775	3.22	23,147	687	2.97
Lease financing(1)	—	—	—	—	—	—	426	11	2.53
Other interest-earning assets	11,256	55	.49	14,160	395	2.79	15,714	372	2.37
Total interest-earning assets(1)	228,874	2,592	1.13	181,891	3,960	2.18	185,637	3,719	2.00
Cash and due from banks	3,849			3,390			3,178
Other assets	36,611			38,053			34,570
Total assets	$269,334			$223,334			$223,385

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$7,114	$23	.32%	$20,443	$222	1.08%	$17,081	$121	.71%
Savings	80,330	91	.11	47,104	317	.67	37,872	135	.36
Non-U.S.	68,806	(231)	(.34)	61,301	124	.20	70,623	107	.15
Total interest-bearing deposits	156,250	(117)	(.07)	128,848	663	.51	125,576	363	.29
Securities sold under repurchase agreements	2,615	4	.14	1,616	31	1.90	2,048	13	.62
Short-term borrowings under money market liquidity facility	8,207	101	1.22	—	—	—	—	—	—
Other short-term borrowings	2,226	18	.78	1,524	21	1.37	1,327	17	1.28
Long-term debt	14,371	312	2.17	11,474	414	3.61	10,686	389	3.64
Other interest-bearing liabilities	3,176	57	1.82	4,103	246	6.00	4,956	209	4.20
Total interest-bearing liabilities	186,845	375	.20	147,565	1,375	.93	144,593	991	.68
Non-interest-bearing deposits:
Special time	7,196			15,338			19,187
Demand	29,187			13,552			16,260
Non-U.S.(2)	592			524			385
Other liabilities	20,464			21,299			19,804
Shareholders’ equity	25,050			25,056			23,156
Total liabilities and shareholders’ equity	$269,334			$223,334			$223,385
Net interest income, fully taxable-equivalent basis		$2,217			$2,585			$2,728
Excess of rate earned over rate paid			.93%			1.25%			1.32%
Net interest margin(3)			.97			1.42			1.47

(1) Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 21% for periods ending in 2018, 2019 and 2020, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $17 million, $19 million and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).
(2) Non-U.S. non-interest-bearing deposits were $784 million, $820 million and $1,165 million as of December 31, 2020, 2019 and 2018, respectively.
(3) NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.
State Street Corporation | 188

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

Years Ended December 31,	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$301	$(560)	$(259)	$(24)	$39	$15
Interest-bearing deposits with non-U.S. banks	25	(106)	(81)	(5)	19	14
Securities purchased under resale agreements	138	(376)	(238)	(46)	75	29
Trading account assets	—	(1)	(1)	—	1	1
Investment securities:
U.S. Treasury and federal agencies	107	(376)	(269)	199	66	265
State and political subdivisions	(5)	(6)	(11)	(125)	(2)	(127)
Other investments	79	(217)	(138)	(14)	(42)	(56)
Investment securities held-to-maturity purchased under money market liquidity facility	—	117	117	—	—	—
Loans	111	(259)	(148)	27	61	88
Lease financing	—	—	—	(11)	—	(11)
Other interest-earning assets	(81)	(259)	(340)	(37)	60	23
Total interest-earning assets	675	(2,043)	(1,368)	(36)	277	241
Interest expense related to:
Deposits:
Time	(144)	(55)	(199)	24	77	101
Savings	224	(450)	(226)	33	149	182
Non-U.S.	15	(370)	(355)	(14)	31	17
Securities sold under repurchase agreements	19	(46)	(27)	(3)	21	18
Short-term borrowings under money market liquidity facility	—	101	101	—	—	—
Other short-term borrowings	10	(13)	(3)	3	1	4
Long-term debt	105	(207)	(102)	29	(4)	25
Other interest-bearing liabilities	(56)	(133)	(189)	(36)	73	37
Total interest-bearing liabilities	173	(1,173)	(1,000)	36	348	384
Net interest income	$502	$(870)	$(368)	$(72)	$(71)	$(143)

Quarterly Summarized Financial Information (Unaudited)

(Dollars in millions, except per share amounts; shares in thousands)	4Q20	3Q20	2Q20	1Q20	4Q19	3Q19	2Q19	1Q19
Total fee revenue	$2,416	$2,306	$2,378	$2,399	$2,368	$2,259	$2,260	$2,260
Interest income	513	520	674	868	906	1,001	1,007	1,027
Interest expense	14	42	115	204	270	357	394	354
Net interest income	499	478	559	664	636	644	613	673
Total other income	2	—	—	2	44	—	—	(1)
Total revenue	2,917	2,784	2,937	3,065	3,048	2,903	2,873	2,932
Provision for credit losses	—	—	52	36	3	2	1	4
Total expenses	2,276	2,103	2,082	2,255	2,407	2,180	2,154	2,293
Income before income tax expense	641	681	803	774	638	721	718	635
Income tax expense (benefit)	104	126	109	140	74	138	131	127
Net income	$537	$555	$694	$634	$564	$583	$587	$508
Net income available to common shareholders	$498	$517	$662	$580	$492	$528	$537	$452
Earnings per common share(1):
Basic	$1.41	$1.47	$1.88	$1.64	$1.36	$1.44	$1.44	$1.20
Diluted	1.39	1.45	1.86	1.62	1.35	1.42	1.42	1.18
Average common shares outstanding:
Basic	352,974	352,586	352,157	353,746	361,439	366,732	373,773	377,915
Diluted	357,719	357,168	356,413	357,993	365,851	370,595	377,577	381,703
Dividends per common share	$.52	$.52	$.52	$.52	$.52	$.52	$.47	$.47

(1) Basic and diluted earnings per common share for full-year 2020 and basic earnings per common share for full-year 2019 do not equal the sum of the four quarters for the year.

State Street Corporation | 189

ACRONYMS

ABS	Asset-backed securities	LCR(1)	Liquidity coverage ratio
AFS	Available-for-sale	LIHTC	Low income housing tax credits
AML	Anti-money laundering	LDA model	Loss distribution approach model
AOCI	Accumulated other comprehensive income (loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LTD	Long-term debt
AUC/A	Assets under custody and/or administration	MBS	Mortgage-backed securities
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCC	Business Conduct Committee	MRC	Model Risk Committee
bps	Basis points	MRM	Model Risk Management
CAP	Capital adequacy process	MVG	Model Validation Group
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CECL	Current Expected Credit Loss	NIM	Net interest margin
CRD	Charles River Development	NOL	Net Operating Loss
CET1(1)	Common equity tier 1	NSFR(1)	Net stable funding ratio
CFTC	Commodity Futures Trading Commission	ORM	Operational risk management
CIS	Corporate Information Security	OTC	Over-the-counter
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTTI	Other-than-temporary-impairment
CRO	Chief Risk Officer	PCA	Prompt corrective action
CRPC	Credit Risk & Policy Committee	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	PD(1)	Probability-of-default
DOJ	Department of Justice	P&L	Profit-and-loss
DOL	Department of Labor	RC	Risk Committee
E&A Committee	Examining and Audit Committee	RWA(1)	Risk-weighted asset
ECB	European Central Bank	SCB	Stress Capital Buffer
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SEC	Securities and Exchange Commission
EMEA	Europe, Middle East, and Africa	SIFI	Systemically important financial institutions
EPS	Earnings per share	SLB	Stress Leverage Buffer
ERM	Enterprise Risk Management	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SPDR	Spider; Standard and Poor's depository receipt
EVE	Economic value of equity	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TCJA	Tax Cuts and Jobs Act
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FTE	Fully taxable-equivalent	TMRC	Trading and Markets Risk Committee
FSOC	Financial Stability Oversight Council	TOPS	Technology and Operations Committee
FX	Foreign exchange	TORC	Technology and Operational Risk Committee
GAAP	Generally accepted accounting principles	UCITS	Undertakings for Collective Investments in Transferable Securities
GCR	Global credit review	UOM	Unit of measure
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA(1)	High-quality liquid assets	VIE	Variable interest entity
HRC	Human Resources Committee	WD	Withdrawn
HTM	Held-to-maturity
IDI	Insured Depository Institution

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 190

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

State Street Corporation | 191

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2020, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2020.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2020, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 192

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
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2020, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 193

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2020 consolidated financial statements of the Corporation and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
February 19, 2021

State Street Corporation | 194

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2021, referred to as the 2021 Proxy Statement, under the caption "Election of Directors." Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2021 Proxy Statement under the caption "Delinquent Section 16(a) Reports." Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2021 Proxy Statement under the caption "Corporate Governance at State Street." Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11. EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2021 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation." Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2020. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	8,203	(2)	$—	19,163
Equity compensation plans not approved by shareholders	18	(3)	—	—
Total	8,221		—	19,163

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 5,686 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,517 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
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
State Street Corporation | 195

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
Stock awards totaling 209,937 shares of common stock were outstanding as of December 31, 2020; awards made through June 30, 2003, totaling 18,324 shares outstanding as of December 31, 2020, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997, 2006 or 2017 Equity Incentive Plan, which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2021 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2021 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2020, 2019 and 2018
Consolidated Statement of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018
Consolidated Statement of Condition - As of December 31, 2020 and 2019
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2020, 2019 and
2018
Consolidated Statement of Cash Flows - Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

State Street Corporation | 196

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

4.3
Deposit Agreement dated May 21, 2015, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-7511) dated May 21, 2015 filed with the SEC on May 21, 2015 and incorporated herein by reference)

4.4
Deposit Agreement dated April 11, 2016, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-7511) dated April 11, 2016 filed with the SEC on April 11, 2016 and incorporated herein by reference)

4.5
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

10.2†	State Street's Executive Supplemental Retirement Plan, as amended and restated, and First, Second and Third Amendments thereto

10.3†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.4†
State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 and filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.5†
State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

State Street Corporation | 197

10.6†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended (filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.7†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.8†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2021, as amended (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2020 filed with the SEC on July 27, 2020 and incorporated herein by reference)

10.9
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.10†	Description of compensation arrangements for non-employee directors

10.11†
State Street’s Executive Compensation Trust Agreement dated June 1, 2002 (Rabbi Trust), as amended (filed as Exhibit 10.22 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.12A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.13†
Form of employment agreement for executive officers in the United States and Hong Kong (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.14†
Employment Letter Agreements entered into with Andrew Erickson dated August 21, 2012, November 19, 2012, and May 25, 2016 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2018 filed with the SEC on May 3, 2018 and incorporated herein by reference)

State Street Corporation | 198

10.15†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.16†
Employment Letter Agreement entered into with Francisco Aristeguieta dated March 11, 2019 (filed as Exhibit 10.4 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.17†
Confidentiality, Intellectual Property and Restrictive Covenant Protective Agreement entered into with Francisco Aristeguieta dated July 15, 2019 (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.18†
State Street Corporation Incentive Compensation Program, Effective January 1, 2019 (filed as Exhibit 10.24 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

10.19†
State Street Corporation Cash Award Plan, Effective January 1, 2019 (filed as Exhibit 10.25 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2020, 2019 and 2018, (ii) consolidated statement of comprehensive income for the years ended December 31, 2020, 2019 and 2018, (iii) consolidated statement of condition as of December 31, 2020 and December 31, 2019, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2020, 2019 and 2018, (v) consolidated statement of cash flows for the years ended December 31, 2020, 2019 and 2018, and (vi) notes to consolidated financial statements.

State Street Corporation | 199

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 19, 2021, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Executive Vice President and Chief Financial Officer

By	/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2021 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O'HANLEY	/s/ ERIC W. ABOAF
RONALD P. O'HANLEY,	ERIC W. ABOAF,
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer

DIRECTORS:

/s/ MARIE A. CHANDOHA	/s/ RONALD P. O'HANLEY
MARIE A. CHANDOHA	RONALD P. O'HANLEY

/s/ PATRICK de SAINT-AIGNAN	/s/ SARA MATHEW
PATRICK de SAINT-AIGNAN	SARA MATHEW

/s/ LYNN A. DUGLE	/s/ WILLIAM L. MEANEY
LYNN A. DUGLE	WILLIAM L. MEANEY

/s/ AMELIA C. FAWCETT	/s/ SEAN O'SULLIVAN
AMELIA C. FAWCETT	SEAN O'SULLIVAN

/s/ WILLIAM C. FREDA	/s/ RICHARD P. SERGEL
WILLIAM C. FREDA	RICHARD P. SERGEL

/s/ GREGORY L. SUMME
GREGORY L. SUMME

State Street Corporation | 200