Form 10-Q
period 2021-03-31
STATE STREET CORP
filed 2021-04-23
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 21, 2021 was 347,768,272.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2021

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $40.26 trillion of AUC/A and $3.59 trillion of AUM as of March 31, 2021.
As of March 31, 2021, we had consolidated total assets of $316.89 billion, consolidated total deposits of $244.89 billion, consolidated total shareholders' equity of $25.01 billion and 39,318 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the SEC (2020 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2020 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
•contingencies; and
•allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 123 to 125, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K and Significant Accounting Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. We did not change these significant accounting policies in the first three months of 2021.
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
•Our development and completion of new products and services, including State Street Alpha, and our enhancement of the capabilities of our existing products and services in light of changed client needs and competitive pressures, may involve costs and dependencies and expose us to increased risk;
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure;
•The COVID-19 pandemic continues to create and exacerbate significant risks and uncertainties for our business;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of our acquisitions, pose risks for our business; and
•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
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
•We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, the outcome of which could materially adversely affect our results of operations or harm our business or reputation;
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
•Attacks or unauthorized access to our information technology systems or facilities, or those of the third parties with which we do business, or disruptions to our or their continuous operations, could result in significant costs, reputational damage and limits on our business activities;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at www.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020	% Change
Total fee revenue	$2,483	$2,399	4%
Net interest income	467	664	(30)
Total other income	—	2	nm
Total revenue	2,950	3,065	(4)
Provision for credit losses	(9)	36	(125)
Total expenses	2,332	2,255	3
Income before income tax expense	627	774	(19)
Income tax expense	108	140	(23)
Net income	$519	$634	(18)
Adjustments to net income:
Dividends on preferred stock(1)	$(30)	$(53)	(43)
Earnings allocated to participating securities(2)	—	(1)	nm
Net income available to common shareholders	$489	$580	(16)
Earnings per common share:
Basic	$1.39	$1.64	(15)
Diluted	1.37	1.62	(15)
Average common shares outstanding (in thousands):
Basic	350,743	353,746	(1)
Diluted	355,690	357,993	(1)
Cash dividends declared per common share	$.52	$.52	—
Return on average common equity	8.4%	10.9%	(250) bps
Pre-tax margin	21.3	25.3	(400)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2021 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the first quarter of 2021 compared to the same period in 2020, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2020 period to the relevant 2021 period results.
Financial Results and Highlights
•First quarter of 2021 financial performance:
◦Total fee revenue was up 4% in the first quarter of 2021, compared to the same period in 2020, including 2% due to currency translation.
◦Servicing fee revenues were up 7% in the first quarter of 2021, compared to the same period in 2020, including 3% due to currency translation. Management fee revenues were up 6% in the first quarter of 2021, compared to the same period in 2020, including 2% due to currency translation.
◦EPS of $1.37 in the first quarter of 2021 decreased 15% compared to $1.62 in the same period in 2020, driven by lower net interest income and higher expenses.
◦In the first quarter of 2021, return on equity of 8.4% decreased from 10.9% in the same period in 2020, primarily due to a decrease in net income available to common shareholders. Pre-tax margin of 21.3% in the first quarter of 2021 decreased from 25.3% in the same period in 2020, primarily due to a decrease in total revenue and an increase in total expenses.
◦Operating leverage was (7.2)% points in the first quarter of 2021. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses,
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
in each case relative to the prior year period.
•During the first quarter of 2021, our business and financial results continued to reflect effects of the COVID-19 pandemic:
◦Approximately 80% of our employees globally continue to work remotely as of March 31, 2021.
◦The Federal Reserve Board announced in March 2021 that it will maintain the restrictions on capital distributions of bank holding companies until June 2021.
◦We continued to experience high levels of client deposits in the first quarter of 2021 amidst the Federal Reserve's expansionary monetary policy.
Revenue
•Total revenue decreased 4% in the first quarter of 2021 compared to the same period in 2020, including 2% due to currency translation, as the increase in total fee revenue was offset by a decline in NII. Total fee revenue increased 4% in the first quarter of 2021 compared to the same period in 2020, primarily driven by increases in servicing fees, management fees, securities finance and software and processing fees, partially offset by lower foreign exchange trading services revenue.
•Servicing fee revenue increased 7% in the first quarter of 2021 compared to the same period in 2020, primarily due to higher average equity market levels, partially offset by normal pricing headwinds. Currency translation increased servicing fees by 3% in the first quarter of 2021, relative to the same period in 2020.
•Management fee revenue increased 6% in the first quarter of 2021, compared to the same period in 2020, primarily due to higher average equity market levels and net inflows from ETFs and cash, partially offset by an idiosyncratic institutional client asset reallocation from higher fee products as a result of a change in their investment strategy and higher money market fee waivers. Currency translation increased management fees by 2% in the first quarter of 2021, relative to the same period in 2020.
•Foreign exchange trading services decreased 22% in the first quarter of 2021 compared to the same period in 2020, primarily due to lower FX volatility as compared to the levels seen at the beginning of the COVID-19 pandemic in the first quarter of 2020, partially offset by higher client FX volumes.
•Securities finance revenue increased 8% in the first quarter of 2021 compared to the same period in 2020, reflecting higher agency lending and enhanced custody balances.
•Software and processing fees revenue increased 55% in the first quarter of 2021 compared to the same period in 2020, primarily driven by higher market-related adjustments.
•NII decreased 30% in the first quarter of 2021 compared to the same period in 2020, primarily due to lower global interest rates and the absence of episodic market-related benefits in the first quarter of 2020, partially offset by higher deposits reflecting the impact of the Federal Reserve’s expansionary monetary policy, and growth in the investment portfolio.
Provision for Credit Losses
•The provision for credit losses was a $9 million reserve release in the first quarter of 2021, compared to an expense of $36 million in the same period in 2020, which reflects a shift in management’s economic outlook toward economic expansion and limited negative credit migration within our loan portfolio.
Expenses
•Total expenses increased 3% in the first quarter of 2021 compared to the same period in 2020, primarily reflecting higher notable items. Currency translation increased expenses by 2% in the first quarter of 2021, relative to the same period in 2020.
•The impact of notable items in the first quarter of 2021 includes:
◦legal and other expenses of approximately $29 million, including $20 million in information systems and communications, $8 million in transaction processing services and $1 million in other expenses.
◦acquisition and restructuring costs of approximately $10 million, primarily related to CRD; and
◦costs of $5 million due to the partial redemption of outstanding Series F non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•The impact of notable items in the first quarter of 2020 includes:
◦acquisition and restructuring costs of approximately $11 million, primarily related to CRD; and
◦costs of $9 million due to the redemption of all outstanding Series C non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
AUC/A and AUM
•AUC/A of $40.26 trillion increased 26% as of March 31, 2021 compared to March 31, 2020, primarily due to higher period-end market levels, net new business growth and client flows. In the first quarter of 2021, newly announced asset servicing mandates totaled approximately $343 billion. Servicing assets remaining to be installed in future periods totaled approximately $463 billion as of March 31, 2021, of which approximately one-third is attributed to State Street Alpha.
•AUM of $3.59 trillion increased 34% as of March 31, 2021 compared to March 31, 2020, primarily due to higher period-end market levels and net inflows from ETFs and cash, partially offset by institutional net outflows.
Capital
•In the first quarter of 2021, we returned a total of approximately $659 million to our shareholders in the form of common stock dividends and share repurchases.
◦We declared common stock dividends of $0.52 per share, totaling $182 million in the first quarter of 2021, compared to $0.52 per share, totaling $183 million in the first quarter of 2020.
◦In the first quarter of 2021, we acquired 6.2 million shares of common stock, under a share repurchase program approved by our Board in January 2021, at an average per share cost of $76.21 and an aggregate cost of approximately $475 million. In the first quarter of 2020, we acquired 6.5 million shares of common stock at an average per share cost of $77.35 and an aggregate cost of approximately $500 million.
▪In April 2021, our Board authorized a share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, in compliance with the limit set by the Federal Reserve.
•Our CET1 capital ratio decreased to 10.8% as of March 31, 2021, compared to 12.3% as of December 31, 2020, primarily due to an episodic increase in risk-weighted assets related to FX trading and overdraft activity, as well as lower capital related to accumulated other comprehensive income and intangible assets. Our Tier 1 leverage ratio decreased to 5.4% as of March 31, 2021 compared to 6.4% as of December 31, 2020, primarily due to an increase in adjusted average assets driven by higher deposits, partially offset by higher retained earnings. As of both March 31, 2021 and December 31, 2020, standardized capital ratios were binding.
Capital Redemptions
•On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
Debt Issuances
•On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031. The offering was structured utilizing an underwriting syndicate substantially made up of Minority-, Women- or Veteran-owned Business Enterprises (MWVBE) as bookrunners and co-managers.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2021 compared to the same period in 2020 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2021	2020
Fee revenue:
Servicing fees	$1,371	$1,287	7%
Management fees(1)	493	464	6
Foreign exchange trading services(1)	346	444	(22)
Securities finance	99	92	8
Software and processing fees	174	112	55
Total fee revenue(2)	2,483	2,399	4
Net interest income:
Interest income	471	868	(46)
Interest expense	4	204	(98)
Net interest income	467	664	(30)
Other income:
Gains (losses) related to investment securities, net	—	2	nm
Other income	—	—	nm
Total other income	—	2	nm
Total revenue	$2,950	$3,065	(4)

(1) Certain fees associated with our GLD ETFs have been reclassified from foreign exchange trading services to management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $15 million in the first quarter of 2020.
(2) The impact of State Street Global Advisors gross money market fund fee waivers on management fee revenue was approximately $15 million in the first quarter of 2021, with an additional approximately $10 million of gross money market fund fee waivers attributable to other fee revenue lines in the same period.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarters of 2021 and 2020. Servicing and management fees collectively made up approximately 75% and 73% of the total fee revenue in the first quarters of 2021 and 2020, respectively.
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
Over the five years ended December 31, 2020, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (1)% to 5% annually. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate, using relevant information as of March 31, 2021 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors constant and using relevant information as of March 31, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller impact on our servicing fee revenues on average and over time.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
S&P 500®	3,866	3,056	27%	3,833	2,921	31%	3,973	2,585	54%
MSCI EAFE®	2,201	1,868	18	2,167	1,788	21	2,208	1,560	42
MSCI® Emerging Markets	1,363	1,030	32	1,328	972	37	1,316	849	55

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2021	2020	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,311	2,295	1%
Barclays Capital Global Aggregate Bond Index®	534	510	5

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2021	2020
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$142.0	$(240.1)
Money Market	176.2	664.8
Exchange-Traded Fund	180.3	22.1
Total Flows	$498.5	$446.8

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$290.1	$(137.6)
Money Market	(52.8)	11.6
Exchange-Traded Fund	61.7	(2.9)
Total Flows	$299.0	$(128.9)

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
(3) The first quarter of 2021 data for North America (US domiciled) includes Morningstar direct actuals for January and February 2021 and Morningstar direct estimates for March 2021.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The first quarter of 2021 data is on a rolling three month basis for December 2020 through February 2021, sourced by Morningstar.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2020, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually. Gross investment servicing mandates were $343 billion in the first quarter of 2021 and $1.3 trillion per year on average over the past five years. Over the five years ended December 31, 2020, gross annual investment servicing mandates ranged from $750 billion to nearly $2.0 trillion.
New business impacting servicing fees can include: custody; product accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the 2 years ended December 31, 2020. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range.
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
In order to offset the typical client attrition and normal pricing headwinds, we estimate that we need at least $1.5 trillion of new AUC/A per year; although, notwithstanding increases in AUC/A, servicing fees remain subject to several factors, including changes in market valuations, client activity and asset flows, the manner in which we price our services, the nature of the assets being serviced and the type of services and the other factors described in Item 1A, "Risk Factors", in our 2020 Form 10-K.
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
The impact of State Street Global Advisors gross money market fund fee waivers on total management fee revenue was approximately $15 million in the first quarter of 2021; however, we anticipate that gross money market fee waivers will
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
be higher in subsequent quarters of 2021. As of March 31, 2021, and assuming short-term spot interest rates and the amount of money market fund assets remain constant, we estimate that the impact of gross money market fee waivers on our management fees would be approximately $35 million per quarter. We believe that a further decline in short-term interest rates, primarily one- and three-month interest rates, to zero would not materially impact this estimate. Alternatively, if short-term interest rates were to rise by approximately 10bps, the impact of gross money market fee waivers on our management fees would be largely mitigated in the subsequent quarterly periods.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of March 31, 2021 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
Net Interest Income
See Table 2: Total Revenue, for the breakout of
interest income and interest expense for the first quarters of 2021 and 2020.
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
NII on a FTE basis decreased in the first quarter of 2021 compared to the same period in 2020, primarily due to lower global interest rates and the absence of episodic market-related benefits in the first quarter of 2020, partially offset by growth in deposits and the investment portfolio.
Investment securities net premium amortization, which is included in interest income, was $169 million in the first quarter of 2021 compared to $108 million in the same period in 2020. The increase is primarily driven by higher MBS premium amortization as a result of lower interest rates and faster prepayments.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
(Dollars in millions)	2021			2020
	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized premiums, net of discounts at period end	$1,008	$602	$1,610	$983	$670	$1,653
Net premium amortization(2)	105	64	169	66	42	108

(1) The investment securities portfolio duration is 3.1 years as of March 31, 2021.
(2) Net of discount accretion on MMLF HTM securities.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the first quarters of 2021 and 2020.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks(2)	$95,235	$(9)	(.04)%	$67,120	$81	.49%
Securities purchased under resale agreements(3)	4,568	10	.88	1,805	65	14.38
Trading account assets	800	—	—	915	—	—
Investment securities:
Investment securities available for sale	59,191	140	.95	54,242	216	1.59
Investment securities held-to-maturity	47,356	183	1.54	41,273	271	2.62
Investment securities held-to-maturity purchased under money market liquidity facility	1,262	4	1.35	2,045	8	1.57
Total Investment securities	107,809	327	1.21	97,560	495	2.19
Loans	28,025	142	2.05	28,468	185	2.62
Other interest-earning assets	18,296	5	.10	10,764	46	1.70
Average total interest-earning assets	$254,733	$475	.76	$206,632	$872	1.70
Interest-bearing deposits:
U.S.	$100,974	$3	.01%	$80,247	$100	.50%
Non-U.S.(2)(4)	78,433	(72)	(.37)	64,340	(32)	(.20)
Total interest-bearing deposits(4)(5)	179,407	(69)	(.16)	144,587	68	.19
Securities sold under repurchase agreements	1,017	—	.05	1,773	2	.55
Short-term borrowings under money market liquidity facility	1,264	4	1.21	2,187	6	1.11
Other short-term borrowings	764	—	.14	2,960	10	1.32
Long-term debt	13,819	60	1.74	13,288	88	2.64
Other interest-bearing liabilities	4,848	9	.73	3,434	30	3.55
Average total interest-bearing liabilities	$201,119	$4	.01	$168,229	$204	.49
Interest rate spread			.75%			1.21%
Net interest income, fully taxable-equivalent basis		$471			$668
Net interest margin, fully taxable-equivalent basis			.75%			1.30%
Tax-equivalent adjustment		(4)			(4)
Net interest income, GAAP basis		$467			$664

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $87.37 billion for the first quarter of 2021 compared to $123.96 billion in the same period in 2020. Excluding the impact of netting, the average interest rates would be approximately 0.04% in the first quarter of 2021 compared to 0.21% in the first quarter of 2020.
(4) Average rate includes the impact of FX swap costs of approximately ($21) million for the first quarter of 2021 compared to ($2) million for the same period in 2020. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.11)% in the first quarter of 2021 compared to 0.19% in the same period in 2020.
(5) Total deposits averaged $226.23 billion in the first quarter of 2021 compared to $180.16 billion in the same period in 2020.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $254.73 billion in the first quarter of 2021 compared to $206.63 billion in the same period in 2020. The increase is primarily due to higher interest-bearing deposits with banks and investment securities.
Interest-bearing deposits with banks averaged $95.24 billion in the first quarter of 2021 compared to $67.12 billion in the same period in 2020. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Securities purchased under resale agreements averaged $4.57 billion in the first quarter of 2021 compared to $1.81 billion in the same period in 2020. The impact of balance sheet netting decreased to $87.37 billion on average in the first quarter of 2021 compared to $123.96 billion in the same period in 2020. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization. The decrease in average balance sheet netting in the first quarter of 2021 compared to the same period in 2020 is primarily due to lower FICC repo volumes from an increased cash supply and lower short-term interest rates driven by the COVID-19 pandemic stimulus measures and Federal Reserve intervention.
We have been a sponsoring member within FICC since 2005 and continue to expand our client base as program eligibility parameters broaden. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Average investment securities increased to $107.81 billion in the first quarter of 2021 from $97.56 billion in the same period in 2020 primarily driven by MBS balances and foreign government bonds. The growth reflects our deployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $28.03 billion in the first quarter of 2021 compared to $28.47 billion in the same period in 2020. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $23.80 billion in the first quarter of 2021 compared to $22.18 billion in the same period in 2020.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $18.30 billion in the first quarter of 2021 from $10.76 billion in the same period in 2020, primarily driven by an increase in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $179.41 billion in the first quarter of 2021 from $144.59 billion in the same period in 2020. Average U.S. interest-bearing deposits increased as a result of the market uncertainty due to the COVID-19 pandemic, U.S. monetary policy and the level of global interest rates. We expect deposits to remain elevated within the current environment of low-interest rates and continued expansion of the money supply by the Federal Reserve. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, decreased to $0.76 billion in the first quarter of 2021 from $2.96 billion in the same period in 2020.
Average long-term debt was $13.82 billion in the first quarter of 2021 compared to $13.29 billion in the same period in 2020. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods, including the issuance of $850 million aggregate principal amount of senior subordinated debt in March 2021.
Average other interest-bearing liabilities were $4.85 billion in the first quarter of 2021 compared to $3.43 billion in the same period in 2020. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
The provision for credit losses was a $9 million reserve release in the first quarter of 2021, which reflects a shift in management’s economic outlook toward economic expansion and limited negative credit migration within our loan portfolio. This compares to a $36 million provision for credit losses in the first quarter of 2020.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 8: Expenses, provides the breakout of expenses for the first quarters of 2021 and 2020.

TABLE 8: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2021	2020
Compensation and employee benefits	$1,242	$1,208	3%
Information systems and communications(1)	421	385	9
Transaction processing services(1)	270	254	6
Occupancy	109	109	—
Amortization of other intangible assets	58	58	—
Acquisition costs	11	11	—
Restructuring charges, net	(1)	—	—
Other:
Professional services	80	81	(1)
Other(1)	142	149	(5)
Total other	222	230	(3)
Total expenses	$2,332	$2,255	3
Number of employees at quarter-end	39,318	39,318	—

(1) Legal and other expenses notable item of $29 million in the first quarter of 2021 included $20 million in information systems and communications, $8 million in transaction processing services and $1 million in other expenses.

Compensation and employee benefits expenses increased 3% in the first quarter of 2021 compared to the same period in 2020, primarily due to higher seasonal expenses, partially offset by lower headcount in high cost locations. Currency translation increased compensation and employee benefits expenses by 2% in the first quarter of 2021, relative to the same period in 2020.
Seasonal deferred incentive compensation expenses were $176 million in the first quarter of 2021 compared to $151 million in the same period in 2020.
Total headcount was flat as of March 31, 2021 compared to March 31, 2020, primarily driven by hiring in global hubs, offset by a reduction in high cost locations.
Information systems and communications expenses increased 9% in the first quarter of 2021 compared to the same period in 2020. The increase was primarily related to higher software costs and technology infrastructure investments, as well as the impact of notable items. Currency translation increased information systems and communications expenses by 1% in the first quarter of 2021, relative to the same period in 2020.
Transaction processing services expenses increased 6% in the first quarter of 2021 compared to the same period in 2020, primarily due to higher sub-custody costs and the impact of notable items, partially offset by savings initiatives. Currency translation increased transaction processing services expenses by 2% in the first quarter of 2021, relative to the same period in 2020.
Occupancy expenses were flat in the first quarter of 2021 compared to the same period in 2020.
Amortization of other intangible assets was flat in the first quarter of 2021 compared to the same period in 2020.
Other expenses decreased 3% in the first quarter of 2021 compared to the same period in 2020, primarily driven by lower travel costs.
Acquisition Costs
We recorded approximately $11 million of acquisition costs in both the first quarters of 2021 and 2020, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur a total of approximately $225 million of acquisition costs through 2021, after which we will no longer distinguish certain CRD costs as acquisition costs. As of March 31, 2021, we have incurred $175 million of acquisition costs related to CRD. We expect to incur any remaining significant acquisition costs related to CRD in 2021.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	$157	$6	$1	$164
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $108 million in the first quarter of 2021 compared to $140 million in the same period in 2020. Our effective tax rate was 17.2% in the first quarter of 2021, compared to 18.1% in the same period in 2020. The effective tax rate for 2021 includes an increase of foreign tax credits.
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
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change 2021 vs. 2020
	2021	2020
Servicing fees	$1,371	$1,287	7%
Foreign exchange trading services	333	434	(23)
Securities finance	95	89	7
Software and processing fees	172	137	26
Total fee revenue	1,971	1,947	1
Net interest income	473	663	(29)
Total other income	—	2	nm
Total revenue	2,444	2,612	(6)
Provision for credit losses	(9)	36	nm
Total expenses	1,879	1,859	1
Income before income tax expense	$574	$717	(20)
Pre-tax margin	23.5%	27.5%	(400) bps

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 7% in the first quarter of 2021 compared to the same period in 2020 primarily due to higher average equity market levels, partially offset by normal pricing headwinds. Currency translation increased servicing fees by 3% and 1% in the first quarters of 2021 and 2020, respectively.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in the first quarter of 2021 compared to approximately 45% in the same period in 2020.
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
Collective funds	$14,052	$13,387	$10,529
Mutual funds	10,439	9,810	7,301
Insurance and other products	7,929	8,000	7,311
Pension products	7,843	7,594	6,723
Total	$40,263	$38,791	$31,864

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
Equities	$22,825	$21,626	$16,267
Fixed-income	13,022	12,834	11,096
Short-term and other investments	4,416	4,331	4,501
Total	$40,263	$38,791	$31,864

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
Americas	$29,530	$28,245	$22,787
Europe/Middle East/Africa	8,256	8,101	7,112
Asia/Pacific	2,477	2,445	1,965
Total	$40,263	$38,791	$31,864

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the first quarter of 2021 totaled approximately $343 billion. Servicing assets remaining to be installed in future periods totaled approximately $463 billion as of March 31, 2021, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. Approximately one-third of servicing assets to be installed as of March 31, 2021 were attributed to State Street Alpha. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 23% in the first quarter of 2021 compared to the same period in 2020, primarily due to lower FX volatility as compared to the levels seen at the beginning of the COVID-19 pandemic in the first quarter of 2020, partially offset by higher client FX volumes. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 70% and 30%, respectively, of foreign exchange trading services revenue in the first quarter of 2021, compared to 76% and 24%, respectively, in the same period in 2020.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 7% in the first quarter of 2021 compared to the same period in 2020, driven by higher agency lending and enhanced custody balances.
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
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, increased 26% in the first quarter of 2021 compared to the same period in 2020 and reflects approximately $87 million from CRD in the first quarter of 2021, compared to approximately $91 million from CRD in the same period in 2020. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a Software as a Service (SaaS) related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter. CRD contributed approximately $90 million in total revenue in the first quarter of 2021, compared to approximately $95 million the same period in 2020, which included in 2021 approximately $91 million in software and processing fees and $4 million in brokerage and other trading services within foreign exchange trading services.
Amortization of tax advantage investments negatively impacted software and processing fees by approximately $26 million and $23 million in the first quarters of 2021and 2020, respectively.
In addition, FX and market-related adjustments, which also includes certain fair value adjustments, negatively impacted software and processing fees by approximately $4 million and $21 million in the first quarters of 2021 and 2020, respectively.
Expenses
Total expenses for Investment Servicing increased 1% in the first quarter of 2021 compared to the same period in 2020, primarily due to higher notable items and seasonal expenses. Currency translation increased expenses for Investment Servicing by 2% in the first quarter of 2021, relative to the same period in 2020. Seasonal deferred incentive compensation expense and payroll taxes were $141 million in the first quarter of 2021 compared to $125 million in the same period in 2020. Total expenses contributed by CRD in the first quarter of 2021 were approximately $67 million, compared to $58 million to the same period in 2020. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change 2021 vs. 2020
	2021	2020
Management fees(1)(2)	$493	$464	6%
Foreign exchange trading services(1)(3)	13	10	30
Securities finance	4	3	33
Software and processing fees(4)	2	(25)	nm
Total fee revenue	512	452	13
Net interest income	(6)	1	nm
Total revenue	506	453	12
Total expenses	397	385	3
Income before income tax expense	$109	$68	60
Pre-tax margin	21.5%	15.0%	650 bps

(1) Certain fees associated with our GLD ETFs have been reclassified from Foreign exchange trading services to Management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $15 million in the first quarter of 2020.
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
nm Not meaningful
Investment Management total revenue increased 12% in the first quarter of 2021 compared to the same period in 2020.
Management Fees
Management fees increased 6% in the first quarter of 2021 compared to the same period in 2020, primarily due to higher average equity market levels and net inflows from ETFs and cash, partially offset by an idiosyncratic institutional client asset reallocation from higher fee products as a result of a change in their investment strategy and higher money market fee waivers. Currency translation increased management fees by 2% in the first quarter of 2021, relative to the same period in 2020.
Management fees generated outside the U.S. were approximately 27% of total management fees in the first quarter of 2021 compared to approximately 28% in the same period in 2020.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
Equity:
Active	$84	$85	$69
Passive	2,198	2,086	1,492
Total equity (1)	2,282	2,171	1,561
Fixed-income:
Active	91	90	86
Passive	463	459	392
Total fixed-income(1)	554	549	478
Cash(1)(2)	372	349	348
Multi-asset-class solutions:
Active	34	40	39
Passive	155	146	101
Total multi-asset-class solutions(1)	189	186	140
Alternative investments(3):
Active	27	39	28
Passive	167	173	134
Total alternative investments(1)	194	212	162
Total	$3,591	$3,467	$2,689

(1) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
Alternative Investments(2)(3)	$69	$83	$58
Equity(3)	777	708	473
Fixed-Income(3)	122	115	98
Total Exchange-Traded Funds	$968	$906	$629

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2021	December 31, 2020	March 31, 2020
North America	$2,512	$2,411	$1,843
Europe/Middle East/Africa	530	512	418
Asia/Pacific	549	544	428
Total	$3,591	$3,467	$2,689

(1) Geographic mix is based on client location or fund management location.

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2019	$1,990	$479	$317	$157	$173	$3,116
Long-term institutional flows, net(4)	(101)	4	(1)	9	(11)	(100)
Exchange-traded fund flows, net	12	16	—	—	16	44
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	(89)	20	31	9	5	(24)
Market appreciation (depreciation)	241	42	(1)	18	30	330
Foreign exchange impact	29	8	2	2	4	45
Total market/foreign exchange impact	270	50	1	20	34	375
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	$(35)	$26	$(1)	$1	$1	$(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	$2,282	$554	$372	$189	$194	$3,591

(1) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(4) Amounts represent long-term portfolios, excluding ETFs.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Total expenses for Investment Management increased 3% in in the first quarter of 2021 compared to the same period in 2020, primarily due to higher seasonal expenses, partially offset by lower delivery costs and an idiosyncratic client asset reallocation. Seasonal deferred incentive compensation expense and payroll taxes were $35 million in the first quarter of 2021 compared to $26 million in the same period in 2020. Currency translation increased expenses for Investment Management by 2% in the first quarter of 2021, relative to the same period in 2020.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Three Months Ended March 31,
(In millions)	2021	2020
Assets:
Interest-bearing deposits with banks	$95,235	$67,120
Securities purchased under resale agreements	4,568	1,805
Trading account assets	800	915
Investment securities:
Investment securities available-for-sale	59,191	54,242
Investment securities held-to-maturity	47,356	41,273
Investment securities held to maturity purchased under money market liquidity facility	1,262	2,045
Total Investment securities	107,809	97,560
Loans	28,025	28,468
Other interest-earning assets	18,296	10,764
Average total interest-earning assets	254,733	206,632
Cash and due from banks	4,529	3,856
Other non-interest-earning assets	37,066	40,693
Average total assets	$296,328	$251,181
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$100,974	$80,247
Non-U.S.	78,433	64,340
Total interest-bearing deposits(2)	179,407	144,587
Securities sold under repurchase agreements	1,017	1,773
Short-term borrowings under money market liquidity facility	1,264	2,187
Other short-term borrowings	764	2,960
Long-term debt	13,819	13,288
Other interest-bearing liabilities	4,848	3,434
Average total interest-bearing liabilities	201,119	168,229
Non-interest-bearing deposits(2)	46,825	35,573
Other non-interest-bearing liabilities	22,423	23,052
Preferred shareholders’ equity	2,378	2,861
Common shareholders’ equity	23,583	21,466
Average total liabilities and shareholders’ equity	$296,328	$251,181

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $226.23 billion in the first quarter of 2021 compared to $180.16 billion in the same period in 2020.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2021	December 31, 2020
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,937	$6,575
Mortgage-backed securities	14,425	14,305
Total U.S. Treasury and federal agencies	23,362	20,880
Asset-backed securities:
Student loans(1)	288	314
Credit cards	91	90
Collateralized loan obligations	3,775	2,966
Non-agency CMBS and RMBS(2)	71	78
Total asset-backed securities	4,225	3,448
Non-U.S. debt securities:
Mortgage-backed securities	2,032	1,996
Asset-backed securities	2,297	2,291
Government securities	9,910	12,539
Other	13,709	12,903
Total non-U.S. debt securities	27,948	29,729
State and political subdivisions	1,498	1,548
Other U.S. debt securities	3,479	3,443
Total available-for-sale securities(3)(7)	$60,512	$59,048

Held-to-maturity(4):
U.S. Treasury and federal agencies:
Direct obligations	$5,530	$6,057
Mortgage-backed securities	34,930	36,901
Total U.S. Treasury and federal agencies	40,460	42,958
Asset-backed securities:
Student loans(1)	4,745	4,774
Non-agency CMBS and RMBS(5)	526	554
Total asset-backed securities	5,271	5,328
Non-U.S. debt securities:
Mortgage-backed securities	286	303
Government securities	246	342
Total non-U.S. debt securities	532	645
Total(6)(7)	46,263	48,931
Held-to-maturity under money market mutual fund liquidity facility(8)	201	3,300
Total held-to-maturity securities(3)(7)	$46,464	$52,231

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Consists entirely of non-agency CMBS as of both March 31, 2021 and December 31, 2020.
(3) At March 31, 2021, approximately 25% and 12% of the total available-for-sale securities and held-for-maturity securities, respectively, were floating rate securities. Fixed-to-floating rate securities had a book value of approximately $150 million or 0.14% of the total portfolio.
(4) Includes securities at amortized cost or fair value on the date of transfer from AFS.
(5) As of March 31, 2021 and December 31, 2020, the total amortized cost included $446 million and $464 million, respectively, of non-agency CMBS and $80 million and $90 million of non-agency RMBS, respectively.
(6) As of March 31, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the year ended March 31, 2021.
(8) Consists entirely of U.S. securities.
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
Average duration of our investment securities portfolio was 3.1 years and 3.0 years as of March 31, 2021 and December 31, 2020, respectively. The increase in securities duration is primarily driven by slower prepayment speeds amidst higher long-end interest rates.
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of both March 31, 2021 and December 31, 2020, respectively.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	March 31, 2021	December 31, 2020
AAA(1)	79%	78%
AA	13	14
A	4	4
BBB	4	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of March 31, 2021 and December 31, 2020, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2021	December 31, 2020
U.S. Agency Mortgage-backed securities	38%	39%
Foreign sovereign	18	20
U.S. Treasuries	14	11
Asset-backed securities	13	11
Other credit(1)	17	19
	100%	100%

(1) Includes the securities purchased under the MMLF program.
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both March 31, 2021 and December 31, 2020.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2021	December 31, 2020
Available-for-sale:
Canada	$3,571	$3,163
European(2)	3,121	3,275
Australia	2,571	2,809
France	2,468	2,829
Germany	2,022	2,155
United Kingdom	1,421	1,209
Netherlands	1,365	1,528
Austria	1,268	1,544
Spain	1,228	1,642
Belgium	1,220	1,618
Asian(2)	1,205	1,165
Italy	924	1,014
Finland	850	1,222
Ireland	796	1,226
Japan	510	560
Hong Kong	205	162
Brazil	187	74
Sweden	184	212
Luxembourg	87	83
Norway	79	22
Other(3)	2,666	2,217
Total	$27,948	$29,729
Held-to-maturity:
Singapore	$247	$342
Australia	84	90
United Kingdom	81	84
Spain	78	84
Other(4)	42	45
Total	$532	$645

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) Consists entirely of supranational bonds.
(3) Included approximately $2,605 million and $2,166 million as of March 31, 2021 and December 31, 2020, respectively, related to supranational bonds.
(4) Included approximately $42 million and $45 million as of March 31, 2021 and December 31, 2020, respectively, related to Italy and Portugal, all of which were related to MBS.
Approximately 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both March 31, 2021 and December 31, 2020. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of both March 31, 2021 and December 31, 2020, approximately 25% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2021, our non-U.S. debt securities had an average market-to-book ratio of 100.9%, and an aggregate pre-tax net unrealized gain of $246 million, composed of gross unrealized gains of $332 million and gross unrealized losses of $86 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $179 million, composed of gross unrealized gains of $262 million and gross unrealized losses of $83 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized gain of $67 million, composed of gross unrealized gains of $70 million and gross unrealized losses of $3 million, associated with non-U.S. HTM debt securities.
As of March 31, 2021, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.5 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2021, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2021, we also provided approximately $9.4 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2021
State of Issuer:
Texas	$263	$2,332	$2,595	24%
California	111	2,174	2,285	21
New York	285	1,295	1,580	14
Massachusetts	377	855	1,232	11
Tennessee	—	500	500	5
Total	$1,036	$7,156	$8,192

December 31, 2020
State of Issuer:
Texas	$268	$2,282	$2,550	23%
California	113	2,174	2,287	21
New York	297	1,363	1,660	15
Massachusetts	382	927	1,309	12
Total	$1,060	$6,746	$7,806

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $10.91 billion and $11.06 billion across our businesses as of March 31, 2021 and December 31, 2020, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.

Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 86% of the obligors rated “AAA” or “AA” as of March 31, 2021. As of that date, approximately 23% and 77% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	March 31, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$11,054	$11,531
Leveraged loans	3,103	2,923
Overdrafts	4,507	1,894
Other(3)	1,963	2,688
Commercial real estate	2,096	2,096
Total domestic	22,723	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	4,768	4,432
Leveraged loans	1,109	1,242
Overdrafts	2,956	1,088
Other(3)	29	31
Total foreign	8,862	6,793
Total loans(2)(4)	31,585	27,925
Allowance for loan losses	(118)	(122)
Loans, net of allowance	$31,467	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,288 million loans to real money funds, $8,450 million private equity capital call finance loans and $832 million loans to business development companies as of March 31, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,110 million securities finance loans, $831 million loans to municipalities and $51 million other loans as of March 31, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
(4) As of March 31, 2021, floating rate loans totaled $21,118 million and fixed rate loans totaled $3,003 million.
The increase in domestic loans in the commercial and financial segment as of March 31, 2021 compared to December 31, 2020 was primarily driven by an increase in overdrafts.
As of March 31, 2021 and December 31, 2020, our leveraged loans totaled approximately $4.21 billion and $4.17 billion, respectively. We sold $42 million of leveraged loans in the first quarter of 2021, of which $7 million remained unsettled and was held for sale as of March 31, 2021.
In addition, we had binding unfunded commitments as of March 31, 2021 and December 31, 2020 of $466 million and $149 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 86% and 85% of the loans rated “BB” or “B” as of March 31, 2021 and December 31, 2020, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both March 31, 2021 and December 31, 2020.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2021	2020
Allowance for credit losses:
Beginning balance	$148	$93
Provision for credit losses (funded commitments)(1)	—	29
Provisions for credit losses (unfunded commitments)	(7)	3
Provisions for credit losses (held-to-maturity securities and all other)	(2)	4
Charge-offs(2)	—	(5)
Currency translation	(4)	—
Ending balance	$135	$124

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
The provision for credit losses related to loans and financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was a $9 million reserve release in the first quarter of 2021, compared to $36 million in the same period in 2020.
As of March 31, 2021, approximately $92 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $83 million as of March 31, 2020. The reduction in the allowance in the first quarter of 2021 reflects a shift in management’s economic outlook toward economic expansion and limited negative credit migration within our loan portfolio. As our view on current and future economic
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $43 million and $41 million as of March 31, 2021 and 2020, respectively, was related to off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 26% and 30% of our consolidated total assets as of March 31, 2021 and December 31, 2020, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2021
United Kingdom	$22,240	$1,193	$23,433
Germany	22,924	422	23,346
Luxembourg	6,186	2,162	8,348
Australia	7,197	1,080	8,277
Japan	6,473	1,312	7,785
Canada	5,757	782	6,539
Ireland	1,997	2,659	4,656
December 31, 2020
United Kingdom	$18,880	$1,797	$20,677
Japan	19,537	560	20,097
Germany	18,734	2,163	20,897
Canada	5,997	3,113	9,110
Australia	5,790	2,908	8,698
Luxembourg	5,036	2,148	7,184
France	3,586	3,010	6,596

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2021, aggregate cross-border outstandings in each of France, Switzerland and South Korea amounted to between 0.75% and 1% of our consolidated assets, at approximately $2.95 billion, $2.49 billion and $2.39 billion, respectively. As of December 31, 2020, aggregate cross-border outstandings in each of Switzerland and Ireland amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.13 billion and $2.93 billion, respectively.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 24 to 52 included under Item 1A, Risk Factors, in our 2020 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 85 to 89 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2020 Form 10-K.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to support our financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance sheet credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of future expected losses.
The economic forecast utilized in the first quarter of 2021 reflects a shift in management’s economic outlook toward economic expansion and limited negative credit migration within our loan portfolio. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 89 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2020 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SSIF continue to be available to the Parent Company. As of March 31, 2021, our Parent Company and State Street Bank had approximately $0.75 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 94 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2020 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 14 included under Item 1, Business, in our 2020 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended March 31, 2021 and December 31,
2020, daily average LCR for the Parent Company was 107% and 108%, respectively, with the lower daily average LCR for the quarter ended March 31, 2021 driven by higher deposits. The average HQLA for the Parent Company under the LCR final rule definition was $158.89 billion and $143.61 billion, post-prescribed haircuts, for the quarters ended March 31, 2021 and December 31, 2020, respectively. The increase in average HQLA for the quarter ended March 31, 2021, compared to the quarter ended December 31, 2020, was primarily due to a higher level of client deposits.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $91.68 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended March 31, 2021, and $75.68 billion for the quarter ended December 31, 2020. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2021 and December 31, 2020, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $91.30 billion for the quarter ended March 31, 2021, compared to $89.12 billion for the quarter ended December 31, 2020.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.11 billion and $34.21 billion and standby letters of credit totaling $3.50 billion and $3.33 billion as of March 31, 2021 and December 31, 2020, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2021, approximately 72% of our unfunded commitments to extend credit and 23% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
We submitted our last 2019 165(d) resolution plan filing that describes our preferred resolution strategy to the Federal Reserve and FDIC (the Agencies) before July 1, 2019. In reviewing the 2019 plan, the Agencies noted meaningful improvements over prior plan submissions. The Agencies did not identify any deficiencies in the 2019 plan, but did identify one shortcoming related to the implementation of governance mechanisms. We submitted to the Agencies our plan to remediate this shortcoming in line with the expected timeframe. In addition to the above letter, the Federal Reserve and FDIC jointly issued a final rule that was published in the Federal Register on November 1, 2019. This final rule revised the implementation requirements under the Dodd Frank Act's resolution planning provisions by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street. This cycle alternates between a targeted resolution plan, followed two years later by a full resolution plan. The Agencies have published the scope for the upcoming targeted resolution plan, to include the core elements of resolution planning and some specific firm level information, including impacts from the COVID-19 pandemic. The next 165(d) resolution plan is a targeted plan to be submitted by July 1, 2021.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 18 to 20 included under Item 1, Business, in our 2020 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
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
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. On April 22, 2019, the Federal Register published the FDIC’s advance notice of proposed rulemaking in which it invited comment on potential revisions to its IDI plan requirements. In addition to this advance notice of proposed rulemaking, on April 16, 2019, the FDIC Board voted to delay the next round of submissions under the IDI Rule until the rulemaking process has been completed. As of March 31, 2021, the final IDI rule remains pending with no expectation of a required plan submission in 2021.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2021 and December 31, 2020, approximately 65% of our average total deposit balances were denominated in U.S. dollars, approximately 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.59 billion and $3.41 billion as of March 31, 2021 and December 31, 2020, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.11 billion, as of March 31, 2021, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both March 31, 2021 and December 31, 2020, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. The total amount remaining for issuance under the registration statement is $6.15 billion as of March 31, 2021. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031.
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
In light of the COVID-19 pandemic, we continue to have business continuity arrangements in place across our operating locations, and we, and a significant percentage of our key service providers, are operating significantly or entirely in a work from home environment. The current operating environment increases operational risk and information technology risk, including cyber-threats.
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 100 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2020 Form 10-K.
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
For additional information about our information technology risk framework, refer to pages 103 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2020 Form 10-K.
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
For additional information about the market risk associated with our trading activities, refer to pages 104 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2020 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2021, the notional amount of these derivative contracts was $2.76 trillion, of which $2.74 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 107 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,"Value-at-Risk and Stressed VaR" in our 2020 Form 10-K.
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
We experienced no back-testing exceptions in the quarter ended March 31, 2021, no back-testing exceptions in the quarter ended December 31, 2020 and four back-testing exceptions in the quarter ended March 31, 2020. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year). The 2020 back-testing exceptions were all noted during the March 2020 market turmoil where some of the largest risk factor shifts since the 2007/2008 financial crisis were observed.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2021	As of December 31, 2020	As of March 31, 2020
	March 31, 2021			December 31, 2020			March 31, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$13,008	$25,411	$5,252	$15,662	$33,991	$5,382	$9,533	$14,575	$5,220	$14,587	$9,321	$6,496
Global Treasury	5,915	9,762	3,820	3,685	8,874	425	803	4,018	112	9,655	4,015	3,335
Diversification	(3,736)	(2,884)	(2,576)	(2,737)	(9,062)	1,619	(808)	(4,048)	(121)	(8,973)	(4,068)	(3,341)
Total VaR	$15,187	$32,289	$6,496	$16,610	$33,803	$7,426	$9,528	$14,545	$5,211	$15,269	$9,268	$6,490

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2021	As of December 31, 2020	As of March 31, 2020
	March 31, 2021			December 31, 2020			March 31, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$34,572	$79,687	$13,779	$37,822	$62,241	$15,399	$39,994	$61,261	$23,402	$21,264	$35,999	$38,401
Global Treasury	17,714	26,312	10,095	9,612	23,533	1,353	3,825	14,586	587	25,763	8,555	10,905
Diversification	(7,398)	(10,440)	(3,453)	(5,464)	(5,683)	6,106	(4,307)	(15,622)	(615)	(26,260)	(1,106)	(12,045)
Total Stressed VaR	$44,888	$95,559	$20,421	$41,970	$80,091	$22,858	$39,512	$60,225	$23,374	$20,767	$43,448	$37,261

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The three month average of our stressed VaR-based measure was approximately $45 million for the quarter ended March 31, 2021, compared to an average of approximately $42 million for the quarter ended December 31, 2020 and $40 million for the quarter ended March 31, 2020. The increase in the average stressed VaR for the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020, is primarily attributed to higher interest rate risk positions.
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
We have in the past and may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and any future modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The sum of the VaR-based and stressed VaR-based measures for each attribute exceeded the total VaR and the total stressed VaR as of each period-end. This is primarily due to diversification benefits across attributes.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2021			As of December 31, 2020			As of March 31, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$12,476	$11,164	$857	$2,977	$8,880	$179	$5,599	$7,017	$162
Global Treasury	39	9,734	—	33	4,257	—	22	3,609	—
Diversification	(22)	(5,477)	—	(42)	(2,246)	—	(28)	(3,583)
Total VaR	$12,493	$15,421	$857	$2,968	$10,891	$179	$5,593	$7,043	$162

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2021			As of December 31, 2020			As of March 31, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$16,046	$26,866	$939	$5,102	$39,615	$265	$11,695	$51,732	$172
Global Treasury	62	25,260	—	83	8,465	—	40	10,242	—
Diversification	(16)	(6,387)	—	(51)	(8,102)	—	(61)	(11,848)	—
Total Stressed VaR	$16,092	$45,739	$939	$5,134	$39,978	$265	$11,674	$50,126	$172

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
shocks. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2021 and March 31, 2020. Our March 31, 2021 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2021		March 31, 2020
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	1.74%	0.25%	0.67%
12-month forward rates	0.25	2.05	0.25	0.85
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our modeling approach during the relevant periods has been to keep our balance sheet consistent with our baseline outlook in both higher and lower rates scenarios. While this approach was used for the March 31, 2021 reporting period, we did deviate in March 2020 experiencing a rapid increase in client deposits at the beginning of the global pandemic. For the +100bp shock scenario in the March 31, 2020 reporting period, client deposits were modeled to return to average balance levels experienced in the fourth quarter of 2019 with a corresponding reduction in cash and cash equivalents held with central banks.
Beginning with the December 31, 2020 reporting period, we enhanced our NII sensitivity methodology so that the full impact of rate shocks are realized for all currencies even if the result is negative interest rates. Prior to the December 31, 2020 reporting period, our results in lower rate scenarios were impacted by an assumed floor at zero for certain currencies including U.S. dollar. For consistency in this disclosure, the March 31, 2020 reporting period is restated in the table below using enhanced modeling for negative rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	March 31, 2021			March 31, 2020(1)
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$805	$245	$1,050	$310	$144	$454
–100 bps shock	493	129	622	571	176	747
Steeper yield curve:
'+100 bps shift in long-end rates(2)	154	2	156	172	10	182
'-100 bps shift in short-end rates(2)	645	131	776	699	186	885
Flatter yield curve:
'+100 bps shift in short-end rates(2)	659	244	903	151	144	295
'-100 bps shift in long-end rates(2)	(142)	(2)	(144)	(125)	(10)	(135)

(1) Represents March 31, 2020 results using the enhanced modeling approach including negative interest rates for all currencies that was implemented starting with the December 31, 2020 reporting period.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.

As of March 31, 2021, NII is expected to benefit from both parallel increases and decreases in interest rates. Compared to March 31, 2020, our NII is more sensitive to parallel rate increases primarily due to higher forecasted levels of deposits and hedging activity. Our NII benefit from a parallel decline in rates has decreased due to hedging activity and increased floating non-US assets.
U.S. dollar NII as of March 31, 2021 is positioned to benefit from both parallel increases and decreases in interest rates. Compared to March 31, 2020, our U.S. dollar NII benefit to higher rates has increased primarily due to higher forecasted levels of deposits and hedging activity. Compared to March 31, 2020, our U.S. dollar NII benefit to lower rates has modestly declined primarily due to lower hedging activity. We project an NII benefit to a larger upward rate shock of +100bps which assumes deposit rates lag, and we project an NII benefit from a larger downward rate shock of -100 bps, which assumes negative interest rates and charging interest on client deposits and the effect of contractual floors on loans and securities. NII is also exposed to smaller shocks to short-end U.S. interest rates. If short-end U.S. interest rates increase or (decrease) by 5 bps, we estimate the annualized impact to be approximately $20 million in higher (or lower) NII primarily due to the impact on our sponsored repo activity.
NII is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to March 31, 2020, our non-U.S. benefit from higher rates increased and the benefit from lower rates decreased due to higher levels of floating rate EUR-denominated assets.
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

TABLE 34: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of March 31,
(In millions)	2021	2020
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,109)	$(1,141)
–200 bps shock	3,630	3,666

As of March 31, 2021, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to March 31, 2020, the up and down 200 bps instantaneous shock scenarios were relatively unchanged. Impacts from investment portfolio growth were offset by higher levels of deposits and hedging activities.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to "Risk Management" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 112 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2020 Form 10-K.
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
For additional information about our strategic risk management framework, refer to page 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Strategic Risk Management", in our 2020 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% SLR buffer in addition to the required minimum of 3% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. Provisions of the Basel III final rule became effective on January 1, 2014 with full implementation required on January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for certain on and off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.
As required by the Dodd-Frank Act enacted in 2010 and the Stress Capital Buffer (SCB) rule enacted in 2020, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer (CCB) and the SCB, for the advanced approaches and standardized approach, respectively, and a countercyclical capital buffer. In addition, we are subject to a G-SIB surcharge. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and standardized approach.
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
Our minimum risk-based capital ratios as of January 1, 2021, including a CCB of 2.5% and an SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0%, are 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio. Based on a calculation date of December 31, 2019, our G-SIB surcharge for 2021 is 1.0%. Based on a calculation date of December 31, 2020, our G-SIB surcharge could increase to 1.5% effective January 1, 2023. We are evaluating opportunities to reduce our surcharge, which could result in us remaining at our current G-SIB surcharge of 1%.
To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by Regulation Y and Regulation H.
The market risk capital rule requires us to use internal models to calculate daily measures of VaR, which reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk Management" included in this Management's Discussion and Analysis.

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

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2021	Basel III Standardized Approach March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches March 31, 2021	Basel III Standardized Approach March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$10,731	$10,731	$10,709	$10,709	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,751	23,751	23,442	23,442	13,479	13,479	12,939	12,939
Accumulated other comprehensive income (loss)			(418)	(418)	187	187	(221)	(221)	371	371
Treasury stock, at cost			(11,035)	(11,035)	(10,609)	(10,609)	—	—	—	—
Total			23,029	23,029	23,729	23,729	26,151	26,151	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,149)	(9,149)	(9,019)	(9,019)	(8,880)	(8,880)	(8,745)	(8,745)
Other adjustments(1)			(437)	(437)	(333)	(333)	(250)	(250)	(152)	(152)
Common equity tier 1 capital			13,443	13,443	14,377	14,377	17,021	17,021	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			15,419	15,419	16,848	16,848	17,021	17,021	17,306	17,306
Qualifying subordinated long-term debt			1,801	1,801	961	961	963	963	966	966
Allowance for loan and lease losses			—	135	1	148	—	135	10	148
Total capital			$17,220	$17,355	$17,810	$17,957	$17,984	$18,119	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$66,726	$122,074	$63,367	$114,892	$62,082	$119,020	$58,960	$110,797
Operational risk(3)			44,075	NA	44,150	NA	43,600	NA	43,663	NA
Market risk			2,250	2,250	2,188	2,188	2,250	2,250	2,188	2,188
Total risk-weighted assets			$113,051	$124,324	$109,705	$117,080	$107,932	$121,270	$104,811	$112,985

Adjusted quarterly average assets			$285,480	$285,480	$263,490	$263,490	$282,319	$282,319	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	11.9%	10.8%	13.1%	12.3%	15.8%	14.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	13.6	12.4	15.4	14.4	15.8	14.0	16.5	15.3
Total capital	11.5	11.5	15.2	14.0	16.2	15.3	16.7	14.9	17.4	16.3

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.
NA Not applicable
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $0.93 billion as of March 31, 2021 compared to December 31, 2020, primarily driven by common stock repurchases, capital distributions from common and preferred dividends and lower capital related to AOCI and intangible assets, partially offset by net income.
Our Tier 1 capital decreased $1.43 billion as of March 31, 2021 compared to December 31, 2020, due to lower CET1 capital, primarily due to lower AOCI and the partial redemption of the Series F preferred stock. Total capital decreased under both the advanced approaches and standardized approach by $0.59 billion and $0.60 billion, respectively, due to the changes in our CET1 capital and Tier 1 capital, partially offset by the issuance of Tier 2 qualifying debt.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2021 and for the year ended December 31, 2020.

TABLE 36: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2021	Basel III Standardized Approach March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,377	$14,377	$12,213	$12,213
Net income	519	519	2,420	2,420
Changes in treasury stock, at cost	(426)	(426)	(400)	(400)
Dividends declared	(30)	(30)	(886)	(886)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(130)	(130)	93	93
Effect of certain items in accumulated other comprehensive income (loss)	(605)	(605)	1,057	1,057
Other adjustments	(262)	(262)	(120)	(120)
Changes in common equity tier 1 capital	(934)	(934)	2,164	2,164
Common equity tier 1 capital balance, end of period	13,443	13,443	14,377	14,377
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,848	16,848	15,175	15,175
Change in common equity tier 1 capital	(934)	(934)	2,164	2,164
Net issuance (redemption) of preferred stock	(495)	(495)	(491)	(491)
Changes in tier 1 capital	(1,429)	(1,429)	1,673	1,673
Tier 1 capital balance, end of period	15,419	15,419	16,848	16,848
Tier 2 capital:
Tier 2 capital balance, beginning of period	962	1,109	1,100	1,185
Net issuance and changes in long-term debt qualifying as tier 2	840	840	(134)	(134)
Changes in allowance for credit losses	(1)	(13)	(4)	58
Changes in tier 2 capital	839	827	(138)	(76)
Tier 2 capital balance, end of period	1,801	1,936	962	1,109
Total capital:
Total capital balance, beginning of period	17,810	17,957	16,275	16,360
Changes in tier 1 capital	(1,429)	(1,429)	1,673	1,673
Changes in tier 2 capital	839	827	(138)	(76)
Total capital balance, end of period	$17,220	$17,355	$17,810	$17,957
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2021 and for the year ended December 31, 2020.

TABLE 37: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach March 31, 2021	Basel III Standardized Approach December 31, 2020
Total risk-weighted assets, beginning of period	$109,705	$104,364	$117,080	$104,005
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(226)	3,008	(62)	1,762
Net increase (decrease) in loans	2,178	2,973	3,439	3,638
Net increase (decrease) in securitization exposures	105	578	99	351
Net increase (decrease) in repo-style transaction exposures	777	1,763	187	3,895
Net increase (decrease) in Over-the-counter derivatives exposures(1)	(614)	780	4,118	457
Net increase (decrease) in all other(2)	1,139	(498)	(599)	2,422
Net increase (decrease) in credit risk-weighted assets	3,359	8,604	7,182	12,525
Net increase (decrease) in market risk-weighted assets	62	550	62	550
Net increase (decrease) in operational risk-weighted assets	(75)	(3,813)	NA	NA
Total risk-weighted assets, end of period	$113,051	$109,705	$124,324	$117,080

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of March 31, 2021, total advanced approaches RWA increased $3.35 billion compared to December 31, 2020, mainly due to an episodic increase in credit risk RWA. The increase in credit risk RWA was mainly driven by a net increase in overdraft activity, all other, and repo-style transactions RWA, partially offset by a net decrease in FX trading activity.
As of March 31, 2021, total standardized approach RWA increased $7.24 billion compared to December 31, 2020, mainly due to higher credit risk RWA. The episodic increase in credit risk RWA was mainly driven by an increase in FX trading and overdraft activity.
The regulatory capital ratios as of March 31, 2021, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2021, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2021	December 31, 2020
State Street:
Tier 1 capital	$15,419	$16,848
Average assets	296,328	277,055
Less: adjustments for deductions from tier 1 capital and other	(10,848)	(13,565)
Adjusted average assets for Tier 1 leverage ratio	285,480	263,490
Derivatives and repo-style transactions and off-balance sheet exposures	33,822	34,379
Adjustments for deductions of qualifying central bank deposits	(105,437)	(90,322)
Total assets for SLR	$213,865	$207,547
Tier 1 leverage ratio(1)	5.4%	6.4%
Supplementary leverage ratio	7.2	8.1

State Street Bank(2):
Tier 1 capital	$17,021	$17,306
Average assets	292,711	273,599
Less: adjustments for deductions from tier 1 capital and other	(10,392)	(13,110)
Adjusted average assets for Tier 1 leverage ratio	282,319	260,489
Off-balance sheet exposures	33,822	38,591
Adjustments for deductions of qualifying central bank deposits	(92,596)	(80,935)
Total assets for SLR	$223,545	$218,145
Tier 1 leverage ratio(1)	6.0%	6.6%
Supplementary leverage ratio	7.6	7.9

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
The following table presents external LTD and external TLAC as of March 31, 2021.

TABLE 39: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2021
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long term debt):
Risk-weighted assets	$28,409	22.9%	$26,730	21.5%
Supplemental leverage ratio	28,409	13.3	20,317	9.5
Long term debt:
Risk-weighted assets	12,616	10.1	8,703	7.0
Supplemental leverage ratio	12,616	5.9	9,624	4.5
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
Following the launch of the MMLF program, which we participate in, the Federal Reserve issued an interim final rule on March 19, 2020 (followed by a final rule on September 29, 2020), allowing Bank Holding Companies (BHCs) to exclude assets purchased with the MMLF program from their RWA, total leverage exposure and average total consolidated assets. For the quarter ended March 31, 2021, we deducted $1.3 billion of MMLF program average HTM securities. No new credit extensions will be made after March 31, 2021, unless the Federal Reserve and the Department of the Treasury extend the program.
On March 27, 2020, the BCBS announced the deferral of the implementation of the revisions to the
Basel III framework to January 1, 2023. As of now, the U.S. federal banking agencies have not formally proposed the implementation of the BCBS revisions.
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended March 31, 2021, we deducted $92.6 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
In addition to the regulatory relief granted to custodial banks under the EGRRCPA, an SLR interim final rule released on April 1, 2020 allows all BHCs to deduct their deposits at Federal Reserve Banks and their investments in U.S. Treasuries from their total leverage exposure on a temporary basis, from the second quarter of 2020 through the first quarter of 2021. The temporary deduction of our investment in U.S. Treasuries is incremental to the existing central bank placement deduction granted to custodian banks under EGRRCPA. For the quarter ended March 31, 2021, we deducted $12.8 billion invested in U.S. Treasuries from our total leverage exposure.
On May 15, 2020, the U.S. federal banking agencies released an interim final rule that also permits insured depository institution subsidiaries of BHCs to temporarily exclude deposits at Federal Reserve Banks and investments in U.S. Treasuries from their total leverage exposure, subject to certain conditions. State Street Bank has elected not to apply such exclusions as of March 31, 2021.
On June 25, 2020, we were notified by the Federal Reserve of the results from the 2020 DFAST stress test, including our preliminary SCB of 2.5% and on August 10, 2020, the Federal Reserve confirmed that our SCB is 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021. Additionally, included in this notification and in light of the considerable economic uncertainty created by the COVID-19 pandemic, all participating CCAR banking organizations were required to resubmit their capital plans by November 2, 2020, based on updated scenarios provided by the Federal Reserve on September 17, 2020.
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
On December 18, 2020, following the release of a second round of stress test results for 2020, the Federal Reserve decided to modify the applicable restrictions on capital distributions for the first quarter of 2021. Provided that we do not increase the amount of our common stock dividends to be larger than the level paid in the second quarter of 2020, common stock dividends and share repurchases in the first quarter of 2021 were limited to the average of our net income for the four preceding quarters plus a number of shares equal to the share issuances in the quarter related to expensed employee compensation. On March 25, 2021, the Federal Reserve extended the aforementioned restrictions through the second quarter of 2021. As of now, our capital distributions in the third quarter of 2021 and beyond will be governed by our minimum capital requirements inclusive of the SCB that will not be recalibrated based on the stress test results.
On March 19, 2021, the Federal Reserve confirmed that the temporary change to the SLR, allowing BHCs and insured depository institution subsidiaries of BHCs to deduct deposits at Federal Reserve Banks and investments in U.S. Treasuries from their total leverage exposure, would expire on March 31, 2021.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2021:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2021 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.78088% effective March 15, 2021	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS

	Three Months Ended March 31,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series F	953	9.53	7	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$25			$44
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
On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020. In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a common share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. We repurchased $475 million of our common stock in the first quarter of 2021. In April 2021, our Board authorized a common share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, in compliance with the limit set by the Federal Reserve.
The tables below present the activity under our common stock purchase program for the periods indicated:

TABLE 42: SHARES REPURCHASED
Three Months Ended March 31, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
6.2	$76.21	$475

Three Months Ended March 31, 2020
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
6.5	$77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$182	$0.52	$183
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 55 and 57 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our 2020 Form 10-K, and to pages 171 to 173 in Note 15 to the consolidated financial statements included under Item 8. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $436.04 billion and $440.88 billion as of March 31, 2021 and December 31, 2020, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $457.37 billion and $463.27 billion as collateral for indemnified securities on loan as of March 31, 2021 and December 31, 2020, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $457.37 billion and $463.27 billion, referenced above, $59.31 billion and $54.43 billion was invested in indemnified repurchase agreements as of March 31, 2021 and December 31, 2020, respectively. We or our agents held $64.15 billion and $58.09 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2021 and December 31, 2020, respectively.
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
For more information on our market risk refer to pages 104 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2021, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Fee revenue:
Servicing fees	$1,371	$1,287
Management fees	493	464
Foreign exchange trading services	346	444
Securities finance	99	92
Software and processing fees	174	112
Total fee revenue	2,483	2,399
Net interest income:
Interest income	471	868
Interest expense	4	204
Net interest income	467	664
Other income:
Gains (losses) related to investment securities, net	—	2
Other income	—	—
Total other income	—	2
Total revenue	2,950	3,065
Provision for credit losses	(9)	36
Expenses:
Compensation and employee benefits	1,242	1,208
Information systems and communications	421	385
Transaction processing services	270	254
Occupancy	109	109
Acquisition and restructuring costs	10	11
Amortization of other intangible assets	58	58
Other	222	230
Total expenses	2,332	2,255
Income before income tax expense	627	774
Income tax expense	108	140
Net income	$519	$634
Net income available to common shareholders	$489	$580
Earnings per common share:
Basic	$1.39	$1.64
Diluted	1.37	1.62
Average common shares outstanding (in thousands):
Basic	350,743	353,746
Diluted	355,690	357,993
Cash dividends declared per common share	$.52	$.52

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$519	$634
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $53 and ($10), respectively	(200)	(300)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($161) and $35, respectively	(425)	134
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $4 and ($3), respectively	12	(7)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $0 and $44, respectively	—	117
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $4, respectively	8	12
Other comprehensive income (loss)	(605)	(44)
Total comprehensive income (loss)	$(86)	$590

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,552	$3,467
Interest-bearing deposits with banks	107,554	116,960
Securities purchased under resale agreements	5,238	3,106
Trading account assets	786	815
Investment securities available-for-sale	60,512	59,048
Investment securities held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $0 and $1) (fair value of $201 and $3,304)	201	3,299
Investment securities held-to-maturity (less allowance for credit losses of $2 and $2) (fair value of $46,752 and $50,003)	46,261	48,929
Loans (less allowance for credit losses on loans of $118 and $122)	31,467	27,803
Premises and equipment (net of accumulated depreciation of $4,960 and $4,825)	2,143	2,154
Accrued interest and fees receivable	3,302	3,105
Goodwill	7,629	7,683
Other intangible assets	2,007	1,827
Other assets	45,233	36,510
Total assets	$316,885	$314,706
Liabilities:
Deposits:
Non-interest-bearing	$57,079	$49,439
Interest-bearing - U.S.	108,372	102,331
Interest-bearing - non-U.S.	79,442	88,028
Total deposits	244,893	239,798
Securities sold under repurchase agreements	587	3,413
Short term borrowings under money market liquidity facility	200	3,302
Other short-term borrowings	642	685
Accrued expenses and other liabilities	31,722	27,503
Long-term debt	13,836	13,805
Total liabilities	291,880	288,506
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 348,032,982 and 353,156,279 shares outstanding	504	504
Surplus	10,227	10,205
Retained earnings	23,751	23,442
Accumulated other comprehensive income (loss)	(418)	187
Treasury stock, at cost (155,846,660 and 150,723,363 shares)	(11,035)	(10,609)
Total shareholders’ equity	25,005	26,200
Total liabilities and shareholders' equity	$316,885	$314,706

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					634				634
Other comprehensive income (loss)						(44)			(44)
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(44)				(44)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				23			(1,017)	45	68
Other (1)				—	(1)		(1)	—	(1)
Balance at March 31, 2020	$2,471	503,880	$504	$10,155	$22,315	$(920)	151,936	$(10,664)	$23,861
Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005

(1) Includes the impact of transitioning to ASC 326: Measurement of Credit Losses on Financial Instruments, consisting of a decrease in retained earnings of $3 million in the first quarter of 2020.

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating Activities:
Net income	$519	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(26)	8
Amortization of other intangible assets	58	58
Other non-cash adjustments for depreciation, amortization and accretion, net	359	274
Losses (gains) related to investment securities, net	—	(2)
Provision for credit losses	(9)	36
Change in trading account assets, net	29	42
Change in accrued interest and fees receivable, net	(197)	(43)
Change in collateral deposits, net	35	2,685
Change in unrealized losses (gains) on foreign exchange derivatives, net	(6,250)	(3,090)
Change in other assets, net	(377)	(891)
Change in accrued expenses and other liabilities, net	2,000	4,179
Other, net	127	149
Net cash (used in) provided by operating activities	(3,732)	4,039
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	9,406	(78,770)
Net (increase) decrease in securities purchased under resale agreements	(2,132)	450
Proceeds from sales of available-for-sale securities	5,168	1,657
Proceeds from maturities of available-for-sale securities	5,004	4,219
Purchases of available-for-sale securities	(12,324)	(8,935)
Purchases of held-to-maturity securities under the MMLF program	—	(26,061)
Proceeds from maturities of held-to-maturity securities under the MMLF program	3,099	451
Proceeds from maturities of held-to-maturity securities	3,840	2,695
Purchases of held-to-maturity securities	(1,268)	(2,141)
Sale of loans	35	93
Net (increase) in loans	(3,695)	(6,164)
Business acquisitions, net of cash acquired	(214)	—
Purchases of equity investments and other long-term assets	(34)	(794)
Purchases of premises and equipment, net	(162)	(114)
Other, net	81	641
Net cash provided by (used in) investing activities	6,804	(112,773)
Financing Activities:
Net (decrease) increase in time deposits	(1,580)	18,635
Net increase (decrease) in all other deposits	6,674	56,596
Net (decrease) increase in securities sold under repurchase agreements	(2,826)	4,271
Net (decrease) increase in short-term borrowings under money market liquidity facility	(3,102)	25,665
Net (decrease) increase in other short-term borrowings	(43)	3,996
Proceeds from issuance of long-term debt, net of issuance costs	844	2,497
Payments for long-term debt and obligations under finance leases	(764)	(8)
Payments for redemption of preferred stock	(500)	(500)
Repurchases of common stock	(475)	(515)
Repurchases of common stock for employee tax withholding	(6)	(43)
Payments for cash dividends	(209)	(230)
Net cash (used in) provided by financing activities	(1,987)	110,364
Net increase	1,085	1,630
Cash and due from banks at beginning of period	3,467	3,302
Cash and due from banks at end of period	$4,552	$4,932

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2020 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2020 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Recent Accounting Developments
We did not adopt any new accounting standards in the first quarter of 2021 that had a material impact to our financial statements. Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted as of March 31, 2021; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 135 to 142 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.

State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2021
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	222	—		222
Other	—	524	—		524
Total trading account assets	40	746	—		786
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	8,937	—	—		8,937
Mortgage-backed securities	—	14,425	—		14,425
Total U.S. Treasury and federal agencies	8,937	14,425	—		23,362
Asset-backed securities:
Student loans	—	288	—		288
Credit cards	—	91	—		91
Collateralized loan obligations	—	3,669	106		3,775
Non-agency CMBS and RMBS(2)	—	71	—		71
Total asset-backed securities	—	4,119	106		4,225
Non-U.S. debt securities:
Mortgage-backed securities	—	2,032	—		2,032
Asset-backed securities	—	2,297	—		2,297
Government securities	—	9,910	—		9,910
Other(3)	—	13,709	—		13,709
Total non-U.S. debt securities	—	27,948	—		27,948
State and political subdivisions	—	1,498	—		1,498
Other U.S. debt securities	—	3,464	15		3,479
Total available-for-sale investment securities	8,937	51,454	121		60,512
Other assets:
Derivative instruments:
Foreign exchange contracts	—	21,892	6	$(13,728)	8,170
Interest rate contracts	1	—	—	(1)	—
Total derivative instruments	1	21,892	6	(13,729)	8,170
Other	—	549	—	—	549
Total assets carried at fair value	$8,978	$74,641	$127	$(13,729)	$70,017
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$9	$22,036	$—	$(15,533)	$6,512
Interest rate contracts	—	35	—	(1)	34
Other derivative contracts	—	181	—	—	181
Total derivative instruments	9	22,252	—	(15,534)	6,727
Total liabilities carried at fair value	$9	$22,252	$—	$(15,534)	$6,727

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.81 billion and $3.61 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
(3) As of March 31, 2021, the fair value of other non-U.S. debt securities included $10.13 billion of supranational and non-U.S. agency bonds, $1.90 billion of corporate bonds and $0.43 billion of covered bonds.
State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	239	—		239
Other	17	519	—		536
Total trading account assets	57	758	—		815
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	6,575	—	—		6,575
Mortgage-backed securities	—	14,305	—		14,305
Total U.S. Treasury and federal agencies	6,575	14,305	—		20,880
Asset-backed securities:
Student loans	—	314	—		314
Credit cards	—	90	—		90
Collateralized loan obligations	—	2,952	14		2,966
Non-agency CMBS and RMBS(2)	—	78	—		78
Total asset-backed securities	—	3,434	14		3,448
Non-U.S. debt securities:
Mortgage-backed securities	—	1,996	—		1,996
Asset-backed securities	—	2,291	—		2,291
Government securities	—	12,539	—		12,539
Other(3)	—	12,903	—		12,903
Total non-U.S. debt securities	—	29,729	—		29,729
State and political subdivisions	—	1,548	—		1,548
Other U.S. debt securities	—	3,443	—		3,443
Total available-for-sale investment securities	6,575	52,459	14		59,048
Other assets:
Derivative instruments:
Foreign exchange contracts	—	25,941	2	$(20,140)	5,803
Interest rate contracts	1	—	—	—	1
Total derivative instruments	1	25,941	2	(20,140)	5,804
Other	—	525	—	—	525
Total assets carried at fair value	$6,633	$79,683	$16	$(20,140)	$66,192
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	1	25,925	1	(15,558)	10,369
Interest rate contracts	—	42	—	—	42
Other derivative contracts	—	157	—	—	157
Total derivative instruments	1	26,124	1	(15,558)	10,568
Total liabilities carried at fair value	$5	$26,124	$1	$(15,558)	$10,572

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $5.87 billion and $1.29 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
(3) As of December 31, 2020, the fair value of other non-U.S. debt securities included $9.55 billion of supranational and non-U.S. agency bonds, $1.88 billion of corporate bonds and $0.47 billion of covered bonds.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three months ended March 31, 2021 and 2020, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended March 31, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the three months ended March 31, 2021, transfers out of level 3 were mainly related to collateralized loan obligations, for which fair value was measured using prices based on observable market information. During the three months ended March 31, 2020, there were no transfers into or out of level 3.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(14)	$106
Total asset-backed securities	14	—	—	106	—	—	—	(14)	106
Other U.S. debt securities		—	—	—	—	—	15	—	15
Total Available-for-sale investment securities	14	—	—	106	—	—	15	(14)	121
Other assets:
Derivative instruments:
Foreign exchange contracts	2	—	—	4	—	—	—	—	6	$1
Total derivative instruments	2	—	—	4	—	—	—	—	6	1
Total assets carried at fair value	$16	$—	$—	$110	$—	$—	$15	$(14)	$127	$1

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2020
	Fair Value as of December 31, 2019	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	1,820	—	(83)	178	(42)	(32)	—	—	1,841	—
Total asset-backed securities	1,820	—	(83)	178	(42)	(32)	—	—	1,841	—
Non-U.S. debt securities:
Asset-backed securities	887	—	(65)	—	—	(2)	—	—	820	—
Other	45	—	(1)	—	—	—	—	—	44	—
Total non-U.S. debt securities	932	—	(66)	—	—	(2)	—	—	864	—
Total Available-for-sale investment securities	2,752	—	(149)	178	(42)	(34)	—	—	2,705	—
Other assets:
Derivative instruments:
Foreign exchange contracts	4	11	—	3	—	(1)	—	—	17	$12
Total derivative instruments	4	11	—	3	—	(1)	—	—	17	12
Total assets carried at fair value	$2,756	$11	$(149)	$181	$(42)	$(35)	$—	$—	$2,722	$12

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of March 31, 2021	As of December 31, 2020	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2021			As of March 31, 2021	As of December 31, 2020
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$6	$2	Option model	Volatility	4.2%	-	17.8%	7.3%	7.9%
Total	$6	$2
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$1	Option model	Volatility	4.7%	-	7.4%	4.7%	7.7%
Total	$—	$1

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2021
Financial Assets:
Cash and due from banks	$4,552	4,552	$4,552	$—	$—
Interest-bearing deposits with banks	107,554	107,554	—	107,554	—
Securities purchased under resale agreements	5,238	5,238	—	5,238	—
HTM securities purchased under the MMLF program	201	201	—	201	—
Investment securities held-to-maturity	46,261	46,953	5,566	41,337	50
Net loans (1)	31,467	31,512	—	29,340	2,171
Other(2)	6,757	6,757	—	6,757	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$57,079	$57,079	$—	$57,079	$—
Interest-bearing - U.S.	108,372	108,372	—	108,372	—
Interest-bearing - non-U.S.	79,442	79,442	—	79,442	—
Securities sold under repurchase agreements	587	587	—	587	—
Short-term borrowings under the MMLF program	200	200	—	200	—
Other short-term borrowings	642	642	—	642	—
Long-term debt	13,836	13,904	—	13,801	103
Other(1)	6,757	6,757	—	6,757	—

(1) Includes $7 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2021.
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

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 143 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
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
Starting in the first quarter of 2020, we supported our clients' liquidity needs through the MMLF program, purchasing a total of $29 billion of investment securities under that program, $0.2 billion of which remain outstanding as of March 31, 2021.
HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of March 31, 2021, we recognized an allowance for credit losses on HTM investment securities of $2 million.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,948	$28	$39	$8,937	$6,453	$123	$1	$6,575
Mortgage-backed securities	14,181	326	82	14,425	13,891	421	7	14,305
Total U.S. Treasury and federal agencies	23,129	354	121	23,362	20,344	544	8	20,880
Asset-backed securities:
Student loans(1)	283	5	—	288	313	2	1	314
Credit cards	90	1	—	91	90	—	—	90
Collateralized loan obligations	3,770	6	1	3,775	2,969	3	6	2,966
Non-agency CMBS and RMBS(2)	70	1	—	71	76	2	—	78
Total asset-backed securities	4,213	13	1	4,225	3,448	7	7	3,448
Non-U.S. debt securities:
Mortgage-backed securities	2,021	11	—	2,032	1,994	4	2	1,996
Asset-backed securities	2,296	2	1	2,297	2,294	1	4	2,291
Government securities	9,773	138	1	9,910	12,337	202	—	12,539
Other(3)	13,679	111	81	13,709	12,729	177	3	12,903
Total non-U.S. debt securities	27,769	262	83	27,948	29,354	384	9	29,729
State and political subdivisions(4)	1,431	69	2	1,498	1,470	80	2	1,548
Other U.S. debt securities	3,437	51	9	3,479	3,371	72	—	3,443
Total available-for-sale securities(5)	$59,979	$749	$216	$60,512	$57,987	$1,087	$26	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,530	$61	$—	$5,591	$6,057	$83	$—	$6,140
Mortgage-backed securities	34,930	629	322	35,237	36,901	955	67	37,789
Total U.S. Treasury and federal agencies	40,460	690	322	40,828	42,958	1,038	67	43,929
Asset-backed securities:
Student loans(1)	4,745	43	20	4,768	4,774	33	25	4,782
Non-agency CMBS and RMBS(6)	526	32	1	557	554	30	1	583
Total asset-backed securities	5,271	75	21	5,325	5,328	63	26	5,365
Non-U.S. debt securities:
Mortgage-backed securities	286	70	3	353	303	68	4	367
Government securities	246	—	—	246	342	—	—	342
Total non-U.S. debt securities	532	70	3	599	645	68	4	709
Total(5)(7)	46,263	835	346	46,752	48,931	1,169	97	50,003
HTM securities purchased under the MMLF program	201	—	—	201	3,300	4	—	3,304
Total held-to-maturity securities(5)	$46,464	$835	$346	$46,953	$52,231	$1,173	$97	$53,307

(1) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Consists entirely of non-agency CMBS as of both March 31, 2021 and December 31, 2020.
(3) As of March 31, 2021 and December 31, 2020, the fair value of other non-U.S. debt securities included $10.13 billion and $9.55 billion, respectively, primarily of supranational and non-U.S. agency bonds, $1.90 billion and $1.88 billion, respectively, of corporate bonds and $0.43 billion and $0.47 billion, respectively, of covered bonds.
(4) As of both March 31, 2021 and December 31, 2020, the fair value of state and political subdivisions includes securities in trusts of $0.70 billion. Additional information about these trusts is provided in Note 11.
(5) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2021.
(6) As of March 31, 2021 and December 31, 2020, the total amortized cost included $446 million and $464 million, respectively, of non-agency CMBS and $80 million and $90 million of non-agency RMBS, respectively.
(7) As of March 31, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $71.70 billion and $70.57 billion as of March 31, 2021 and December 31, 2020, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of March 31, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,438	$39	$—	$—	$5,438	$39
Mortgage-backed securities	3,753	82	11	—	3,764	82
Total U.S. Treasury and federal agencies	9,191	121	11	—	9,202	121
Asset-backed securities:
Collateralized loan obligations	985	—	234	1	1,219	1
Total asset-backed securities	985	—	234	1	1,219	1
Non-U.S. debt securities:
Asset-backed securities	231	—	895	1	1,126	1
Government securities	1,570	1	—	—	1,570	1
Other	4,618	81	71	—	4,689	81
Total non-U.S. debt securities	6,419	82	966	1	7,385	83
State and political subdivisions	60	—	46	2	106	2
Other U.S. debt securities	922	9	—	—	922	9
Total	$17,577	$212	$1,257	$4	$18,834	$216

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,636	$1	$—	$—	$1,636	$1
Mortgage-backed securities	1,394	7	63	—	1,457	7
Total U.S. Treasury and federal agencies	3,030	8	63	—	3,093	8
Asset-backed securities:
Student loans	31	—	197	1	228	1
Collateralized loan obligations	1,498	4	369	2	1,867	6
Total asset-backed securities	1,529	4	566	3	2,095	7
Non-U.S. debt securities:
Mortgage-backed securities	600	1	120	1	720	2
Asset-backed securities	1,015	3	446	1	1,461	4
Government securities	489	—	—	—	489	—
Other	715	3	80	—	795	3
Total non-U.S. debt securities	2,819	7	646	2	3,465	9
State and political subdivisions	95	—	76	2	171	2
Other U.S. debt securities	17	—	—	—	17	—
Total	$7,490	$19	$1,351	$7	$8,841	$26
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2021. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of March 31, 2021
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,211	$3,219	$3,524	$3,513	$2,213	$2,205	$—	$—	$8,948	$8,937
Mortgage-backed securities	109	114	795	808	3,808	3,830	9,469	9,673	14,181	14,425
Total U.S. Treasury and federal agencies	3,320	3,333	4,319	4,321	6,021	6,035	9,469	9,673	23,129	23,362
Asset-backed securities:
Student loans	123	127	54	53	—	—	106	108	283	288
Credit cards	—	—	—	—	90	91	—	—	90	91
Collateralized loan obligations	71	71	961	963	1,398	1,399	1,340	1,342	3,770	3,775
Non-agency CMBS and RMBS	—	—	—	—	—	—	70	71	70	71
Total asset-backed securities	194	198	1,015	1,016	1,488	1,490	1,516	1,521	4,213	4,225
Non-U.S. debt securities:
Mortgage-backed securities	276	277	576	578	49	50	1,120	1,127	2,021	2,032
Asset-backed securities	299	299	1,101	1,101	525	526	371	371	2,296	2,297
Government securities	2,526	2,527	6,736	6,866	453	458	58	59	9,773	9,910
Other	1,823	1,830	9,370	9,407	2,375	2,367	111	105	13,679	13,709
Total non-U.S. debt securities	4,924	4,933	17,783	17,952	3,402	3,401	1,660	1,662	27,769	27,948
State and political subdivisions	144	144	609	631	506	544	172	179	1,431	1,498
Other U.S. debt securities	590	594	2,786	2,820	61	65	—	—	3,437	3,479
Total	$9,172	$9,202	$26,512	$26,740	$11,478	$11,535	$12,817	$13,035	$59,979	$60,512
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,405	$4,444	$1,104	$1,126	$1	$1	$20	$20	$5,530	$5,591
Mortgage-backed securities	220	228	350	357	5,104	5,031	29,256	29,621	34,930	35,237
Total U.S. Treasury and federal agencies	4,625	4,672	1,454	1,483	5,105	5,032	29,276	29,641	40,460	40,828
Asset-backed securities:
Student loans	364	357	125	123	901	908	3,355	3,380	4,745	4,768
Non-agency CMBS and RMBS	135	147	253	255	2	2	136	153	526	557
Total asset-backed securities	499	504	378	378	903	910	3,491	3,533	5,271	5,325
Non-U.S. debt securities:
Mortgage-backed securities	84	81	22	22	—	—	180	250	286	353
Government securities	246	246	—	—	—	—	—	—	246	246
Total non-U.S. debt securities	330	327	22	22	—	—	180	250	532	599
Total	5,454	5,503	1,854	1,883	6,008	5,942	32,947	33,424	46,263	46,752
Held-to-maturity under money market mutual fund liquidity facility	201	201	—	—	—	—	—	—	201	201
Total held-to-maturity securities	$5,655	$5,704	$1,854	$1,883	$6,008	$5,942	$32,947	$33,424	$46,464	$46,953
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
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the review of investment securities for expected credit losses or impairment, refer to pages 148 to 149 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2021, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
Our allowance for credit losses on our HTM securities is approximately $2 million as of March 31, 2021. In the first quarter of 2021, we recorded a $1 million reserve release and no charge-offs on HTM securities.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $562 million related to 664 securities as of March 31, 2021 to not be the result of any material changes in the credit characteristics of the securities.

Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, overdrafts and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$11,054	11,531
Leveraged loans	3,103	2,923
Overdrafts	4,507	1,894
Other(3)	1,963	2,688
Commercial real estate	2,096	2,096
Total domestic	22,723	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	4,768	4,432
Leveraged loans	1,109	1,242
Overdrafts	2,956	1,088
Other(3)	29	31
Total foreign	8,862	6,793
Total loans(2)	31,585	27,925
Allowance for credit losses	(118)	(122)
Loans, net of allowance	$31,467	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,288 million loans to real money funds, $8,450 million private equity capital call finance loans and $832 million loans to business development companies as of March 31, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,110 million securities finance loans, $831 million loans to municipalities and $51 million other loans as of March 31, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
The commercial and financial segment is composed of primarily fund finance loans, purchased leveraged loans, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2021 and December 31, 2020, the loans
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
pledged as collateral totaled $8.63 billion and $8.07 billion, respectively.
As of March 31, 2021 and December 31, 2020, we had no loans on non-accrual status.
We sold $42 million of leveraged loans in the first quarter of 2021 of which $7 million remained unsettled and was held for sale as of March 31, 2021.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the first quarter of 2021.
Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for financial assets held at amortized cost and off-balance sheet commitments. The allowance for credit losses is reviewed on a regular basis, and any provision for credit losses is recorded to reflect the amount necessary to maintain the allowance for expected credit losses at a level which represents what management does not expect to recover due to expected credit losses. For additional discussion on the allowance for credit losses for investment securities, please refer to Note 3, to the consolidated financial statements in this Form 10-Q.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured as the difference between the discounted value of the expected future cash flows, utilizing the effective interest rate and the amortized cost basis of the asset. As of March 31, 2021, we had nine loans for $212 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $20 million as of March 31, 2021 on these loans.
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
For additional information on the allowance for credit losses, refer to pages 150 to 151 in Note 4 to the consolidated financial statements included under item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.

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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2021.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade. Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 82% of our loans were rated as investment grade as of March 31, 2021 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative. Counterparties that have the ability to repay but face significant uncertainties, such as adverse business, financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 17% of our loans as of March 31, 2021, and are concentrated in leveraged loans. Approximately 86% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2021.
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
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,147	$1,675	$25,822
Speculative	5,088	421	5,509
Special mention	111	—	111
Substandard	127	—	127
Doubtful	16	—	16
Total(1)	$29,489	$2,096	$31,585

December 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,859	$1,724	$22,583
Speculative	4,852	372	5,224
Special mention	67	—	67
Substandard	34	—	34
Doubtful	17	—	17
Total(1)	$25,829	$2,096	$27,925

(1) Loans Include $7,463 million and $2,982 million of overdrafts as of March 31, 2021 and December 31, 2020 respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of March 31, 2021. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,563	$58	$385	$4	$162	$200	$11,767	$17,139
Speculative	346	438	822	721	556	42	349	3,274
Special mention	—	—	48	29	34	—	—	111
Substandard	—	—	48	26	—	29	—	103
Total commercial and financing	$4,909	$496	$1,303	$780	$752	$271	$12,116	$20,627

Commercial real estate:
Risk Rating:
Investment grade	$—	$129	$383	$689	$277	$197	$—	$1,675
Speculative	120	49	166	57	—	29	—	$421
Total commercial real estate	$120	$178	$549	$746	$277	$226	$—	$2,096

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,275	$—	$—	$—	$—	$—	$4,733	$7,008
Speculative	730	176	348	256	177	63	64	1,814
Substandard	—	—	—	24	—	—	—	24
Doubtful	—	—	—	—	16	—	—	16
Total commercial and financing	$3,005	$176	$348	$280	$193	$63	$4,797	$8,862

Total loans	$8,034	$850	$2,200	$1,806	$1,222	$560	$16,913	$31,585

(1) Any reserve associated with accrued interest is not material. As of March 31, 2021, accrued interest receivable of $105 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2020:

(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,894	$388	$4	$167	$200	$—	$12,836	$15,489
Speculative	432	942	822	610	43	—	597	3,446
Special mention	—	28	—	39	—	—	—	67
Substandard	—	5	—	—	29	—	—	34
Total commercial and financing	$2,326	$1,363	$826	$816	$272	$—	$13,433	$19,036

Commercial real estate:
Risk Rating:
Investment grade	$178	$383	$688	$277	$197	$—	$—	$1,723
Speculative	120	166	58	—	—	29	—	$373
Total commercial real estate	$298	$549	$746	$277	$197	$29	$—	$2,096

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,028	$—	$—	$—	$—	$—	$4,343	$5,371
Speculative	283	401	346	162	26	66	121	1,405
Doubtful	—	—	—	17	—	—	—	17
Total commercial and financing	$1,311	$401	$346	$179	$26	$66	$4,464	$6,793

Total loans	$3,935	$2,313	$1,918	$1,272	$495	$95	$17,897	$27,925

(1) Any reserve associated with accrued interest is not material. As of December 31, 2020, accrued interest receivable of $72 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

The following table presents the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs	—	—	—	—	—	—	—
Provision	(1)	(5)	6	(1)	(7)	(1)	(9)
Currency translation	(4)	—	—	—	—	—	(4)
Ending balance	$92	$12	$14	$2	$15	$—	$135

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.
.

	Three Months Ended March 31, 2020
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
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. We reduced the allowance for credit losses by $13 million, principally through a $9 million reserve release in the provision for credit losses in the first quarter of 2021, versus an increase in the allowance for credit losses of $31 million principally through a $36 million provision for credit losses, in the first quarter of 2020. The reduction in the allowance reflects a shift in management’s economic outlook toward economic expansion and limited negative credit migration within our loan portfolio. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	124	3	127
Ending balance December 31, 2020	7,413	270	7,683
Acquisitions(2)	3	—	3
Foreign currency translation	(56)	(1)	(57)
Ending balance March 31, 2021	$7,360	$269	$7,629

(1) Investment Servicing includes our acquisition of CRD.
(2) On March 31, 2021, Investment Servicing includes our acquisition of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, with a total purchase price of approximately EUR 220 million or approximately $258 million. We accounted for this acquisition of a going concern as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(206)	(28)	(234)
Foreign currency translation	31	—	31
Ending balance December 31, 2020	1,733	94	1,827
Acquisitions(2)	253	—	253
Amortization	(52)	(6)	(58)
Foreign currency translation	(15)	—	(15)
Ending balance March 31, 2021	$1,919	$88	$2,007

(1) Investment Servicing includes our acquisition of CRD.
(2) On March 31, 2021, Investment Servicing includes our acquisition of the depositary bank and fund administrator activities, of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, for a total purchase price of approximately EUR 220 million or approximately $258 million. We accounted for this acquisition of a going concern as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

March 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,827	$(1,387)	$1,440
Technology	386	(115)	271
Core deposits	699	(429)	270
Other	104	(78)	26
Total	$4,016	$(2,009)	$2,007

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,704	$(1,450)	$1,254
Technology	393	(113)	280
Core deposits	690	(425)	265
Other	107	(79)	28
Total	$3,894	$(2,067)	$1,827
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Securities borrowed(1)	$24,773	$18,330
Derivative instruments, net	8,170	5,804
Bank-owned life insurance	3,502	3,479
Investments in joint ventures and other unconsolidated entities	3,027	3,095
Collateral, net	1,639	2,713
Receivable for securities settlement	1,110	117
Right-of-use assets	632	720
Accounts receivable	468	379
Prepaid expenses	461	383
Income tax receivable	300	367
Deferred tax assets, net of valuation allowance(2)	221	233
Deposits with clearing organizations	58	58
Other	872	832
Total	$45,233	$36,510

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt and AFS securities. We use interest rate contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$3,238	$2,842
Foreign exchange contracts:
Forward, swap and spot	2,735,180	2,640,989
Options purchased	1,333	946
Options written	380	661
Futures	2,639	1,980
Other:
Stable value contracts(1)	32,654	32,359
Deferred value awards(2)	443	332
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	7,459	7,449
Foreign exchange contracts:
Forward and swap	6,055	5,221

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$21,776	$25,939	$22,044	$25,811
Other derivative contracts	—	—	181	157
Total	$21,776	$25,939	$22,225	$25,968

Derivatives designated as hedging instruments:
Foreign exchange contracts	$122	$4	$1	$116
Interest rate contracts	1	1	35	42
Total	$123	$5	$36	$158

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$242	$333
Foreign exchange contracts	Interest expense	21	2
Interest rate contracts	Foreign exchange trading services revenue	—	3
Other derivative contracts	Compensation and employee benefits	(79)	(67)
Total		$184	$271

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,771	$—	$636
Available-for-sale securities	2,814	(8)	37

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$10,519	$3	$688
Available-for-sale securities	2,330	2	43

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of March 31, 2021 and December 31, 2020, the total notional amount of the interest rate swaps of fair value hedges was $2.61 billion and $2.60 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2021	2020			2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$16	$(11)	Available-for-sale securities(1)	Net interest income	$(16)	$10
Interest rate contracts	Net interest income	(12)	547	Long-term debt	Net interest income	11	(535)
Total		$4	$536			$(5)	$(525)

(1) In the first quarter of 2021, approximately $12 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $7 million of net unrealized losses in the same period in 2020.
State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(16)	$158	Net interest income	$18	$—
Foreign exchange contracts	36	10	Net interest income	3	7
Total derivatives designated as cash flow hedges	$20	$168		$21	$7

Derivatives designated as net investment hedges:
Foreign exchange contracts	$135	$108	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	135	108		—	—
Total	$155	$276		$21	$7

(1) As of March 31, 2021, the maximum maturity date of the underlying hedged items is approximately 3.4 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of March 31, 2021 totaled approximately $5.15 billion, against which we provided $3.66 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2021, the maximum additional collateral we would be required to post to our counterparties is approximately $1.49 billion.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 163 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
As of March 31, 2021 and December 31, 2020, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $9.94 billion and $6.48 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $2.89 billion and $3.88 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$21,898	$(11,923)	$9,975	$—	$9,975
Interest rate contracts(6)	1	(1)	—	—	—
Cash collateral and securities netting	NA	(1,805)	(1,805)	(1,174)	(2,979)
Total derivatives	21,899	(13,729)	8,170	(1,174)	6,996
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	144,230	(114,219)	30,011	(29,672)	339
Total derivatives and other financial instruments	$166,129	$(127,948)	$38,181	$(30,846)	$7,335

Assets:	December 31, 2020
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,943	$(14,271)	$11,672	$—	$11,672
Interest rate contracts(6)	1	—	1	—	1
Cash collateral and securities netting	NA	(5,869)	(5,869)	(1,105)	(6,974)
Total derivatives	25,944	(20,140)	5,804	(1,105)	4,699
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	174,461	(153,025)	21,436	(20,568)	868
Total derivatives and other financial instruments	$200,405	$(173,165)	$27,240	$(21,673)	$5,567

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
(7) Included in the $30.01 billion as of March 31, 2021 were $5.24 billion of resale agreements and $24.77 billion of collateral provided related to securities borrowing. Included in the $21.44 billion as of December 31, 2020 were $3.11 billion of resale agreements and $18.33 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$22,045	$(11,923)	$10,122	$—	$10,122
Interest rate contracts(6)	35	(1)	34	—	34
Other derivative contracts	181	—	181	—	181
Cash collateral and securities netting	NA	(3,610)	(3,610)	(1,652)	(5,262)
Total derivatives	22,261	(15,534)	6,727	(1,652)	5,075
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	128,605	(114,220)	14,385	(13,815)	570
Total derivatives and other financial instruments	$150,866	$(129,754)	$21,112	$(15,467)	$5,645

Liabilities:	December 31, 2020
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,927	$(14,271)	$11,656	$—	$11,656
Interest rate contracts(6)	42	—	42	—	42
Other derivative contracts	157	—	157	—	157
Cash collateral and securities netting	NA	(1,287)	(1,287)	(1,732)	(3,019)
Total derivatives	26,126	(15,558)	10,568	(1,732)	8,836
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	165,793	(153,025)	12,768	(12,448)	320
Total derivatives and other financial instruments	$191,919	$(168,583)	$23,336	$(14,180)	$9,156

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
(7) Included in the $14.39 billion as of March 31, 2021 were $0.59 billion of repurchase agreements and $13.80 billion of collateral received related to securities lending transactions. Included in the $12.77 billion as of December 31, 2020 were $3.41 billion of repurchase agreements and $9.36 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of March 31, 2021				As of December 31, 2020
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$110,960	$—	$—	$110,960	$152,140	$—	$—	$152,140
Total	110,960	—	—	110,960	152,140	—	—	152,140
Securities lending transactions:
US Treasury and agency securities	2	—	—	2	—	—	—	—
Corporate debt securities	96	—	—	96	110	—	—	110
Equity securities	9,308	38	1,444	10,790	7,578	56	1,156	8,790
Other(1)	6,757	—	—	6,757	4,753	—	—	4,753
Total	16,163	38	1,444	17,645	12,441	56	1,156	13,653
Gross amount of recognized liabilities for repurchase agreements and securities lending	$127,123	$38	$1,444	$128,605	$164,581	$56	$1,156	$165,793

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on our commitments and guarantees, refer to page 166 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Commitments:
Unfunded credit facilities	$34,114	$34,213
Guarantees(1):
Indemnified securities financing	$436,039	$440,875
Standby letters of credit	3,502	3,330

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
As of March 31, 2021, approximately 72% of our unfunded commitments to extend credit expire within one year, compared to approximately 73% as of December 31, 2020.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 166 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2021	December 31, 2020
Fair value of indemnified securities financing	$436,039	$440,875
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	457,367	463,273
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	59,308	54,432
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	64,146	58,092
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2021 and December 31, 2020, we had approximately $24.77 billion and $18.33 billion, respectively, of collateral provided and approximately $13.80 billion and $9.36 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street. For additional information on our repurchase and reverse repurchase agreements, please refer to Note 8 to the consolidated financial statements in this Form 10-Q.
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
As of March 31, 2021, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $146 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2021, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $310 million as of March 31, 2021 increased from $308 million as of December 31, 2020.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns, including amended returns, for tax years 2014-2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of March 31, 2021 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our variable interest entities (VIEs), refer to pages 169 to 170 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2020 Form 10-K.
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of March 31, 2021 and December 31, 2020, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.70 billion and $0.70 billion, respectively, and other short-term borrowings of $0.61 billion and $0.62 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted-average life of approximately 2.4 years as of March 31, 2021, compared to approximately 2.7 years as of December 31, 2020.
Interests in Investment Funds
As of March 31, 2021, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $13 million and $0 million, respectively. As of December 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of both March 31, 2021 and December 31, 2020, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million, and represented the value of our economic ownership interest in the funds.
As of March 31, 2021 and December 31, 2020, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million as of both March 31, 2021 and December 31, 2020, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2021:

Preferred Stock(2):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2021 (In millions)	Redemption Date(1)
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.78088% effective March 15, 2021	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series F	953	9.53	7	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$25			$44

In April 2021, we declared dividends on our series D, F, G and H preferred stock of approximately $1,475, $966, $1,338 and $2,813 respectively, per share, or approximately $0.37, $9.66, $0.33 and $28.13 respectively, per depositary share. These dividends total approximately $11 million, $2 million, $7 million and $14 million on our series D, F, G and H preferred stock, respectively, which will be paid in June 2021.
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
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve.
The tables below present the activity under our common stock purchase program for the periods indicated:

Three Months Ended March 31, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
6.2	$76.21	$475

Three Months Ended March 31, 2020
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
6.5	$77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$182	$0.52	$183

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2020
Net unrealized gains (losses) on cash flow hedges	$57	$47
Net unrealized gains (losses) on available-for-sale securities portfolio	502	556
Net unrealized gains (losses) related to reclassified available-for-sale securities	(46)	23
Net unrealized gains (losses) on available-for-sale securities	456	579
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(21)	(43)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(69)	154
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(170)	(175)
Foreign currency translation	(669)	(1,480)
Total	$(418)	$(920)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	(15)	(413)	135	—	—	(335)	(628)
Amounts reclassified into earnings	15	—	—	—	8	—	23
Other comprehensive income (loss)	—	(413)	135	—	8	(335)	(605)
Balance as of March 31, 2021	$57	$435	$(69)	$(2)	$(170)	$(669)	$(418)

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	112	126	108	—	—	(408)	(62)
Amounts reclassified into (out of) earnings	5	1	—	—	12	—	18
Other comprehensive income (loss)	117	127	108	—	12	(408)	(44)
Balance as of March 31, 2020	$47	$536	$154	$(2)	$(175)	$(1,480)	$(920)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $0 and $1, respectively	$—	$1	Net gains (losses) from sales of available-for-sale securities
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into Income, net of related taxes of $6 and $2	15	5	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $3 and $4, respectively	8	12	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$23	$18
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 174 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
As of March 31, 2021, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2021, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2021 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2021	Basel III Standardized Approach March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches March 31, 2021	Basel III Standardized Approach March 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$10,731	$10,731	$10,709	$10,709	$12,893	$12,893	$12,893	$12,893
Retained earnings			23,751	23,751	23,442	23,442	13,479	13,479	12,939	12,939
Accumulated other comprehensive income (loss)			(418)	(418)	187	187	(221)	(221)	371	371
Treasury stock, at cost			(11,035)	(11,035)	(10,609)	(10,609)	—	—	—	—
Total			23,029	23,029	23,729	23,729	26,151	26,151	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,149)	(9,149)	(9,019)	(9,019)	(8,880)	(8,880)	(8,745)	(8,745)
Other adjustments(1)			(437)	(437)	(333)	(333)	(250)	(250)	(152)	(152)
Common equity tier 1 capital			13,443	13,443	14,377	14,377	17,021	17,021	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			15,419	15,419	16,848	16,848	17,021	17,021	17,306	17,306
Qualifying subordinated long-term debt			1,801	1,801	961	961	963	963	966	966
Allowance for credit losses			—	135	1	148	—	135	10	148
Total capital			$17,220	$17,355	$17,810	$17,957	$17,984	$18,119	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$66,726	$122,074	$63,367	$114,892	$62,082	$119,020	$58,960	$110,797
Operational risk(3)			44,075	NA	44,150	NA	43,600	NA	43,663	NA
Market risk			2,250	2,250	2,188	2,188	2,250	2,250	2,188	2,188
Total risk-weighted assets			$113,051	$124,324	$109,705	$117,080	$107,932	$121,270	$104,811	$112,985

Adjusted quarterly average assets			$285,480	$285,480	$263,490	$263,490	$282,319	$282,319	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements(4)	2020 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	11.9%	10.8%	13.1%	12.3%	15.8%	14.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	13.6	12.4	15.4	14.4	15.8	14.0	16.5	15.3
Total capital	11.5	11.5	15.2	14.0	16.2	15.3	16.7	14.9	17.4	16.3
Tier 1 leverage(5)	4.0	4.0	5.4	5.4	6.4	6.4	6.0	6.0	6.6	6.6

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of one of the eight U.S. G-SIBs.
NA Not applicable
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2020
Interest income:
Interest-bearing deposits with banks	$(9)	$81
Investment securities:
Investment securities available-for-sale	140	213
Investment securities held-to-maturity	180	271
Investment securities purchased under money market liquidity facility	4	8
Securities purchased under resale agreements	10	65
Loans	141	184
Other interest-earning assets	5	46
Total interest income	471	868
Interest expense:
Interest-bearing deposits	(69)	68
Short term borrowings under money market liquidity facility	4	6
Securities sold under repurchase agreements	—	2
Other short-term borrowings	—	10
Long-term debt	60	88
Other interest-bearing liabilities	9	30
Total interest expense	4	204
Net interest income	$467	$664
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2020
Professional services	$80	$81
Regulatory fees and assessments	18	12
Sales advertising public relations	17	18
Securities processing	12	15
Insurance	3	5
Bank operations	2	9
Other	90	90
Total other expenses	$222	$230

Acquisition Costs
We recorded approximately $11 million of acquisition costs in the first quarter of 2021 compared to $11 million in the same period in 2020 related to our acquisition of CRD.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	$157	$6	$1	$164
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186
Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to pages 181 to 182 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Net income	$519	$634
Less:
Preferred stock dividends	(30)	(53)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)
Net income available to common shareholders	$489	$580
Average common shares outstanding (In thousands):
Basic average common shares	350,743	353,746
Effect of dilutive securities: equity-based awards	4,947	4,247
Diluted average common shares	355,690	357,993
Anti-dilutive securities(2)	255	918
Earnings per common share:
Basic	$1.39	$1.64
Diluted(3)	1.37	1.62

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 176 and 177 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 182 to 183 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, certain employee costs, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Servicing fees	$1,371	$1,287	$—	$—	$—	$—	$1,371	$1,287
Management fees	—	—	493	464	—	—	493	464
Foreign exchange trading services	333	434	13	10	—	—	346	444
Securities finance	95	89	4	3	—	—	99	92
Software and processing fees(1)(2)	172	137	2	(25)	—	—	174	112
Total fee revenue(1)	1,971	1,947	512	452	—	—	2,483	2,399
Net interest income	473	663	(6)	1	—	—	467	664
Total other income	—	2	—	—	—	—	—	2
Total revenue(1)	2,444	2,612	506	453	—	—	2,950	3,065
Provision for credit losses	(9)	36	—	—	—	—	(9)	36
Total expenses(1)	1,879	1,859	397	385	56	11	2,332	2,255
Income before income tax expense	$574	$717	$109	$68	$(56)	$(11)	$627	$774
Pre-tax margin	23%	27%	21%	15%			21%	25%

(1) Investment Servicing includes results from our acquisition of CRD on October 1, 2018.
(2) Investment Management includes other revenue items that are primarily driven by equity market movements.
State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18.  Revenue from Contracts with Customers
For additional information on our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 184 to 186 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2021
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,371	$—	$1,371	$—	$—	$—	$1,371
Management fees	—	—	—	493	—	493	493
Foreign exchange trading services	95	238	333	13	—	13	346
Securities finance	60	35	95	—	4	4	99
Software and processing fees	108	64	172	—	2	2	174
Total fee revenue	1,634	337	1,971	506	6	512	2,483
Net interest income	—	473	473	—	(6)	(6)	467
Total other income	—	—	—	—	—	—	—
Total revenue	$1,634	$810	$2,444	$506	$—	$506	$2,950

	Three Months Ended March 31, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,287	$—	$1,287	$—	$—	$—	$1,287
Management fees	—	—	—	464	—	464	464
Foreign exchange trading services	100	334	434	10	—	10	444
Securities finance	57	32	89	—	3	3	92
Software and processing fees	107	30	137	—	(25)	(25)	112
Total fee revenue	1,551	396	1,947	474	(22)	452	2,399
Net interest income	—	663	663	—	1	1	664
Total other income	—	2	2	—	—	—	2
Total revenue	$1,551	$1,061	$2,612	$474	$(21)	$453	$3,065
Contract balances and contract costs
As of March 31, 2021 and December 31, 2020, net receivables of $4.24 billion and $2.68 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,337	$1,613	$2,950	$1,357	$1,708	$3,065
Income before income tax expense	312	315	627	339	435	774

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $106.25 billion and $104.44 billion as of March 31, 2021 and 2020, respectively.
State Street Corporation | 85

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
April 23, 2021

State Street Corporation | 86

ACRONYMS

ABS	Asset-backed securities	LCR(1)	Liquidity coverage ratio
AFS	Available-for-sale	LIHTC	Low income housing tax credits
AML	Anti-money laundering	LDA model	Loss distribution approach model
AOCI	Accumulated other comprehensive income (loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LTD	Long-term debt
AUC/A	Assets under custody and/or administration	MBS	Mortgage-backed securities
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCC	Business Conduct Committee	MRC	Model Risk Committee
bps	Basis points	MRM	Model Risk Management
CAP	Capital adequacy process	MVG	Model Validation Group
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CRD	Charles River Development	NIM	Net interest margin
CET1(1)	Common equity tier 1	NOL	Net Operating Loss
CFTC	Commodity Futures Trading Commission	NSFR(1)	Net stable funding ratio
CIS	Corporate Information Security	ORM	Operational risk management
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Over-the-counter
CRO	Chief Risk Officer	OTTI	Other-than-temporary-impairment
CRPC	Credit Risk & Policy Committee	PCA	Prompt corrective action
CVA	Credit valuation adjustment	PCAOB	Public Company Accounting Oversight Board
DOJ	Department of Justice	PD(1)	Probability-of-default
DOL	Department of Labor	P&L	Profit-and-loss
E&A Committee	Examining and Audit Committee	RC	Risk Committee
ECB	European Central Bank	RWA(1)	Risk-weighted asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SCB	Stress Capital Buffer
EMEA	Europe, Middle East, and Africa	SEC	Securities and Exchange Commission
EPS	Earnings per share	SIFI	Systemically important financial institutions
ERM	Enterprise Risk Management	SLB	Stress Leverage Buffer
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TCJA	Tax Cuts and Jobs Act
FTE	Fully taxable-equivalent	TLAC(1)	Total loss-absorbing capacity
FSOC	Financial Stability Oversight Council	TMRC	Trading and Markets Risk Committee
FX	Foreign exchange	TOPS	Technology and Operations Committee
GAAP	Generally accepted accounting principles	TORC	Technology and Operational Risk Committee
GCR	Global credit review	UCITS	Undertakings for Collective Investments in Transferable Securities
G-SIB	Global systemically important bank	UOM	Unit of measure
HQLA(1)	High-quality liquid assets	VaR	Value-at-Risk
HRC	Human Resources Committee	VIE	Variable interest entity
HTM	Held-to-maturity	WD	Withdrawn
IDI	Insured Depository Institution

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

Exposure-at-default: A measure used in the calculation of regulatory capital under Basel III final rule. It can be defined as the expected amount of loss a bank may be exposed to upon default of an obligor.

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

PART2. OTHER INFORMATION

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
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve.
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

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In thousands)
Period:
January 1 - January 31, 2021	1,375	$72.85	1,375	$374,840
February 1 - February 28, 2021	2,744	73.83	2,744	172,268
March 1 - March 31, 2021	2,114	81.49	2,114	—
Total	6,233	$76.21	6,233	$—

State Street Corporation | 89

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

(Note:None of the instruments defining the rights of holders of State Street's outstanding long-term debt are in respect of indebtedness in excess of 10%of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

	10.1†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.2†	State Street's 2017 Stock Incentive Plan and forms of award agreement thereunder

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2021 and 2020, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2021 and 2020, (iii) consolidated statement of condition as of March 31, 2021 and December 31, 2020, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2021 and 2020, (v) consolidated statement of cash flows for the three months ended March 31, 2021 and 2020, and (vi) notes to consolidated financial statements.
State Street Corporation | 90

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	April 23, 2021	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 23, 2021	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 91