Form 10-Q
period 2021-06-30
STATE STREET CORP
filed 2021-07-23
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 21, 2021 was 343,503,114.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2021

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $42.60 trillion of AUC/A and $3.90 trillion of AUM as of June 30, 2021.
As of June 30, 2021, we had consolidated total assets of $326.53 billion, consolidated total deposits of $263.97 billion, consolidated total shareholders' equity of $25.17 billion and 39,146 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the SEC (2020 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2020 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
•contingencies; and
•allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 123 to 125, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K and Significant Accounting Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. We did not change these significant accounting policies in the first six months of 2021.
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
•Our development and completion of new products and services, including State Street Alpha and State Street Digital, and our enhancement of the capabilities of our existing products and services in light of changed client needs and competitive pressures, may involve costs and dependencies and expose us to increased risk;
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of our acquisitions, pose risks for our business;
•The COVID-19 pandemic continues to exacerbate certain risks and uncertainties for our business; and
•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
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
Operational Risks
•Our control environment may be inadequate, fail or be circumvented, and, if so, operational risks could adversely affect our consolidated results of operations;
•Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk and reputational harm and may not result in expected cost savings;
•Attacks or unauthorized access to our information technology systems or facilities, or those of the third parties with which we do business, or disruptions to our or their continuous operations, could result in significant costs, reputational damage and impacts on our business activities;
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
•The impacts of climate change could adversely affect our business operations; and
•We may incur losses as a result of unforeseen events, including terrorist attacks, natural disasters, the emergence of a new pandemic or acts of embezzlement.
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at www.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,			% Change
(Dollars in millions, except per share amounts)	2021		2020
Total fee revenue	$2,514		$2,378	6%
Net interest income	467		559	(16)
Total other income	53		—	nm
Total revenue	3,034		2,937	3
Provision for credit losses	(15)		52	nm
Total expenses	2,111		2,082	1
Income before income tax expense	938		803	17
Income tax expense	175		109	61
Net income	$763		$694	10
Adjustments to net income:
Dividends on preferred stock(1)	$(34)		$(32)	6
Earnings allocated to participating securities(2)	(1)		—	nm
Net income available to common shareholders	$728		$662	10
Earnings per common share:
Basic	$2.11		$1.88	12
Diluted	2.07		1.86	11
Average common shares outstanding (in thousands):
Basic	345,889		352,157	(2)
Diluted	351,582		356,413	(1)
Cash dividends declared per common share	$.52		$.52	—
Return on average common equity	12.6%		12.1%	50 bps
Pre-tax margin	30.9		27.3	360
	Six Months Ended June 30,			% Change
(Dollars in millions, except per share amounts)	2021		2020
Total fee revenue	$4,997		$4,777	5%
Net interest income	934		1,223	(24)
Total other income	53	—	2	nm
Total revenue	5,984		6,002	—
Provision for credit losses	(24)		88	nm
Total expenses	4,443		4,337	2
Income before income tax expense	1,565		1,577	(1)
Income tax expense	283		249	14
Net income	$1,282		$1,328	(3)
Adjustments to net income:
Dividends on preferred stock(1)	$(64)		$(85)	(25)
Earnings allocated to participating securities(2)	(1)		(1)	—
Net income available to common shareholders	$1,217		$1,242	(2)
Earnings per common share:
Basic	$3.49		$3.52	(1)
Diluted	3.44		3.48	(1)
Average common shares outstanding (in thousands):
Basic	348,303		352,952	(1)
Diluted	353,434		357,028	(1)
Cash dividends declared per common share	$1.04		$1.04	—
Return on average common equity	10.5%		11.5%	(100) bps
Pre-tax margin	26.2		26.3	(10)

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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2021 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and six months ended June 30, 2021, compared to the same periods in 2020, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2020 period to the relevant 2021 period results.
Financial Results and Highlights
•Second quarter of 2021 financial performance:
◦EPS of $2.07 in the second quarter of 2021, up 11%, from $1.86 in the same period in 2020.
◦Total fee revenue was up 6% in the second quarter of 2021, compared to the same period in 2020, including 2% due to currency translation.
◦Servicing fee revenues were up 10% in the second quarter of 2021, compared to the same period in 2020, including 3% due to currency translation. Management fee revenues were up 14% in the second quarter of 2021, compared to the same period in 2020, including 2% due to currency translation.
◦In the second quarter of 2021, return on equity of 12.6% increased from 12.1% in the same period in 2020, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 30.9% in the second quarter of 2021 increased from 27.3% in the same period in 2020, primarily due to an increase in total revenue.
◦Operating leverage was 1.9% points in the second quarter of 2021, predominantly due to a $53 million gain on the sale of a majority share of our Wealth Management Services (WMS) business. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
•During the second quarter of 2021, our business and financial results continued to reflect effects of the COVID-19 pandemic:
◦Approximately 80% of our employees globally continue to work remotely as of June 30, 2021.
◦We continued to experience high levels of client deposits in the second quarter of 2021 amidst the Federal Reserve's expansionary monetary policy.
Revenue
•Total revenue increased 3% in the second quarter of 2021, compared to the same period in 2020, including 2% due to currency translation, as the increase in total fee revenue was partially offset by a decline in NII. Total fee revenue increased 6% in the second quarter of 2021, compared to the same period in 2020, primarily driven by increases in servicing fees, management fees and securities finance revenue, partially offset by lower foreign exchange trading services revenue and software and processing fees.
•Servicing fee revenue increased 10% in the second quarter of 2021, compared to the same period in 2020, primarily due to higher average equity market levels, client flows, and net new business, partially offset by normal pricing headwinds and lower client activity in the second quarter of 2021. Currency translation increased servicing fees by 3% in the second quarter of 2021, relative to the same period in 2020.
•Management fee revenue increased 14% in the second quarter of 2021, compared to the same period in 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by a previously reported idiosyncratic institutional client asset reallocation in the first quarter of 2021 and higher money market fee waivers. Currency translation increased management fees by 2% in the second quarter of 2021, relative to the same period in 2020.
•Foreign exchange trading services decreased 12% in the second quarter of 2021, compared to the same period in 2020, primarily due to lower FX volatility, as compared to the high levels of volatility experienced in the second quarter of 2020
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
during the COVID-19 pandemic, partially offset by higher client FX volumes.
•Securities finance revenue increased 18% in the second quarter of 2021, compared to the same period in 2020, reflecting higher agency lending and enhanced custody balances, partially offset by lower spreads.
•Software and processing fees revenue decreased 12% in the second quarter of 2021, compared to the same period in 2020, primarily due to the absence of prior year market-related adjustments.
•NII decreased 16% in the second quarter of 2021, compared to the same period in 2020, primarily due to lower investment portfolio yields and a decline in average short-end market rates, partially offset by growth in deposits, the investment portfolio size and loan balances.
Provision for Credit Losses
•The provision for credit losses was a $15 million reserve release in the second quarter of 2021, compared to an expense of $52 million in the same period in 2020, which reflects a positive shift in management's economic outlook.
Expenses
•Total expenses increased 1% in the second quarter of 2021, compared to the same period in 2020, primarily reflecting the impact of currency translation, partially offset by lower notable items. Currency translation increased expenses by 2% in the second quarter of 2021, relative to the same period in 2020.
•The impact of notable items in the second quarter of 2021 includes:
◦$53 million gain on the sale of a majority share of our WMS business, recorded in other income;
◦legal accrual release of approximately $11 million; and
◦acquisition and restructuring costs of approximately $11 million, primarily related to CRD.
•The impact of notable items in the second quarter of 2020 includes acquisition and restructuring costs of approximately $12 million, primarily related to CRD.
AUC/A and AUM
•AUC/A of $42.60 trillion increased 27% as of June 30, 2021, compared to June 30, 2020, primarily due to higher period-end market levels, net new business growth and client flows. In the second quarter of 2021, newly announced asset servicing mandates totaled approximately $1.19 trillion. Servicing assets remaining to be installed in future periods totaled approximately $1.24 trillion as of June 30, 2021.
•AUM of $3.90 trillion increased 28% as of June 30, 2021, compared to June 30, 2020, primarily due to higher period-end market levels and net inflows from ETFs and cash, partially offset by institutional net outflows.
Capital
•In the second quarter of 2021, we returned a total of approximately $606 million to our shareholders in the form of common stock dividends and share repurchases.
•We declared common stock dividends of $0.52 per share, totaling $179 million in the second quarter of 2021, compared to $0.52 per share, totaling $183 million in the second quarter of 2020.
•In the second quarter of 2021, we acquired 5.0 million shares of common stock, under a share repurchase program approved by our Board in April 2021, at an average per share cost of $84.71 and an aggregate cost of approximately $425 million. We had no repurchases of our common stock in the second quarter of 2020.
▪In July 2021, we announced a third-quarter dividend of $0.57 per share on our common stock, representing a 10% increase on a per share basis from both the third quarter of 2020 and the second quarter of 2021.
▪In July 2021, our Board authorized share repurchases of up to $3.0 billion of our common stock through the end of 2022.
•Our CET1 capital ratio decreased to 11.2% as of June 30, 2021, compared to 12.3% as of December 31, 2020, primarily due to higher risk-weighted assets. Our Tier 1 leverage ratio decreased to 5.2% as of June 30, 2021 compared to 6.4% as of December 31, 2020, primarily due to higher client deposit levels. As of both June 30, 2021 and December 31, 2020, standardized capital ratios were binding.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2021, compared to the same periods in 2020, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,		% Change
(Dollars in millions)	2021	2020
Fee revenue:
Servicing fees	$1,399	$1,272	10%
Management fees(1)	504	444	14
Foreign exchange trading services(1)	286	325	(12)
Securities finance	109	92	18
Software and processing fees	216	245	(12)
Total fee revenue(2)	2,514	2,378	6
Net interest income:
Interest income	467	674	(31)
Interest expense	—	115	nm
Net interest income	467	559	(16)
Other income:
Other income	53	—	nm
Total other income	53	—	nm
Total revenue(1)	$3,034	$2,937	3

	Six Months Ended June 30,		% Change
(Dollars in millions)	2021	2020
Fee revenue:
Servicing fees	$2,770	$2,559	8%
Management fees(1)	997	908	10
Foreign exchange trading services(1)	632	769	(18)
Securities finance	208	184	13
Software and processing fees	390	357	9
Total fee revenue(2)	4,997	4,777	5
Net interest income:
Interest income	938	1,542	(39)
Interest expense	4	319	(99)
Net interest income	934	1,223	(24)
Other income:
Gains (losses) related to investment securities, net	—	2	nm
Other income	53	—	nm
Total other income	53	2	nm
Total revenue	$5,984	$6,002	—

(1) Certain fees associated with our GLD ETFs have been reclassified from foreign exchange trading services to management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $19 million and $34 million in the three and six months ended June 30, 2020, respectively.
(2) The impact of State Street Global Advisors gross money market fund fee waivers on management fee revenue was approximately $25 million and $40 million in the three and six months ended June 30, 2021, respectively, with an additional approximately $21 million and $31 million of gross money market fund fee waivers attributable to other fee revenue lines in the same periods, respectively.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2021 and 2020. Servicing and management fees collectively made up approximately 76% and 75% of the total fee revenue in the three and six months ended June 30, 2021, respectively, compared to 72% and 73% in the same periods in 2020, respectively.
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
Over the five years ended December 31, 2020, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately (1)% to 5% annually. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate, using relevant information as of June 30, 2021 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors constant and using relevant information as of June 30, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller impact on our servicing fee revenues on average and over time.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended June 30,			Three Months Ended June 30,			As of June 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
S&P 500®	4,184	2,932	43%	4,228	3,019	40%	4,298	3,100	39%
MSCI EAFE®	2,307	1,681	37	2,302	1,721	34	2,305	1,781	29
MSCI® Emerging Markets	1,351	930	45	1,366	950	44	1,375	995	38

	Daily Averages of Indices					Month-End Averages of Indices
	Six Months Ended June 30,					Six Months Ended June 30,
		2021	2020	% Change			2021	2020	% Change
S&P 500®		4,027	2,993	35%			4,030	2,970	36%
MSCI EAFE®		2,254	1,774	27			2,235	1,754	27
MSCI® Emerging Markets		1,357	980	38			1,347	961	40

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of June 30,
	2021	2020	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,354	2,362	—%
Barclays Capital Global Aggregate Bond Index®	541	527	3

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended June 30,
(In billions)	2021	2020
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$167.4	$56.3
Money Market	24.2	259.4
Exchange-Traded Fund	148.1	69.6
Total Flows	$339.7	$385.3

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$206.0	$167.6
Money Market	6.9	152.8
Exchange-Traded Fund	53.0	36.2
Total Flows	$265.9	$356.6

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
(3) The second quarter of 2021 data for North America (US domiciled) includes Morningstar direct actuals for April and May 2021 and Morningstar direct estimates for June 2021.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The second quarter of 2021 data is on a rolling three month basis for March 2021 through May 2021, sourced by Morningstar.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2020, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually. Gross investment servicing mandates were $1.19 trillion in the second quarter of 2021 and $1.3 trillion per year on average over the past five years. Over the five years ended December 31, 2020, gross annual investment servicing mandates ranged from $750 billion to nearly $2.0 trillion.
New business impacting servicing fees can include: custody; product accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the 2 years ended December 31, 2020. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates that are yet to be installed as of June 30, 2021, we expect the conversion will occur over the coming 12 to 24 months, with the associated revenue benefits beginning in 2022, and expected to be largely realized in 2023.
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
In order to offset the typical client attrition and normal pricing headwinds, we estimate that we need at least $1.5 trillion of new AUC/A per year; although, notwithstanding increases in AUC/A, servicing fees remain subject to several factors, including changes in market valuations, client activity and asset flows, the manner in which we price our services, the nature of the assets being serviced and the type of services and the other factors described in Item 1A, "Risk Factors", in our 2020 Form 10-K.
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
The impact of State Street Global Advisors gross money market fund fee waivers on total management fee revenue was approximately $25 million in the second quarter of 2021. As of June 30, 2021, and assuming short-term spot interest rates and the amount of money market fund assets remain constant, we estimate that the impact of gross money market fee waivers on our management fees would be in the range of approximately $20 million to $25 million in each subsequent quarter of 2021. We believe that a further decline in short-term interest rates, primarily one- and three-month interest rates, to zero would not materially impact this estimate. Alternatively, if short-term interest rates were to rise by approximately 10bps, the impact of gross money market fee waivers on our management fees would be largely mitigated in the subsequent quarterly periods.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of June 30, 2021 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 5%; and
•We estimate, similarly assuming all other factors constant and using relevant information as of June 30, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, will have a smaller impact on our management fee revenues on average and over time.
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
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2021, compared to the same periods in 2020.
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
NII on a FTE basis decreased in the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to lower investment portfolio yields and a decline in average short-end market rates, partially offset by growth in deposits, the investment portfolio size, and loan balances.
Investment securities net premium amortization, which is included in interest income, was $157 million and $326 million in the three and six months ended June 30, 2021, respectively, compared to $109 million and $217 million in the same periods in 2020, respectively. The increase is primarily driven by low interest rates and faster prepayments.
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

The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended June 30,
(Dollars in millions)	2021			2020
	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized premiums, net of discounts at period end	$895	$575	$1,470	$998	$668	$1,666
Net premium amortization(2)	101	56	157	89	20	109

(1) The investment securities portfolio duration is 3.1 years as of June 30, 2021.
(2) Net of discount accretion on MMLF HTM securities.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and six months ended June 30, 2021, compared to the same periods in 2020.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks (2)	$99,438	$(4)	(.02)%	$86,744	$4	.01%
Securities purchased under resale agreements(3)	3,958	3	.28	3,342	24	2.95
Trading account assets	729	—	—	877	—	—
Investment securities:
Investment securities available for sale	66,225	145	.88	57,462	189	1.31
Investment securities held-to-maturity	45,243	166	1.47	40,127	231	2.32
Investment securities held-to-maturity purchased under money market liquidity facility	13	—	1.28	19,037	70	1.49
Total investment securities	111,481	311	1.12	116,626	490	1.69
Loans	29,471	157	2.14	27,369	157	2.30
Other interest-earning assets	20,939	3	.07	9,831	4	.13
Average total interest-earning assets	$266,016	$470	.71	$244,789	$679	1.12
Interest-bearing deposits:
U.S.	$110,269	$1	—%	$91,097	$7	.03%
Non-U.S.(2)(4)	83,248	(66)	(.32)	66,977	(61)	(.36)
Total interest-bearing deposits(4)(5)	193,517	(65)	(.14)	158,074	(54)	(.13)
Securities sold under repurchase agreements	477	—	(.02)	3,394	1	.03
Short-term borrowings under money market liquidity facility	13	—	1.25	19,036	58	1.23
Other short-term borrowings	893	1	.27	3,073	5	.66
Long-term debt	13,461	54	1.60	15,574	95	2.45
Other interest-bearing liabilities	5,682	10	.80	3,461	10	1.07
Average total interest-bearing liabilities	$214,043	$—	—	$202,612	$115	.23
Interest rate spread			.71%			.89%
Net interest income, fully taxable-equivalent basis		$470			$564
Net interest margin, fully taxable-equivalent basis			.71%			.93%
Tax-equivalent adjustment		(3)			(5)
Net interest income, GAAP-basis		$467			$559
	Six Months Ended June 30,
	2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks(2)	$97,348	$(13)	(.03)%	$76,931	$85	.22%
Securities purchased under resale agreements(3)	4,261	13	.60	2,574	89	6.96
Trading account assets	764	—	—	896	—	—
Investment securities:
Investment securities available for sale	62,728	285	.91	55,852	404	1.45
Investment securities held-to-maturity	46,294	349	1.51	40,700	503	2.47
Investment securities held-to-maturity purchased under money market liquidity facility	634	4	1.35	10,541	78	1.49
Total investment securities	109,656	638	1.17	107,093	985	1.84
Loans	28,752	299	2.10	27,919	342	2.46
Other interest-earning assets	19,625	8	.09	10,298	50	0.95
Average total interest-earning assets	$260,406	$945	.73	$225,711	$1,551	1.38
Interest-bearing deposits:
U.S.	$105,647	$4	.01%	$85,672	$107	.25%
Non-U.S.(2)(4)	80,854	(138)	(.34)	65,658	(93)	(.28)
Total interest-bearing deposits(4)(5)	186,501	(134)	(.15)	151,330	14	.02
Securities sold under repurchase agreements	745	—	.02	2,584	3	.21
Short-term borrowings under money market liquidity facility	635	4	1.21	10,612	64	1.22
Other short-term borrowings	829	1	.21	3,017	15	0.98
Long-term debt	13,639	114	1.67	14,431	183	2.53
Other interest-bearing liabilities	5,268	19	.77	3,446	40	2.31
Average total interest-bearing liabilities	$207,617	$4	—	$185,420	$319	.34
Interest rate spread			.73%			1.04%
Net interest income, fully taxable-equivalent basis		$941			$1,232
Net interest margin, fully taxable-equivalent basis			.73%			1.10%
Tax-equivalent adjustment		(7)			(9)
Net interest income, GAAP basis		$934			$1,223

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $61.59 billion and $74.41 billion in the three and six months ended June 30, 2021, respectively, compared to $103.15 billion and $113.56 billion in the same periods in 2020, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.02% and 0.03% in the three and six months ended June 30, 2021, respectively, compared to 0.09% and 0.15% in the same periods in 2020, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($16) million and ($37) million in the three and six months ended June 30, 2021, respectively, compared to ($17) million and ($19) million for the same periods in 2020, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.10)% in both the three and six months ended June 30, 2021, compared to (0.09)% and 0.04% in the same periods in 2020, respectively.
(5) Total deposits averaged $242.31 billion and $234.32 billion in the three and six months ended June 30, 2021, respectively, compared to $197.07 billion and $188.61 billion in the same periods in 2020, respectively.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements within this Form 10-Q.
Average total interest-earning assets were $266.02 billion and $260.41 billion in the three and six months ended June 30, 2021, respectively, compared to $244.79 billion and $225.71 billion in the same periods in 2020, respectively. The increase is primarily due to higher interest-bearing deposits with banks, investment securities and other interest- earning assets, partially offset by a decrease in investment securities purchased under the MMLF facility.
Interest-bearing deposits with banks averaged $99.44 billion and $97.35 billion in the three and six months ended June 30, 2021, respectively, compared to $86.74 billion and $76.93 billion in the same periods in 2020, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Securities purchased under resale agreements averaged $3.96 billion and $4.26 billion in the three and six months ended June 30, 2021, respectively, compared to $3.34 billion and $2.57 billion in the same periods in 2020, respectively. The impact of balance sheet netting decreased to $61.59 billion and $74.41 billion in the three and six months ended June 30, 2021, respectively, compared to $103.15 billion and $113.56 billion in the same periods in 2020, respectively. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The decrease in average balance sheet netting in the three and six months ended June 30, 2021, compared to the same periods in 2020, is primarily due to lower FICC repo volumes from an increased cash supply and lower short-term interest rates driven by the COVID-19 pandemic stimulus measures and Federal Reserve intervention.
We have been a sponsoring member within FICC since 2005 and continue to expand our client base as program eligibility parameters broaden. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We generally obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Average investment securities were $111.48 billion and $109.66 billion, including $13 million and $634 million MMLF securities, in the three and six months ended June 30, 2021, respectively, compared to $116.63 billion and $107.09 billion, including $19.04 billion and $10.54 billion MMLF securities, in the same periods in 2020, respectively. Average investment securities, excluding MMLF HTM securities, increased to $111.47 billion and $109.02 billion in the three and six months ended June 30, 2021, respectively, compared to $97.59 billion and $96.55 billion in the same periods in 2020, respectively, primarily driven by MBS balances, U.S. Treasuries and foreign government bonds. The growth reflects our deployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $29.47 billion and $28.75 billion in the three and six months ended June 30, 2021, respectively, compared to $27.37 billion and $27.92 billion in the same periods in 2020, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $25.49 billion and $24.65 billion in the three and six months ended June 30, 2021, respectively, compared to $22.55 billion and $22.36 billion in the same periods in 2020, respectively.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $20.94 billion and $19.63 billion in the three and six months ended June 30, 2021, respectively, from $9.83 billion and $10.30 billion in the same periods in 2020, respectively, primarily driven by an increase in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $193.52 billion and $186.50 billion in the three and six months ended June 30, 2021, respectively, from $158.07 billion and $151.33 billion in the same periods in 2020, respectively. Average U.S. interest-bearing deposits increased as a result of the market uncertainty due to the
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
COVID-19 pandemic, U.S. monetary policy and the level of global interest rates. We expect deposits to remain elevated within the current environment of low interest rates and continued expansion of the money supply by the Federal Reserve, but modestly reduced from second quarter of 2021 levels. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $0.89 billion and $0.83 billion in the three and six months ended June 30, 2021, respectively, from $3.07 billion and $3.02 billion in the same periods in 2020, respectively.
Average long-term debt was $13.46 billion and $13.64 billion in the three and six months ended June 30, 2021, respectively, compared to $15.57 billion and $14.43 billion in the same periods in 2020, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $5.68 billion and $5.27 billion in the three and six months ended June 30, 2021, respectively, compared to $3.46 billion and $3.45 billion in the same periods in 2020, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Other Income
In the second quarter of 2021, we sold a majority share of our WMS business, which resulted in a gain on sale of $53 million that was recorded in other income.
Provision for Credit Losses
There was a $15 million reserve release for the provision for credit losses in the second quarter of 2021, which reflects a positive shift in management's economic outlook. This compares to a $52 million provision for credit losses in the second quarter of 2020.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 8: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020.

TABLE 8: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2021	2020
Compensation and employee benefits	$1,077	$1,051	2%
Information systems and communications	398	376	6
Transaction processing services	263	233	13
Occupancy	100	109	(8)
Amortization of other intangible assets	63	58	9
Acquisition costs	11	12	(8)
Other:
Professional services	75	91	(18)
Other	124	152	(18)
Total other	199	243	(18)
Total expenses	$2,111	$2,082	1
Number of employees at quarter-end	39,146	39,068	—

	Six Months Ended June 30,		% Change
(Dollars in millions)	2021	2020
Compensation and employee benefits	$2,319	$2,259	3%
Information systems and communications	819	761	8
Transaction processing services	533	487	9
Occupancy	209	218	(4)
Amortization of other intangible assets	121	116	4
Acquisition costs	22	23	(4)
Restructuring charges, net	(1)	—	nm
Other:
Professional services	155	172	(10)
Other	266	301	(12)
Total other	421	473	(11)
Total expenses	$4,443	$4,337	2

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Compensation and employee benefits expenses increased 2% in the second quarter of 2021, compared to the same period in 2020, primarily due to the impact of currency translation. Compensation and employee benefits expenses increased 3% in the six months ended June 30, 2021, compared to the same period in 2020, primarily due to currency translation and higher seasonal expenses, partially offset by lower headcount in high cost locations and incentive compensation. Currency translation increased compensation and employee benefits expenses by 2% and 3% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
Total headcount was flat as of June 30, 2021 compared to June 30, 2020, primarily driven by hiring in global hubs, offset by a reduction in high cost locations.
Information systems and communications expenses increased 6% in the second quarter of 2021, compared to the same period in 2020, primarily due to higher technology and infrastructure investments, partially offset by transformation initiatives. Information systems and communications expenses increased 8% in the six months ended June 30, 2021, compared to the same period in 2020, primarily related to higher software costs, technology infrastructure investments and notable items, partially offset by transformation initiatives. Currency translation increased information systems and communications expenses by 1% in both the three and six months ended June 30, 2021, relative to the same periods in 2020.
Transaction processing services expenses increased 13% and 9% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher sub-custody and market data costs. Currency translation increased transaction processing services expenses by 3% and 2% in the three and six months ended June 30, 2021, respectively, relative to the same periods in 2020.
Occupancy expenses decreased 8% and 4% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to footprint optimization. Currency translation increased occupancy expenses by 5% and 3% in the three and six months ended June 30, 2021, respectively, relative to the same periods in 2020.
Amortization of other intangible assets increased 9% and 4% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the lift-out in the first quarter of 2021 of the depository bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo.
Other expenses decreased 18% and 11% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily driven by lower professional services and securities processing losses.
Acquisition Costs
We recorded approximately $11 million and $22 million in the three and six months ended June 30, 2021, respectively, compared to $12 million and $23 million in the same periods in 2020, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur up to approximately $225 million in total of acquisition costs for the period beginning the last quarter of 2018 through 2021, after which we will no longer distinguish certain CRD costs as acquisition costs. As of June 30, 2021, we have incurred a total of $186 million of acquisition costs related to CRD.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	157	6	1	164
Payments and Other Adjustments	(25)	(1)	—	(26)
Accrual Balance at June 30, 2020	$132	$5	$1	$138

Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186
Payments and Other Adjustments	(34)	—	—	(34)
Accrual Balance at June 30, 2021	$146	$6	$—	$152
Income Tax Expense
Income tax expense was $175 million and $283 million in the three and six months ended June 30, 2021, respectively, compared to $109 million and $249 million in the same periods in 2020, respectively. Our effective tax rate was 18.6% and 18.1% in the three and six months ended June 30, 2021, respectively, compared to 13.6% and 15.8% in the same periods in 2020, respectively. The increase was primarily due to higher foreign tax credits in the second quarter of 2020 and lower benefits from tax credit investments in 2021.
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
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2021	2020
Servicing fees	$1,399	$1,272	10%
Foreign exchange trading services	270	312	(13)
Securities finance	106	88	20
Software and processing fees	209	229	(9)
Total fee revenue	1,984	1,901	4
Net interest income	468	571	(18)
Total other income	—	—	—
Total revenue	2,452	2,472	(1)
Provision for credit losses	(15)	52	(129)
Total expenses	1,755	1,717	2
Income before income tax expense	$712	$703	1
Pre-tax margin	29%	28%

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2021	2020
Servicing fees	$2,770	$2,559	8%
Foreign exchange trading services	603	746	(19)
Securities finance	201	177	14
Software and processing fees	381	366	4
Total fee revenue	3,955	3,848	3
Net interest income	941	1,234	(24)
Total other income	—	2	(100)
Total revenue	4,896	5,084	(4)
Provision for credit losses	(24)	88	(127)
Total expenses	3,634	3,576	2
Income before income tax expense	$1,286	$1,420	(9)
Pre-tax margin	26%	28%

nm Not meaningful
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 10% and 8% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, respectively, primarily due to higher average equity market levels, client flows, and net new business, partially offset by normal pricing headwinds and lower client activity in the second quarter of 2021. Currency translation increased servicing fees by 3% in both the three and six months ended June 30, 2021. Currency translation decreased servicing fees by 1% in both the same periods in 2020.
Servicing fees generated outside the U.S. were approximately 49% and 48% of total servicing fees in the three and six months ended June 30, 2021, respectively, compared to approximately 47% and 46% in the same periods in 2020, respectively.

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
Collective funds	$15,048	$13,387	$11,230
Mutual funds	10,873	9,810	8,265
Insurance and other products	8,385	8,000	7,331
Pension products	8,291	7,594	6,689
Total	$42,597	$38,791	$33,515

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
Equities	$24,792	$21,626	$18,190
Fixed-income	13,079	12,834	11,342
Short-term and other investments	4,726	4,331	3,983
Total	$42,597	$38,791	$33,515

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
Americas	$31,280	$28,245	$24,375
Europe/Middle East/Africa	8,716	8,101	7,155
Asia/Pacific	2,601	2,445	1,985
Total	$42,597	$38,791	$33,515

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the second quarter of 2021 totaled approximately $1,187 billion. Servicing assets remaining to be installed in future periods totaled approximately $1,236 billion as of June 30, 2021, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period. With respect to the current asset mandates that are yet to be installed as of June 30, 2021, we expect the conversion will occur over the coming 12 to 24 months, with the associated revenue benefits beginning in 2022, and expected to be largely realized in 2023.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 13% and 19% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower FX volatility, as compared to the high levels of volatility experienced in the first half of 2020 during the COVID-19 pandemic, partially offset by higher client FX volumes. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 66% and 34%, respectively, of foreign exchange trading services revenue in both the second quarters of 2021 and 2020.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 20% and 14% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, driven by higher agency lending and enhanced custody balances, partially offset by lower spreads.
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
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, decreased 9% in the three months ended June 30, 2021 and increased 4% in the six months ended June 30, 2021, compared to the same periods in 2020, respectively, and reflects approximately $136 million and $223 million from CRD in the three and six months ended June 30, 2021, respectively, compared to approximately $134 million and $225 million from CRD in the same periods in 2020, respectively. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a Software as a Service (SaaS) related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter. CRD contributed approximately $140 million and $230 million in total revenue in the three and six months ended June 30, 2021, respectively, compared to approximately $138 million and $233 million in the same periods in 2020, respectively, which included in the three and six months ended June 30, 2021 approximately $136 million and $223 million in software and processing fees, respectively, and $3 million and $6 million in brokerage and other trading services, respectively, within foreign exchange trading services.
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amortization of tax advantage investments negatively impacted software and processing fees by approximately $30 million and $56 million in the three and six months ended June 30, 2021, respectively, compared to $20 million and $43 million in the same periods in 2020, respectively.
In addition, FX and market-related adjustments, which also includes certain fair value adjustments, impacted software and processing fees by approximately ($1) million and ($5) million in the three and six months ended June 30, 2021, respectively, compared to $8 million and ($13) million in the same periods in 2020, respectively.
Expenses
Total expenses for Investment Servicing increased 2% in both the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily reflecting unfavorable currency translation. Currency translation increased expenses for Investment Servicing by 2% in both the three and six months ended June 30, 2021 relative to the same periods in 2020. Seasonal deferred incentive compensation expense and payroll taxes were $141 million in the six months ended June 30, 2021 compared to $125 million in the same period in 2020. Total expenses contributed by CRD were approximately $70 million and $137 million in the three and six months ended June 30, 2021, respectively, compared to $61 million and $119 million in the same periods in 2020, respectively. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2021	2020
Management fees(1)(2)	$504	$444	14%
Foreign exchange trading services(1)(3)	16	13	23
Securities finance	3	4	(25)
Software and processing fees(4)	7	16	(56)
Total fee revenue	530	477	11
Net interest income	(1)	(12)	(92)
Total revenue	529	465	14
Total expenses	346	353	(2)
Income before income tax expense	$183	$112	63
Pre-tax margin	35%	24%

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2021	2020
Management fees(1)(2)	$997	$908	10%
Foreign exchange trading services(1)(3)	29	23	26
Securities finance	7	7	—
Software and processing fees(4)	9	(9)	(200)
Total fee revenue	1,042	929	12
Net interest income	(7)	(11)	(36)
Total revenue	1,035	918	13
Total expenses	743	738	1
Income before income tax expense	$292	$180	62
Pre-tax margin	28%	20%

(1) Certain fees associated with our GLD ETFs have been reclassified from Foreign exchange trading services to Management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $19 million and $34 million in the three and six months ended June 30, 2020, respectively.
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
nm Not meaningful
Investment Management total revenue increased 14% and 13% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Management Fees
Management fees increased 14% and 10% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by a previously reported idiosyncratic institutional client asset reallocation in the first quarter of 2021 and higher money market fee waivers. As of June 30, 2021, and assuming short-term spot interest rates and
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the amount of money market fund assets remain constant, we estimate that the impact of gross money market fee waivers on our management fees would be in the range of approximately $20 million to $25 million in each subsequent quarter of 2021. Currency translation increased management fees by 2% in both the three and six months ended June 30, 2021, relative to the same periods in 2020.
Management fees generated outside the U.S. were approximately 26% of total management fees in both the three and six months ended June 30, 2021, compared to approximately 25% and 27% in the same periods in 2020, respectively.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
Equity:
Active	$83	$85	$77
Passive	2,378	2,086	1,768
Total equity (1)	2,461	2,171	1,845
Fixed-income:
Active	100	90	88
Passive	510	459	405
Total fixed-income(1)	610	549	493
Cash(1)(2)	381	349	376
Multi-asset-class solutions:
Active	35	40	41
Passive	172	146	116
Total multi-asset-class solutions(1)	207	186	157
Alternative investments(3):
Active	63	39	28
Passive	175	173	155
Total alternative investments(1)	238	212	183
Total	$3,897	$3,467	$3,054

(1) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
Alternative Investments(2)(3)	$73	$83	$77
Equity(3)	844	708	570
Multi Asset	1	—	—
Fixed-Income(3)	128	115	107
Total Exchange-Traded Funds	$1,046	$906	$754

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2021	December 31, 2020	June 30, 2020
North America	$2,749	$2,411	$2,102
Europe/Middle East/Africa	570	512	464
Asia/Pacific	578	544	488
Total	$3,897	$3,467	$3,054

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2019	$1,990	$479	$317	$157	$173	$3,116
Long-term institutional flows, net(4)	21	(10)	(1)	—	—	10
Exchange-traded fund flows, net	(14)	7	—	—	4	(3)
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	7	(3)	31	—	4	39
Market appreciation (depreciation)	(419)	5	2	(16)	(8)	(436)
Foreign exchange impact	(17)	(3)	(2)	(1)	(7)	(30)
Total market/foreign exchange impact	(436)	2	—	(17)	(15)	(466)
Balance as of March 31, 2020	1,561	478	348	140	162	2,689
Long-term institutional flows, net(4)	(17)	(10)	—	1	(5)	(31)
Exchange-traded fund flows, net	8	6	—	—	12	26
Cash fund flows, net	—	—	28	—	—	28
Total flows, net	(9)	(4)	28	1	7	23
Market appreciation (depreciation)	283	17	(1)	15	10	324
Foreign exchange impact	10	2	1	1	4	18
Total market/foreign exchange impact	293	19	—	16	14	342
Balance as of June 30, 2020	$1,845	$493	$376	$157	$183	$3,054
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(35)	26	(1)	1	1	(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	2,282	554	372	189	194	3,591
Long-term institutional flows, net(4)	13	37	—	7	(2)	55
Exchange-traded fund flows, net	15	5	—	—	1	21
Cash fund flows, net	—	—	7	—	—	7
Total flows, net	28	42	7	7	(1)	83
Market appreciation (depreciation)	152	14	2	11	45	224
Foreign exchange impact	(1)	—	—	—	—	(1)
Total market/foreign exchange impact	151	14	2	11	45	223
Balance as of June 30, 2021	$2,461	$610	$381	$207	$238	$3,897

(1) The implementation of an improved internal data management system for product level data in the first quarter of 2021 resulted in some AUM reclassifications between the categories presented for prior periods to align with the current presentation. There was no impact to the total level of reported AUM.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(4) Amounts represent long-term portfolios, excluding ETFs.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Total expenses for Investment Management decreased 2% in the three months ended June 30, 2021, compared to the same period in 2020, primarily due to expense savings initiatives, partially offset by unfavorable currency translation. Total expenses for Investment Management increased 1% in the six months ended June 30, 2021, compared to the same period in 2020, primarily due to higher seasonal expenses and currency translation. Seasonal deferred incentive compensation expense and payroll taxes were $35 million in the six months ended June 30, 2021, compared to $26 million in the same period in 2020. Currency translation increased expenses for Investment Management by 2% in both the three and six months ended June 30, 2021, relative to the same periods in 2020.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Six Months Ended June 30,
(In millions)	2021	2020
Assets:
Interest-bearing deposits with banks	$97,348	$76,931
Securities purchased under resale agreements	4,261	2,574
Trading account assets	764	896
Investment securities:
Investment securities available-for-sale	62,728	55,852
Investment securities held-to-maturity	46,294	40,700
Investment securities held to maturity purchased under money market liquidity facility	634	10,541
Total investment securities	109,656	107,093
Loans	28,752	27,919
Other interest-earning assets	19,625	10,298
Average total interest-earning assets	260,406	225,711
Cash and due from banks	5,065	3,668
Other non-interest-earning assets	36,823	38,556
Average total assets	$302,294	$267,935
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$105,647	$85,672
Non-U.S.	80,854	65,658
Total interest-bearing deposits(2)	186,501	151,330
Securities sold under repurchase agreements	745	2,584
Short-term borrowings under money market liquidity facility	635	10,612
Other short-term borrowings	829	3,017
Long-term debt	13,639	14,431
Other interest-bearing liabilities	5,268	3,446
Average total interest-bearing liabilities	207,617	185,420
Non-interest-bearing deposits(2)	47,815	37,284
Other non-interest-bearing liabilities	21,269	20,867
Preferred shareholders’ equity	2,177	2,666
Common shareholders’ equity	23,416	21,698
Average total liabilities and shareholders’ equity	$302,294	$267,935

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $234.32 billion in the six months ended June 30, 2021 compared to $188.61 billion in the same period in 2020.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2021	December 31, 2020
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,904	$6,575
Mortgage-backed securities	16,213	14,305
Total U.S. Treasury and federal agencies	29,117	20,880
Non-U.S. debt securities:
Mortgage-backed securities	2,002	1,996
Asset-backed securities	2,451	2,291
Foreign sovereign, supranational and non-agency	20,690	22,087
Other(1)	3,432	3,355
Total non-U.S. debt securities	28,575	29,729
Asset-backed securities:
Student loans(2)	258	314
Collateralized loan obligations(3)	4,694	2,966
Non-agency CMBS and RMBS(4)	65	78
Other	92	90
Total asset-backed securities	5,109	3,448
State and political subdivisions	1,491	1,548
Other U.S. debt securities(5)	3,205	3,443
Total available-for-sale securities(6)	$67,497	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,696	$6,057
Mortgage-backed securities	33,408	36,901
Total U.S. Treasury and federal agencies	38,104	42,958
Non-U.S. debt securities:
Mortgage-backed securities	233	303
Foreign sovereign, supranational and non-agency	1,595	342
Total non-U.S. debt securities	1,828	645
Asset-backed securities:
Student loans(2)	4,860	4,774
Non-agency CMBS and RMBS(7)	392	554
Total asset-backed securities	5,252	5,328
Total(6)(8)	45,184	48,931
Held-to-maturity under money market mutual fund liquidity facility	—	3,300
Total held-to-maturity securities(6)	$45,184	$52,231

(1) As of June 30, 2021 and December 31, 2020, the fair value includes non-U.S. corporate bonds of $1.94 billion and $1.88 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both June 30, 2021 and December 31, 2020.
(5) As of June 30, 2021 and December 31, 2020, the fair value of U.S. corporate bonds was $3.20 billion and $3.42 billion, respectively.
(6) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2021.
(7) As of June 30, 2021 and December 31, 2020, the total amortized cost included $319 million and $464 million, respectively, of non-agency CMBS and $73 million and $90 million of non-agency RMBS, respectively.
(8) As of June 30, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
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
Average duration of our investment securities portfolio was 3.1 years and 3.0 years as of June 30, 2021 and December 31, 2020, respectively. The duration remained slightly above 3 years despite the continued growth in the portfolio due to lower long-end rates and resulting higher prepayment speeds in our mortgage backed securities portfolio.
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of both June 30, 2021 and December 31, 2020.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	June 30, 2021	December 31, 2020
AAA(1)	79%	78%
AA	13	14
A	4	4
BBB	4	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of June 30, 2021 and December 31, 2020, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2021	December 31, 2020
U.S. Agency Mortgage-backed securities	35%	39%
Foreign sovereign	19	20
U.S. Treasuries	16	11
Asset-backed securities	13	11
Other credit(1)	17	19
	100%	100%

(1) Includes the securities purchased under the MMLF program.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both June 30, 2021 and December 31, 2020.

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	June 30, 2021	December 31, 2020
Available-for-sale:
Canada	$3,977	$3,163
France	2,531	2,829
Australia	2,273	2,809
Germany	2,116	2,155
United Kingdom	1,404	1,209
Japan	1,392	560
Austria	1,349	1,544
Netherlands	1,285	1,528
Spain	1,263	1,642
Belgium	1,106	1,618
Finland	896	1,222
Italy	885	1,014
Ireland	793	1,226
Brazil	203	74
Other(2)	7,102	7,136
Total	$28,575	$29,729
Held-to-maturity:
Singapore	$216	$342
Australia	72	90
Spain	77	84
Other(2)	1,463	129
Total	$1,828	$645

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of June 30, 2021, other non-U.S. investments include $6.4 billion supranational bonds in AFS securities and $1.4 billion supranational bonds in HTM securities.
Approximately 79% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both June 30, 2021 and December 31, 2020. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of both June 30, 2021 and December 31, 2020, approximately 26% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2021, our non-U.S. debt securities had an average market-to-book ratio of 100.7%, and an aggregate pre-tax net unrealized gain of $226 million, composed of gross unrealized gains of $290 million and gross unrealized losses of $64 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $160 million, composed of gross unrealized gains of $221 million and gross unrealized losses of $61 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized gain of $66 million, composed of gross unrealized gains of $69 million and gross unrealized losses of $3 million, associated with non-U.S. HTM debt securities.
As of June 30, 2021, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.5 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2021, as shown in Table 21: Carrying Values of Investment Securities, all of which were classified as AFS. As of June 30, 2021, we also provided approximately $9.1 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2021
State of Issuer:
Texas	$261	$2,200	$2,461	23%
California	110	2,072	2,182	21
New York	285	1,257	1,542	15
Massachusetts	374	729	1,103	10
Tennessee	—	491	491	5
Total	$1,030	$6,749	$7,779

December 31, 2020
State of Issuer:
Texas	$268	$2,282	$2,550	23%
California	113	2,174	2,287	21
New York	297	1,363	1,660	15
Massachusetts	382	927	1,309	12
Total	$1,060	$6,746	$7,806

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $10.56 billion and $11.06 billion across our businesses as of June 30, 2021 and December 31, 2020, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of June 30, 2021. As of that date, approximately 23% and 77% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	June 30, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,029	$11,531
Leveraged loans	3,385	2,923
Overdrafts	2,196	1,894
Other(3)	2,056	2,688
Commercial real estate	2,334	2,096
Total domestic	22,000	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	6,003	4,432
Leveraged loans	1,169	1,242
Overdrafts	1,532	1,088
Other(3)	—	31
Total foreign	8,704	6,793
Total loans(2)(4)	30,704	27,925
Allowance for loan losses	(100)	(122)
Loans, net of allowance	$30,604	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,419 million loans to real money funds, $8,710 million private equity capital call finance loans, $1,043 million loans to business development companies and $1,580 million collateralized loan obligations in loan form, as of June 30, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,406 million securities finance loans, $629 million loans to municipalities and $21 million other loans as of June 30, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
(4) As of June 30, 2021, excluding overdrafts, floating rate loans totaled $24,477 million and fixed rate loans totaled $2,497 million.
The increase in foreign loans as of June 30, 2021 compared to December 31, 2020 was primarily driven by the purchase of $1,580 million collateralized loan obligations in loan form in the second quarter of 2021. In the second quarter of 2021, in addition to our CLOs in the investment portfolio, we began purchasing CLOs in loan form.
As of June 30, 2021 and December 31, 2020, our leveraged loans totaled approximately $4.55 billion and $4.17 billion, respectively. We sold $21 million of leveraged loans in the second quarter of 2021, of which $16 million remained unsettled and was held for sale as of June 30, 2021.
In addition, we had binding unfunded commitments as of June 30, 2021 and December 31, 2020 of $541 million and $149 million, respectively, to participate in such syndications. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 88% and 85% of the loans rated “BB” or “B” as of June 30, 2021 and December 31, 2020, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both June 30, 2021 and December 31, 2020.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Six Months Ended June 30,
(In millions)	2021	2020
Allowance for credit losses:
Beginning balance	$148	$93
Provision for credit losses (funded commitments)(1)	(19)	86
Provisions for credit losses (unfunded commitments)	(3)	(1)
Provisions for credit losses (held-to-maturity securities and all other)	(2)	3
Charge-offs(2)	(1)	(19)
Currency translation	(2)	1
Ending balance	$121	$163

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
The provision for credit losses related to loans and other financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was a $15 million and $24 million reserve release in the three and six months ended June 30, 2021, compared to $52 million and $88 million reserve build in the same periods in 2020, respectively.
As of June 30, 2021, approximately $74 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $113 million as of June 30, 2020. The reduction in the allowance in the second quarter of 2021 reflects a positive shift in
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
management's economic outlook. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $47 million and $50 million as of June 30, 2021 and 2020, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 27% and 30% of our consolidated total assets as of June 30, 2021 and December 31, 2020, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2021
Germany	$28,810	$258	$29,068
United Kingdom	17,992	1,200	19,192
Australia	11,005	1,060	12,065
Luxembourg	5,799	2,041	7,840
Canada	6,675	907	7,582
Japan	6,785	479	7,264
Ireland	2,684	2,770	5,454
December 31, 2020
United Kingdom	$18,880	$1,797	$20,677
Japan	19,537	560	20,097
Germany	18,734	2,163	20,897
Canada	5,997	3,113	9,110
Australia	5,790	2,908	8,698
Luxembourg	5,036	2,148	7,184
France	3,586	3,010	6,596

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.15 billion. As of December 31, 2020, aggregate cross-border outstandings in each of Switzerland and Ireland amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.13 billion and $2.93 billion, respectively.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 24 to 52 included under Item 1A, Risk Factors, in our 2020 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 85 to 89 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2020 Form 10-K.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to support our financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance sheet credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of future expected losses.
The economic forecast utilized in the second quarter of 2021 reflects a positive shift in management's economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 89 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2020 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SSIF continue to be available to the Parent Company. As of June 30, 2021, our Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 94 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2020 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 14 included under Item 1, Business, in our 2020 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended June 30, 2021 and December 31, 2020, daily average LCR for the Parent Company was 104% and 108%, respectively, with the lower daily average LCR for the quarter ended June 30, 2021 driven primarily by higher deposits, the maturity of long-term debt and the use of cash to facilitate common share repurchases. The impact of higher deposits on the Parent Company's LCR is offset by a cap on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA for the Parent Company under the LCR final rule definition was $169.11 billion and $143.61 billion, post-prescribed haircuts, for the quarters ended June 30, 2021 and December 31, 2020, respectively. The increase in average HQLA for the quarter ended June 30, 2021, compared to the quarter ended December 31, 2020, was primarily due to a higher level of client deposits. For the quarter ended June 30, 2021, LCR for State Street Bank and Trust was approximately 131%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR Final Rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $96.82 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended June 30, 2021, and $75.68 billion for the quarter ended December 31, 2020. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of June 30, 2021 and December 31, 2020, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2021 and
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2020, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $97.02 billion for the quarter ended June 30, 2021, compared to $89.12 billion for the quarter ended December 31, 2020.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.97 billion and $34.21 billion and standby letters of credit totaling $3.47 billion and $3.33 billion as of June 30, 2021 and December 31, 2020, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2021, approximately 71% of our unfunded commitments to extend credit and 27% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The Federal Reserve and FDIC jointly issued a final rule that was published in the Federal Register on November 1, 2019. This final rule revised the implementation requirements under the Dodd Frank Act's resolution planning provisions by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street. This cycle alternates between a targeted resolution plan, followed two years later by a full resolution plan. The Agencies published on June 29, 2020 the scope for the 2021 targeted resolution plan, to include the core elements of resolution planning and some specific firm level information, as well as the impact of the COVID-19 pandemic. We submitted our 2021 targeted resolution plan to the Agencies on July 1, 2021.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 18 to 20 included under Item 1, Business, in our 2020 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF, our Beneficiary Entities (as defined below) and certain other of our entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and our other entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
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
There can be no assurance that credit rating agencies, in response to our 2021 resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Any such downgrade, placement on negative watch or change in outlook could adversely affect our cost of borrowing, limit our access to the capital markets or result in restrictive covenants in future debt agreements and could also adversely impact the trading prices, or the liquidity, of our outstanding debt securities.
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. On April 22, 2019, the Federal Register published the FDIC’s advance notice of proposed rulemaking in which it invited comment on potential revisions to its IDI plan requirements. In addition to this advance notice of proposed rulemaking, on April 16, 2019, the FDIC Board voted to delay the next round of submissions under the IDI Rule until the rulemaking process has been completed. On June 25, 2021, the FDIC issued a statement adjusting the timing of IDI plan submissions to a triennial filing for State Street and the other U.S. G-SIBs.
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2021 and December 31, 2020, approximately 65% of our average total deposit balances were denominated in U.S. dollars, approximately 15% in EUR, 10% in the British pound Sterling (GBP) and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.66 billion and $3.41 billion as of June 30, 2021 and December 31, 2020, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.13 billion, as of June 30, 2021, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both June 30, 2021 and December 31, 2020, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. The total amount remaining for issuance under the registration statement is $6.15 billion as of June 30, 2021. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031.
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
In light of the COVID-19 pandemic, we continue to have business continuity arrangements in place across our operating locations, and we, and a significant percentage of our key service providers, are operating significantly or entirely in a work from home environment. The current operating environment increases operational risk and information technology risk, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 100 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2020 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to pages 103 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2020 Form 10-K, and pages 48 to 49 included under Item 1A, Risk Factors, in our 2020 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities".
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
For additional information about the market risk associated with our trading activities, refer to pages 104 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2020 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of June 30, 2021, the notional amount of these derivative contracts was $2.75 trillion, of which $2.73 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 107 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2020 Form 10-K.
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
We experienced no back-testing exceptions in the quarters ended June 30, 2021, March 31, 2021 and June 30, 2020. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2021	As of March 31, 2021	As of June 30, 2020
	June 30, 2021			March 31, 2021			June 30, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$15,283	$25,020	$6,974	$13,008	$25,411	$5,252	$10,072	$19,152	$5,618	$20,989	$14,587	$8,534
Global Treasury	4,342	9,451	460	5,915	9,762	3,820	3,856	8,043	423	3,667	9,655	4,040
Diversification	(2,671)	(7,136)	474	(3,736)	(2,884)	(2,576)	(2,673)	(5,294)	(307)	(812)	(8,973)	(2,293)
Total VaR	$16,954	$27,335	$7,908	$15,187	$32,289	$6,496	$11,255	$21,901	$5,734	$23,844	$15,269	$10,281

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2021	As of March 31, 2021	As of June 30, 2020
	June 30, 2021			March 31, 2021			June 30, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$36,478	$74,475	$13,037	$34,572	$79,687	$13,779	$29,533	$59,530	$17,545	$56,998	$21,264	$30,684
Global Treasury	12,644	29,651	2,042	17,714	26,312	10,095	8,987	16,010	1,713	6,462	25,763	9,755
Diversification	(6,471)	(8,193)	1,690	(7,398)	(10,440)	(3,453)	(7,766)	(12,256)	1,951	8,473	(26,260)	(12,779)
Total Stressed VaR	$42,651	$95,933	$16,769	$44,888	$95,559	$20,421	$30,754	$63,284	$21,209	$71,933	$20,767	$27,660

The three month average of our stressed VaR-based measure was approximately $43 million for the quarter ended June 30, 2021, compared to an average of approximately $45 million for the quarter ended March 31, 2021 and $31 million for the quarter ended June 30, 2020. The decrease in the average stressed VaR for the quarter ended June 30, 2021, compared to the quarter ended March 31, 2021, is primarily attributed to lower interest rate risk positions.
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
We have in the past and may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and any future modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The sum of the VaR-based and stressed VaR-based measures for each attribute exceeded the total VaR and the total stressed VaR as of each period-end. This is primarily due to diversification benefits across attributes.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2021			As of March 31, 2021			As of June 30, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,859	$16,327	$701	$12,476	$11,164	$857	$6,243	$8,706	$239
Global Treasury	97	3,950	—	39	9,734	—	16	4,244	—
Diversification	(234)	687	—	(22)	(5,477)	—	(15)	(2,249)	—
Total VaR	$6,722	$20,964	$701	$12,493	$15,421	$857	$6,244	$10,701	$239

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2021			As of March 31, 2021			As of June 30, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$10,456	$59,710	$747	$16,046	$26,866	$939	$16,712	$32,549	$285
Global Treasury	117	6,350	—	62	25,260	—	34	9,484	—
Diversification	(191)	8,450	—	(16)	(6,387)	—	(56)	(9,946)	—
Total Stressed VaR	$10,382	$74,510	$747	$16,092	$45,739	$939	$16,690	$32,087	$285

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. The baseline view of NII is updated on a regular basis. Relative to the year ago period, the June 30, 2021 baseline forecast is based on an increased balance sheet size. Compared to March 31, 2021, the baseline forecast assumes a modest reduction in balance sheet size over the subsequent twelve-month horizon. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2021 and June 30, 2020. Our June 30, 2021 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	June 30, 2021		June 30, 2020
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	1.47%	0.25%	0.66%
12-month forward rates	0.25	1.83	0.25	0.92
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, our modeling approach during the relevant periods has been to keep our balance sheet consistent with our baseline outlook in both higher and lower rates scenarios. While this approach was used for the June 30, 2021 reporting period, we did deviate in June 2020 experiencing a rapid increase in client deposits at the beginning of the global pandemic. For the +100bp shock scenario in the June 30, 2020 reporting period, client deposits were modeled to return to average balance levels experienced in the fourth quarter of 2019 with a corresponding reduction in cash and cash equivalents held with central banks.
Beginning with the December 31, 2020 reporting period, we enhanced our NII sensitivity methodology so that the full impact of rate shocks are realized for all currencies even if the result is negative interest rates. Prior to the December 31, 2020 reporting period, our results in lower rate scenarios were impacted by an assumed floor at zero for certain currencies including U.S. dollar. For consistency in this disclosure, the June 30, 2020 reporting period is restated in the table below using enhanced modeling for negative rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	June 30, 2021			June 30, 2020(1)
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$644	$286	$930	$314	$149	$463
–100 bps shock	804	155	959	506	181	687
Steeper yield curve:
'+100 bps shift in long-end rates(2)	134	1	135	194	4	198
'-100 bps shift in short-end rates(2)	954	156	1,110	710	188	898
Flatter yield curve:
'+100 bps shift in short-end rates(2)	510	284	794	133	145	278
'-100 bps shift in long-end rates(2)	(148)	(2)	(150)	(190)	(6)	(196)

(1) Represents June 30, 2020 results using the enhanced modeling approach including negative interest rates for all currencies that was implemented starting with the December 31, 2020 reporting period.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of June 30, 2021, NII and U.S. dollar NII is expected to benefit from both parallel increases and decreases in interest rates. Compared to June 30, 2020, our NII and U.S. dollar NII is more sensitive to parallel rate increases, primarily due to higher forecasted levels of deposits and hedging activity, partially offset by growth in fixed rate securities.
Compared to June 30, 2020, our NII and U.S. dollar NII benefit to lower rates has increased primarily due to growth in fixed and contractually floored securities and loans, partially offset by hedging activity. Our projection of an NII benefit to a larger upward rate shock of +100bps assumes deposit betas remain low consistent with the last rising rate cycle. Our projection of an NII benefit from a larger downward rate shock of -100 bps assumes negative interest rates and charging interest on client deposits and the effect of contractual floors on loans and securities. NII is also exposed to smaller shocks to short-end U.S. interest rates. If short-end U.S. market interest rates increase or (decrease) by 5 bps, we estimate the annualized impact to be approximately $20 million in higher (or lower) NII primarily due to the impact on our sponsored repo activity.
NII is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to June 30, 2020, our non-U.S. benefit from higher rates increased due to higher non-U.S. deposit balances. Our benefit from lower rates decreased due to lower levels of non-U.S. securities.
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

TABLE 34: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of June 30,
(In millions)	2021	2020
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,739)	$(1,202)
–200 bps shock	4,921	5,174
As of June 30, 2021, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to June 30, 2020, the sensitivity to the up 200 shock scenarios increased due to growth in our investment portfolio, partially offset by our hedging activity.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to "Risk Management" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 112 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2020 Form 10-K.
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
On March 5, 2021, the Intercontinental Exchange Benchmark Administration announced, in conjunction with the United Kingdom Financial Conduct Authority (FCA), that it would cease the publication of GBP, EUR, Swiss Franc and the Japanese Yen LIBOR settings for all tenors, as well as one week and two months U.S. dollar LIBOR settings on December 31, 2021 and would cease the publication of overnight and twelve months U.S. dollar LIBOR settings on June 30, 2023.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On April 6, 2021, the state of New York adopted Alternative Reference Rate Committee sponsored legislation that would, among other things, provide for the replacement of LIBOR references in hard to modify legacy financial contracts governed by New York law with a benchmark rate based on SOFR. Other states may adopt similar legislation.
U.S. bank regulators have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We are continuing our efforts to work to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for us and our clients in a manner consistent with supervisory expectations.
For additional information about our strategic risk management framework and associated risks, refer to page 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Strategic Risk Management", in our 2020 Form 10-K, and page 46 included under Item 1A, Risk Factors, in our 2020 Form 10-K - "The market transition away from broad use of the London Interbank Offered Rate (LIBOR) as an interest rate benchmark may impose additional costs on us and may expose us to increased operational, model and financial risk."
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% SLR buffer in addition to the required minimum of 3% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. Provisions of the Basel III final rule became effective on January 1, 2014 with full implementation required on January 1, 2019. We are also subject to the final market risk capital rule issued by U.S. banking regulators effective as of January 2013.
The Basel III final rule provides for two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for certain on and off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of RWA related to credit risk, and the Advanced Measurement Approach used for the calculation of RWA related to operational risk.
As required by the Dodd-Frank Act enacted in 2010 and the Stress Capital Buffer (SCB) rule enacted in 2020, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer (CCB) and the SCB, for the advanced approaches and standardized approach, respectively, and a countercyclical capital buffer. In addition, we are subject to a G-SIB surcharge. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and standardized approach.
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
Our minimum risk-based capital ratios as of January 1, 2021, include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Based on a calculation date of December 31, 2019, our current G-SIB surcharge, through December 31, 2022, is 1.0%. Based on a calculation date of December 31, 2020, our G-SIB surcharge beginning January 1, 2023 could have been 1.5%. However, in May 2021, the Federal Reserve granted our request for relief relating to the effects of the MMLF program on the calculation of our G-SIB surcharge. As a result of this relief, our G-SIB surcharge for 2023 will be 1.0%.
To maintain the status of the Parent Company as a financial holding company, we and our insured depository institution subsidiaries are required, among other requirements, to be "well capitalized" as defined by Regulation Y and Regulation H.
The market risk capital rule requires us to use internal models to calculate daily measures of VaR, which reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under "Market Risk Management" included in this Management's Discussion and Analysis.
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
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2021	Basel III Standardized Approach June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches June 30, 2021	Basel III Standardized Approach June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$10,750	$10,750	$10,709	$10,709	$12,893	$12,893	$12,893	$12,893
Retained earnings			24,300	24,300	23,442	23,442	14,229	14,229	12,939	12,939
Accumulated other comprehensive income (loss)			(422)	(422)	187	187	(227)	(227)	371	371
Treasury stock, at cost			(11,437)	(11,437)	(10,609)	(10,609)	—	—	—	—
Total			23,191	23,191	23,729	23,729	26,895	26,895	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,070)	(9,070)	(9,019)	(9,019)	(8,798)	(8,798)	(8,745)	(8,745)
Other adjustments(1)			(430)	(430)	(333)	(333)	(244)	(244)	(152)	(152)
Common equity tier 1 capital			13,691	13,691	14,377	14,377	17,853	17,853	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			15,667	15,667	16,848	16,848	17,853	17,853	17,306	17,306
Qualifying subordinated long-term debt			1,592	1,592	961	961	756	756	966	966
Allowance for credit losses			—	120	1	148	—	120	10	148
Total capital			$17,259	$17,379	$17,810	$17,957	$18,609	$18,729	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$69,357	$119,659	$63,367	$114,892	$62,321	$116,435	$58,960	$110,797
Operational risk(3)			44,838	NA	44,150	NA	43,413	NA	43,663	NA
Market risk			2,263	2,263	2,188	2,188	2,263	2,263	2,188	2,188
Total risk-weighted assets			$116,458	$121,922	$109,705	$117,080	$107,997	$118,698	$104,811	$112,985

Adjusted quarterly average assets			$298,682	$298,682	$263,490	$263,490	$295,431	$295,431	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	11.8%	11.2%	13.1%	12.3%	16.5%	15.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	13.5	12.9	15.4	14.4	16.5	15.0	16.5	15.3
Total capital	11.5	11.5	14.8	14.3	16.2	15.3	17.2	15.8	17.4	16.3

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.
NA Not applicable
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $0.69 billion as of June 30, 2021, compared to December 31, 2020, primarily driven by common stock repurchases, lower capital related to AOCI and capital distributions from common and preferred dividends, partially offset by net income.
Our Tier 1 capital decreased $1.18 billion as of June 30, 2021, compared to December 31, 2020, primarily due to lower CET1 capital and the partial redemption of the Series F preferred stock. Total capital decreased under both the advanced approaches and standardized approach by $0.55 billion and $0.58 billion, respectively, due to the changes in our CET1 capital and Tier 1 capital, partially offset by the issuance of Tier 2 qualifying debt.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the six months ended June 30, 2021 and for the year ended December 31, 2020.

TABLE 36: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2021	Basel III Standardized Approach June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,377	$14,377	$12,213	$12,213
Net income	1,282	1,282	2,420	2,420
Changes in treasury stock, at cost	(828)	(828)	(400)	(400)
Dividends declared	(244)	(244)	(886)	(886)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(51)	(51)	93	93
Effect of certain items in accumulated other comprehensive income (loss)	(609)	(609)	1,057	1,057
Other adjustments	(236)	(236)	(120)	(120)
Changes in common equity tier 1 capital	(686)	(686)	2,164	2,164
Common equity tier 1 capital balance, end of period	13,691	13,691	14,377	14,377
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,848	16,848	15,175	15,175
Changes in common equity tier 1 capital	(686)	(686)	2,164	2,164
Net issuance (redemption) of preferred stock	(495)	(495)	(491)	(491)
Changes in tier 1 capital	(1,181)	(1,181)	1,673	1,673
Tier 1 capital balance, end of period	15,667	15,667	16,848	16,848
Tier 2 capital:
Tier 2 capital balance, beginning of period	962	1,109	1,100	1,185
Net issuance and changes in long-term debt qualifying as tier 2	631	631	(134)	(134)
Changes in allowance for credit losses	(1)	(28)	(4)	58
Changes in tier 2 capital	630	603	(138)	(76)
Tier 2 capital balance, end of period	1,592	1,712	962	1,109
Total capital:
Total capital balance, beginning of period	17,810	17,957	16,275	16,360
Changes in tier 1 capital	(1,181)	(1,181)	1,673	1,673
Changes in tier 2 capital	630	603	(138)	(76)
Total capital balance, end of period	$17,259	$17,379	$17,810	$17,957
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2021 and for the year ended December 31, 2020.

TABLE 37: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach June 30, 2021	Basel III Standardized Approach December 31, 2020
Total risk-weighted assets, beginning of period	$109,705	$104,364	$117,080	$104,005
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(279)	3,008	(279)	1,762
Net increase (decrease) in loans	2,310	2,973	1,660	3,638
Net increase (decrease) in securitization exposures	626	578	590	351
Net increase (decrease) in repo-style transaction exposures	(190)	1,763	(2,545)	3,895
Net increase (decrease) in over-the-counter derivatives exposures(1)	(746)	780	5,076	457
Net increase (decrease) in all other(2)	4,269	(498)	265	2,422
Net increase (decrease) in credit risk-weighted assets	5,990	8,604	4,767	12,525
Net increase (decrease) in market risk-weighted assets	75	550	75	550
Net increase (decrease) in operational risk-weighted assets	688	(3,813)	N/A	N/A
Total risk-weighted assets, end of period	$116,458	$109,705	$121,922	$117,080

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of June 30, 2021, total advanced approaches RWA increased $6.75 billion compared to December 31, 2020, mainly due to an increase in credit risk RWA. The increase in credit risk RWA was primarily driven by a net increase in all other, and loans RWA.
As of June 30, 2021, total standardized approach RWA increased $4.84 billion compared to December 31, 2020, mainly due to higher credit risk RWA. The increase in credit risk RWA was primarily driven by an increase in FX trading and loans RWA, partially offset by repo-style transactions RWA.
The regulatory capital ratios as of June 30, 2021, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2021, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2021	December 31, 2020
State Street:
Tier 1 capital	$15,667	$16,848
Average assets	308,195	277,055
Less: adjustments for deductions from tier 1 capital and other	(9,513)	(13,565)
Adjusted average assets for tier 1 leverage ratio	298,682	263,490
Derivatives and repo-style transactions and off-balance sheet exposures	31,020	34,379
Adjustments for deductions of qualifying central bank deposits	(97,459)	(90,322)
Total assets for SLR	$232,243	$207,547
Tier 1 leverage ratio(1)	5.2%	6.4%
Supplementary leverage ratio	6.7	8.1

State Street Bank(2):
Tier 1 capital	$17,853	$17,306
Average assets	304,486	273,599
Less: adjustments for deductions from tier 1 capital and other	(9,055)	(13,110)
Adjusted average assets for tier 1 leverage ratio	295,431	260,489
Off-balance sheet exposures	31,022	38,591
Adjustments for deductions of qualifying central bank deposits	(97,459)	(80,935)
Total assets for SLR	$228,994	$218,145
Tier 1 leverage ratio(1)	6.0%	6.6%
Supplementary leverage ratio	7.8	7.9

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
The following table presents external LTD and external TLAC as of June 30, 2021.

TABLE 39: TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2021
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long-term debt):
Risk-weighted assets	$28,612	23.5%	$26,213	21.5%
Supplemental leverage ratio	28,612	12.3	22,063	9.5
Long-term debt:
Risk-weighted assets	11,676	9.6	8,535	7.0
Supplemental leverage ratio	11,676	5.0	10,451	4.5
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
On March 4, 2020, the U.S. federal banking agencies issued the SCB final rule that replaces, under the standardized approach, the capital conservation buffer (2.5%) with a SCB calculated as the difference between an institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement, which became effective October 1, 2020, can be no less than 2.5% of RWA.
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
Following the launch of the MMLF program, which we participated in, the Federal Reserve issued an interim final rule on March 19, 2020 (followed by a final rule on September 29, 2020), allowing Bank Holding Companies (BHCs) to exclude assets purchased with the MMLF program from their RWA, total leverage exposure and average total consolidated assets. No new credit extensions were made after March 31, 2021, as the program had expired.
On March 27, 2020, the BCBS announced the deferral of the implementation of the revisions to the Basel III framework to January 1, 2023. As of now, the U.S. federal banking agencies have not formally proposed the implementation of the BCBS revisions.
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended June 30, 2021, we deducted $97.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
On October 20, 2020, the Federal Reserve and other U.S. federal banking agencies issued a final rule that will require us and State Street Bank to make certain deductions from regulatory capital for investments in certain unsecured debt instruments, including eligible LTD under the TLAC rule, issued by the Parent Company and other U.S. and foreign G-SIBs. The final rule became effective on April 1, 2021.
In light of considerable economic uncertainty created by the COVID-19 pandemic, all participating CCAR banking organizations were required to resubmit their capital plans by November 2, 2020, based on updated scenarios provided by the Federal Reserve on September 17, 2020.
In light of the decision to administer a new stress test, the Federal Reserve limited the ability of all CCAR banking organizations to make capital distributions in the third and fourth quarters of 2020, although banking organizations were permitted to pay common stock dividends at previous levels provided such distributions did not exceed an amount determined by a formula based on the banking organization's recent income. As a result, CCAR banking organizations, including us, were not permitted to return capital to shareholders in the form of common share repurchases during the third quarter and fourth quarter of 2020.
On December 18, 2020, following the release of a second round of stress test results for 2020, the Federal Reserve modified the restrictions on capital distributions for the first quarter of 2021. Common stock dividends and share repurchases in the first quarter of 2021 were limited to the average of our net income for the four preceding quarters plus a number of shares equal to the share issuances in the quarter related to expensed employee compensation, provided that we did not increase the amount of our common stock dividends to be larger than the level paid in the second quarter of 2020. On March 25, 2021, the Federal Reserve extended these restrictions through the second quarter of 2021.
State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On June 24, 2021, we were notified by the Federal Reserve of the results from the 2021 supervisory stress test. Our preliminary SCB calculated under this year's supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will go into effect starting October 1, 2021 and run through September 30, 2022. The Federal Reserve also lifted the restrictions on capital distributions implemented in response to the COVID-19 pandemic and we are currently governed in our capital distributions by minimum capital requirements inclusive of SCB.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2021:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.71588% effective June 15, 2021	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

(1) The preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to the redemption date upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation, at a redemption price equal to the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(2) On the redemption date, or any dividend payment date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020 or December 15, 2020.
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS

	Three Months Ended June 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$—	$—	$—
Series D	1,475	0.37	11	1,475	0.37	11
Series F	966	9.66	2	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	2,813	28.13	14
Total			$34			$32

	Six Months Ended June 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	2,950	0.74	22	2,950	0.74	22
Series F	1,919	19.19	9	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	2,813	28.13	14
Total			$59			$76
Common Stock
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common stock purchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the first quarter of 2020 under the 2019 Program.
On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020. In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a common share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. We repurchased $475 million of our common stock in the first quarter of 2021. In April 2021, our Board authorized a common share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, in compliance with the limit set by the Federal Reserve. We repurchased $425 million of our common stock in the second quarter of 2021. In July 2021, our Board authorized a share repurchase program for the purchase of up to $3.0 billion of our common stock through the end of 2022.
The table below presents the activity under our common stock purchase program for the periods indicated:

TABLE 42: SHARES REPURCHASED
Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
5.0	$84.71	$425	11.2	$80.00	$900

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500
State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$179	$0.52	$183

	Six Months Ended June 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.04	$361	$1.04	$366

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 55 and 57 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our 2020 Form 10-K, and to pages 171 to 173 in Note 15 to the consolidated financial statements included under Item 8. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
Stock purchases may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including investment opportunities, our capital position, our financial performance, market conditions and the amount of common stock issued as part of employee compensation programs. The common stock purchase program does not have specific price targets and may be suspended at any time.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $421.86 billion and $440.88 billion as of June 30, 2021 and December 31, 2020, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $442.44 billion and $463.27 billion as collateral for indemnified securities on loan as of June 30, 2021 and December 31, 2020, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $442.44 billion and $463.27 billion, referenced above, $66.69 billion and $54.43 billion was invested in indemnified repurchase agreements as of June 30, 2021 and December 31, 2020, respectively. We or our agents held $71.90 billion and $58.09 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2021 and December 31, 2020, respectively.
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
For more information on our market risk refer to pages 104 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2021, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Fee revenue:
Servicing fees	$1,399	$1,272	$2,770	$2,559
Management fees	504	444	997	908
Foreign exchange trading services	286	325	632	769
Securities finance	109	92	208	184
Software and processing fees	216	245	390	357
Total fee revenue	2,514	2,378	4,997	4,777
Net interest income:
Interest income	467	674	938	1,542
Interest expense	—	115	4	319
Net interest income	467	559	934	1,223
Other income:
Gains (losses) related to investment securities, net	—	—	—	2
Other income	53	—	53	—
Total other income	53	—	53	2
Total revenue	3,034	2,937	5,984	6,002
Provision for credit losses	(15)	52	(24)	88
Expenses:
Compensation and employee benefits	1,077	1,051	2,319	2,259
Information systems and communications	398	376	819	761
Transaction processing services	263	233	533	487
Occupancy	100	109	209	218
Acquisition and restructuring costs	11	12	21	23
Amortization of other intangible assets	63	58	121	116
Other	199	243	421	473
Total expenses	2,111	2,082	4,443	4,337
Income before income tax expense	938	803	1,565	1,577
Income tax expense	175	109	283	249
Net income	$763	$694	$1,282	$1,328
Net income available to common shareholders	$728	$662	$1,217	$1,242
Earnings per common share:
Basic	$2.11	$1.88	$3.49	$3.52
Diluted	2.07	1.86	3.44	3.48
Average common shares outstanding (in thousands):
Basic	345,889	352,157	348,303	352,952
Diluted	351,582	356,413	353,434	357,028
Cash dividends declared per common share	$.52	$.52	$1.04	$1.04
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2021	2020
Net income	$763	$694
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($8) and $4, respectively	49	152
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($14) and $132, respectively	(35)	327
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($5) and $1, respectively	(16)	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($4) and $3, respectively	(4)	6
Net unrealized gains (losses) on retirement plans, net of related taxes of $1 and $1, respectively	2	2
Other comprehensive income (loss)	(4)	490
Total comprehensive income	$759	$1,184

	Six Months Ended June 30,
(In millions)	2021	2020
Net income	$1,282	$1,328
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $45 and ($6), respectively	(151)	(148)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($175) and $167, respectively	(460)	461
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($1) and ($2), respectively	(4)	(4)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($4) and $47, respectively	(4)	123
Net unrealized gains (losses) on retirement plans, net of related taxes of $4 and $5, respectively	10	14
Other comprehensive income (loss)	(609)	446
Total comprehensive income	$673	$1,774

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,619	$3,467
Interest-bearing deposits with banks	113,347	116,960
Securities purchased under resale agreements	3,997	3,106
Trading account assets	721	815
Investment securities available-for-sale	67,497	59,048
Investment securities held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $0 and $1) (fair value of $0 and $3,304)	—	3,299
Investment securities held-to-maturity (less allowance for credit losses of $2 and $2) (fair value of $45,685 and $50,003)	45,182	48,929
Loans (less allowance for credit losses on loans of $100 and $122)	30,604	27,803
Premises and equipment (net of accumulated depreciation of $5,108 and $4,825)	2,169	2,154
Accrued interest and fees receivable	3,358	3,105
Goodwill	7,629	7,683
Other intangible assets	1,933	1,827
Other assets	45,472	36,510
Total assets	$326,528	$314,706
Liabilities:
Deposits:
Non-interest-bearing	$61,742	$49,439
Interest-bearing - U.S.	111,291	102,331
Interest-bearing - non-U.S.	90,936	88,028
Total deposits	263,969	239,798
Securities sold under repurchase agreements	658	3,413
Short term borrowings under money market liquidity facility	—	3,302
Other short-term borrowings	635	685
Accrued expenses and other liabilities	23,067	27,503
Long-term debt	13,032	13,805
Total liabilities	301,361	288,506
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 343,503,114 and 353,156,279 shares outstanding	504	504
Surplus	10,246	10,205
Retained earnings	24,300	23,442
Accumulated other comprehensive income (loss)	(422)	187
Treasury stock, at cost (160,376,528 and 150,723,363 shares)	(11,437)	(10,609)
Total shareholders’ equity	25,167	26,200
Total liabilities and shareholders' equity	$326,528	$314,706

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					634				634
Other comprehensive income (loss)						(44)			(44)
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(44)				(44)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				23			(1,017)	45	68
Other (1)				—	(1)		(1)	—	(1)
Balance at March 31, 2020	$2,471	503,880	$504	$10,155	$22,315	$(920)	151,936	$(10,664)	$23,861
Net income					694				694
Other comprehensive income (loss)						490			490
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(32)				(32)
Common stock acquired									—
Common stock awards exercised				24			(443)	20	44
Other							3	(1)	(1)
Balance at June 30, 2020	$2,471	503,880	$504	$10,179	$22,794	$(430)	151,496	$(10,645)	$24,873

Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005
Net income					763				763
Other comprehensive income (loss)						(4)			(4)
Cash dividends declared:
Common stock - $0.52 per share					(179)				(179)
Preferred stock					(34)				(34)
Common stock acquired							5,017	(425)	(425)
Common stock awards exercised				19			(487)	23	42
Other					(1)				(1)
Balance at June 30, 2021	$1,976	503,880	$504	$10,246	$24,300	$(422)	160,377	$(11,437)	$25,167

(1) Includes the impact of transitioning to ASC 326: Measurement of Credit Losses on Financial Instruments, consisting of a decrease in retained earnings of $3 million in the first quarter of 2020.

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2021	2020
Operating Activities:
Net income	$1,282	$1,328
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(15)	3
Amortization of other intangible assets	121	116
Other non-cash adjustments for depreciation, amortization and accretion, net	700	568
Losses (gains) related to investment securities, net	—	(2)
Provision for credit losses	(24)	88
Change in trading account assets, net	94	31
Change in accrued interest and fees receivable, net	(254)	(3)
Change in collateral deposits, net	(6,520)	166
Change in unrealized losses (gains) on foreign exchange derivatives, net	(7,471)	(789)
Change in other assets, net	(1,444)	(844)
Change in accrued expenses and other liabilities, net	1,971	4,494
Other, net	235	219
Net cash (used in) provided by operating activities	(11,325)	5,375
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	3,613	(21,234)
Net (increase) decrease in securities purchased under resale agreements	(891)	(2,539)
Proceeds from sales of available-for-sale securities	6,854	2,086
Proceeds from maturities of available-for-sale securities	11,090	10,147
Purchases of available-for-sale securities	(28,565)	(16,761)
Purchases of held-to-maturity securities under the MMLF program	—	(29,242)
Proceeds from maturities of held-to-maturity securities under the MMLF program	3,299	18,014
Proceeds from maturities of held-to-maturity securities	7,886	6,041
Purchases of held-to-maturity securities	(3,070)	(4,185)
Sale of loans	40	188
Net (increase) in loans	(2,819)	(551)
Business acquisitions, net of cash acquired	(257)	—
Divestitures	13	—
Purchases of equity investments and other long-term assets	(106)	(810)
Purchases of premises and equipment, net	(359)	(271)
Other, net	184	822
Net cash provided by (used in) investing activities	(3,088)	(38,295)
Financing Activities:
Net (decrease) increase in time deposits	(1,542)	(33,097)
Net increase (decrease) in all other deposits	25,724	51,686
Net (decrease) increase in securities sold under repurchase agreements	(2,756)	2,411
Net (decrease) increase in short-term borrowings under money market liquidity facility	(3,302)	11,261
Net (decrease) increase in other short-term borrowings	(51)	73
Proceeds from issuance of long-term debt, net of issuance costs	844	2,497
Payments for long-term debt and obligations under finance leases	(1,522)	(16)
Payments for redemption of preferred stock	(500)	(500)
Repurchases of common stock	(900)	(515)
Repurchases of common stock for employee tax withholding	(6)	(52)
Payments for cash dividends	(424)	(445)
Net cash (used in) provided by financing activities	15,565	33,303
Net increase	1,152	383
Cash and due from banks at beginning of period	3,467	3,302
Cash and due from banks at end of period	$4,619	$3,685

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2020 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2020 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Recent Accounting Developments
We did not adopt any new accounting standards in the second quarter of 2021 that had a material impact to our financial statements. Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted as of June 30, 2021; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 135 to 142 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2021
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	141	—		141
Other	—	540	—		540
Total trading account assets	40	681	—		721
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	12,904	—	—		12,904
Mortgage-backed securities	—	16,213	—		16,213
Total U.S. Treasury and federal agencies	12,904	16,213	—		29,117
Non-U.S. debt securities:
Mortgage-backed securities	—	2,002	—		2,002
Asset-backed securities	—	2,451	—		2,451
Foreign sovereign, supranational and non-U.S. agency	—	20,690	—		20,690
Other	—	3,432	—		3,432
Total non-U.S. debt securities	—	28,575	—		28,575
Asset-backed securities:
Student loans	—	258	—		258
Collateralized loan obligations	—	4,694	—		4,694
Non-agency CMBS and RMBS(2)	—	65	—		65
Other	—	92	—		92
Total asset-backed securities	—	5,109	—		5,109
State and political subdivisions	—	1,491	—		1,491
Other U.S. debt securities	—	3,205	—		3,205
Total available-for-sale investment securities	12,904	54,593	—		67,497
Other assets:
Derivative instruments:
Foreign exchange contracts	1	17,359	2	$(9,514)	7,848
Interest rate contracts	1	—	—	(1)	—
Total derivative instruments	2	17,359	2	(9,515)	7,848
Other	19	694	—	—	713
Total assets carried at fair value	$12,965	$73,327	$2	$(9,515)	$76,779
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$3	$17,138	$—	$(12,126)	$5,015
Interest rate contracts	—	31	—	(1)	30
Other derivative contracts	—	183	—	—	183
Total derivative instruments	3	17,352	—	(12,127)	5,228
Total liabilities carried at fair value	$3	$17,352	$—	$(12,127)	$5,228

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.26 billion and $3.87 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	239	—		239
Other	17	519	—		536
Total trading account assets	57	758	—		815
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	6,575	—	—		6,575
Mortgage-backed securities	—	14,305	—		14,305
Total U.S. Treasury and federal agencies	6,575	14,305	—		20,880
Non-U.S. debt securities:
Mortgage-backed securities	—	1,996	—		1,996
Asset-backed securities	—	2,291	—		2,291
Foreign sovereign, supranational and non-U.S. agency	—	22,087	—		22,087
Other	—	3,355	—		3,355
Total non-U.S. debt securities	—	29,729	—		29,729
Asset-backed securities:
Student loans	—	314	—		314
Collateralized loan obligations	—	2,952	14		2,966
Non-agency CMBS and RMBS(2)	—	78	—		78
Other	—	90	—		90
Total asset-backed securities	—	3,434	14		3,448
State and political subdivisions	—	1,548	—		1,548
Other U.S. debt securities	—	3,443	—		3,443
Total available-for-sale investment securities	6,575	52,459	14		59,048
Other assets:
Derivative instruments:
Foreign exchange contracts	—	25,941	2	$(20,140)	5,803
Interest rate contracts	1	—	—	—	1
Total derivative instruments	1	25,941	2	(20,140)	5,804
Other	—	525	—	—	525
Total assets carried at fair value	$6,633	$79,683	$16	$(20,140)	$66,192
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	1	25,925	1	(15,558)	10,369
Interest rate contracts	—	42	—	—	42
Other derivative contracts	—	157	—	—	157
Total derivative instruments	1	26,124	1	(15,558)	10,568
Total liabilities carried at fair value	$5	$26,124	$1	$(15,558)	$10,572

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $5.87 billion and $1.29 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and six months ended June 30, 2021 and 2020, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended June 30, 2021, there were no transfers into level 3. During the six months ended June 30, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the three and six months ended June 30, 2021, transfers out of level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using prices for which observable market information became available. During the three and six months ended June 30, 2020, there were no transfers into or out of level 3.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2021
	Fair Value as of March 31, 2021	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$106	$—	$—	$—	$—	$—	$—	$(106)	$—
Total asset-backed securities	106	—	—	—	—	—	—	(106)	—
Other U.S. debt securities	15	—	—	—	—	—	—	(15)	—
Total available-for-sale investment securities	121	—	—	—	—	—	—	(121)	—
Other assets:
Derivative instruments:
Foreign exchange contracts	6	(5)	—	2	—	(1)	—	—	2	$—
Total derivative instruments	6	(5)	—	2	—	(1)	—	—	2	—
Total assets carried at fair value	$127	$(5)	$—	$2	$—	$(1)	$—	$(121)	$2	$—

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(120)	$—
Total asset-backed securities	14	—	—	106	—	—	—	(120)	—
Other U.S. debt securities	—	—	—	—	—	—	15	(15)	—
Total available-for-sale investment securities	14	—	—	106	—	—	15	(135)	—
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(3)	—	3	—	—	—	—	2	$(1)
Total derivative instruments	2	(3)	—	3	—	—	—	—	2	(1)
Total assets carried at fair value	$16	$(3)	$—	$109	$—	$—	$15	$(135)	$2	$(1)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2020
	Fair Value as of March 31, 2020	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,841	$—	$59	$10	$(19)	$(22)	$—	$—	$1,869
Total asset-backed securities	1,841	—	59	10	(19)	(22)	—	—	1,869
Non-U.S. debt securities:
Asset-backed securities	820	—	55	1	—	—	—	—	876
Other	44	—	1	—	—	—	—	—	45
Total non-U.S. debt securities	864	—	56	1	—	—	—	—	921
Total available-for-sale investment securities	2,705	—	115	11	(19)	(22)	—	—	2,790
Other assets:
Derivative instruments:
Foreign exchange contracts	17	(17)	—	2	—	—	—	—	2	$(9)
Total derivative instruments	17	(17)	—	2	—	—	—	—	2	(9)
Total assets carried at fair value	$2,722	$(17)	$115	$13	$(19)	$(22)	$—	$—	$2,792	$(9)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2020
	Fair Value as of December 31, 2019	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,820	$—	$(24)	$188	$(61)	$(54)	$—	$—	$1,869
Total asset-backed securities	1,820	—	(24)	188	(61)	(54)	—	—	1,869
Non-U.S. debt securities:
Asset-backed securities	887	—	(10)	1	—	(2)	—	—	876
Other	45	—	—	—	—	—	—	—	45
Total non-U.S. debt securities	932	—	(10)	1	—	(2)	—	—	921
Total available-for-sale investment securities	2,752	—	(34)	189	(61)	(56)	—	—	2,790
Other assets:
Derivative instruments:
Foreign exchange contracts	4	(6)	—	5	—	(1)	—	—	2	$(3)
Total derivative instruments	4	(6)	—	5	—	(1)	—	—	2	(3)
Total assets carried at fair value	$2,756	$(6)	$(34)	$194	$(61)	$(57)	$—	$—	$2,792	$(3)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of June 30, 2021	As of December 31, 2020	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2021			As of June 30, 2021	As of December 31, 2020
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$2	$2	Option model	Volatility	5.8%	-	15.6%	8.1%	7.9%
Total	$2	$2
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$1	Option model	Volatility	6.2%	-	6.5%	6.4%	7.7%
Total	$—	$1

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2021
Financial Assets:
Cash and due from banks	$4,619	4,619	$4,619	$—	$—
Interest-bearing deposits with banks	113,347	113,347	—	113,347	—
Securities purchased under resale agreements	3,997	3,997	—	3,997	—
Investment securities held-to-maturity	45,182	45,685	4,711	40,974	—
Net loans(1)	30,604	30,661	—	28,242	2,419
Financial Liabilities:
Deposits:
Non-interest-bearing	$61,742	$61,742	$—	$61,742	$—
Interest-bearing - U.S.	111,291	111,291	—	111,291	—
Interest-bearing - non-U.S.	90,936	90,936	—	90,936	—
Securities sold under repurchase agreements	658	658	—	658	—
Other short-term borrowings	635	635	—	635	—
Long-term debt	13,032	13,228	—	13,136	92

(1) Includes $19 million of loans classified as held-for-sale that were measured at fair value in level 2 as of June 30, 2021.
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

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 143 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
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
HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of June 30, 2021, we recognized an allowance for credit losses on HTM investment securities of $2 million.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,893	$39	$28	$12,904	$6,453	$123	$1	$6,575
Mortgage-backed securities	16,019	251	57	16,213	13,891	421	7	14,305
Total U.S. Treasury and federal agencies	28,912	290	85	29,117	20,344	544	8	20,880
Non-U.S. debt securities:
Mortgage-backed securities	1,989	13	—	2,002	1,994	4	2	1,996
Asset-backed securities	2,451	2	2	2,451	2,294	1	4	2,291
Foreign sovereign, supranational and non-U.S agency	20,561	171	42	20,690	21,769	321	3	22,087
Other(1)	3,414	35	17	3,432	3,297	58	—	3,355
Total non-U.S. debt securities	28,415	221	61	28,575	29,354	384	9	29,729
Asset-backed securities:
Student loans(2)	253	5	—	258	313	2	1	314
Collateralized loan obligations(3)	4,690	5	1	4,694	2,969	3	6	2,966
Non-agency CMBS and RMBS(4)	64	1	—	65	76	2	—	78
Other	90	2	—	92	90	—	—	90
Total asset-backed securities	5,097	13	1	5,109	3,358	7	7	3,448
State and political subdivisions(5)	1,423	70	2	1,491	1,470	80	2	1,548
Other U.S. debt securities(6)	3,161	47	3	3,205	3,371	72	—	3,443
Total available-for-sale securities(7)	$67,008	$641	$152	$67,497	$57,897	$1,087	$26	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,696	$38	$—	$4,734	$6,057	$83	$—	$6,140
Mortgage-backed securities	33,408	585	259	33,734	36,901	955	67	37,789
Total U.S. Treasury and federal agencies	38,104	623	259	38,468	42,958	1,038	67	43,929
Non-U.S. debt securities:
Mortgage-backed securities	233	69	2	300	303	68	4	367
Foreign sovereign, supranational and non-U.S agency	1,595	—	1	1,594	342	—	—	342
Total non-U.S. debt securities	1,828	69	3	1,894	645	68	4	709
Asset-backed securities:
Student loans(2)	4,860	54	13	4,901	4,774	33	25	4,782
Non-agency CMBS and RMBS(8)	392	31	1	422	554	30	1	583
Total asset-backed securities	5,252	85	14	5,323	5,328	63	26	5,365
Total(7)(9)	45,184	777	276	45,685	48,931	1,169	97	50,003
Held-to-maturity under money market mutual fund liquidity facility	—	—	—	—	3,300	4	—	3,304
Total held-to-maturity securities(7)	$45,184	$777	$276	$45,685	$52,231	$1,173	$97	$53,307

(1) As of June 30, 2021 and December 31, 2020, the fair value includes non-U.S. corporate bonds of $1.94 billion and $1.88 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both June 30, 2021 and December 31, 2020.
(5) As of June 30, 2021 and December 31, 2020, the fair value of state and political subdivisions includes securities in trusts of $0.69 billion and $0.70 billion, respectively. Additional information about these trusts is provided in Note 11.
(6) As of June 30, 2021 and December 31, 2020, the fair value of U.S. corporate bonds was $3.20 billion and $3.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2021.
(8) As of June 30, 2021 and December 31, 2020, the total amortized cost included $319 million and $464 million, respectively, of non-agency CMBS and $73 million and $90 million of non-agency RMBS, respectively.
(9) As of June 30, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $76.82 billion and $70.57 billion as of June 30, 2021 and December 31, 2020, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of June 30, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,427	$28	$—	$—	$6,427	$28
Mortgage-backed securities	4,234	55	115	2	4,349	57
Total U.S. Treasury and federal agencies	10,661	83	115	2	10,776	85
Non-U.S. debt securities:
Mortgage-backed securities	49	—	37	—	86	—
Asset-backed securities	535	1	674	1	1,209	2
Foreign sovereign, supranational and non-U.S agency	7,309	42	2	—	7,311	42
Other	976	17	69	—	1,045	17
Total non-U.S. debt securities	8,869	60	782	1	9,651	61
Asset-backed securities:
Collateralized loan obligations	2,535	1	113	—	2,648	1
Total asset-backed securities	2,535	1	113	—	2,648	1
State and political subdivisions	126	—	46	2	172	2
Other U.S. debt securities	514	3	—	—	514	3
Total	$22,705	$147	$1,056	$5	$23,761	$152

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,636	$1	$—	$—	$1,636	$1
Mortgage-backed securities	1,394	7	63	—	1,457	7
Total U.S. Treasury and federal agencies	3,030	8	63	—	3,093	8
Asset-backed securities:
Student loans	31	—	197	1	228	1
Collateralized loan obligations	1,498	4	369	2	1,867	6
Total asset-backed securities	1,529	4	566	3	2,095	7
Non-U.S. debt securities:
Mortgage-backed securities	600	1	120	1	720	2
Asset-backed securities	1,015	3	446	1	1,461	4
Foreign sovereign, supranational and non-U.S agency	489	—	—	—	489	—
Other	715	3	80	—	795	3
Total non-U.S. debt securities	2,819	7	646	2	3,465	9
State and political subdivisions	95	—	76	2	171	2
Other U.S. debt securities	17	—	—	—	17	—
Total	$7,490	$19	$1,351	$7	$8,841	$26
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of June 30, 2021. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of June 30, 2021
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,887	$1,892	$9,706	$9,691	$1,300	$1,321	$—	$—	$12,893	$12,904
Mortgage-backed securities	97	103	909	918	5,240	5,258	9,773	9,934	16,019	16,213
Total U.S. Treasury and federal agencies	1,984	1,995	10,615	10,609	6,540	6,579	9,773	9,934	28,912	29,117
Non-U.S. debt securities:
Mortgage-backed securities	246	247	573	576	63	63	1,107	1,116	1,989	2,002
Asset-backed securities	311	310	1,214	1,214	519	520	407	407	2,451	2,451
Foreign sovereign, supranational and non-U.S agency	3,448	3,453	14,318	14,438	2,774	2,779	21	20	20,561	20,690
Other	898	900	1,871	1,894	560	555	85	83	3,414	3,432
Total non-U.S. debt securities	4,903	4,910	17,976	18,122	3,916	3,917	1,620	1,626	28,415	28,575
Asset-backed securities:
Student loans	105	107	46	46	—	—	102	105	253	258
Collateralized loan obligations	64	64	825	826	1,819	1,820	1,982	1,984	4,690	4,694
Non-agency CMBS and RMBS	—	—	—	—	—	—	64	65	64	65
Other	—	—	—	—	90	92	—	—	90	92
Total asset-backed securities	169	171	871	872	1,909	1,912	2,148	2,154	5,097	5,109
State and political subdivisions	144	144	633	655	498	539	148	153	1,423	1,491
Other U.S. debt securities	669	675	2,425	2,459	67	71	—	—	3,161	3,205
Total	$7,869	$7,895	$32,520	$32,717	$12,930	$13,018	$13,689	$13,867	$67,008	$67,497
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,274	$4,304	$404	$411	$—	$1	$18	$18	$4,696	$4,734
Mortgage-backed securities	201	207	307	313	4,645	4,672	28,255	28,542	33,408	33,734
Total U.S. Treasury and federal agencies	4,475	4,511	711	724	4,645	4,673	28,273	28,560	38,104	38,468
Non-U.S. debt securities:
Mortgage-backed securities	40	39	20	20	—	—	173	241	233	300
Foreign sovereign, supranational and non-U.S agency	345	345	1,249	1,248	1	1	—	—	1,595	1,594
Total non-U.S. debt securities	385	384	1,269	1,268	1	1	173	241	1,828	1,894
Asset-backed securities:
Student loans	361	355	109	108	1,102	1,115	3,288	3,323	4,860	4,901
Non-agency CMBS and RMBS	130	144	163	163	2	2	97	113	392	422
Total asset-backed securities	491	499	272	271	1,104	1,117	3,385	3,436	5,252	5,323
Total	$5,351	$5,394	$2,252	$2,263	$5,750	$5,791	$31,831	$32,237	$45,184	$45,685
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
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the CECL methodology and the review of investment securities for expected credit losses or impairment, refer to pages 148 to 149 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of June 30, 2021, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
Our allowance for credit losses on our HTM securities is approximately $2 million as of June 30, 2021. In the second quarter of 2021, we recorded no provision for credit losses and no charge-offs on HTM securities. We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $428 million related to 661 securities as of June 30, 2021 to not be the result of any material changes in the credit characteristics of the securities.

Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, overdrafts and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,029	$11,531
Leveraged loans	3,385	2,923
Overdrafts	2,196	1,894
Other(3)	2,056	2,688
Commercial real estate	2,334	2,096
Total domestic	22,000	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	6,003	4,432
Leveraged loans	1,169	1,242
Overdrafts	1,532	1,088
Other(3)	—	31
Total foreign	8,704	6,793
Total loans(2)	30,704	27,925
Allowance for credit losses	(100)	(122)
Loans, net of allowance	$30,604	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,419 million loans to real money funds, $8,710 million private equity capital call finance loans, $1,043 million loans to business development companies and $1,580 million collateralized loan obligations in loan form as of June 30, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,406 million securities finance loans, $629 million loans to municipalities and $21 million other loans as of June 30, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
The commercial and financial segment is composed of primarily fund finance loans, purchased leveraged loans, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients, as well as collateralized loan obligations in loan form.
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2021 and December 31, 2020, the loans pledged as collateral totaled $9.79 billion and $8.07 billion, respectively.
As of June 30, 2021 and December 31, 2020, we had no loans on non-accrual status.
We purchased $1,580 million collateralized loan obligations in loan form, which were all rated AAA, in the second quarter of 2021.
We sold $21 million of leveraged loans in the second quarter of 2021 of which $16 million remained unsettled and was held for sale as of June 30, 2021. This included one loan which has been classified as doubtful and is pending settlement.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the second quarter of 2021.
Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for financial assets held at amortized cost and off-balance sheet commitments. The allowance for credit losses is reviewed on a regular basis, and any provision for credit losses is recorded to reflect the amount necessary to maintain the allowance for expected credit losses at a level which represents what management does not expect to recover due to expected credit losses. For additional discussion on the allowance for credit losses for investment securities, please refer to Note 3, to the consolidated financial statements in this Form 10-Q.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured as the difference between the discounted value of the expected future cash flows, utilizing the effective interest rate and the amortized cost basis of the asset. As of June 30, 2021, we had six loans for $160 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $10 million as of June 30, 2021 on these loans.
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
For additional information on the allowance for credit losses, refer to pages 150 to 151 in Note 4 to the consolidated financial statements included under item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of June 30, 2021.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade. Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 82% of our loans were rated as investment grade as of June 30, 2021 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative. Counterparties that have the ability to repay but face significant uncertainties, such as adverse business, financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 17% of our loans as of June 30, 2021, and are concentrated in leveraged loans. Approximately 88% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of June 30, 2021.
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
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

June 30, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$23,243	$1,912	$25,155
Speculative	4,909	422	5,331
Special mention	110	—	110
Substandard	92	—	92
Doubtful	16	—	16
Total(1)	$28,370	$2,334	$30,704

December 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,859	$1,724	$22,583
Speculative	4,852	372	5,224
Special mention	67	—	67
Substandard	34	—	34
Doubtful	17	—	17
Total(1)	$25,829	$2,096	$27,925

(1) Loans Include $3,728 million and $2,982 million of overdrafts as of June 30, 2021 and December 31, 2020 respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of June 30, 2021. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,309	$15	$409	$4	$157	$—	$12,937	$15,831
Speculative	769	507	745	681	509	69	376	3,656
Special mention	—	—	48	28	34	—	—	110
Substandard	—	—	43	26	—	—	—	69
Total commercial and financing	$3,078	$522	$1,245	$739	$700	$69	$13,313	$19,666

Commercial real estate:
Risk Rating:
Investment grade	$238	$129	$383	$688	$277	$197	$—	$1,912
Speculative	120	49	166	58	—	29	—	$422
Total commercial real estate	$358	$178	$549	$746	$277	$226	$—	$2,334

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,929	$—	$—	$—	$—	$—	$4,483	$7,412
Speculative	244	197	347	225	169	31	40	1,253
Substandard	—	—	—	23	—	—	—	23
Doubtful	—	—	—	—	16	—	—	16
Total commercial and financing	$3,173	$197	$347	$248	$185	$31	$4,523	$8,704

Total loans	$6,609	$897	$2,141	$1,733	$1,162	$326	$17,836	$30,704

(1) Any reserve associated with accrued interest is not material. As of June 30, 2021, accrued interest receivable of $73 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2020:

(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,894	$388	$4	$167	$200	$—	$12,836	$15,489
Speculative	432	942	822	610	43	—	597	3,446
Special mention	—	28	—	39	—	—	—	67
Substandard	—	5	—	—	29	—	—	34
Total commercial and financing	$2,326	$1,363	$826	$816	$272	$—	$13,433	$19,036

Commercial real estate:
Risk Rating:
Investment grade	$178	$383	$688	$277	$197	$—	$—	$1,723
Speculative	120	166	58	—	—	29	—	$373
Total commercial real estate	$298	$549	$746	$277	$197	$29	$—	$2,096

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,028	$—	$—	$—	$—	$—	$4,343	$5,371
Speculative	283	401	346	162	26	66	121	1,405
Doubtful	—	—	—	17	—	—	—	17
Total commercial and financing	$1,311	$401	$346	$179	$26	$66	$4,464	$6,793

Total loans	$3,935	$2,313	$1,918	$1,272	$495	$95	$17,897	$27,925

(1) Any reserve associated with accrued interest is not material. As of December 31, 2020, accrued interest receivable of $72 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended June 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$92	$12	$14	$2	$15	$—	$135
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	(19)	—	—	—	4	—	(15)
Currency translation	2	—	—	—	—	—	2
Ending balance	$74	$12	$14	$2	$19	$—	$121

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.

	Six Months Ended June 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	(20)	(5)	6	(1)	(3)	(1)	(24)
Currency translation	(2)	—	—	—	—	—	(2)
Ending balance	$74	$12	$14	$2	$19	$—	$121

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
.

	Three Months Ended June 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$83	$10	$4	$22	$5	$124
Charge-offs	(14)	—	—	—	—	(14)
Provision	43	10	4	(4)	(1)	52
FX translation	1	—	—	—	—	1
Ending balance	$113	$20	$8	$18	$4	$163

	Six Months Ended June 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$10	$2	$19	$1	$93
Charge-offs	(19)	—	—	—	—	(19)
Provision	70	10	6	(1)	3	88
FX translation	1	—	—	—	—	1
Ending balance	$113	$20	$8	$18	$4	$163

Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. In the second quarter of 2021, we reduced the allowance for credit losses by $14 million, principally through a $15 million reserve release in the provision for credit losses, compared to an increase in the allowance for credit losses of $39 million principally through a $52 million provision for credit losses, in the second quarter of 2020. The reduction in the allowance reflects a positive shift in management's economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	124	3	127
Ending balance December 31, 2020	7,413	270	7,683
Acquisitions(2)	5	—	5
Divestitures(3)	(17)	—	(17)
Foreign currency translation	(42)	—	(42)
Ending balance June 30, 2021	$7,359	$270	$7,629

(1) Investment Servicing includes our acquisition of CRD.
(2) Investment Servicing includes our acquisition of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, with a total purchase price of approximately EUR 220 million or approximately $258 million. We accounted for this acquisition of a going concern as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets.
(3) In the second quarter of 2021, we sold a majority share of our WMS business and recorded a $53 million gain on the sale.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(206)	(28)	(234)
Foreign currency translation	31	—	31
Ending balance December 31, 2020	1,733	94	1,827
Acquisitions(2)	233	—	233
Amortization	(108)	(13)	(121)
Foreign currency translation	(6)	—	(6)
Ending balance June 30, 2021	$1,852	$81	$1,933

(1) Investment Servicing includes our acquisition of CRD.
(2) Investment Servicing includes our acquisition of the depositary bank and fund administrator activities, of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, for a total purchase price of approximately EUR 220 million or approximately $258 million. We accounted for this acquisition of a going concern as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily the identifiable intangible assets.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

June 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,820	$(1,434)	$1,386
Technology	387	(125)	262
Core deposits	700	(439)	261
Other	103	(79)	24
Total	$4,010	$(2,077)	$1,933

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,704	$(1,450)	$1,254
Technology	393	(113)	280
Core deposits	690	(425)	265
Other	107	(79)	28
Total	$3,894	$(2,067)	$1,827
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Securities borrowed(1)	$24,690	$18,330
Derivative instruments, net	7,848	5,804
Bank-owned life insurance	3,525	3,479
Investments in joint ventures and other unconsolidated entities	3,214	3,095
Collateral, net	1,328	2,616
Receivable for securities settlement	1,102	117
Right-of-use assets	622	720
Prepaid expenses	447	383
Income tax receivable	314	367
Accounts receivable	262	379
Deferred tax assets, net of valuation allowance(2)	212	233
Deposits with clearing organizations	62	58
Other(3)	1,846	929
Total	$45,472	$36,510

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Consists primarily of Advances for $1,411 million and $460 million as of June 30, 2021 and December 31, 2020, respectively.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt and AFS securities. We use interest rate contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net gain associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2021, is approximately $70 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$3,437	$2,842
Foreign exchange contracts:
Forward, swap and spot	2,724,537	2,640,989
Options purchased	443	946
Options written	21	661
Futures	2,214	1,980
Other:
Stable value contracts(1)	32,222	32,359
Deferred value awards(2)	404	332
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	14,198	7,449
Foreign exchange contracts:
Forward and swap	6,918	5,221

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Notional amounts are provided here as an indication of the volume of our derivative activity and serve as a reference to calculate the fair values of the derivative.
The following table presents the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,218	$25,939	$17,133	$25,811
Other derivative contracts	—	—	183	157
Total	$17,218	$25,939	$17,316	$25,968

Derivatives designated as hedging instruments:
Foreign exchange contracts	$144	$4	$8	$116
Interest rate contracts	1	1	31	42
Total	$145	$5	$39	$158

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$188	$215	$431	$548
Foreign exchange contracts	Interest expense	16	17	37	19
Interest rate contracts	Foreign exchange trading services revenue	1	—	1	3
Other derivative contracts	Compensation and employee benefits	(45)	(45)	(123)	(112)
Total		$160	$187	$346	$458

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,023	$(7)	$595
Available-for-sale securities	3,756	18	33

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$10,519	$3	$688
Available-for-sale securities	2,330	2	43

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of June 30, 2021 and December 31, 2020, the total notional amount of the interest rate swaps of fair value hedges was $7.55 billion and $2.60 billion, respectively.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2021	2020			2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(23)	$3	Available-for-sale securities(1)	Net interest income	$21	$(4)
Interest rate contracts	Net interest income	(7)	36	Long-term debt	Net interest income	7	(39)
Total		$(30)	$39			$28	$(43)

		Six Months Ended June 30,				Six Months Ended June 30,
		2021	2020			2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(6)	$(8)	Available-for-sale securities(2)	Net interest income	$5	$6
Interest rate contracts	Net interest income	(19)	583	Long-term debt	Net interest income	18	(574)
Total		$(25)	$575			$23	$(568)

(1) In the three months ended June 30, 2021, approximately $16 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $3 million of net unrealized gains in the same period in 2020.
(2) In the six months ended June 30, 2021, approximately $4 million of net unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI compared to $4 million of net unrealized losses in the same period in 2020.

	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$10	$21	Net interest income	$22	$14
Foreign exchange contracts	7	9	Net interest income	3	7
Total derivatives designated as cash flow hedges	$17	$30		$25	$21

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(24)	$(86)	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(24)	(86)		—	—
Total	$(7)	$(56)		$25	$21

	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(6)	179	Net interest income	$40	$14
Foreign exchange contracts	43	19	Net interest income	6	14
Total derivatives designated as cash flow hedges	$37	$198		$46	$28

Derivatives designated as net investment hedges:
Foreign exchange contracts	$111	$22	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	111	22		—	—
Total	$148	$220		$46	$28

(1) As of June 30, 2021, the maximum maturity date of the underlying hedged items is approximately 4.8 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of June 30, 2021 totaled approximately $5.23 billion, against which we provided $3.82 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of June 30, 2021, the maximum additional collateral we would be required to post to our counterparties is approximately $1.41 billion.

Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 163 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
As of June 30, 2021 and December 31, 2020, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $3.02 billion and $6.48 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was zero and $3.88 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$17,362	$(8,257)	$9,105	$—	$9,105
Interest rate contracts(6)	1	(1)	—	—	—
Cash collateral and securities netting	NA	(1,257)	(1,257)	(1,103)	(2,360)
Total derivatives	17,363	(9,515)	7,848	(1,103)	6,745
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	82,305	(53,618)	28,687	(28,687)	—
Total derivatives and other financial instruments	$99,668	$(63,133)	$36,535	$(29,790)	$6,745
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
(7) Included in the $28.69 billion as of June 30, 2021 were $4.00 billion of resale agreements and $24.69 billion of collateral provided related to securities borrowing. Included in the $21.44 billion as of December 31, 2020 were $3.11 billion of resale agreements and $18.33 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$17,141	$(8,257)	$8,884	$—	$8,884
Interest rate contracts(6)	31	(1)	30	—	30
Other derivative contracts	183	—	183	—	183
Cash collateral and securities netting	NA	(3,869)	(3,869)	(1,250)	(5,119)
Total derivatives	17,355	(12,127)	5,228	(1,250)	3,978
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	61,347	(53,618)	7,729	(7,100)	629
Total derivatives and other financial instruments	$78,702	$(65,745)	$12,957	$(8,350)	$4,607
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
(7) Included in the $7.73 billion as of June 30, 2021 were $0.66 billion of repurchase agreements and $7.07 billion of collateral received related to securities lending transactions. Included in the $12.77 billion as of December 31, 2020 were $3.41 billion of repurchase agreements and $9.36 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of June 30, 2021				As of December 31, 2020
(In millions)	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$50,251	$—	$—	$50,251	$152,140	$—	$—	$152,140
Total	50,251	—	—	50,251	152,140	—	—	152,140
Securities lending transactions:
US Treasury and agency securities	4	—	—	4	—	—	—	—
Corporate debt securities	90	—	—	90	110	—	—	110
Equity securities	8,935	57	2,010	11,002	7,578	56	1,156	8,790
Other(1)	—	—	—	—	4,753	—	—	4,753
Total	9,029	57	2,010	11,096	12,441	56	1,156	13,653
Gross amount of recognized liabilities for repurchase agreements and securities lending	$59,280	$57	$2,010	$61,347	$164,581	$56	$1,156	$165,793

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which assets clients have allowed us to transfer and re-pledge.
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 166 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Commitments:
Unfunded credit facilities	$34,969	$34,213
Guarantees(1):
Indemnified securities financing	$421,862	$440,875
Standby letters of credit	3,466	3,330

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
As of June 30, 2021, approximately 71% of our unfunded commitments to extend credit expire within one year, compared to approximately 73% as of December 31, 2020.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 166 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2021	December 31, 2020
Fair value of indemnified securities financing	$421,862	$440,875
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	442,438	463,273
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	66,692	54,432
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	71,901	58,092
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2021 and December 31, 2020, we had approximately $24.69 billion and $18.33 billion, respectively, of collateral provided and approximately $7.07 billion and $9.36 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street. For additional information on our repurchase and reverse repurchase agreements, please refer to Note 8 to the consolidated financial statements in this Form 10-Q.
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
As of June 30, 2021, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $21 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2021, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $366 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
In March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under the Employee Retirement Income Security Act. We have agreed, subject to court approval, to resolve this matter and pay a cost that is within our established accruals for loss contingencies. In addition, we have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law.
We have agreed with the office of the United States Attorney for the District of Massachusetts to resolve potential criminal claims arising from these matters by entering into a deferred prosecution agreement and paying a $115 million penalty in May 2021. In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter. In reaching this settlement, we neither admitted nor denied the claims in the order, and agreed to pay a civil monetary penalty of $5.5 million. The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by our direct reimbursements of our customers. We paid fines to resolve claims of the Securities Divisions of the Secretaries of the State of Massachusetts and New Hampshire. The costs associated with the settlements discussed above were within our related previously established accruals for loss contingencies.
We have not resolved certain claims that may be made by the U.S. Department of Labor. We do not know whether any such claims will be brought, and there can be no assurance that any settlement of any such claims will be reached on financial terms acceptable to us or at all. The aggregate amount of penalties that may potentially be imposed upon us in connection with the resolution of any such matters is not currently known.
Shareholder Litigation
A shareholder of ours has filed a derivative complaint against certain of the Company’s past and present officers and directors to recover alleged losses incurred by the Company relating to the invoicing matter and to the Ohio public retirement plans matter. We have agreed, subject to court approval, to resolve this claim by agreeing to take, or to continue to take, specified steps to improve our ongoing governance and compliance policies, and to pay a fee to plaintiff's counsel. The costs that we expect to incur in connection with the resolution of this matter are within our established accruals for loss contingencies.
Gomes, et al. v. State Street Corp.
Eight participants in our Salary Savings Program filed a purported class action complaint in May 2021 on behalf of participants and beneficiaries who participated in the Program and invested in our proprietary investment fund options between May 2015 and the present. The complaint names the Plan Sponsor as well as the committees overseeing the Plan and their respective members as defendants, and alleges breach of fiduciary duty and violations of other duties owed to retirement plan participants under the Employee Retirement Income and Security Act. We and the other named defendants deny the alleged claims and are proceeding with a defense of the matter.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $295 million as of June 30, 2021 decreased from $308 million as of December 31, 2020.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns, including amended returns, for tax years 2014-2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of June 30, 2021 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 169 to 170 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2020 Form 10-K.
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of June 30, 2021 and December 31, 2020, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.69 billion and $0.70 billion, respectively, and other short-term borrowings of $0.61 billion and $0.62 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted-average life of approximately 2.2 years as of June 30, 2021, compared to approximately 2.7 years as of December 31, 2020.
Interests in Investment Funds
As of June 30, 2021, we had no consolidated funds. As of December 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of December 31, 2020, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million, and represented the value of our economic ownership interest in the funds.
As of June 30, 2021 and December 31, 2020, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $17 million and $22 million as of June 30, 2021 and December 31, 2020, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2021:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	750	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.71588% effective June 15, 2021	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

(1) The preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to the redemption date upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation, at a redemption price equal to the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(2) On the redemption date, or any dividend payment date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020 or December 15, 2020.
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	966	9.66	2	—	—	—
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	2,813	28.13	14
Total			$34			$32

	Six Months Ended June 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	2,950	0.74	22	2,950	0.74	22
Series F	1,919	19.19	9	2,625	26.25	20
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	2,813	28.13	14
Total			$59			$76

In July 2021, we declared dividends on our series D, F, and G preferred stock of approximately $1,475, $950, and $1,338, respectively, per share, or approximately $0.37, $9.50 and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $2 million and $7 million on our series D, F, and G preferred stock, respectively, which will be paid in September 2021.
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
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve. In July 2021, our Board authorized a share repurchase program for the purchase of up to $3.0 billion of our common stock through the end of 2022.
The tables below present the activity under our common stock purchase program for the periods indicated:

Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
5.0	$84.71	$425	11.2	$80.00	$900
State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.52	$179	$0.52	$183

	Six Months Ended June 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.04	$361	$1.04	$366

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Six Months Ended June 30,
(In millions)	2021	2020
Net unrealized gains (losses) on cash flow hedges	$53	$53
Net unrealized gains (losses) on available-for-sale securities portfolio	467	899
Net unrealized gains (losses) related to reclassified available-for-sale securities	(46)	7
Net unrealized gains (losses) on available-for-sale securities	421	906
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(37)	(40)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(93)	68
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(168)	(173)
Foreign currency translation	(596)	(1,242)
Total	$(422)	$(430)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	(37)	(464)	111	—	—	(262)	(652)
Amounts reclassified into earnings	33	—	—	—	10	—	43
Other comprehensive income (loss)	(4)	(464)	111	—	10	(262)	(609)
Balance as of June 30, 2021	$53	$384	$(93)	$(2)	$(168)	$(596)	$(422)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	103	456	22	—	—	(170)	411
Amounts reclassified into (out of) earnings	20	1	—	—	14	—	35
Other comprehensive income (loss)	123	457	22	—	14	(170)	446
Balance as of June 30, 2020	$53	$866	$68	$(2)	$(173)	$(1,242)	$(430)

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2021	2020
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into income, net of related taxes of $7 and $6, respectively	$18	$15	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and $0, respectively	2	2	Compensation and employee benefits expenses
Total reclassifications into AOCI	$20	$17

	Six Months Ended June 30,
	2021	2020
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $0 and $1, respectively	$—	$1	Net gains (losses) from sales of available-for-sale securities
Cash flow hedges:
Gain reclassified from accumulated other comprehensive income into income, net of related taxes of $13 and $8	33	20	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $4 and $4, respectively	10	14	Compensation and employee benefits expenses
Total reclassifications (into) out of Accumulated other comprehensive loss	$43	$35
State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, and to which we are subject, refer to page 174 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
As of June 30, 2021, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of June 30, 2021, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2021 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2021	Basel III Standardized Approach June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches June 30, 2021	Basel III Standardized Approach June 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$10,750	$10,750	$10,709	$10,709	$12,893	$12,893	$12,893	$12,893
Retained earnings			24,300	24,300	23,442	23,442	14,229	14,229	12,939	12,939
Accumulated other comprehensive income (loss)			(422)	(422)	187	187	(227)	(227)	371	371
Treasury stock, at cost			(11,437)	(11,437)	(10,609)	(10,609)	—	—	—	—
Total			23,191	23,191	23,729	23,729	26,895	26,895	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,070)	(9,070)	(9,019)	(9,019)	(8,798)	(8,798)	(8,745)	(8,745)
Other adjustments(1)			(430)	(430)	(333)	(333)	(244)	(244)	(152)	(152)
Common equity tier 1 capital			13,691	13,691	14,377	14,377	17,853	17,853	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			15,667	15,667	16,848	16,848	17,853	17,853	17,306	17,306
Qualifying subordinated long-term debt			1,592	1,592	961	961	756	756	966	966
Allowance for credit losses			—	120	1	148	—	120	10	148
Total capital			$17,259	$17,379	$17,810	$17,957	$18,609	$18,729	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$69,357	$119,659	$63,367	$114,892	$62,321	$116,435	$58,960	$110,797
Operational risk(3)			44,838	NA	44,150	NA	43,413	NA	43,663	NA
Market risk			2,263	2,263	2,188	2,188	2,263	2,263	2,188	2,188
Total risk-weighted assets			$116,458	$121,922	$109,705	$117,080	$107,997	$118,698	$104,811	$112,985

Adjusted quarterly average assets			$298,682	$298,682	$263,490	$263,490	$295,431	$295,431	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements(4)	2020 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	11.8%	11.2%	13.1%	12.3%	16.5%	15.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	13.5	12.9	15.4	14.4	16.5	15.0	16.5	15.3
Total capital	11.5	11.5	14.8	14.3	16.2	15.3	17.2	15.8	17.4	16.3
Tier 1 leverage(5)	4.0	4.0	5.2	5.2	6.4	6.4	6.0	6.0	6.6	6.6

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5.0% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest income:
Interest-bearing deposits with banks	$(4)	$4	$(13)	$85
Investment securities:
Investment securities available-for-sale	145	189	285	404
Investment securities held-to-maturity	163	227	343	496
Investment securities purchased under money market liquidity facility	—	70	4	78
Total investment securities	308	486	632	978
Securities purchased under resale agreements	3	24	13	89
Loans	157	156	298	340
Other interest-earning assets	3	4	8	50
Total interest income	467	674	938	1,542
Interest expense:
Interest-bearing deposits	(65)	(54)	(134)	14
Short term borrowings under money market liquidity facility	—	58	4	64
Securities sold under repurchase agreements	—	1	—	3
Other short-term borrowings	1	5	1	15
Long-term debt	54	95	114	183
Other interest-bearing liabilities	10	10	19	40
Total interest expense	—	115	4	319
Net interest income	$467	$559	$934	$1,223
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Professional services	$75	$91	$155	$172
Regulatory fees and assessments	19	17	37	29
Sales advertising public relations	16	12	33	30
Insurance	3	3	6	8
Securities processing	2	15	14	30
Bank operations	2	4	4	13
Other	82	101	172	191
Total other expenses	$199	$243	$421	$473
Acquisition Costs
We recorded approximately $11 million and $22 million of acquisition costs in the three and six months ended June 30, 2021, respectively, compared to $12 million and $23 million in the same periods in 2020, respectively, related to our acquisition of CRD.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	157	6	1	164
Payments and Other Adjustments	(25)	(1)	—	(26)
Accrual Balance at June 30, 2020	$132	$5	$1	$138
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	180	6	—	186
Payments and Other Adjustments	(34)	—	—	(34)
Accrual Balance at June 30, 2021	$146	$6	$—	$152
State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to pages 181 to 182 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income	$763	$694	$1,282	$1,328
Less:
Preferred stock dividends	(34)	(32)	(64)	(85)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—	(1)	(1)
Net income available to common shareholders	$728	$662	$1,217	$1,242
Average common shares outstanding (In thousands):
Basic average common shares	345,889	352,157	348,303	352,952
Effect of dilutive securities: equity-based awards	5,693	4,256	5,131	4,076
Diluted average common shares	351,582	356,413	353,434	357,028
Anti-dilutive securities(2)	176	2,989	192	1,580
Earnings per common share:
Basic	$2.11	$1.88	$3.49	$3.52
Diluted(3)	2.07	1.86	3.44	3.48

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 176 and 177 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 182 to 183 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, certain employee costs, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Servicing fees	$1,399	$1,272	$—	$—	$—	$—	$1,399	$1,272
Management fees	—	—	504	444	—	—	504	444
Foreign exchange trading services	270	312	16	13	—	—	286	325
Securities finance	106	88	3	4	—	—	109	92
Software and processing fees (1)	209	229	7	16	—	—	216	245
Total fee revenue	1,984	1,901	530	477	—	—	2,514	2,378
Net interest income	468	571	(1)	(12)	—	—	467	559
Total other income	—	—	—	—	53	—	53	—
Total revenue	2,452	2,472	529	465	53	—	3,034	2,937
Provision for credit losses	(15)	52	—	—	—	—	(15)	52
Total expenses	1,755	1,717	346	353	10	12	2,111	2,082
Income before income tax expense	$712	$703	$183	$112	$43	$(12)	$938	$803
Pre-tax margin	29%	28%	35%	24%			31%	27%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Servicing fees	$2,770	$2,559	$—	$—	$—	$—	$2,770	$2,559
Management fees	—	—	997	908	—	—	997	908
Foreign exchange trading services	603	746	29	23	—	—	632	769
Securities finance	201	177	7	7	—	—	208	184
Software and processing fees (1)	381	366	9	(9)	—	—	390	357
Total fee revenue	3,955	3,848	1,042	929	—	—	4,997	4,777
Net interest income	941	1,234	(7)	(11)	—	—	934	1,223
Total other income	—	2	—	—	53	—	53	2
Total revenue	4,896	5,084	1,035	918	53	—	5,984	6,002
Provision for credit losses	(24)	88	—	—	—	—	(24)	88
Total expenses	3,634	3,576	743	738	66	23	4,443	4,337
Income before income tax expense	$1,286	$1,420	$292	$180	$(13)	$(23)	1,565	$1,577
Pre-tax margin	26%	28%	28%	20%			26%	26%

(1) Investment Management includes other revenue items that are primarily driven by equity market movements.
State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 184 to 186 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,399	$—	$1,399	$—	$—	$—	$—	$—	$—	$1,399
Management fees	—	—	—	504	—	504	—	—	—	504
Foreign exchange trading services	83	187	270	16	—	16	—	—	—	286
Securities finance	61	45	106	—	3	3	—	—	—	109
Software and processing fees	156	53	209	—	7	7	—	—	—	216
Total fee revenue	1,699	285	1,984	520	10	530	—	—	—	2,514
Net interest income	—	468	468	—	(1)	(1)	—	—	—	467
Total other income	—	—	—	—	—	—	—	53	53	53
Total revenue	$1,699	$753	$2,452	$520	$9	$529	$—	$53	$53	$3,034

	Six Months Ended June 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$2,770	$—	$2,770	$—	$—	$—	$—	$—	$—	$2,770
Management fees	—	—	—	997	—	997	—	—	—	997
Foreign exchange trading services	178	425	603	29	—	29	—	—	—	632
Securities finance	121	80	201	—	7	7	—	—	—	208
Software and processing fees	264	117	381	—	9	9	—	—	—	390
Total fee revenue	3,333	622	3,955	1,026	16	1,042	—	—	—	4,997
Net interest income	—	941	941	—	(7)	(7)	—	—	—	934
Total other income	—	—	—	—	—	—	—	53	53	53
Total revenue	$3,333	$1,563	$4,896	$1,026	$9	$1,035	$—	$53	$53	$5,984

	Three Months Ended June 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,272	$—	$1,272	$—	$—	$—	$1,272
Management fees	—	—	—	444	—	444	444
Foreign exchange trading services	95	217	312	13	—	13	325
Securities finance	63	25	88	—	4	4	92
Software and processing fees	151	78	229	—	16	16	245
Total fee revenue	1,581	320	1,901	457	20	477	2,378
Net interest income	—	571	571	—	(12)	(12)	559
Total revenue	$1,581	$891	$2,472	$457	$8	$465	$2,937

	Six Months Ended June 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$2,559	$—	$2,559	$—	$—	$—	$2,559
Management fees	—	—	—	908	—	908	908
Foreign exchange trading services	195	551	746	23	—	23	769
Securities finance	120	57	177	—	7	7	184
Software and processing fees	258	108	366	—	(9)	(9)	357
Total fee revenue	3,132	716	3,848	931	(2)	929	4,777
Net interest income	—	1,234	1,234	—	(11)	(11)	1,223
Total other income	—	2	2	—	—	—	2
Total revenue	$3,132	$1,952	$5,084	$931	$(13)	$918	$6,002
State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of June 30, 2021 and December 31, 2020, net receivables of $2.94 billion and $2.68 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,319	$1,715	$3,034	$1,268	$1,669	$2,937
Income before income tax expense	376	562	938	339	464	803
	Six Months Ended June 30,
	2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$2,655	$3,329	$5,984	$2,625	$3,377	$6,002
Income before income tax expense	699	866	1,565	678	899	1,577

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $109.41 billion and $94.29 billion as of June 30, 2021 and 2020, respectively.
State Street Corporation | 93

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity for the three- and six-month periods ended June 30, 2021 and 2020, cash flows for the six-month periods ended June 30, 2021 and 2020 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
July 23, 2021

State Street Corporation | 94

ACRONYMS

ABS	Asset-backed securities	EUR	Euro
AFS	Available-for-sale	LCR(1)	Liquidity coverage ratio
AML	Anti-money laundering	LIHTC	Low income housing tax credits
AOCI	Accumulated other comprehensive income (loss)	LDA model	Loss distribution approach model
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
BCC	Business Conduct Committee	MRAC	Management Risk and Capital Committee
bps	Basis points	MRC	Model Risk Committee
CAP	Capital adequacy process	MRM	Model Risk Management
CCAR	Comprehensive Capital Analysis and Review	MVG	Model Validation Group
CRD	Charles River Development	NII	Net interest income
CET1(1)	Common equity tier 1	NIM	Net interest margin
CFTC	Commodity Futures Trading Commission	NOL	Net Operating Loss
CIS	Corporate Information Security	NSFR(1)	Net stable funding ratio
COSO	Committee of Sponsoring Organizations of the Treadway Commission	ORM	Operational risk management
CRO	Chief Risk Officer	OTC	Over-the-counter
CRPC	Credit Risk & Policy Committee	OTTI	Other-than-temporary-impairment
CVA	Credit valuation adjustment	PCA	Prompt corrective action
DOJ	Department of Justice	PCAOB	Public Company Accounting Oversight Board
DOL	Department of Labor	PD(1)	Probability-of-default
E&A Committee	Examining and Audit Committee	P&L	Profit-and-loss
ECB	European Central Bank	RC	Risk Committee
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	RWA(1)	Risk-weighted asset
EMEA	Europe, Middle East, and Africa	SCB	Stress Capital Buffer
EPS	Earnings per share	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SLB	Stress Leverage Buffer
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TCJA	Tax Cuts and Jobs Act
FTE	Fully taxable-equivalent	TLAC(1)	Total loss-absorbing capacity
FSOC	Financial Stability Oversight Council	TMRC	Trading and Markets Risk Committee
FX	Foreign exchange	TOPS	Technology and Operations Committee
GAAP	Generally accepted accounting principles	TORC	Technology and Operational Risk Committee
GCR	Global credit review	UCITS	Undertakings for Collective Investments in Transferable Securities
G-SIB	Global systemically important bank	UOM	Unit of measure
HQLA(1)	High-quality liquid assets	VaR	Value-at-Risk
HRC	Human Resources Committee	VIE	Variable interest entity
HTM	Held-to-maturity	WD	Withdrawn
IDI	Insured Depository Institution

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

Collateralized loan obligations: A loan or security backed by a pool of debt, primarily senior secured leveraged loans. CLOs are similar to collateralized mortgage obligations, except for the different type of underlying loan. With a CLO, the investor receives scheduled loan or debt payments from the underlying loans, assuming most of the risk in the event borrowers default, but is offered greater diversity and the potential for higher-than-average returns.

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

Exposure-at-default: A measure used in the calculation of regulatory capital under Basel III final rule. It can be defined as the expected amount of loss a bank may be exposed to upon default of an obligor.

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

PART 2. OTHER INFORMATION

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
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the purchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve. In July 2021, our Board authorized a share repurchase program for the purchase of up to $3.0 billion of our common stock through the end of 2022.
Stock purchases may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including investment opportunities, our capital position, our financial performance, market conditions and the amount of common stock issued as part of employee compensation programs. The common stock purchase program does not have specific price targets and may be suspended at any time

	Total Number of Shares Purchased (In thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (In thousands)
Period:
April 1 - April 30, 2021	1,086	$81.15	1,086	$336,857
May 1 - May 31, 2021	2,442	85.78	2,442	127,380
June 1 - June 30, 2021	1,489	85.56	1,489	—
Total	5,017	$84.71	5,017	$—

State Street Corporation | 97

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

(Note: None of the instruments defining the rights of holders of State Street's outstanding long-term debt are in respect of indebtedness in excess of 10%of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

	10.1†	Francisco Aristeguieta Employment Letter Agreement dated June 22, 2021 and Confidentiality, Intellectual Property and Restrictive Covenant Protective Agreement dated July 15, 2019
10.2
Deferred Prosecution Agreement dated May 13, 2021 between State Street Corporation and the Office of the United States Attorney for the District of Massachusetts (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 14, 2021 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2021 and 2020, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2021 and 2020, (iii) consolidated statement of condition as of June 30, 2021 and December 31, 2020, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2021 and 2020, (v) consolidated statement of cash flows for the six months ended June 30, 2021 and 2020, and (vi) notes to consolidated financial statements.
State Street Corporation | 98

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 23, 2021	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 23, 2021	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 99