Form 10-Q
period 2021-09-30
STATE STREET CORP
filed 2021-10-22
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 20, 2021 was 365,629,173.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2021

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $43.34 trillion of AUC/A and $3.86 trillion of AUM as of September 30, 2021.
As of September 30, 2021, we had consolidated total assets of $323.14 billion, consolidated total deposits of $259.37 billion, consolidated total shareholders' equity of $27.31 billion and 38,932 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
•contingencies; and
•allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 123 to 125, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K. We did not change these significant accounting policies in the first nine months of 2021.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the LCR, summary results of semi-annual State Street-
State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
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
Strategic Risks
•The possibility that some or all of the anticipated business, financial, capital, staffing, operational or other benefits or synergies of the acquisition of the BBH Investor Services business will not be realized when expected or at all, including as a result of the impact of, additional costs or unanticipated negative synergies associated with, or problems arising from, the integration of the BBH Investor Services business (including challenges in transitioning clients, systems, technology or personnel), as a result of regulatory or operational challenges we may experience, as a result of disruptions from the transaction harming relationships (including those resulting from the announcement of the transaction) with our clients, employees or regulators, or as a result of the strength of the economy and competitive factors in the areas where we and the BBH Investor Services business do business;
•The failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect us or the expected benefits of the transaction, perhaps materially), to satisfy any of the other conditions to the acquisition or at all, in each case, on a timely basis or at all; and, if delayed, the resulting effects, including in magnitude and timing of the expected financial benefits of the acquisition of the BBH Investor Services business, of a delayed closing of the acquisition (which expected financial benefits are presented and determined assuming a closing date of December 31, 2021);
•The occurrence of any event, change or other circumstances that could give rise to the termination of the definitive purchase agreement in respect of the acquisition of the BBH Investor Services business;
•Potential adverse changes in demand for the products and services of State Street and of the BBH Investor Services business;
•We are subject to intense competition, which could negatively affect our profitability;
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
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,			% Change
(Dollars in millions, except per share amounts)	2021		2020
Total fee revenue	$2,504		$2,306	9%
Net interest income	487		478	2
Total other income	(1)		—	nm
Total revenue	2,990		2,784	7
Provision for credit losses	(2)		—	nm
Total expenses	2,116		2,103	1
Income before income tax expense	876		681	29
Income tax expense	162		126	29
Net income	$714		$555	29
Adjustments to net income:
Dividends on preferred stock(1)	$(21)		$(38)	(45)
Earnings allocated to participating securities(2)	—		—	nm
Net income available to common shareholders	$693		$517	34
Earnings per common share:
Basic	$1.99		$1.47	35
Diluted	1.96		1.45	35
Average common shares outstanding (in thousands):
Basic	347,718		352,586	(1)
Diluted	353,494		357,168	(1)
Cash dividends declared per common share	$.57		$.52	10
Return on average common equity	11.6%		8.9%	270 bps
Pre-tax margin	29.3		24.5	480
	Nine Months Ended September 30,			% Change
(Dollars in millions, except per share amounts)	2021		2020
Total fee revenue	$7,501		$7,083	6%
Net interest income	1,421		1,701	(16)
Total other income	52	—	2	nm
Total revenue	8,974		8,786	2
Provision for credit losses	(26)		88	nm
Total expenses	6,559		6,440	2
Income before income tax expense	2,441		2,258	8
Income tax expense	445		375	19
Net income	$1,996		$1,883	6
Adjustments to net income:
Dividends on preferred stock(1)	$(85)		$(123)	(31)
Earnings allocated to participating securities(2)	(1)		(1)	—
Net income available to common shareholders	$1,910		$1,759	9
Earnings per common share:
Basic	$5.49		$4.99	10
Diluted	5.40		4.93	10
Average common shares outstanding (in thousands):
Basic	348,106		352,829	(1)
Diluted	353,376		356,971	(1)
Cash dividends declared per common share	$1.61		$1.56	3
Return on average common equity	10.8%		10.6%	20 bps
Pre-tax margin	27.2		25.7	150

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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2021 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2021, compared to the same periods in 2020, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2020 period to the relevant 2021 period results.
Financial Results and Highlights
•Third quarter of 2021 financial performance:
◦EPS of $1.96 in the third quarter of 2021, up 35%, from $1.45 in the same period in 2020.
◦Total fee revenue was up 9% in the third quarter of 2021, compared to the same period in 2020, including less than 1% due to currency translation.
◦Servicing fee revenues were up 7% in the third quarter of 2021, compared to the same period in 2020. Management fee revenues were up 10% in the third quarter of 2021, compared to the same period in 2020.
◦In the third quarter of 2021, return on equity of 11.6% increased from 8.9% in the same period in 2020, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 29.3% in the third quarter of 2021 increased from 24.5% in the same period in 2020, primarily due to an increase in total revenue.
◦Operating leverage was 6.8% points in the third quarter of 2021. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
•In September 2021, we announced that we had entered into a definitive agreement to acquire the BBH Investor Services business for $3.5 billion in cash. This proposed acquisition is subject to regulatory approvals and the satisfaction or waiver of other closing conditions.
◦We expect to finance the proposed acquisition of the BBH Investor Services business primarily with the proceeds of $1.9 billion from a common stock offering completed in September 2021, a temporary suspension of repurchases of our common stock and with cash on hand.
•During the third quarter of 2021, our business and financial results continued to reflect effects of the COVID-19 pandemic:
◦Approximately 77% of our employees globally continue to work remotely as of September 30, 2021.
◦We continued to experience high levels of client deposits in the third quarter of 2021 amidst the Federal Reserve's expansionary monetary policy.
Revenue
•Total revenue increased 7% in the third quarter of 2021, compared to the same period in 2020. Total fee revenue increased 9% in the third quarter of 2021, compared to the same period in 2020, driven by increases across all categories of fee revenue.
•Servicing fee revenue increased 7% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher average equity market levels, client activity and flows, and net new business, partially offset by normal pricing headwinds.
•Management fee revenue increased 10% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by idiosyncratic actions by an institutional client, as previously reported, and higher money market fee waivers.
•Foreign exchange trading services increased 3% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher direct sales and trading revenue and indirect volumes, partially offset by lower FX volatility.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Securities finance revenue increased 26% in the third quarter of 2021, compared to the same period in 2020, reflecting higher client securities loan balances and spreads, as well as new business wins in enhanced custody.
•Software and processing fees revenue increased 15% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher CRD revenues.
•NII increased 2% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher loan balances and growth in the investment portfolio and deposits, as well as the absence of a $20 million non-recurring true-up in the third quarter of 2020, partially offset by lower investment portfolio yields.
Provision for Credit Losses
•The provision for credit losses was a $2 million reserve release in the third quarter of 2021, compared to no provision for credit losses in the same period in 2020, which is primarily driven by improvements in credit quality and stable economic outlook.
Expenses
•Total expenses increased 1% in the third quarter of 2021, compared to the same period in 2020, primarily reflecting the impact of notable items and currency translation. Currency translation increased expenses by less than 1% in the third quarter of 2021, relative to the same period in 2020.
•The impact of notable items in the third quarter of 2021 includes acquisition and restructuring costs of approximately $18 million, of which $11 million related to CRD and $7 million related to our proposed acquisition of the BBH Investor Services business.
•The impact of notable items in the third quarter of 2020 includes acquisition and restructuring costs of approximately $15 million, primarily related to CRD, and a $9 million accrual release.
AUC/A and AUM
•AUC/A of $43.34 trillion increased 18% as of September 30, 2021, compared to September 30, 2020, primarily due to higher market levels, client flows and net new business growth. In the third quarter of 2021, newly announced asset servicing mandates totaled approximately $1.66 trillion, with State Street AlphaSM representing a large proportion of the wins. Servicing assets remaining to be installed in future periods totaled approximately $2.73 trillion as of September 30, 2021.
•AUM of $3.86 trillion increased 23% as of September 30, 2021, compared to September 30, 2020, primarily due to higher market levels and net inflows from ETFs and cash, partially offset by institutional net outflows.
Capital
•In the third quarter of 2021, we returned a total of approximately $179 million to our shareholders in the form of common stock dividends paid.
•We declared common stock dividends of $0.57 per share, totaling $209 million in the third quarter of 2021 to be paid in the fourth quarter of 2021, compared to $0.52 per share, totaling $184 million in the third quarter of 2020, representing a 10% increase on a per share basis from the third quarter of 2020.
•In July 2021, our Board authorized a common share repurchase plan of up to $3.0 billion of our common stock through the end of 2022, however, in connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third quarter of 2021. We do not intend to repurchase any common stock during the fourth quarter of 2021 and the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
•In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our proposed acquisition of the BBH Investor Services business.
•Our CET1 capital ratio increased to 13.5% as of September 30, 2021, compared to 12.3% as of December 31, 2020, primarily due to higher retained earnings and the issuance of common stock in September 2021, partially offset by higher risk-weighted assets. Our Tier 1 leverage ratio decreased to 6.3% as of September 30, 2021 compared to 6.4% as of December 31, 2020. Following the planned closing of our acquisition of the BBH Investor Services business, we expect both capital ratios to be at the lower end of our target ranges of 10-11% for CET1 ratio and
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
5.25%-5.75% for Tier 1 Leverage ratio . As of both September 30, 2021 and December 31, 2020, standardized capital ratios were binding.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2021, compared to the same periods in 2020, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2021	2020
Fee revenue:
Servicing fees	$1,395	$1,301	7%
Management fees(1)	526	479	10
Foreign exchange trading services(1)	279	270	3
Securities finance	106	84	26
Software and processing fees	198	172	15
Total fee revenue	2,504	2,306	9
Net interest income:
Interest income	487	520	(6)
Interest expense	—	42	nm
Net interest income	487	478	2
Other income:
Gains (losses) related to investment securities, net	(1)	—	nm
Other income	—	—	nm
Total other income	(1)	—	nm
Total revenue(1)	$2,990	$2,784	7

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2021	2020
Fee revenue:
Servicing fees	$4,165	$3,860	8%
Management fees(1)	1,523	1,387	10
Foreign exchange trading services(1)	911	1,039	(12)
Securities finance	314	268	17
Software and processing fees	588	529	11
Total fee revenue	7,501	7,083	6
Net interest income:
Interest income	1,425	2,062	(31)
Interest expense	4	361	(99)
Net interest income	1,421	1,701	(16)
Other income:
Gains (losses) related to investment securities, net	(1)	2	nm
Other income	53	—	nm
Total other income	52	2	nm
Total revenue	$8,974	$8,786	2

(1) Certain fees associated with our GLD ETFs have been reclassified from foreign exchange trading services to management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $24 million and $58 million in the three and nine months ended September 30, 2020, respectively.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2021 and 2020. Servicing and management fees collectively made up approximately 77% and 76% of the total fee revenue in the three and nine months ended September 30, 2021, respectively, compared to 77% and 74% in the same periods in 2020, respectively.
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
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes and geography of assets held within our clients’ portfolios. For certain asset classes where the valuation process is more complex, including alternative investments, or where our valuation is dependent on third party information, AUC/A is reported on a lag, typically one-month. For those asset classes, the impact of market levels on our reported AUC/A does not reflect current period-end market levels.
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
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate, using relevant information as of September 30, 2021 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors constant and using relevant information as of September 30, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
S&P 500®	4,422	3,320	33%	4,408	3,378	30%	4,308	3,363	28%
MSCI EAFE®	2,338	1,871	25	2,320	1,862	25	2,281	1,855	23
MSCI® Emerging Markets	1,295	1,084	19	1,280	1,087	18	1,253	1,082	16

	Daily Averages of Indices					Month-End Averages of Indices
	Nine Months Ended September 30,					Nine Months Ended September 30,
		2021	2020	% Change			2021	2020	% Change
S&P 500®		4,162	3,104	34%			4,156	3,106	34%
MSCI EAFE®		2,283	1,807	26			2,263	1,790	26
MSCI® Emerging Markets		1,336	1,015	32			1,325	1,003	32

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2021	2020	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,355	2,376	(1)%
Barclays Capital Global Aggregate Bond Index®	536	541	(1)

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
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2021	2020
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$130.0	$21.4
Money Market	20.8	(165.8)
Exchange-Traded Fund	103.2	60.1
Total Flows	$254.0	$(84.3)

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$213.4	$134.4
Money Market	47.9	60.0
Exchange-Traded Fund	36.7	32.4
Total Flows	$298.0	$226.8

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
(3) The third quarter of 2021 data for North America (US domiciled) includes Morningstar direct actuals for July and August 2021 and Morningstar direct estimates for September 2021.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The third quarter of 2021 data for Europe is on a rolling three month basis for June 2021 through August 2021, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2020, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 2% on average with a range of 0% to 3% annually. Gross investment servicing mandates were $1.66 trillion in the third quarter of 2021 and $1.3 trillion per year on average over the past five years. Over the five years ended December 31, 2020, gross annual investment servicing mandates ranged from $750 billion to nearly $2.0 trillion.
New business impacting servicing fees can include: custody; product accounting; daily valuation and administration; record-keeping; cash management; and other services. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the 2 years ended December 31, 2020. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $2.73 trillion that are yet to be installed as of September 30, 2021, we expect the conversion will occur over the coming 12 to 24 months, with approximately half of the annualized revenue expected to be recognized through 2022, and the remainder primarily in 2023.
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
Based on the impact of the above, client activity and asset flows, net new business and pricing, noted drivers of our servicing fee revenue will vary depending on the mix of products and services we provide to our clients. The full impact of changes in market valuations and the volume of activity in the funds may not be fully reflected in our servicing fee revenues in the periods in which the changes occur, particularly in periods of higher volatility.
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
The impact of State Street Global Advisors gross money market fund fee waivers on total management fee revenue was approximately $20 million in the third quarter of 2021. As of September 30, 2021, and assuming short-term spot interest rates and the amount of money market fund assets remain constant, we estimate that the impact of gross money market fee waivers on our management fees would be approximately $20 million in the fourth quarter of 2021. We believe that a further decline in short-term interest rates, primarily one- and three-month interest rates, would not materially impact this estimate. Alternatively, if short-term interest rates were to rise by approximately 10bps, the impact of gross money market fee waivers on our management fees would be largely mitigated in the subsequent quarterly periods.
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
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In light of the above, we estimate, using relevant information as of September 30, 2021 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 5%; and
•We estimate, similarly assuming all other factors constant and using relevant information as of September 30, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, will have a smaller impact on our management fee revenues on average and over time.
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
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2021, compared to the same periods in 2020.
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
NII on an FTE basis increased in the three months ended September 30, 2021, compared to the same period in 2020, primarily due to higher loan balances and growth in the investment portfolio and deposits, as well as the absence of a non-recurring true-up in the third quarter of 2020, partially offset by lower investment portfolio yields.
NII on an FTE basis decreased in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to lower investment portfolio yields, partially offset by deposit, investment portfolio and loan growth, and the absence of a non-recurring true-up in the third quarter of 2020.
Investment securities net premium amortization, which is included in interest income, was $128 million and $454 million in the three and nine months ended September 30, 2021, respectively, compared to $179 million and $396 million in the same periods in 2020, respectively. The decrease in MBS premium amortization in the three months ended September 30, 2021, compared to the same period in 2020, is primarily driven by lower prepayments and the absence of a non-recurring true-up of $20 million, which impacted the third quarter of 2020. The increase in the nine months ended September 30, 2021, compared to the same period in 2020, is primarily driven by low level of interest rates and the absence of the MMLF discount accretion.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 6: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized premiums, net of discounts at period end	$768	$497	$1,265	$1,281	$735	$2,016
Net premium amortization(2)	78	50	128	128	51	179

(1) The investment securities portfolio duration is 3.1 years as of September 30, 2021.
(2) Net of discount accretion on MMLF HTM securities.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 7: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and nine months ended September 30, 2021, compared to the same periods in 2020.

TABLE 7: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks (2)	$79,375	$—	—%	$72,717	$(6)	(.03)%
Securities purchased under resale agreements(3)	4,061	6	.65	4,181	20	1.91
Trading account assets	733	—	.02	900	—	—
Investment securities:
Investment securities available-for-sale	69,621	150	.86	59,593	169	1.13
Investment securities held-to-maturity	44,014	161	1.47	43,367	174	1.61
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	7,488	25	1.32
Total investment securities	113,635	311	1.10	110,448	368	1.33
Loans	32,035	168	2.08	25,974	139	2.13
Other interest-earning assets	24,662	5	.08	11,586	3	.10
Average total interest-earning assets	$254,501	$490	.76	$225,806	$524	.92
Interest-bearing deposits:
U.S.	$104,575	$6	.02%	$85,432	$4	.02%
Non-U.S.(2)(4)	82,230	(68)	(.33)	69,514	(65)	(.37)
Total interest-bearing deposits(4)(5)	186,805	(62)	(.13)	154,946	(61)	(.16)
Securities sold under repurchase agreements	332	—	—	2,891	—	.08
Short-term borrowings under money market liquidity facility	—	—	—	7,449	23	1.24
Other short-term borrowings	837	—	.17	1,724	2	.44
Long-term debt	13,021	51	1.59	14,794	69	1.86
Other interest-bearing liabilities	5,461	11	.78	2,764	9	1.28
Average total interest-bearing liabilities	$206,456	$—	—	$184,568	$42	.09
Interest rate spread			.76%			.83%
Net interest income, fully taxable-equivalent basis		$490			$482
Net interest margin, fully taxable-equivalent basis			.76%			.85%
Tax-equivalent adjustment		(3)			(4)
Net interest income, GAAP-basis		$487			$478
	Nine Months Ended September 30,
	2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks(2)	$91,291	$(13)	(.02)%	$75,517	$79	.14%
Securities purchased under resale agreements(3)	4,194	19	.61	3,114	109	4.68
Trading account assets	754	—	.01	897	—	—
Investment securities:
Investment securities available-for-sale	65,051	435	.89	57,109	609	1.42
Investment securities held-to-maturity	45,526	510	1.49	41,595	641	2.06
Investment securities held-to-maturity purchased under money market liquidity facility	420	4	1.35	9,516	103	1.45
Total investment securities	110,997	949	1.14	108,220	1,353	1.67
Loans	29,858	467	2.09	27,266	482	2.36
Other interest-earning assets	21,322	13	.08	10,729	52	.64
Average total interest-earning assets	$258,416	$1,435	.74	$225,743	$2,075	1.23
Interest-bearing deposits:
U.S.	$105,286	$10	.01%	$85,592	$111	.17%
Non-U.S.(2)(4)	81,318	(206)	(.34)	66,953	(158)	(.31)
Total interest-bearing deposits(4)(5)	186,604	(196)	(.14)	152,545	(47)	(.04)
Securities sold under repurchase agreements	606	—	.02	2,687	3	.16
Short-term borrowings under money market liquidity facility	421	4	1.21	9,550	87	1.22
Other short-term borrowings	832	1	.20	2,582	17	.86
Long-term debt	13,431	165	1.64	14,553	252	2.31
Other interest-bearing liabilities	5,332	30	.77	3,217	49	2.01
Average total interest-bearing liabilities	$207,226	$4	—	$185,134	$361	.26
Interest rate spread			.74%			.97%
Net interest income, fully taxable-equivalent basis		$1,431			$1,714
Net interest margin, fully taxable-equivalent basis			.74%			1.01%
Tax-equivalent adjustment		(10)			(13)
Net interest income, GAAP-basis		$1,421			$1,701

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $52.17 billion and $66.92 billion in the three and nine months ended September 30, 2021, respectively, compared to $83.48 billion and $103.46 billion in the same periods in 2020, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.05% and 0.04% in the three and nine months ended September 30, 2021, respectively, compared to 0.09% and 0.14% in the same periods in 2020, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($16) million and ($53) million in the three and nine months ended September 30, 2021, respectively, compared to ($19) million and ($39) million for the same periods in 2020, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.10)% in both the three and nine months ended September 30, 2021, compared to (0.11)% and (0.01)% in the same periods in 2020, respectively.
(5) Total deposits averaged $233.27 billion and $233.96 billion in the three and nine months ended September 30, 2021, respectively, compared to $189.23 billion and $188.82 billion in the same periods in 2020, respectively.
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
Average total interest-earning assets were $254.50 billion and $258.42 billion in the three and nine months ended September 30, 2021, respectively, compared to $225.81 billion and $225.74 billion in the same periods in 2020, respectively. The increase is primarily due to higher interest-bearing deposits with banks, investment securities, loans and other interest- earning assets, partially offset by a decrease in investment securities purchased under the MMLF facility.
Interest-bearing deposits with banks averaged $79.38 billion and $91.29 billion in the three and nine months ended September 30, 2021, respectively, compared to $72.72 billion and $75.52 billion in the same periods in 2020, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Securities repurchased under resale agreements averaged $4.06 billion and $4.19 billion in the three and nine months ended September 30, 2021, respectively, compared to $4.18 billion and $3.11 billion in the same periods in 2020, respectively. The impact of balance sheet netting decreased to $52.17 billion and $66.92 billion in the three and nine months ended September 30, 2021, respectively, compared to $83.48 billion and $103.46 billion in the same periods in 2020, respectively. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net securities sold under repurchase agreements against those repurchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The decrease in average balance sheet netting in the three and nine months ended September 30, 2021, compared to the same periods in 2020, is primarily due to lower FICC repo volumes from an increased cash supply and lower short-term interest rates driven by extensive Federal Reserve stimulus.
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
Average investment securities were $113.64 billion and $111.00 billion, in the three and nine months ended September 30, 2021, respectively, including $420 million MMLF securities in the nine months ended September 30, 2021, compared to $110.45 billion and $108.22 billion, including $7.49 billion and $9.52 billion MMLF securities, in the same periods in 2020, respectively. We did not have any MMLF securities in the three months ended September 30, 2021. Average investment securities, excluding MMLF HTM securities, increased to $113.64 billion and $110.58 billion in the three and nine months ended September 30, 2021, respectively, compared to $102.96 billion and $98.70 billion in the same periods in 2020, respectively, primarily driven by U.S. Treasuries, CMBS balances and foreign government bonds. The growth reflects our deployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $32.04 billion and $29.86 billion in the three and nine months ended September 30, 2021, respectively, compared to $25.97 billion and $27.27 billion in the same periods in 2020, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $28.41 billion and $25.92 billion in the three and nine months ended September 30, 2021, respectively, compared to $22.54 billion and $22.42 billion in the same periods in 2020, respectively. The increases in both periods are primarily due to growth in CLOs in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $24.66 billion and $21.32 billion in the three and nine months ended September 30, 2021, respectively, from $11.59 billion and $10.73 billion in the same periods in 2020, respectively, primarily driven by an increase in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Aggregate average total interest-bearing deposits increased to $186.81 billion and $186.60 billion in the three and nine months ended September 30, 2021, respectively, from $154.95 billion and $152.55 billion in the same periods in 2020, respectively. Average U.S. interest-bearing deposits increased as a result of the market uncertainty due to the COVID-19 pandemic, U.S. monetary policy and the level of global interest rates. We expect deposits to remain elevated within the current environment of low interest rates and continued expansion of the money supply by the Federal Reserve, but modestly reduced from third quarter of 2021 levels. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $0.84 billion and $0.83 billion in the three and nine months ended September 30, 2021, respectively, from $1.72 billion and $2.58 billion in the same periods in 2020, respectively. The decrease is primarily due to lower borrowings from the FHLB in the three and nine months ended September 30, 2021, compared to the same periods in 2020.
Average long-term debt was $13.02 billion and $13.43 billion in the three and nine months ended September 30, 2021, respectively, compared to $14.79 billion and $14.55 billion in the same periods in 2020, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $5.46 billion and $5.33 billion in the three and nine months ended September 30, 2021, respectively, compared to $2.76 billion and $3.22 billion in the same periods in 2020, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
There was a $2 million reserve release for the provision for credit losses in the third quarter of 2021, which is primarily driven by improvements in credit quality and stable economic outlook. We recorded no provision for credit losses in the third quarter of 2020.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 8: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

TABLE 8: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2021	2020
Compensation and employee benefits	$1,054	$1,062	(1)%
Information systems and communications	406	395	3
Transaction processing services	253	234	8
Occupancy	102	109	(6)
Amortization of other intangible assets	62	59	5
Acquisition costs	18	15	20
Other:
Professional services	91	89	2
Other	130	140	(7)
Total other	221	229	(3)
Total expenses	$2,116	$2,103	1
Number of employees at quarter-end	38,932	38,979	—

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2021	2020
Compensation and employee benefits	$3,373	$3,321	2%
Information systems and communications	1,225	1,156	6
Transaction processing services	786	721	9
Occupancy	311	327	(5)
Amortization of other intangible assets	183	175	5
Acquisition costs	40	38	5
Restructuring charges, net	(1)	—	nm
Other:
Professional services	246	261	(6)
Other	396	441	(10)
Total other	642	702	(9)
Total expenses	$6,559	$6,440	2
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Compensation and employee benefits expenses decreased 1% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher salary deferrals and lower headcount, partially offset by higher medical benefits costs. Compensation and employee benefits expenses increased 2% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to currency translation and higher seasonal expenses, partially offset by lower headcount in high cost locations and incentive compensation. Currency translation increased compensation and employee benefits by 2% in the nine months ended September 30, 2021, compared to the same period in 2020.
Total headcount was flat as of September 30, 2021 compared to September 30, 2020, primarily driven by hiring in global hubs, offset by a reduction in high cost locations.
Information systems and communications expenses increased 3% in the third quarter of 2021, compared to the same period in 2020, primarily due to higher technology and infrastructure investments. Information systems and communications expenses increased 6% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily related to higher software costs, technology infrastructure investments and notable items, partially offset by transformation initiatives. Currency translation increased information systems and communications expenses by 1% in the nine months ended September 30, 2021, compared to the same period in 2020.
Transaction processing services expenses increased 8% and 9% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher sub-custody costs and market data fees. Currency translation increased transaction processing services and communications expenses by 2% in the nine months ended September 30, 2021, compared to the same period in 2020.
Occupancy expenses decreased 6% and 5% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to footprint optimization. Currency translation increased occupancy expenses by 2% in the nine months ended September 30, 2021, compared to the same period in 2020.
Amortization of other intangible assets increased 5% in both the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to the lift-out in the first quarter of 2021 of the depository bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo.
Other expenses decreased 3% in the third quarter of 2021, compared to the same period in 2020, primarily driven by lower sub-advisor costs and marketing costs, partially offset by the absence of notable items from the third quarter of 2020. Other expenses decreased 9% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to lower securities processing losses, professional services and travel costs.
Acquisition Costs
We recorded approximately $11 million and $33 million of acquisition costs in the three and nine months ended September 30, 2021, respectively, compared to $15 million and $38 million in the same periods in 2020, respectively, related to our acquisition of CRD. As we integrate CRD into our business, we expect to incur up to approximately $225 million in total of acquisition costs for the period beginning the last quarter of 2018 through 2021, after which we will no longer distinguish certain CRD costs as acquisition costs. As of September 30, 2021, we have incurred a total of $197 million of acquisition costs related to CRD.
In addition, we recorded approximately $7 million of acquisition costs in the third quarter of 2021 related to our proposed acquisition of the BBH Investor Services business. We expect to incur up to approximately $590 million of total acquisition and integration costs related to the acquisition through the third year following its closing.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 9: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	157	6	1	164
Payments and Other Adjustments	(25)	(1)	—	(26)
Accrual Balance at June 30, 2020	$132	$5	$1	$138
Payments and Other Adjustments	(10)	1	(1)	(10)
Accrual Balance at September 30, 2020	$122	$6	$—	$128

Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186
Payments and Other Adjustments	(34)	—	—	(34)
Accrual Balance at June 30, 2021	$146	$6	$—	$152
Payments and other adjustments	(23)	—	—	(23)
Accrual Balance at September 30, 2021	$123	$6	$—	$129
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $162 million and $445 million in the three and nine months ended September 30, 2021, respectively, compared to $126 million and $375 million in the same periods in 2020, respectively. Our effective tax rate was 18.5% and 18.2% in the three and nine months ended September 30, 2021, respectively, compared to 18.5% and 16.6% in the same periods in 2020, respectively. The increase in the nine months ended September 30, 2021 compared to the same period in 2020, is primarily due to lower benefits from tax credit investments.
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
Following completion of our proposed acquisition of the BBH Investor Services business, the acquired business will be included within our Investment Servicing line of business.
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
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2021	2020
Servicing fees	$1,395	$1,301	7%
Foreign exchange trading services	266	252	6
Securities finance	103	81	27
Software and processing fees	204	162	26
Total fee revenue	1,968	1,796	10
Net interest income	491	482	2
Total other income	(1)	—	nm
Total revenue	2,458	2,278	8
Provision for credit losses	(2)	—	nm
Total expenses	1,755	1,739	1
Income before income tax expense	$705	$539	31
Pre-tax margin	29%	24%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2021	2020
Servicing fees	$4,165	$3,860	8%
Foreign exchange trading services	869	998	(13)
Securities finance	304	258	18
Software and processing fees	585	528	11
Total fee revenue	5,923	5,644	5
Net interest income	1,432	1,716	(17)
Total other income	(1)	2	nm
Total revenue	7,354	7,362	—
Provision for credit losses	(26)	88	nm
Total expenses	5,389	5,315	1
Income before income tax expense	$1,991	$1,959	2
Pre-tax margin	27%	27%

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 10: Investment Servicing Line of Business Results, increased 7% and 8% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, respectively, primarily due to higher average equity market levels, client activity and flows, and net new business, partially offset by normal pricing headwinds. Currency translation increased servicing fees by 2% in the nine months ended September 30, 2021, compared to the same period in 2020.
Servicing fees generated outside the U.S. were approximately 48% of total servicing fees in both the three and nine months ended September 30, 2021, compared to approximately 47% and 46% in the same periods in 2020, respectively.

TABLE 11: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
Collective funds	$15,159	$13,387	$12,204
Mutual funds	11,505	9,810	9,183
Insurance and other products	8,176	8,000	7,939
Pension products	8,497	7,594	7,317
Total	$43,337	$38,791	$36,643

TABLE 12: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
Equities	$25,350	$21,626	$20,094
Fixed-income	12,808	12,834	12,403
Short-term and other investments	5,179	4,331	4,146
Total	$43,337	$38,791	$36,643

TABLE 13: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
Americas	$31,934	$28,245	$26,666
Europe/Middle East/Africa	8,748	8,101	7,675
Asia/Pacific	2,655	2,445	2,302
Total	$43,337	$38,791	$36,643

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset servicing mandates newly announced in the third quarter of 2021 totaled approximately $1.66 trillion, with State Street Alpha representing a large proportion of the wins. Servicing assets remaining to be installed in future periods totaled approximately $2.73 trillion as of September 30, 2021, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized over several quarters as the assets are installed and additional services are added over that period. With respect to the current asset mandates of approximately $2.73 trillion that are yet to be installed as of September 30, 2021, we expect the conversion will occur over the coming 12 to 24 months, with approximately half of the annualized revenue expected to be recognized through 2022, and the remainder primarily in 2023.
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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 6% in the three months ended September 30, 2021, compared to the same period in 2020, primarily due to higher direct sales and trading revenue and indirect volumes, partially offset by lower FX volatility. Foreign exchange trading services revenue, as presented in Table 10: Investment Servicing Line of Business Results, decreased 13% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to lower FX volatility, as compared to the high levels of volatility experienced in the first nine months of 2020 due to the COVID-19 pandemic. Foreign exchange trading services is composed of revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 66% and 34%, respectively, of foreign exchange trading services revenue in the third quarter of 2021, compared to 61% and 39%, respectively, in the same period in 2020. The impact of gross money market fund fee waivers on foreign exchange trading services was $15 million and $38 million in the three and nine months ended September 30, 2021, respectively, compared to $2 million and $4 million in the same periods in 2020, respectively.
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
Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 27% in the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by higher client securities loan balances and spreads, as well as new business wins in enhanced custody. Securities finance revenue, as presented in Table 10: Investment Servicing Line of Business Results, increased 18% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by higher agency lending and enhanced custody balances, partially offset by lower spreads.
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
Software and processing fees revenue, presented in Table 10: Investment Servicing Line of Business Results, increased 26% and 11% in the three and nine months ended September 30, 2021, compared to the same periods in 2020, respectively, and reflects approximately $104 million and $327 million from CRD in the three and nine months ended September 30, 2021, respectively, compared to approximately $86 million and $303 million from CRD in the same periods in 2020, respectively. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and software as service arrangements, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a Software as a Service (SaaS) related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter. CRD contributed approximately $106 million and $336 million in total revenue in the three and nine months ended September 30, 2021, respectively, compared to approximately $89 million and $314 million in the same periods in 2020, respectively, which included in the three and nine months ended September 30, 2021 approximately $104 million and $327 million in software and processing fees, respectively, and $3 million and $9 million in brokerage and other trading services, respectively, within foreign exchange trading services.
Amortization of tax advantage investments negatively impacted software and processing fees by approximately $23 million and $79 million in the three and nine months ended September 30, 2021, respectively, compared to $24 million and $67 million in the same periods in 2020, respectively.
In addition, FX and market-related adjustments, which also includes certain fair value adjustments, impacted software and processing fees by approximately $14 million and $16 million in the three and nine months ended September 30, 2021, respectively, compared to ($2) million and $3 million in the same periods in 2020, respectively.
Expenses
Total expenses for Investment Servicing increased 1% in both the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflecting the impact of notable items and unfavorable currency translation. Currency translation increased expenses for Investment Servicing by 1% in both the three and nine months ended September 30, 2021 relative to the same periods in 2020. Seasonal deferred incentive compensation expense and payroll taxes were $141 million in the nine months ended September 30, 2021 compared to $125 million in the same period in 2020. Total expenses contributed by CRD were approximately $74 million and $211 million in the three and nine months ended September 30, 2021, respectively, compared to $62 million and $181 million in the same periods in 2020, respectively. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2021	2020
Management fees(1)(2)	$526	$479	10%
Foreign exchange trading services(1)(3)	13	18	(28)
Securities finance	3	3	—
Software and processing fees(4)	(6)	10	nm
Total fee revenue	536	510	5
Net interest income	(4)	(4)	—
Total revenue	532	506	5
Provision for credit losses	—	—	nm
Total expenses	339	358	(5)
Income before income tax expense	$193	$148	30
Pre-tax margin	36%	29%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2021	2020
Management fees(1)(2)	$1,523	$1,387	10%
Foreign exchange trading services(1)(3)	42	41	2
Securities finance	10	10	—
Software and processing fees(4)	3	1	nm
Total fee revenue	1,578	1,439	10
Net interest income	(11)	(15)	(27)
Total revenue	1,567	1,424	10
Provision for credit losses	—	—	nm
Total expenses	1,082	1,096	(1)
Income before income tax expense	$485	$328	48
Pre-tax margin	31%	23%

(1) Certain fees associated with our GLD ETFs have been reclassified from Foreign exchange trading services to management fees to better reflect the nature of those fees. Prior periods have been reclassified to conform to current-period presentation. These fees were approximately $24 million and $58 million in the three and nine months ended September 30, 2020, respectively.
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
nm Not meaningful
Investment Management total revenue increased 5% and 10% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
Management Fees
Management fees increased 10% in both the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by idiosyncratic actions by an institutional client, as previously reported, and higher money market fee waivers. As of September 30, 2021, and assuming short-term spot interest rates and the amount of money market fund assets remain constant, we estimate that the impact of gross money market fee waivers on our management fees would be approximately $20 million in the fourth quarter of 2021. Currency translation increased management fees by 2% in the nine months ended September 30, 2021, relative to the same period in 2020.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management fees generated outside the U.S. were approximately 26% of total management fees in both the three and nine months ended September 30, 2021, compared to approximately 25% and 26% in the same periods in 2020, respectively.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
Equity:
Active	$79	$85	$82
Passive	2,361	2,086	1,876
Total equity (1)	2,440	2,171	1,958
Fixed-income:
Active	101	90	85
Passive	509	459	424
Total fixed-income(1)	610	549	509
Cash(1)(2)	367	349	321
Multi-asset-class solutions:
Active	35	40	40
Passive	174	146	124
Total multi-asset-class solutions(1)	209	186	164
Alternative investments(3):
Active	58	39	28
Passive	178	173	168
Total alternative investments(1)	236	212	196
Total	$3,862	$3,467	$3,148

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

TABLE 16: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
Alternative Investments(2)(3)	$69	$83	$88
Equity(3)	849	708	605
Multi Asset	1	—	—
Fixed-Income(3)	131	115	108
Total Exchange-Traded Funds	$1,050	$906	$801

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

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2021	December 31, 2020	September 30, 2020
North America	$2,732	$2,411	$2,163
Europe/Middle East/Africa	558	512	483
Asia/Pacific	572	544	502
Total	$3,862	$3,467	$3,148

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2019	$1,990	$479	$317	$157	$173	$3,116
Long-term institutional flows, net(4)	21	(10)	(1)	—	—	10
Exchange-traded fund flows, net	(14)	7	—	—	4	(3)
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	7	(3)	31	—	4	39
Market appreciation (depreciation)	(419)	5	2	(16)	(8)	(436)
Foreign exchange impact	(17)	(3)	(2)	(1)	(7)	(30)
Total market/foreign exchange impact	(436)	2	—	(17)	(15)	(466)
Balance as of March 31, 2020	1,561	478	348	140	162	2,689
Long-term institutional flows, net(4)	(17)	(10)	—	1	(5)	(31)
Exchange-traded fund flows, net	8	6	—	—	12	26
Cash fund flows, net	—	—	28	—	—	28
Total flows, net	(9)	(4)	28	1	7	23
Market appreciation (depreciation)	283	17	(1)	15	10	324
Foreign exchange impact	10	2	1	1	4	18
Total market/foreign exchange impact	293	19	—	16	14	342
Balance as of June 30, 2020	1,845	493	376	157	183	3,054
Long-term institutional flows, net(4)	(22)	17	—	2	(5)	(8)
Exchange-traded fund flows, net	(4)	—	—	—	5	1
Cash fund flows, net	—	—	(58)	—	—	(58)
Total flows, net	(26)	17	(58)	2	—	(65)
Market appreciation (depreciation)	124	(5)	2	4	11	136
Foreign exchange impact	15	4	1	1	2	23
Total market/foreign exchange impact	139	(1)	3	5	13	159
Balance as of September 30, 2020	$1,958	$509	$321	$164	$196	$3,148
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(35)	26	(1)	1	1	(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	2,282	554	372	189	194	3,591
Long-term institutional flows, net(4)	13	37	—	7	(2)	55
Exchange-traded fund flows, net	15	5	—	—	1	21
Cash fund flows, net	—	—	7	—	—	7
Total flows, net	28	42	7	7	(1)	83
Market appreciation (depreciation)	152	14	2	11	45	224
Foreign exchange impact	(1)	—	—	—	—	(1)
Total market/foreign exchange impact	151	14	2	11	45	223
Balance as of June 30, 2021	2,461	610	381	207	238	3,897
Long-term institutional flows, net(4)	(10)	—	—	4	—	(6)
Exchange-traded fund flows, net	12	4	—	—	(3)	13
Cash fund flows, net	—	—	(12)	—	—	(12)
Total flows, net	2	4	(12)	4	(3)	(5)
Market appreciation (depreciation)	(13)	(1)	(1)	(1)	4	(12)
Foreign exchange impact	(10)	(3)	(1)	(1)	(3)	(18)
Total market/foreign exchange impact	(23)	(4)	(2)	(2)	1	(30)
Balance as of September 30, 2021	$2,440	$610	$367	$209	$236	$3,862

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

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Total expenses for Investment Management decreased 5% in the three months ended September 30, 2021, compared to the same period in 2020, primarily due to expense savings initiatives, partially offset by higher investments and unfavorable currency translation. Total expenses for Investment Management decreased 1% in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to expense savings initiatives, partially offset by higher seasonal expenses and currency translation. Seasonal deferred incentive compensation expense and payroll taxes were $35 million in the nine months ended September 30, 2021, compared to $26 million in the same period in 2020. Currency translation increased expenses for Investment Management by 1% in both the three and nine months ended September 30, 2021, relative to the same periods in 2020.
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
The following information on our financial condition is based on our average balance sheet, which we believe is the better measure of our balance sheet trends as period-end balances can be impacted by the timing of client activities including deposits and withdrawals.

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Nine Months Ended September 30,
(In millions)	2021	2020
Assets:
Interest-bearing deposits with banks	$91,291	$75,517
Securities purchased under resale agreements	4,194	3,114
Trading account assets	754	897
Investment securities:
Investment securities available-for-sale	65,051	57,109
Investment securities held-to-maturity	45,526	41,595
Investment securities held-to-maturity purchased under money market liquidity facility	420	9,516
Total investment securities	110,997	108,220
Loans	29,858	27,266
Other interest-earning assets	21,322	10,729
Average total interest-earning assets	258,416	225,743
Cash and due from banks	5,077	3,663
Other non-interest-earning assets	35,150	37,336
Average total assets	$298,643	$266,742
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$105,286	$85,592
Non-U.S.	81,318	66,953
Total interest-bearing deposits(2)	186,604	152,545
Securities sold under repurchase agreements	606	2,687
Short-term borrowings under money market liquidity facility	421	9,550
Other short-term borrowings	832	2,582
Long-term debt	13,431	14,553
Other interest-bearing liabilities	5,332	3,217
Average total interest-bearing liabilities	207,226	185,134
Non-interest-bearing deposits(2)	47,358	36,276
Other non-interest-bearing liabilities	18,407	20,591
Preferred shareholders’ equity	2,110	2,601
Common shareholders’ equity	23,542	22,140
Average total liabilities and shareholders’ equity	$298,643	$266,742

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $233.96 billion in the nine months ended September 30, 2021 compared to $188.82 billion in the same period in 2020.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2021	December 31, 2020
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,339	$6,575
Mortgage-backed securities	16,223	14,305
Total U.S. Treasury and federal agencies	30,562	20,880
Non-U.S. debt securities:
Mortgage-backed securities	2,141	1,996
Asset-backed securities	2,365	2,291
Non-U.S. sovereign, supranational and non-U.S. agency	22,854	22,087
Other(1)	3,306	3,355
Total non-U.S. debt securities	30,666	29,729
Asset-backed securities:
Student loans(2)	231	314
Collateralized loan obligations(3)	4,296	2,966
Non-agency CMBS and RMBS(4)	59	78
Other	92	90
Total asset-backed securities	4,678	3,448
State and political subdivisions	1,396	1,548
Other U.S. debt securities(5)	2,977	3,443
Total available-for-sale securities(6)	$70,279	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,709	$6,057
Mortgage-backed securities	33,525	36,901
Total U.S. Treasury and federal agencies	36,234	42,958
Non-U.S. debt securities:
Mortgage-backed securities	209	303
Non-U.S. sovereign, supranational and non-U.S. agency	1,508	342
Total non-U.S. debt securities	1,717	645
Asset-backed securities:
Student loans(2)	5,017	4,774
Non-agency CMBS and RMBS(7)	380	554
Total asset-backed securities	5,397	5,328
Total(6)(8)	43,348	48,931
Held-to-maturity under money market mutual fund liquidity facility	—	3,300
Total held-to-maturity securities(6)	$43,348	$52,231

(1) As of September 30, 2021 and December 31, 2020, the fair value includes non-U.S. corporate bonds of $1.76 billion and $1.88 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both September 30, 2021 and December 31, 2020.
(5) As of September 30, 2021 and December 31, 2020, the fair value of U.S. corporate bonds was $2.98 billion and $3.44 billion, respectively.
(6) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2021.
(7) As of September 30, 2021 and December 31, 2020, the total amortized cost included $315 million and $464 million, respectively, of non-agency CMBS and $65 million and $90 million of non-agency RMBS, respectively.
(8) As of September 30, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
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
Average duration of our investment securities portfolio was 3.1 years and 3.0 years as of September 30, 2021 and December 31, 2020, respectively. The increase in securities duration is driven by higher interest rates leading to slower MBS paydowns and the run-off of MMLF securities, partially offset by portfolio activity, including purchases, run-off and sales.
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of both September 30, 2021 and December 31, 2020.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	September 30, 2021	December 31, 2020
AAA(1)	79%	78%
AA	13	14
A	4	4
BBB	4	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of September 30, 2021 and December 31, 2020, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2021	December 31, 2020
U.S. Agency Mortgage-backed securities	34%	39%
Foreign sovereign	21	20
U.S. Treasuries	15	11
Asset-backed securities	13	11
Other credit(1)	17	19
	100%	100%

(1) Includes the securities purchased under the MMLF program.
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-U.S. Debt Securities
Approximately 28% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2021 and December 31, 2020, respectively.

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2021	December 31, 2020
Available-for-sale:
Canada	$6,444	$3,163
Germany	2,297	2,155
France	2,272	2,829
Australia	2,080	2,809
Austria	1,394	1,544
Japan	1,382	560
Spain	1,264	1,642
Netherlands	1,195	1,528
United Kingdom	1,177	1,209
Belgium	1,077	1,618
Italy	867	1,014
Finland	866	1,222
Ireland	768	1,226
Other(2)	7,583	7,210
Total	$30,666	$29,729
Held-to-maturity:
Singapore	$149	$342
Australia	65	90
Spain	70	84
Other(2)	1,433	129
Total	$1,717	$645

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2021, other non-U.S. investments include $6.8 billion supranational bonds in AFS securities and $1.4 billion supranational bonds in HTM securities.
Approximately 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both September 30, 2021 and December 31, 2020. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of both September 30, 2021 and December 31, 2020, approximately 26% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2021, our non-U.S. debt securities had an average market-to-book ratio of 100.6%, and an aggregate pre-tax net unrealized gain of $190 million, composed of gross unrealized gains of $258 million and gross unrealized losses of $68 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $130 million, composed of gross unrealized gains of $193 million and gross unrealized losses of $63 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized gain of $60 million, composed of gross unrealized gains of $65 million and gross unrealized losses of $5 million, associated with non-U.S. HTM debt securities.
As of September 30, 2021, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands, Spanish and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.4 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2021, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2021, we also provided approximately $9.3 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2021
State of Issuer:
Texas	$239	$2,388	$2,627	24%
California	109	2,072	2,181	20
New York	274	1,257	1,531	14
Massachusetts	322	698	1,020	10
Tennessee	—	491	491	5
Total	$944	$6,906	$7,850

December 31, 2020
State of Issuer:
Texas	$268	$2,282	$2,550	23%
California	113	2,174	2,287	21
New York	297	1,363	1,660	15
Massachusetts	382	927	1,309	12
Total	$1,060	$6,746	$7,806

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $10.73 billion and $11.06 billion across our businesses as of September 30, 2021 and December 31, 2020, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of September 30, 2021. As of that date, approximately 24% and 75% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	September 30, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,367	$11,531
Leveraged loans	3,407	2,923
Overdrafts	2,352	1,894
Other(3)	2,140	2,688
Commercial real estate	2,384	2,096
Total domestic	22,650	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,368	4,432
Leveraged loans	1,317	1,242
Overdrafts	1,462	1,088
Other(3)	—	31
Total foreign	10,147	6,793
Total loans(2)(4)	32,797	27,925
Allowance for loan losses	(95)	(122)
Loans, net of allowance	$32,702	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,282 million loans to real money funds, $9,752 million private equity capital call finance loans, $993 million loans to business development companies and $2,412 million collateralized loan obligations in loan form, as of September 30, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,532 million securities finance loans, $589 million loans to municipalities and $19 million other loans as of September 30, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
(4) As of September 30, 2021, excluding overdrafts, floating rate loans totaled $26,529 million and fixed rate loans totaled $2,453 million.
In the second quarter of 2021, in addition to our CLOs in the investment portfolio, we began purchasing CLOs in loan form. The increase in foreign loans as of September 30, 2021 compared to December 31, 2020 was primarily driven by the purchase of $2,412 million collateralized loan obligations in loan form in 2021.
As of September 30, 2021 and December 31, 2020, our leveraged loans totaled approximately $4.72 billion and $4.17 billion, respectively. We sold $84 million of leveraged loans in the third quarter of 2021, of which $46 million remained unsettled and was held for sale as of September 30, 2021.
In addition, we had binding unfunded commitments as of September 30, 2021 and December 31, 2020 of $279 million and $149 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 88% and 85% of the loans rated “BB” or “B” as of September 30, 2021 and December 31, 2020, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both September 30, 2021 and December 31, 2020.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2021	2020
Allowance for credit losses:
Beginning balance	$148	$93
Provision for credit losses (funded commitments)(1)	(22)	89
Provisions for credit losses (unfunded commitments)	(2)	(4)
Provisions for credit losses (held-to-maturity securities and all other)	(2)	3
Charge-offs(2)	(2)	(33)
Other(3)	(3)	5
Ending balance	$117	$153

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
(3) Consists primarily of foreign currency translation.
The provision for credit losses related to loans and other financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was a $2 million and $26 million reserve release in the three and nine months ended September 30, 2021, compared to nil and $88 million reserve build in the same periods in 2020, respectively.
As of September 30, 2021, approximately $68 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $106 million as of September 30, 2020. The reduction in the allowance in the third quarter of 2021 was primarily driven by improvements in credit quality and stable economic
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
conditions. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $49 million and $47 million as of September 30, 2021 and 2020, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held-to-maturity.
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses. Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses related to investment securities, is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 24% and 30% of our consolidated total assets as of September 30, 2021 and December 31, 2020, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2021
Germany	$25,773	$344	$26,117
United Kingdom	12,227	1,330	13,557
Canada	11,564	528	12,092
Australia	7,238	903	8,141
Luxembourg	5,734	1,833	7,567
Ireland	3,095	2,345	5,440
Japan	4,413	535	4,948
December 31, 2020
United Kingdom	$18,880	$1,797	$20,677
Japan	19,537	560	20,097
Germany	18,734	2,163	20,897
Canada	5,997	3,113	9,110
Australia	5,790	2,908	8,698
Luxembourg	5,036	2,148	7,184
France	3,586	3,010	6,596

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated assets, at approximately $2.73 billion. As of December 31, 2020, aggregate cross-border outstandings in each of Switzerland and Ireland amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.13 billion and $2.93 billion, respectively.
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
•market risk associated with our non-trading activities, which we refer to as asset-and-
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
liability management, and which consists primarily of interest rate risk;
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
The economic forecast utilized in the third quarter of 2021 reflects improvements in credit quality and stable economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
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
Liquidity Risk Management
Our liquidity framework contemplates areas of potential risk-based on our activities, size and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2021, our Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. For the quarters ended September 30, 2021 and December 31, 2020, daily average LCR for the Parent Company was 105% and 108%, respectively, with the lower daily average LCR for the quarter ended September 30, 2021 driven primarily by higher deposits. The impact of higher deposits on the Parent Company's LCR is offset by a cap on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA for the Parent Company under the LCR final rule definition was $151.48 billion and $143.61 billion, post-prescribed haircuts, for the quarters ended September 30, 2021 and December 31, 2020, respectively. The increase in average HQLA for the quarter ended September 30, 2021, compared to the quarter ended December 31, 2020, was primarily due to a higher level of client deposits. For the quarter ended September 30, 2021, LCR for State Street Bank and Trust was approximately 127%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR Final Rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $76.83 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended September 30, 2021, and $75.68 billion for the quarter ended December 31, 2020. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of both September 30, 2021 and December 31, 2020, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
underlying conditions. As of both September 30, 2021 and December 31, 2020, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $100.03 billion for the quarter ended September 30, 2021, compared to $89.12 billion for the quarter ended December 31, 2020.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.47 billion and $34.21 billion and standby letters of credit totaling $3.33 billion and $3.33 billion as of September 30, 2021 and December 31, 2020, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2021, approximately 73% of our unfunded commitments to extend credit and 28% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Resolution Planning
State Street, like other bank holding companies considered systemically important, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure, commonly referred to as a resolution plan or a living will, to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of our insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning.
The Federal Reserve and FDIC jointly issued a final rule that was published in the Federal Register on November 1, 2019. This final rule revised the implementation requirements under the Dodd Frank Act's resolution planning provisions by means of establishing a biennial filing cycle for the U.S. G-SIBs, including State Street. This cycle alternates between a targeted resolution plan, followed two years later by a full resolution plan. The Agencies published on June 29, 2020 the scope for the 2021 targeted resolution plan, to include the core elements of resolution planning and some specific firm level information, as well as the impact of the COVID-19 pandemic. We submitted our 2021 targeted resolution plan to the Agencies by July 1, 2021.
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
State Street Bank is also required to submit, periodically in accordance with applicable regulations and FDIC guidance, a plan for resolution in the event of its failure, referred to as an Insured Depository Institution (IDI) plan. On April 22, 2019, the Federal Register published the FDIC’s advance notice of proposed rulemaking in which it invited comment on potential revisions to its IDI plan requirements. In addition to this advance notice of proposed rulemaking, on April 16, 2019, the FDIC Board voted to delay the next round of submissions under the IDI Rule until the rulemaking process has been completed. On June 25, 2021, the FDIC issued a policy statement adjusting the timing of IDI plan submissions to a triennial filing for State Street and the other U.S. G-SIBs.
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of September 30, 2021, approximately 64% of our average total deposit balances were denominated in U.S. dollars, 16% in EUR, 10% in the British pound Sterling (GBP) and 10% in all other currencies, whereas as of December 31, 2020, approximately 65% of our average total deposit balances were denominated in U.S. dollars, approximately 15% in EUR, 10% in the British pound Sterling (GBP) and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.64 billion and $3.41 billion as of September 30, 2021 and December 31, 2020, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.10 billion, as of September 30, 2021, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both September 30, 2021 and December 31, 2020, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. The total amount remaining for issuance under the registration statement is $4.25 billion as of September 30, 2021. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031.
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock to provide partial funding for our $3.5 billion proposed purchase of the BBH Investor Services business. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion.
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
For additional information about the market risk associated with our trading activities, refer to pages 104 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2020 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2021, the notional amount of these derivative contracts was $2.40 trillion, of which $2.38 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
Stress testing results and limits are actively monitored on a daily basis by ERM and reported to the Credit and Market Risk Committee (CMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the CMRC if material. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We experienced no back-testing exceptions in the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2021	As of June 30, 2021	As of September 30, 2020
	September 30, 2021			June 30, 2021			September 30, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$17,071	$30,485	$11,417	$15,283	$25,020	$6,974	$14,270	$31,389	$6,589	$15,314	$20,989	$13,964
Global Treasury	1,357	5,468	220	4,342	9,451	460	3,206	7,933	350	1,131	3,667	1,969
Diversification	(925)	(5,444)	(185)	(2,671)	(7,136)	474	(2,758)	(7,914)	(342)	(1,285)	(812)	(1,618)
Total VaR	$17,503	$30,509	$11,452	$16,954	$27,335	$7,908	$14,718	$31,408	$6,597	$15,160	$23,844	$14,315

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2021	As of June 30, 2021	As of September 30, 2020
	September 30, 2021			June 30, 2021			September 30, 2020
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$53,508	$101,535	$26,874	$36,478	$74,475	$13,037	$32,974	$84,755	$17,472	$45,720	$56,998	$39,714
Global Treasury	4,053	15,424	1,229	12,644	29,651	2,042	9,075	23,153	1,725	6,230	6,462	5,594
Diversification	(2,798)	(5,791)	(1,662)	(6,471)	(8,193)	1,690	(7,773)	(23,190)	(1,591)	(7,930)	8,473	(4,861)
Total Stressed VaR	$54,763	$111,168	$26,441	$42,651	$95,933	$16,769	$34,276	$84,718	$17,606	$44,020	$71,933	$40,447

The three month average of our stressed VaR-based measure was approximately $55 million for the quarter ended September 30, 2021, compared to an average of approximately $43 million for the quarter ended June 30, 2021 and $34 million for the quarter ended September 30, 2020. The increase in the average stressed VaR for the quarter ended September 30, 2021, compared to the quarter ended June 30, 2021 and the quarter ended September 30, 2020, is primarily attributed to higher interest rate risk positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2021			As of June 30, 2021			As of September 30, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,411	$16,637	$549	$6,859	$16,327	$701	$3,260	$13,634	$771
Global Treasury	246	1,304	—	97	3,950	—	16	2,078	—
Diversification	(53)	(1,335)	—	(234)	687	—	(15)	(1,804)	—
Total VaR	$7,604	$16,606	$549	$6,722	$20,964	$701	$3,261	$13,908	$771

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2021			As of June 30, 2021			As of September 30, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,925	$73,540	$575	$10,456	$59,710	$747	$8,098	$44,418	$868
Global Treasury	299	6,509	—	117	6,350	—	34	5,679	—
Diversification	(177)	(7,058)	—	(191)	8,450	—	(34)	(6,468)	—
Total Stressed VaR	$8,047	$72,991	$575	$10,382	$74,510	$747	$8,098	$43,629	$868

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. The baseline view of NII is updated on a regular basis. Relative to the year ago period, the September 30, 2021 baseline forecast is based on an increased balance sheet size. Compared to June 30, 2021, the baseline forecast assumes a modest reduction in balance sheet size over the subsequent twelve-month horizon. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2021 and September 30, 2020. Our September 30, 2021 baseline forecast assumes no changes by the Federal Reserve over the next 12 months.

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2021		September 30, 2020
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	1.49%	0.25%	0.69%
12-month forward rates	0.25	1.70	0.25	0.77
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, our deposit balances are assumed to remain consistent with the baseline.
Beginning with the December 31, 2020 reporting period, we enhanced our NII sensitivity methodology so that the full impact of rate shocks are realized for all currencies even if the result is negative interest rates. Prior to the December 31, 2020 reporting period, our results in lower rate scenarios were impacted by an assumed floor at zero for certain currencies including U.S. dollar. For consistency in this disclosure, the September 30, 2020 reporting period is restated in the table below using enhanced modeling for negative rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	September 30, 2021			September 30, 2020(1)
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$507	$323	$830	$426	$134	$560
–100 bps shock	921	96	1,017	534	193	727
Steeper yield curve:
'+100 bps shift in long-end rates(2)	136	16	152	170	5	175
'-100 bps shift in short-end rates(2)	1,070	111	1,181	728	198	926
Flatter yield curve:
'+100 bps shift in short-end rates(2)	371	307	678	248	145	393
'-100 bps shift in long-end rates(2)	(143)	(16)	(159)	(183)	(5)	(188)

(1) Represents September 30, 2020 results using the enhanced modeling approach including negative interest rates for all currencies that was implemented starting with the December 31, 2020 reporting period.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2021, NII and U.S. dollar NII is expected to benefit from both parallel increases and decreases in interest rates. Compared to September 30, 2020, our NII and U.S. dollar NII is more sensitive to parallel rate increases, primarily due to higher levels of client deposits. Our projection of an NII benefit to an upward rate shock of +100bps assumes deposit betas remain low, consistent with the last rising rate cycle. Our projection also assumes that deposit levels remain relatively consistent with third quarter 2021 averages. We expect that our NII benefit in the +100bps scenarios would be lower if deposits levels decline in a rising rate environment.
Compared to September 30, 2020, our NII and U.S. dollar NII benefit to lower rates has increased primarily due to growth in fixed and contractually floored securities and loans. Our projection of an NII benefit from a downward rate shock of -100 bps assumes negative interest rates are charged on client deposits and contractual floors are reached on our securities and loans. NII is also exposed to smaller shocks to short-end U.S. interest rates. If short-end U.S. market interest rates increase or (decrease) by 5 bps, we estimate the annualized impact to be approximately $20 million in higher (or lower) NII primarily due to the impact on our sponsored repo activity.
NII is still positioned to benefit from changes in non-U.S. interest rates with the majority of our sensitivity derived from the short-end of the curve given deposit pricing expectations. Compared to September 30, 2020, our non-U.S. benefit from higher rates increased due to higher non-U.S. deposit balances. Our benefit from lower rates decreased due to lower levels of non-U.S. securities.
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

TABLE 34: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of September 30,
(In millions)	2021	2020
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,587)	$(1,725)
–200 bps shock	4,816	5,145
As of September 30, 2021, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to September 30, 2020, our sensitivity in both the up and down 200 shock scenarios decreased due to higher client deposits, partially offset by growth in our securities portfolio and interest rate hedging activity.
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
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2021	Basel III Standardized Approach September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches September 30, 2021	Basel III Standardized Approach September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$11,267	$11,267	$10,709	$10,709	$12,887	$12,887	$12,893	$12,893
Retained earnings			24,785	24,785	23,442	23,442	14,919	14,919	12,939	12,939
Accumulated other comprehensive income (loss)			(682)	(682)	187	187	(465)	(465)	371	371
Treasury stock, at cost			(10,032)	(10,032)	(10,609)	(10,609)	—	—	—	—
Total			25,338	25,338	23,729	23,729	27,341	27,341	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,040)	(9,040)	(9,019)	(9,019)	(8,770)	(8,770)	(8,745)	(8,745)
Other adjustments(1)			(467)	(467)	(333)	(333)	(281)	(281)	(152)	(152)
Common equity tier 1 capital			15,831	15,831	14,377	14,377	18,290	18,290	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			17,807	17,807	16,848	16,848	18,290	18,290	17,306	17,306
Qualifying subordinated long-term debt			1,590	1,590	961	961	754	754	966	966
Allowance for credit losses			—	117	1	148	—	117	10	148
Total capital			$19,397	$19,514	$17,810	$17,957	$19,044	$19,161	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$66,503	$114,604	$63,367	$114,892	$59,635	$111,464	$58,960	$110,797
Operational risk(3)			45,750	NA	44,150	NA	43,113	NA	43,663	NA
Market risk			2,625	2,625	2,188	2,188	2,625	2,625	2,188	2,188
Total risk-weighted assets			$114,878	$117,229	$109,705	$117,080	$105,373	$114,089	$104,811	$112,985

Adjusted quarterly average assets			$281,952	$281,952	$263,490	$263,490	$278,705	$278,705	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.8%	13.5%	13.1%	12.3%	17.4%	16.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	15.5	15.2	15.4	14.4	17.4	16.0	16.5	15.3
Total capital	11.5	11.5	16.9	16.6	16.2	15.3	18.1	16.8	17.4	16.3

(1) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
NA Not applicable
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital increased $1.45 billion as of September 30, 2021, compared to December 31, 2020, primarily driven by higher retained earnings and the issuance of common stock.
Our Tier 1 capital increased $0.96 billion as of September 30, 2021, compared to December 31, 2020, primarily due to higher CET1 capital, partially offset by the partial redemption of the Series F preferred stock. Total capital increased under both the advanced approaches and standardized approach by $1.59 billion and $1.56 billion, respectively, due to the changes in our CET1 capital, Tier 1 capital, and the issuance of Tier 2 qualifying debt.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

TABLE 36: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2021	Basel III Standardized Approach September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,377	$14,377	$12,213	$12,213
Net income	1,996	1,996	2,420	2,420
Changes in treasury stock, at cost	577	577	(400)	(400)
Dividends declared	(472)	(472)	(886)	(886)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(21)	(21)	93	93
Effect of certain items in accumulated other comprehensive income (loss)	(869)	(869)	1,057	1,057
Other adjustments	243	243	(120)	(120)
Changes in common equity tier 1 capital	1,454	1,454	2,164	2,164
Common equity tier 1 capital balance, end of period	15,831	15,831	14,377	14,377
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,848	16,848	15,175	15,175
Changes in common equity tier 1 capital	1,454	1,454	2,164	2,164
Net issuance (redemption) of preferred stock	(495)	(495)	(491)	(491)
Changes in tier 1 capital	959	959	1,673	1,673
Tier 1 capital balance, end of period	17,807	17,807	16,848	16,848
Tier 2 capital:
Tier 2 capital balance, beginning of period	962	1,109	1,100	1,185
Net issuance and changes in long-term debt qualifying as tier 2	629	629	(134)	(134)
Changes in allowance for credit losses	(1)	(31)	(4)	58
Changes in tier 2 capital	628	598	(138)	(76)
Tier 2 capital balance, end of period	1,590	1,707	962	1,109
Total capital:
Total capital balance, beginning of period	17,810	17,957	16,275	16,360
Changes in tier 1 capital	959	959	1,673	1,673
Changes in tier 2 capital	628	598	(138)	(76)
Total capital balance, end of period	$19,397	$19,514	$17,810	$17,957
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

TABLE 37: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach September 30, 2021	Basel III Standardized Approach December 31, 2020
Total risk-weighted assets, beginning of period	$109,705	$104,364	$117,080	$104,005
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(1,072)	3,008	(776)	1,762
Net increase (decrease) in loans	2,131	2,973	2,822	3,638
Net increase (decrease) in securitization exposures	682	578	644	351
Net increase (decrease) in repo-style transaction exposures	(45)	1,763	(4,826)	3,895
Net increase (decrease) in over-the-counter derivatives exposures(1)	(1,240)	780	3,016	457
Net increase (decrease) in all other(2)	2,680	(498)	(1,168)	2,422
Net increase (decrease) in credit risk-weighted assets	3,136	8,604	(288)	12,525
Net increase (decrease) in market risk-weighted assets	437	550	437	550
Net increase (decrease) in operational risk-weighted assets	1,600	(3,813)	N/A	N/A
Total risk-weighted assets, end of period	$114,878	$109,705	$117,229	$117,080

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of September 30, 2021, total advanced approaches RWA increased $5.17 billion compared to December 31, 2020, mainly due to an increase in credit risk and operational risk RWA. The increase in credit risk RWA was primarily driven by a net increase in all other and loans RWA.
As of September 30, 2021, total standardized approach RWA increased $0.15 billion compared to December 31, 2020, mainly due to higher market risk RWA, partially offset by lower credit risk RWA. The decrease in credit risk RWA was primarily driven by a decrease in repo-style transactions RWA, partially offset by an increase in FX trading and loans RWA.
The regulatory capital ratios as of September 30, 2021, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2021, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2021	December 31, 2020
State Street:
Tier 1 capital	$17,807	$16,848
Average assets	291,459	277,055
Less: adjustments for deductions from tier 1 capital and other	(9,507)	(13,565)
Adjusted average assets for tier 1 leverage ratio	281,952	263,490
Off-balance sheet exposures	32,375	34,379
Adjustments for deductions of qualifying central bank deposits	(77,225)	(90,322)
Total assets for SLR	$237,102	$207,547
Tier 1 leverage ratio(1)	6.3%	6.4%
Supplementary leverage ratio	7.5	8.1

State Street Bank(2):
Tier 1 capital	$18,290	$17,306
Average assets	287,756	273,599
Less: adjustments for deductions from tier 1 capital and other	(9,051)	(13,110)
Adjusted average assets for tier 1 leverage ratio	278,705	260,489
Off-balance sheet exposures	32,376	38,591
Adjustments for deductions of qualifying central bank deposits	(77,225)	(80,935)
Total assets for SLR	$233,856	$218,145
Tier 1 leverage ratio(1)	6.6%	6.6%
Supplementary leverage ratio	7.8	7.9

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
The following table presents external LTD and external TLAC as of September 30, 2021.

TABLE 39: TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2021
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long-term debt):
Risk-weighted assets	$30,708	26.2%	$25,204	21.5%
Supplemental leverage ratio	30,708	13.0	22,525	9.5
Long-term debt:
Risk-weighted assets	11,635	9.9	8,206	7.0
Supplemental leverage ratio	11,635	4.9	10,670	4.5
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended September 30, 2021, we deducted $77.2 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
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
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On June 24, 2021, we were notified by the Federal Reserve of the results from the 2021 supervisory stress test. Our SCB calculated under this year's supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will go into effect starting October 1, 2021 and run through September 30, 2022. The Federal Reserve also lifted the restrictions on capital distributions implemented in response to the COVID-19 pandemic and we are currently governed in our capital distributions by minimum capital requirements inclusive of SCB.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2021:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.7130% effective September 15, 2021	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020, December 15, 2020, June 15, 2021 or September 15, 2021.
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS

	Three Months Ended September 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$—	$—	$—
Series D	1,475	0.37	11	1,475	0.37	11
Series F	950	9.50	2	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$20			$38

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	4,425	1.11	33	4,425	1.11	33
Series F	2,869	28.69	11	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$79			$114
Common Stock
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our proposed acquisition of the BBH Investor Services business.
In June 2019, the Federal Reserve issued a non-objection to our capital plan submitted as part of the 2019 CCAR submission; and in connection with that capital plan, our Board approved a common share repurchase program authorizing the repurchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in the first quarter of 2020 under the 2019 Program.
On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020. In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a common share repurchase program for the repurchase of up to $475 million of our common stock through March 31, 2021. We repurchased $475 million of our common stock in the first quarter of 2021. In April 2021, our Board authorized a common share repurchase program for the repurchase of up to $425 million of our common stock through June 30, 2021, in compliance with the limit set by the Federal Reserve. We repurchased $425 million of our common stock in the second quarter of 2021. In July 2021, our Board authorized a share repurchase program for the repurchase of up to $3.0 billion of our common stock through the end of 2022.
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third quarter of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the fourth quarter of 2021 and the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
State Street Corporation | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 42: SHARES REPURCHASED
Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	11.2	$80.00	$900

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$209	$0.52	$184

	Nine Months Ended September 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.61	$570	$1.56	$550

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
Stock purchases may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including investment opportunities, our capital position, our financial performance, market conditions and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
State Street Corporation | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $402.37 billion and $440.88 billion as of September 30, 2021 and December 31, 2020, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $422.88 billion and $463.27 billion as collateral for indemnified securities on loan as of September 30, 2021 and December 31, 2020, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $422.88 billion and $463.27 billion, referenced above, $67.83 billion and $54.43 billion was invested in indemnified repurchase agreements as of September 30, 2021 and December 31, 2020, respectively. We or our agents held $73.18 billion and $58.09 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2021 and December 31, 2020, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 52

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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2021, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Fee revenue:
Servicing fees	$1,395	$1,301	$4,165	$3,860
Management fees	526	479	1,523	1,387
Foreign exchange trading services	279	270	911	1,039
Securities finance	106	84	314	268
Software and processing fees	198	172	588	529
Total fee revenue	2,504	2,306	7,501	7,083
Net interest income:
Interest income	487	520	1,425	2,062
Interest expense	—	42	4	361
Net interest income	487	478	1,421	1,701
Other income:
Gains (losses) related to investment securities, net	(1)	—	(1)	2
Other income	—	—	53	—
Total other income (loss)	(1)	—	52	2
Total revenue	2,990	2,784	8,974	8,786
Provision for credit losses	(2)	—	(26)	88
Expenses:
Compensation and employee benefits	1,054	1,062	3,373	3,321
Information systems and communications	406	395	1,225	1,156
Transaction processing services	253	234	786	721
Occupancy	102	109	311	327
Acquisition and restructuring costs	18	15	39	38
Amortization of other intangible assets	62	59	183	175
Other	221	229	642	702
Total expenses	2,116	2,103	6,559	6,440
Income before income tax expense	876	681	2,441	2,258
Income tax expense	162	126	445	375
Net income	$714	$555	$1,996	$1,883
Net income available to common shareholders	$693	$517	$1,910	$1,759
Earnings per common share:
Basic	$1.99	$1.47	$5.49	$4.99
Diluted	1.96	1.45	5.40	4.93
Average common shares outstanding (in thousands):
Basic	347,718	352,586	348,106	352,829
Diluted	353,494	357,168	353,376	356,971
Cash dividends declared per common share	$.57	$.52	$1.61	$1.56
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2021	2020
Net income	$714	$555
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $18 and ($14), respectively	(156)	283
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($39) and $4, respectively	(107)	2
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $4 and $2, respectively	13	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($4) and $8, respectively	(12)	29
Net unrealized gains (losses) on retirement plans, net of related taxes of $1 and zero, respectively	2	1
Other comprehensive income (loss)	(260)	319
Total comprehensive income	$454	$874

	Nine Months Ended September 30,
(In millions)	2021	2020
Net income	$1,996	$1,883
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $63 and ($20), respectively	(307)	135
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($214) and $171, respectively	(567)	463
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $3 and zero, respectively	9	—
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($8) and $55, respectively	(16)	152
Net unrealized gains (losses) on retirement plans, net of related taxes of $5 and $5, respectively	12	15
Other comprehensive income (loss)	(869)	765
Total comprehensive income	$1,127	$2,648

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2021	December 31, 2020
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,606	$3,467
Interest-bearing deposits with banks	107,553	116,960
Securities purchased under resale agreements	2,847	3,106
Trading account assets	720	815
Investment securities available-for-sale	70,279	59,048
Investment securities held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $0 and $1) (fair value of $0 and $3,304)	—	3,299
Investment securities held-to-maturity (less allowance for credit losses of $2 and $2) (fair value of $43,728 and $50,003)	43,346	48,929
Loans (less allowance for credit losses on loans of $95 and $122)	32,702	27,803
Premises and equipment (net of accumulated depreciation of $5,235 and $4,825)	2,191	2,154
Accrued interest and fees receivable	3,407	3,105
Goodwill	7,650	7,683
Other intangible assets	1,887	1,827
Other assets	45,951	36,510
Total assets	$323,139	$314,706
Liabilities:
Deposits:
Non-interest-bearing	$64,885	$49,439
Interest-bearing - U.S.	108,909	102,331
Interest-bearing - non-U.S.	85,579	88,028
Total deposits	259,373	239,798
Securities sold under repurchase agreements	637	3,413
Short-term borrowings under money market liquidity facility	—	3,302
Other short-term borrowings	549	685
Accrued expenses and other liabilities	22,288	27,503
Long-term debt	12,978	13,805
Total liabilities	295,825	288,506
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 365,629,173 and 353,156,279 shares outstanding	504	504
Surplus	10,763	10,205
Retained earnings	24,785	23,442
Accumulated other comprehensive income (loss)	(682)	187
Treasury stock, at cost (138,250,469 and 150,723,363 shares)	(10,032)	(10,609)
Total shareholders’ equity	27,314	26,200
Total liabilities and shareholders' equity	$323,139	$314,706

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 56

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					634				634
Other comprehensive income (loss)						(44)			(44)
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(44)				(44)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				23			(1,017)	45	68
Other (1)				—	(1)		(1)	—	(1)
Balance at March 31, 2020	$2,471	503,880	$504	$10,155	$22,315	$(920)	151,936	$(10,664)	$23,861
Net income					694				694
Other comprehensive income (loss)						490			490
Cash dividends declared:
Common stock - $0.52 per share					(183)				(183)
Preferred stock					(32)				(32)
Common stock acquired									—
Common stock awards exercised				24			(443)	20	44
Other							3	(1)	(1)
Balance at June 30, 2020	$2,471	503,880	$504	$10,179	$22,794	$(430)	151,496	$(10,645)	$24,873
Net income					555				555
Other comprehensive income (loss)						319			319
Cash dividends declared:
Common stock - $0.52 per share					(184)				(184)
Preferred stock					(38)				(38)
Common stock awards exercised				13			(417)	19	32
Other					1		3	—	1
Balance at September 30, 2020	$2,471	503,880	$504	$10,192	$23,128	$(111)	151,082	$(10,626)	$25,558

Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005
Net income					763				763
Other comprehensive income (loss)						(4)			(4)
Cash dividends declared:
Common stock - $0.52 per share					(179)				(179)
Preferred stock					(34)				(34)
Common stock acquired							5,017	(425)	(425)
Common stock awards exercised				19			(487)	23	42
Other					(1)				(1)
Balance at June 30, 2021	$1,976	503,880	$504	$10,246	$24,300	$(422)	160,377	$(11,437)	$25,167
Net income					714				714
Other comprehensive income (loss)						(260)			(260)
Common stock issued				516			(21,724)	1,384	1,900
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				8			(399)	20	28
Other				(7)			(4)	1	(6)
Balance at September 30, 2021	$1,976	503,880	$504	$10,763	$24,785	$(682)	138,250	$(10,032)	$27,314

(1) Includes the impact of transitioning to ASC 326: Measurement of Credit Losses on Financial Instruments, consisting of a decrease in retained earnings of $3 million in the first quarter of 2020.

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 57

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2021	2020
Operating Activities:
Net income	$1,996	$1,883
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(52)	(35)
Amortization of other intangible assets	183	175
Other non-cash adjustments for depreciation, amortization and accretion, net	1,015	(793)
Losses (gains) related to investment securities, net	1	(2)
Provision for credit losses	(26)	88
Change in trading account assets, net	94	74
Change in accrued interest and fees receivable, net	(302)	(60)
Change in collateral deposits, net	(7,723)	1,369
Change in unrealized losses (gains) on foreign exchange derivatives, net	(8,131)	(2,934)
Change in other assets, net	279	(430)
Change in accrued expenses and other liabilities, net	1,468	526
Other, net	261	295
Net cash (used in) provided by operating activities	(10,937)	156
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	9,407	(7,002)
Net (increase) decrease in securities purchased under resale agreements	259	(3,012)
Proceeds from sales of available-for-sale securities	9,252	2,245
Proceeds from maturities of available-for-sale securities	16,281	16,257
Purchases of available-for-sale securities	(39,972)	(30,344)
Purchases of held-to-maturity securities under the MMLF program	—	(29,242)
Proceeds from maturities of held-to-maturity securities under the MMLF program	3,299	24,457
Proceeds from maturities of held-to-maturity securities	12,564	10,863
Purchases of held-to-maturity securities	(5,984)	(8,994)
Sale of loans	64	242
Net (increase) in loans	(4,873)	(967)
Business acquisitions, net of cash acquired	(346)	—
Divestitures	13	—
Purchases of equity investments and other long-term assets	(122)	(1,237)
Purchases of premises and equipment, net	(556)	(424)
Other, net	236	1,036
Net cash provided by (used in) investing activities	(478)	(26,122)
Financing Activities:
Net (decrease) increase in time deposits	(1,643)	(35,146)
Net increase (decrease) in all other deposits	21,227	50,786
Net (decrease) increase in securities sold under repurchase agreements	(2,776)	1,328
Net (decrease) increase in short-term borrowings under money market liquidity facility	(3,302)	4,819
Net (decrease) increase in other short-term borrowings	(137)	4,999
Proceeds from issuance of long-term debt, net of issuance costs	844	2,497
Payments for long-term debt and obligations under finance leases	(1,530)	(24)
Payments for redemption of preferred stock	(500)	(500)
Proceeds from issuance of common stock, net of issuance costs	1,900	—
Repurchases of common stock	(900)	(515)
Repurchases of common stock for employee tax withholding	(6)	(66)
Payments for cash dividends	(623)	(666)
Net cash (used in) provided by financing activities	12,554	27,512
Net increase	1,139	1,546
Cash and due from banks at beginning of period	3,467	3,302
Cash and due from banks at end of period	$4,606	$4,848

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
In September 2021, we announced that we had entered into a definitive agreement to acquire the BBH Investor Services business for $3.5 billion in cash.
Recent Accounting Developments
We did not adopt any new accounting standards in the third quarter of 2021 that had a material impact to our financial statements. Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted as of September 30, 2021; none are expected to have a material impact to our financial statements.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2021
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	135	—		135
Other	—	545	—		545
Total trading account assets	40	680	—		720
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	14,339	—	—		14,339
Mortgage-backed securities	—	16,223	—		16,223
Total U.S. Treasury and federal agencies	14,339	16,223	—		30,562
Non-U.S. debt securities:
Mortgage-backed securities	—	2,141	—		2,141
Asset-backed securities	—	2,365	—		2,365
Non-U.S. sovereign, supranational and non-U.S. agency	—	22,854	—		22,854
Other	—	3,306	—		3,306
Total non-U.S. debt securities	—	30,666	—		30,666
Asset-backed securities:
Student loans	—	231	—		231
Collateralized loan obligations	—	4,296	—		4,296
Non-agency CMBS and RMBS(2)	—	59	—		59
Other	—	92	—		92
Total asset-backed securities	—	4,678	—		4,678
State and political subdivisions	—	1,396	—		1,396
Other U.S. debt securities	—	2,977	—		2,977
Total available-for-sale investment securities	14,339	55,940	—		70,279
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,451	2	$(8,892)	7,561
Interest rate contracts	4	—	—	—	4
Total derivative instruments	4	16,451	2	(8,892)	7,565
Other	—	652	—	—	652
Total assets carried at fair value	$14,383	$73,723	$2	$(8,892)	$79,216
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$2	$15,733	$—	$(11,619)	$4,116
Interest rate contracts	—	27	—	(4)	23
Other derivative contracts	—	176	—	—	176
Total derivative instruments	2	15,936	—	(11,623)	4,315
Total liabilities carried at fair value	$2	$15,936	$—	$(11,623)	$4,315

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.23 billion and $3.96 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2020
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	239	—		239
Other	17	519	—		536
Total trading account assets	57	758	—		815
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	6,575	—	—		6,575
Mortgage-backed securities	—	14,305	—		14,305
Total U.S. Treasury and federal agencies	6,575	14,305	—		20,880
Non-U.S. debt securities:
Mortgage-backed securities	—	1,996	—		1,996
Asset-backed securities	—	2,291	—		2,291
Non-U.S. sovereign, supranational and non-U.S. agency	—	22,087	—		22,087
Other	—	3,355	—		3,355
Total non-U.S. debt securities	—	29,729	—		29,729
Asset-backed securities:
Student loans	—	314	—		314
Collateralized loan obligations	—	2,952	14		2,966
Non-agency CMBS and RMBS(2)	—	78	—		78
Other	—	90	—		90
Total asset-backed securities	—	3,434	14		3,448
State and political subdivisions	—	1,548	—		1,548
Other U.S. debt securities	—	3,443	—		3,443
Total available-for-sale investment securities	6,575	52,459	14		59,048
Other assets:
Derivative instruments:
Foreign exchange contracts	—	25,941	2	$(20,140)	5,803
Interest rate contracts	1	—	—	—	1
Total derivative instruments	1	25,941	2	(20,140)	5,804
Other	—	525	—	—	525
Total assets carried at fair value	$6,633	$79,683	$16	$(20,140)	$66,192
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	1	25,925	1	(15,558)	10,369
Interest rate contracts	—	42	—	—	42
Other derivative contracts	—	157	—	—	157
Total derivative instruments	1	26,124	1	(15,558)	10,568
Total liabilities carried at fair value	$5	$26,124	$1	$(15,558)	$10,572

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
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2021 and 2020, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended September 30, 2021, there were no transfers into and out of level 3. During the nine months ended September 30, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the nine months ended September 30, 2021, transfers out of level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using prices for which observable market information became available. During the three and nine months ended September 30, 2020, transfers into level 3 were primarily related to collateralized loan obligations. During the three and nine months ended September 30, 2020, there were no transfers out of level 3.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2021
	Fair Value as of June 30, 2021	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$2	$—	$—	$1	$—	$(1)	$—	$—	$2	$—
Total derivative instruments	2	—	—	1	—	(1)	—	—	2	—
Total assets carried at fair value	$2	$—	$—	$1	$—	$(1)	$—	$—	$2	$—

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(120)	$—
Total asset-backed securities	14	—	—	106	—	—	—	(120)	—
Other U.S. debt securities	—	—	—	—	—	—	15	(15)	—
Total available-for-sale investment securities	14	—	—	106	—	—	15	(135)	—
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(3)	—	4	—	(1)	—	—	2	$(1)
Total derivative instruments	2	(3)	—	4	—	(1)	—	—	2	(1)
Total assets carried at fair value	$16	$(3)	$—	$110	$—	$(1)	$15	$(135)	$2	$(1)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2020
	Fair Value as of June 30, 2020	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2020(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2020
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$1,869	$—	$14	$663	$(34)	$(24)	$50	$—	$2,538
Total asset-backed securities	1,869	—	14	663	(34)	(24)	50	—	2,538
Non-U.S. debt securities:
Asset-backed securities	876	—	45	—	—	(3)	—	—	918
Other	45	—	2	—	—	—	—	—	47
Total non-U.S. debt securities	921	—	47	—	—	(3)	—	—	965
Total available-for-sale investment securities	2,790	—	61	663	(34)	(27)	50	—	3,503
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(2)	—	9	—	(3)	—	—	6	$(4)
Total derivative instruments	2	(2)	—	9	—	(3)	—	—	6	(4)
Total assets carried at fair value	$2,792	$(2)	$61	$672	$(34)	$(30)	$50	$—	$3,509	$(4)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of September 30, 2021	As of December 31, 2020	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2021			As of September 30, 2021	As of December 31, 2020
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$2	$2	Option model	Volatility	5.0%	-	12.6%	7.6%	7.9%
Total	$2	$2
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$1	Option model	Volatility	6.9%	-	8.0%	7.4%	7.7%
Total	$—	$1

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2021
Financial Assets:
Cash and due from banks	$4,606	4,606	$4,606	$—	$—
Interest-bearing deposits with banks	107,553	107,553	—	107,553	—
Securities purchased under resale agreements	2,847	2,847	—	2,847	—
Investment securities held-to-maturity	43,346	43,728	2,708	41,020	—
Net loans(1)	32,702	32,806	—	30,292	2,514
Financial Liabilities:
Deposits:
Non-interest-bearing	$64,885	$64,885	$—	$64,885	$—
Interest-bearing - U.S.	108,909	108,909	—	108,909	—
Interest-bearing - non-U.S.	85,579	85,579	—	85,579	—
Securities sold under repurchase agreements	637	637	—	637	—
Other short-term borrowings	549	549	—	549	—
Long-term debt	12,978	13,151	—	13,069	82

(1) Includes $61 million of loans classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2021.
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
HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income. As of September 30, 2021, we recognized an allowance for credit losses on HTM investment securities of $2 million.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,372	$30	$63	$14,339	$6,453	$123	$1	$6,575
Mortgage-backed securities	16,051	215	43	16,223	13,891	421	7	14,305
Total U.S. Treasury and federal agencies	30,423	245	106	30,562	20,344	544	8	20,880
Non-U.S. debt securities:
Mortgage-backed securities	2,130	12	1	2,141	1,994	4	2	1,996
Asset-backed securities	2,365	2	2	2,365	2,294	1	4	2,291
Non-U.S. sovereign, supranational and non-U.S. agency	22,747	150	43	22,854	21,769	321	3	22,087
Other(1)	3,294	29	17	3,306	3,297	58	—	3,355
Total non-U.S. debt securities	30,536	193	63	30,666	29,354	384	9	29,729
Asset-backed securities:
Student loans(2)	228	3	—	231	313	2	1	314
Collateralized loan obligations(3)	4,293	4	1	4,296	2,969	3	6	2,966
Non-agency CMBS and RMBS(4)	58	1	—	59	76	2	—	78
Other	90	2	—	92	90	—	—	90
Total asset-backed securities	4,669	10	1	4,678	3,448	7	7	3,448
State and political subdivisions(5)	1,336	63	3	1,396	1,470	80	2	1,548
Other U.S. debt securities(6)	2,943	39	5	2,977	3,371	72	—	3,443
Total available-for-sale securities(7)	$69,907	$550	$178	$70,279	$57,987	$1,087	$26	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,709	$22	$—	$2,731	$6,057	$83	$—	$6,140
Mortgage-backed securities	33,525	525	309	33,741	36,901	955	67	37,789
Total U.S. Treasury and federal agencies	36,234	547	309	36,472	42,958	1,038	67	43,929
Non-U.S. debt securities:
Mortgage-backed securities	209	65	2	272	303	68	4	367
Non-U.S. sovereign, supranational and non-U.S. agency	1,508	—	3	1,505	342	—	—	342
Total non-U.S. debt securities	1,717	65	5	1,777	645	68	4	709
Asset-backed securities:
Student loans(2)	5,017	64	13	5,068	4,774	33	25	4,782
Non-agency CMBS and RMBS(8)	380	31	—	411	554	30	1	583
Total asset-backed securities	5,397	95	13	5,479	5,328	63	26	5,365
Total(7)(9)	43,348	707	327	43,728	48,931	1,169	97	50,003
Held-to-maturity under money market mutual fund liquidity facility	—	—	—	—	3,300	4	—	3,304
Total held-to-maturity securities(7)	$43,348	$707	$327	$43,728	$52,231	$1,173	$97	$53,307

(1) As of September 30, 2021 and December 31, 2020, the fair value includes non-U.S. corporate bonds of $1.76 billion and $1.88 billion, respectively, and non-U.S. collateralized loan obligations of $0.88 billion and $0.96 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both September 30, 2021 and December 31, 2020.
(5) As of September 30, 2021 and December 31, 2020, the fair value of state and political subdivisions includes securities in trusts of $0.61 billion and $0.70 billion, respectively. Additional information about these trusts is provided in Note 11.
(6) As of September 30, 2021 and December 31, 2020, the fair value of U.S. corporate bonds was $2.98 billion and $3.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2021.
(8) As of September 30, 2021 and December 31, 2020, the total amortized cost included $315 million and $464 million, respectively, of non-agency CMBS and $65 million and $90 million of non-agency RMBS, respectively.
(9) As of September 30, 2021, we recognized an allowance for credit losses of $2 million on HTM investment securities.
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $77.85 billion and $70.57 billion as of September 30, 2021 and December 31, 2020, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of September 30, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,538	$63	$—	$—	$11,538	$63
Mortgage-backed securities	3,847	41	162	2	4,009	43
Total U.S. Treasury and federal agencies	15,385	104	162	2	15,547	106
Non-U.S. debt securities:
Mortgage-backed securities	394	1	33	—	427	1
Asset-backed securities	646	1	464	1	1,110	2
Non-U.S. sovereign, supranational and non-U.S. agency	5,631	42	39	1	5,670	43
Other	1,291	17	67	—	1,358	17
Total non-U.S. debt securities	7,962	61	603	2	8,565	63
Asset-backed securities:
Collateralized loan obligations	2,516	1	62	—	2,578	1
Total asset-backed securities	2,516	1	62	—	2,578	1
State and political subdivisions	83	—	45	3	128	3
Other U.S. debt securities	573	5	—	—	573	5
Total	$26,519	$171	$872	$7	$27,391	$178

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,636	$1	$—	$—	$1,636	$1
Mortgage-backed securities	1,394	7	63	—	1,457	7
Total U.S. Treasury and federal agencies	3,030	8	63	—	3,093	8
Asset-backed securities:
Student loans	31	—	197	1	228	1
Collateralized loan obligations	1,498	4	369	2	1,867	6
Total asset-backed securities	1,529	4	566	3	2,095	7
Non-U.S. debt securities:
Mortgage-backed securities	600	1	120	1	720	2
Asset-backed securities	1,015	3	446	1	1,461	4
Non-U.S. sovereign, supranational and non-U.S. agency	489	—	—	—	489	—
Other	715	3	80	—	795	3
Total non-U.S. debt securities	2,819	7	646	2	3,465	9
State and political subdivisions	95	—	76	2	171	2
Other U.S. debt securities	17	—	—	—	17	—
Total	$7,490	$19	$1,351	$7	$8,841	$26
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2021. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of September 30, 2021
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,112	$2,114	$11,214	$11,169	$1,046	$1,056	$—	$—	$14,372	$14,339
Mortgage-backed securities	83	87	845	855	6,227	6,248	8,896	9,033	16,051	16,223
Total U.S. Treasury and federal agencies	2,195	2,201	12,059	12,024	7,273	7,304	8,896	9,033	30,423	30,562
Non-U.S. debt securities:
Mortgage-backed securities	212	213	540	543	40	40	1,338	1,345	2,130	2,141
Asset-backed securities	271	271	1,286	1,287	415	415	393	392	2,365	2,365
Non-U.S. sovereign, supranational and non-U.S. agency	5,828	5,835	13,987	14,081	2,917	2,923	15	15	22,747	22,854
Other	786	790	2,077	2,089	375	371	56	56	3,294	3,306
Total non-U.S. debt securities	7,097	7,109	17,890	18,000	3,747	3,749	1,802	1,808	30,536	30,666
Asset-backed securities:
Student loans	129	131	—	—	—	—	99	100	228	231
Collateralized loan obligations	29	30	760	761	1,656	1,656	1,848	1,849	4,293	4,296
Non-agency CMBS and RMBS	—	—	—	—	—	—	58	59	58	59
Other	—	—	—	—	90	92	—	—	90	92
Total asset-backed securities	158	161	760	761	1,746	1,748	2,005	2,008	4,669	4,678
State and political subdivisions	159	160	544	563	528	567	105	106	1,336	1,396
Other U.S. debt securities	718	723	2,183	2,209	42	45	—	—	2,943	2,977
Total	$10,327	$10,354	$33,436	$33,557	$13,336	$13,413	$12,808	$12,955	$69,907	$70,279
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,387	$2,403	$304	$309	$—	$—	$18	$19	$2,709	$2,731
Mortgage-backed securities	171	177	285	290	4,528	4,509	28,541	28,765	33,525	33,741
Total U.S. Treasury and federal agencies	2,558	2,580	589	599	4,528	4,509	28,559	28,784	36,234	36,472
Non-U.S. debt securities:
Mortgage-backed securities	38	37	18	18	—	—	153	217	209	272
Non-U.S. sovereign, supranational and non-U.S. agency	275	275	1,232	1,229	1	1	—	—	1,508	1,505
Total non-U.S. debt securities	313	312	1,250	1,247	1	1	153	217	1,717	1,777
Asset-backed securities:
Student loans	349	343	110	109	1,071	1,088	3,487	3,528	5,017	5,068
Non-agency CMBS and RMBS	127	140	158	160	2	2	93	109	380	411
Total asset-backed securities	476	483	268	269	1,073	1,090	3,580	3,637	5,397	5,479
Total	$3,347	$3,375	$2,107	$2,115	$5,602	$5,600	$32,292	$32,638	$43,348	$43,728
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
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 148 to 149 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2021, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
Our allowance for credit losses on our HTM securities is approximately $2 million as of September 30, 2021. In the third quarter of 2021, we recorded no provision for credit losses and no charge-offs on HTM securities. We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $505 million related to 722 securities as of September 30, 2021 to not be the result of any material changes in the credit characteristics of the securities.

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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,367	$11,531
Leveraged loans	3,407	2,923
Overdrafts	2,352	1,894
Other(3)	2,140	2,688
Commercial real estate	2,384	2,096
Total domestic	22,650	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,368	4,432
Leveraged loans	1,317	1,242
Overdrafts	1,462	1,088
Other(3)	—	31
Total foreign	10,147	6,793
Total loans(2)	32,797	27,925
Allowance for credit losses	(95)	(122)
Loans, net of allowance	$32,702	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $6,282 million loans to real money funds, $9,752 million private equity capital call finance loans, $993 million loans to business development companies and $2,412 million collateralized loan obligations in loan form as of September 30, 2021, compared to $6,391 million loans to real money funds, $8,380 million private equity capital call finance loans and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,532 million securities finance loans, $589 million loans to municipalities and $19 million other loans as of September 30, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2021 and December 31, 2020, the loans pledged as collateral totaled $9.00 billion and $8.07 billion, respectively.
As of September 30, 2021 and December 31, 2020, we had no loans on non-accrual status.
We purchased $832 million collateralized loan obligations in loan form, which were all rated AAA, in the third quarter of 2021.
We sold $84 million of leveraged loans in the third quarter of 2021, of which $46 million remained unsettled and was held for sale as of September 30, 2021. Additionally, we have one loan for $15 million which has been classified as doubtful and is pending settlement.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the third quarter of 2021.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2021, we had nine loans for $232 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $13 million as of September 30, 2021 on these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2021.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 82% of our loans were rated as investment grade as of September 30, 2021 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business, financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 17% of our loans as of September 30, 2021, and are concentrated in leveraged loans. Approximately 88% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2021.
•Special Mention: Counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard: Counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful: Counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss: Counterparties which are uncollectible or have little value.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,936	$1,963	$26,899
Speculative	5,180	383	5,563
Special mention	118	38	156
Substandard	164	—	164
Doubtful	15	—	15
Total(1)	$30,413	$2,384	$32,797

December 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,859	$1,724	$22,583
Speculative	4,852	372	5,224
Special mention	67	—	67
Substandard	34	—	34
Doubtful	17	—	17
Total(1)	$25,829	$2,096	$27,925

(1) Loans Include $3,814 million and $2,982 million of overdrafts as of September 30, 2021 and December 31, 2020 respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2021. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,696	$14	$376	$2	$135	$—	$13,120	$16,343
Speculative	974	473	719	519	455	67	457	3,664
Special mention	—	—	70	29	19	—	—	118
Substandard	—	5	71	56	9	—	—	141
Total commercial and financing	$3,670	$492	$1,236	$606	$618	$67	$13,577	$20,266
Commercial real estate:
Risk Rating:
Investment grade	$321	$129	$383	657	$276	$197	$—	$1,963
Speculative	120	49	166	20	—	28	—	383
Special mention	—	—	—	38	—	—	—	38
Total commercial real estate	$441	$178	$549	$715	$276	$225	$—	$2,384
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,655	$—	$—	$—	$—	$—	$4,938	$8,593
Speculative	433	197	294	254	146	31	161	1,516
Substandard	—	—	—	23	—	—	—	23
Doubtful	—	—	—	—	15	—	—	15
Total commercial and financing	$4,088	$197	$294	$277	$161	$31	$5,099	$10,147

Total loans	$8,199	$867	$2,079	$1,598	$1,055	$323	$18,676	$32,797

(1) Any reserve associated with accrued interest is not material. As of September 30, 2021, accrued interest receivable of $82 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

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
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$74	$12	$14	$2	$19	$—	$121
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	(4)	—	1	—	1	—	(2)
Other(2)	(1)	—	—	—	—	—	(1)
Ending balance	$68	$12	$15	$2	$20	$—	$117

(1) Includes $11 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) The amount includes primarily foreign currency translation.

	Nine Months Ended September 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs	(2)	—	—	—	—	—	(2)
Provision	(24)	(5)	7	(1)	(2)	(1)	(26)
Other(2)	(3)	—	—	—	—	—	(3)
Ending balance	$68	$12	$15	$2	$20	$—	$117

(1) Includes $11 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) The amount includes primarily foreign currency translation.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
.

	Three Months Ended September 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$113	$20	$8	$3	$18	$1	$163
Charge-offs(2)	(14)	—	—	—	—	—	(14)
Provision	3	—	—	—	(3)	—	—
Foreign currency translation	4	—	—	—	—	—	4
Ending balance	$106	$20	$8	$3	$15	$1	$153

(1) Includes $15 million allowance for credit losses on Fund Finance loans and $5 million on other loans.
(2) Related to the sale of leveraged loans in the third quarter of 2020.

	Nine Months Ended September 30, 2020
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$10	$2	$—	$19	$1	$93
Charge-offs(1)	(33)	—	—	—	—	—	(33)
Provision	73	10	6	3	(4)	—	88
Foreign currency translation	5	—	—	—	—	—	5
Ending balance	$106	$20	$8	$3	$15	$1	$153

(1) Primarily related to the sale of leveraged loans in the third and third quarters of 2020.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. In the third quarter of 2021, we reduced the allowance for credit losses by $4 million, principally through a $2 million reserve release in the provision for credit losses, compared to a decrease in the allowance for credit losses of $10 million in the third quarter of 2020. The reduction in the allowance reflects improvements in credit quality and stable economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	124	3	127
Ending balance December 31, 2020	7,413	270	7,683
Acquisitions(2)	66	—	66
Divestitures(3)	(17)	—	(17)
Foreign currency translation	(80)	(2)	(82)
Ending balance September 30, 2021	$7,382	$268	$7,650

(1) Investment Servicing includes our acquisition of CRD.
(2) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc.in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open for both transactions pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily identifiable intangible assets.
(3) In the second quarter of 2021, we sold a majority share of our WMS business.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(206)	(28)	(234)
Foreign currency translation	31	—	31
Ending balance December 31, 2020	1,733	94	1,827
Acquisitions(2)	263	—	263
Amortization	(165)	(18)	(183)
Foreign currency translation	(20)	—	(20)
Ending balance September 30, 2021	$1,811	$76	$1,887

(1) Investment Servicing includes our acquisition of CRD.
(2) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc. in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price accounting reflected is provisional and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open for both transactions pending the completion of valuation procedures related to the acquired assets and assumed liabilities, primarily identifiable intangible assets.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,803	$(1,464)	$1,339
Technology	404	(133)	271
Core deposits	700	(444)	256
Other	103	(82)	21
Total	$4,010	$(2,123)	$1,887

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,704	$(1,450)	$1,254
Technology	393	(113)	280
Core deposits	690	(425)	265
Other	107	(79)	28
Total	$3,894	$(2,067)	$1,827
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2021	December 31, 2020
Securities borrowed(1)	$26,643	$18,330
Derivative instruments, net	7,565	5,804
Bank-owned life insurance	3,548	3,479
Investments in joint ventures and other unconsolidated entities	3,140	3,095
Collateral, net	1,348	2,616
Receivable for securities settlement	621	117
Right-of-use assets	612	720
Prepaid expenses	474	383
Accounts receivable	395	379
Income tax receivable	359	367
Deferred tax assets, net of valuation allowance(2)	196	233
Deposits with clearing organizations	62	58
Other(3)	988	929
Total	$45,951	$36,510

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Consists primarily of Advances of $532 million and $460 million as of September 30, 2021 and December 31, 2020, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net gain associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2021, is approximately $70 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$3,572	$2,842
Foreign exchange contracts:
Forward, swap and spot	2,372,570	2,640,989
Options purchased	724	946
Options written	221	661
Futures	2,077	1,980
Other:
Stable value contracts(1)	32,704	32,359
Deferred value awards(2)	360	332
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	13,714	7,449
Foreign exchange contracts:
Forward and swap	6,877	5,221

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16,345	$25,939	$15,735	$25,811
Other derivative contracts	—	—	176	157
Total	$16,345	$25,939	$15,911	$25,968

Derivatives designated as hedging instruments:
Foreign exchange contracts	$108	$4	$—	$116
Interest rate contracts	4	1	27	42
Total	$112	$5	$27	$158

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$186	$164	$617	$712
Foreign exchange contracts	Interest expense	16	20	53	39
Interest rate contracts	Foreign exchange trading services revenue	—	—	1	3
Other derivative contracts	Compensation and employee benefits	(35)	(39)	(158)	(151)
Total		$167	$145	$513	$603

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,024	$(14)	$554
Available-for-sale securities	2,420	4	28

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$10,519	$3	$688
Available-for-sale securities	2,330	2	43

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of September 30, 2021 and December 31, 2020, the total notional amount of the interest rate swaps of fair value hedges was $6.81 billion and $2.60 billion, respectively.
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2021	2020			2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$15	$5	Available-for-sale securities(1)	Net interest income	$(17)	$(6)
Interest rate contracts	Net interest income	(7)	(19)	Long-term debt	Net interest income	8	17
Total		$8	$(14)			$(9)	$11

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2021	2020			2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$9	$(3)	Available-for-sale securities(2)	Net interest income	$(12)	$—
Interest rate contracts	Net interest income	(26)	564	Long-term debt	Net interest income	26	(557)
Total		$(17)	$561			$14	$(557)

(1) In the three months ended September 30, 2021, approximately $13 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $4 million of net unrealized gains in the same period in 2020.
(2) In the nine months ended September 30, 2021, approximately $9 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to no net unrealized gains or losses in the same period in 2020.

	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(3)	$—	Net interest income	$22	$18
Foreign exchange contracts	12	(30)	Net interest income	2	6
Total derivatives designated as cash flow hedges	$9	$(30)		$24	$24

Derivatives designated as net investment hedges:
Foreign exchange contracts	$111	$(122)	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	111	(122)		—	—
Total	$120	$(152)		$24	$24

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(9)	179	Net interest income	$62	$32
Foreign exchange contracts	55	$(11)	Net interest income	8	20
Total derivatives designated as cash flow hedges	$46	$168		$70	$52

Derivatives designated as net investment hedges:
Foreign exchange contracts	$222	$(100)	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	222	(100)		—	—
Total	$268	$68		$70	$52

(1) As of September 30, 2021, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of September 30, 2021 totaled approximately $4.76 billion, against which we provided $3.90 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2021, the maximum additional collateral we would be required to post to our counterparties is approximately $0.86 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 163 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
As of September 30, 2021 and December 31, 2020, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $1.97 billion and $6.48 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was zero and $3.88 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,453	$(7,667)	$8,786	$—	$8,786
Interest rate contracts(6)	4	—	4	—	4
Cash collateral and securities netting	NA	(1,225)	(1,225)	(1,086)	(2,311)
Total derivatives	16,457	(8,892)	7,565	(1,086)	6,479
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	87,099	(57,609)	29,490	(29,242)	248
Total derivatives and other financial instruments	$103,556	$(66,501)	$37,055	$(30,328)	$6,727
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
(7) Included in the $29.49 billion as of September 30, 2021 were $2.85 billion of resale agreements and $26.64 billion of collateral provided related to securities borrowing. Included in the $21.44 billion as of December 31, 2020 were $3.11 billion of resale agreements and $18.33 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,735	$(7,663)	$8,072	$—	$8,072
Interest rate contracts(6)	27	(4)	23	—	23
Other derivative contracts	176	—	176	—	176
Cash collateral and securities netting	NA	(3,956)	(3,956)	(1,269)	(5,225)
Total derivatives	15,938	(11,623)	4,315	(1,269)	3,046
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	66,016	(57,609)	8,407	(7,802)	605
Total derivatives and other financial instruments	$81,954	$(69,232)	$12,722	$(9,071)	$3,651
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
(7) Included in the $8.41 billion as of September 30, 2021 were $0.64 billion of repurchase agreements and $7.77 billion of collateral received related to securities lending transactions. Included in the $12.77 billion as of December 31, 2020 were $3.41 billion of repurchase agreements and $9.36 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of September 30, 2021					As of December 31, 2020
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$53,915	$—	$—	$—	$53,915	$152,140	$—	$—	$—	$152,140
Total	53,915	—	—	—	53,915	152,140	—	—	—	152,140
Securities lending transactions:
US Treasury and agency securities	2	—	—	—	2	—	—	—	—	—
Corporate debt securities	149	—	—	—	149	110	—	—	—	110
Equity securities	9,876	54	3	2,016	11,949	7,578	56		1,156	8,790
Other(1)	1	—	—	—	1	4,753	—	—	—	4,753
Total	10,028	54	3	2,016	12,101	12,441	56	—	1,156	13,653
Gross amount of recognized liabilities for repurchase agreements and securities lending	$63,943	$54	$3	$2,016	$66,016	$164,581	$56	$—	$1,156	$165,793

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	September 30, 2021	December 31, 2020
Commitments:
Unfunded credit facilities	$34,471	$34,213
Guarantees(1):
Indemnified securities financing	$402,369	$440,875
Standby letters of credit	3,333	3,330

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 73% of our unfunded commitments to extend credit expire within one year as of both September 30, 2021 and December 31, 2020.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2021	December 31, 2020
Fair value of indemnified securities financing	$402,369	$440,875
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	422,882	463,273
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	67,833	54,432
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	73,176	58,092
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2021 and December 31, 2020, we had approximately $26.64 billion and $18.33 billion, respectively, of collateral provided and approximately $7.77 billion and $9.36 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2021, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $19 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2021, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $360 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
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
Shareholder Litigation
A shareholder of ours filed a derivative complaint against certain of the Company’s past and present officers and directors to recover alleged losses incurred by the Company relating to the invoicing matter and to the Ohio public retirement plans matter. The Suffolk Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, without objection, approved a settlement of the claim in which we agreed to take, or to continue to take, specified steps to improve our ongoing governance and compliance policies, and to pay a fee to plaintiff's counsel.
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
Edmar Financial Company, LLC et al v. Currenex, Inc. et al
In August 2021, two former Currenex clients filed a putative civil class action lawsuit in the Southern District of New York alleging antitrust violations, fraud and a civil Racketeer Influenced and Corrupt Organization Act violation against Currenex, State Street and others.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $295 million as of September 30, 2021 decreased from $308 million as of December 31, 2020.
We are presently under audit by a number of tax authorities, and the Internal Revenue Service is currently reviewing our U.S. income tax returns, including amended returns, for tax years 2014-2018. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of September 30, 2021 for potential tax exposures.
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
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of September 30, 2021 and December 31, 2020, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.61 billion and $0.70 billion, respectively, and other short-term borrowings of $0.43 billion and $0.62 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted-average life of approximately 2.2 years as of September 30, 2021, compared to approximately 2.7 years as of December 31, 2020.
Interests in Investment Funds
As of September 30, 2021, we had no consolidated funds. As of December 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of December 31, 2020, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million, and represented the value of our economic ownership interest in the funds.
As of September 30, 2021 and December 31, 2020, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $11 million and $22 million as of September 30, 2021 and December 31, 2020, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2021:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.7130% effective September 15, 2021	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
(3) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date. We did not elect redemption on September 15, 2020, December 15, 2020, June 15, 2021 or September 15, 2021.
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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	950	9.50	2	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	—	—	—
Total			$20			$38

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	4,425	1.11	33	4,425	1.11	33
Series F	2,869	28.69	11	5,250	52.50	40
Series G	4,014	0.99	21	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$79			$114

In October 2021, we declared dividends on our series D, F, G and H preferred stock of approximately $1,475, $939, $1,338 and $2,813, respectively, per share, or approximately $0.37, $9.39, $0.33 and $28.13, respectively, per depositary share. These dividends total approximately $11 million, $2 million, $7 million and $14 million on our series D, F, G and H preferred stock, respectively, which will be paid in December 2021.
Common Stock
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our proposed acquisition of the BBH Investor Services business.
In June 2019, our Board approved a common share repurchase program authorizing the repurchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 and the first quarter of 2020 under the 2019 Program.
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
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the repurchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the repurchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve. In July 2021, our Board authorized a share repurchase program for the repurchase of up to $3.0 billion of our common stock through the end of 2022.
State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with our proposed acquisition of the BBH Investor Services business, we did not purchase any common stock during the third quarter of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the fourth quarter of 2021 and the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
The tables below present the activity under our common share repurchase program for the periods indicated:

Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	11.2	$80.00	$900

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	—	$—	$—	6.5	$77.35	$500
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$209	$0.52	$184

	Nine Months Ended September 30,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.61	$570	$1.56	$550

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2021	2020
Net unrealized gains (losses) on cash flow hedges	$41	$82
Net unrealized gains (losses) on available-for-sale securities portfolio	353	976
Net unrealized gains (losses) related to reclassified available-for-sale securities	(39)	(68)
Net unrealized gains (losses) on available-for-sale securities	314	908
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(24)	(36)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	18	(54)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(166)	(172)
Foreign currency translation	(863)	(837)
Total	$(682)	$(111)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	35	(558)	222	—	—	(529)	(830)
Amounts reclassified into (out of) accumulated other comprehensive loss	(51)	—	—	—	12	—	(39)
Other comprehensive income (loss)	(16)	(558)	222	—	12	(529)	(869)
Balance as of September 30, 2021	$41	$290	$18	$(2)	$(166)	$(863)	$(682)

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	189	462	(100)	—	—	235	786
Amounts reclassified into (out of) accumulated other comprehensive loss	(37)	1	—	—	15	—	(21)
Other comprehensive income (loss)	152	463	(100)	—	15	235	765
Balance as of September 30, 2020	$82	$872	$(54)	$(2)	$(172)	$(837)	$(111)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2021	2020
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $6 and $7, respectively	$(18)	$(17)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and $1, respectively	2	1	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$(16)	$(16)

	Nine Months Ended September 30,
	2021	2020
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $0 and $1, respectively	$—	$1	Net gains (losses) from sales of available-for-sale securities
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $19 and $14, respectively	(51)	(37)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $5 and $5, respectively	12	15	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$(39)	$(21)
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
As of September 30, 2021, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2021, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2021 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2021	Basel III Standardized Approach September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches September 30, 2021	Basel III Standardized Approach September 30, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$11,267	$11,267	$10,709	$10,709	$12,887	$12,887	$12,893	$12,893
Retained earnings			24,785	24,785	23,442	23,442	14,919	14,919	12,939	12,939
Accumulated other comprehensive income (loss)			(682)	(682)	187	187	(465)	(465)	371	371
Treasury stock, at cost			(10,032)	(10,032)	(10,609)	(10,609)	—	—	—	—
Total			25,338	25,338	23,729	23,729	27,341	27,341	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(9,040)	(9,040)	(9,019)	(9,019)	(8,770)	(8,770)	(8,745)	(8,745)
Other adjustments(1)			(467)	(467)	(333)	(333)	(281)	(281)	(152)	(152)
Common equity tier 1 capital			15,831	15,831	14,377	14,377	18,290	18,290	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			17,807	17,807	16,848	16,848	18,290	18,290	17,306	17,306
Qualifying subordinated long-term debt			1,590	1,590	961	961	754	754	966	966
Allowance for credit losses			—	117	1	148	—	117	10	148
Total capital			$19,397	$19,514	$17,810	$17,957	$19,044	$19,161	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$66,503	$114,604	$63,367	$114,892	$59,635	$111,464	$58,960	$110,797
Operational risk(3)			45,750	NA	44,150	NA	43,113	NA	43,663	NA
Market risk			2,625	2,625	2,188	2,188	2,625	2,625	2,188	2,188
Total risk-weighted assets			$114,878	$117,229	$109,705	$117,080	$105,373	$114,089	$104,811	$112,985

Adjusted quarterly average assets			$281,952	$281,952	$263,490	$263,490	$278,705	$278,705	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements(4)	2020 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.8%	13.5%	13.1%	12.3%	17.4%	16.0%	16.5%	15.3%
Tier 1 capital	9.5	9.5	15.5	15.2	15.4	14.4	17.4	16.0	16.5	15.3
Total capital	11.5	11.5	16.9	16.6	16.2	15.3	18.1	16.8	17.4	16.3
Tier 1 leverage(5)	4.0	4.0	6.3	6.3	6.4	6.4	6.6	6.6	6.6	6.6

(1) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
NA Not applicable
State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest income:
Interest-bearing deposits with banks	$—	$(6)	$(13)	$79
Investment securities:
Investment securities available-for-sale	150	169	435	609
Investment securities held-to-maturity	158	171	501	631
Investment securities purchased under money market liquidity facility	—	25	4	103
Total investment securities	308	365	940	1,343
Securities purchased under resale agreements	6	20	19	109
Loans	168	138	466	479
Other interest-earning assets	5	3	13	52
Total interest income	487	520	1,425	2,062
Interest expense:
Interest-bearing deposits	(62)	(61)	(196)	(47)
Short-term borrowings under money market liquidity facility	—	23	4	87
Securities sold under repurchase agreements	—	—	—	3
Other short-term borrowings	—	2	1	17
Long-term debt	51	69	165	252
Other interest-bearing liabilities	11	9	30	49
Total interest expense	—	42	4	361
Net interest income	$487	$478	$1,421	$1,701
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Professional services	$91	$89	$246	$261
Regulatory fees and assessments	16	16	53	45
Sales advertising public relations	13	20	46	50
Securities processing	8	10	22	40
Insurance	3	2	9	10
Bank operations	3	2	7	15
Other	87	90	259	281
Total other expenses	$221	$229	$642	$702
Acquisition Costs
We recorded approximately $11 million and $33 million of acquisition costs in the three and nine months ended September 30, 2021, respectively, compared to $15 million and $38 million in the same periods in 2020, respectively, related to our acquisition of CRD. In addition, we recorded approximately $7 million of acquisition costs in the third quarter of 2021 related to our proposed acquisition of the BBH Investor Services business.
State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Payments and Other Adjustments	(33)	(1)	—	(34)
Accrual Balance at March 31, 2020	157	6	1	164
Payments and Other Adjustments	(25)	(1)	—	(26)
Accrual Balance at June 30, 2020	132	5	1	138
Payments and Other Adjustments	(10)	1	(1)	(10)
Accrual Balance at September 30, 2020	$122	$6	$—	$128
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	180	6	—	186
Payments and Other Adjustments	(34)	—	—	(34)
Accrual Balance at June 30, 2021	146	6	—	152
Payments and Other Adjustments	(23)	—	—	(23)
Accrual Balance at September 30, 2021	$123	$6	$—	$129
Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to pages 181 to 182 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2020 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income	$714	$555	$1,996	$1,883
Less:
Preferred stock dividends	(21)	(38)	(85)	(123)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$693	$517	$1,910	$1,759
Average common shares outstanding (In thousands):
Basic average common shares	347,718	352,586	348,106	352,829
Effect of dilutive securities: equity-based awards	5,776	4,582	5,270	4,142
Diluted average common shares	353,494	357,168	353,376	356,971
Anti-dilutive securities(2)	97	1,309	119	1,351
Earnings per common share:
Basic	$1.99	$1.47	$5.49	$4.99
Diluted(3)	1.96	1.45	5.40	4.93

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Servicing fees	$1,395	$1,301	$—	$—	$—	$—	$1,395	$1,301
Management fees	—	—	526	479	—	—	526	479
Foreign exchange trading services	266	252	13	18	—	—	279	270
Securities finance	103	81	3	3	—	—	106	84
Software and processing fees (1)	204	162	(6)	10	—	—	198	172
Total fee revenue	1,968	1,796	536	510	—	—	2,504	2,306
Net interest income	491	482	(4)	(4)	—	—	487	478
Total other income	(1)	—	—	—	—	—	(1)	—
Total revenue	2,458	2,278	532	506	—	—	2,990	2,784
Provision for credit losses	(2)	—	—	—	—	—	(2)	—
Total expenses	1,755	1,739	339	358	22	6	2,116	2,103
Income before income tax expense	$705	$539	$193	$148	$(22)	$(6)	$876	$681
Pre-tax margin	29%	24%	36%	29%			29%	24%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Servicing fees	$4,165	$3,860	$—	$—	$—	$—	$4,165	$3,860
Management fees	—	—	1,523	1,387	—	—	1,523	1,387
Foreign exchange trading services	869	998	42	41	—	—	911	1,039
Securities finance	304	258	10	10	—	—	314	268
Software and processing fees (1)	585	528	3	1	—	—	588	529
Total fee revenue	5,923	5,644	1,578	1,439	—	—	7,501	7,083
Net interest income	1,432	1,716	(11)	(15)	—	—	1,421	1,701
Total other income	(1)	2	—	—	53	—	52	2
Total revenue	7,354	7,362	1,567	1,424	53	—	8,974	8,786
Provision for credit losses	(26)	88	—	—	—	—	(26)	88
Total expenses	5,389	5,315	1,082	1,096	88	29	6,559	6,440
Income before income tax expense	$1,991	$1,959	$485	$328	$(35)	$(29)	2,441	$2,258
Pre-tax margin	27%	27%	31%	23%			27%	26%

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

	Three Months Ended September 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,395	$—	1,395	$—	$—	$—	$—	$—	$—	$1,395
Management fees	—	—	—	526	—	526	—	—	—	526
Foreign exchange trading services	82	184	266	13	—	13	—	—	—	279
Securities finance	60	43	103	—	3	3	—	—	—	106
Software and processing fees	126	78	204	—	(6)	(6)	—	—	—	198
Total fee revenue	1,663	305	1,968	539	(3)	536	—	—	—	2,504
Net interest income	—	491	491	—	(4)	(4)	—	—	—	487
Total other income	—	(1)	(1)	—	—	—	—	—	—	(1)
Total revenue	$1,663	$795	$2,458	$539	$(7)	$532	$—	$—	$—	$2,990

	Nine Months Ended September 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$4,165	$—	$4,165	$—	$—	$—	$—	$—	$—	$4,165
Management fees	—	—	—	1,523	—	1,523	—	—	—	1,523
Foreign exchange trading services	260	609	869	42	—	42	—	—	—	911
Securities finance	181	123	304	—	10	10	—	—	—	314
Software and processing fees	390	195	585	—	3	3	—	—	—	588
Total fee revenue	4,996	927	5,923	1,565	13	1,578	—	—	—	7,501
Net interest income	—	1,432	1,432	—	(11)	(11)	—	—	—	1,421
Total other income	—	(1)	(1)	—	—	—	—	53	53	52
Total revenue	$4,996	$2,358	$7,354	$1,565	$2	$1,567	$—	$53	$53	$8,974

	Three Months Ended September 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$1,301	$—	$1,301	$—	$—	$—	$1,301
Management fees	—	—	—	479	—	479	479
Foreign exchange trading services	90	162	252	18	—	18	270
Securities finance	42	39	81	—	3	3	84
Software and processing fees	108	54	162	—	10	10	172
Total fee revenue	1,541	255	1,796	497	13	510	2,306
Net interest income	—	482	482	—	(4)	(4)	478
Total revenue	$1,541	$737	$2,278	$497	$9	$506	$2,784

	Nine Months Ended September 30, 2020
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$3,860	$—	$3,860	$—	$—	$—	$3,860
Management fees	—	—	—	1,387	—	1,387	1,387
Foreign exchange trading services	285	713	998	41	—	41	1,039
Securities finance	162	96	258	—	10	10	268
Software and processing fees	366	162	528	—	1	1	529
Total fee revenue	4,673	971	5,644	1,428	11	1,439	7,083
Net interest income	—	1,716	1,716	—	(15)	(15)	1,701
Total other income	—	2	2	—	—	—	2
Total revenue	$4,673	$2,689	$7,362	$1,428	$(4)	$1,424	$8,786
State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of September 30, 2021 and December 31, 2020, net receivables of $2.87 billion and $2.68 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,331	$1,659	$2,990	$1,268	$1,516	$2,784
Income before income tax expense	387	489	876	325	356	681
	Nine Months Ended September 30,
	2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,987	$4,987	$8,974	$3,894	$4,892	$8,786
Income before income tax expense	1,095	1,346	2,441	1,002	1,256	2,258

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $96.28 billion and $92.33 billion as of September 30, 2021 and 2020, respectively.
State Street Corporation | 95

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity for the three- and nine-month periods ended September 30, 2021 and 2020, cash flows for the nine-month periods ended September 30, 2021 and 2020 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 22, 2021

State Street Corporation | 96

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	EUR	Euro
BBH	Brown Brothers Harriman & Co	LCR(1)	Liquidity coverage ratio
BCC	Business Conduct Committee	LIHTC	Low income housing tax credits
bps	Basis points	LIBOR	London Interbank Offered Rate
CAP	Capital adequacy process	LTD	Long-term debt
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CRD	Charles River Development	MMLF	Money Market Mutual Fund Liquidity Facility
CET1(1)	Common equity tier 1	NII	Net interest income
CFTC	Commodity Futures Trading Commission	NIM	Net interest margin
CIS	Corporate Information Security	OTC	Over-the-counter
CLO	Collateralized Loan Obligation	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	P&L	Profit-and-loss
DOJ	Department of Justice	RWA(1)	Risk-weighted asset
DOL	Department of Labor	SCB	Stress Capital Buffer
ECB	European Central Bank	SEC	Securities and Exchange Commission
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SLB	Stress Leverage Buffer
EMEA	Europe, Middle East, and Africa	SLR(1)	Supplementary leverage ratio
EPS	Earnings per share	SPDR	Spider; Standard and Poor's depository receipt
ERM	Enterprise Risk Management	SPOE Strategy	Single Point of Entry Strategy
ETF	Exchange-Traded Fund	SSIF	State Street Intermediate Funding, LLC
EVE	Economic value of equity	TLAC(1)	Total loss-absorbing capacity
FDIC	Federal Deposit Insurance Corporation	TORC	Technology and Operational Risk Committee
FHLB	Federal Home Loan Bank of Boston	UCITS	Undertakings for Collective Investments in Transferable Securities
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FTE	Fully taxable-equivalent	VaR	Value-at-Risk
FX	Foreign exchange	VIE	Variable interest entity
GAAP	Generally accepted accounting principles

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 97

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

State Street Corporation | 98

ITEM 1A. RISK FACTORS

State Street is supplementing the risk factors previously disclosed in its 2020 Form 10-K with the following risk factors. These risk factors should be read in conjunction with the risk factors included in the 2020 Form 10-K.

Consummation of our planned acquisition of the BBH Investor Services business is subject to the satisfaction or closing conditions and regulatory approvals, the failure of which may prevent or delay the consummation of the acquisition.
On September 7, 2021, we announced that we had entered into a definitive agreement with BBH to acquire the BBH Investor Services business, including its custody, accounting, fund administration, global markets and technology services for $3.5 billion in cash, subject to customary adjustments. The transaction is targeted to be completed by the end of 2021, subject to the receipt of regulatory approvals and the satisfaction or waiver of other closing conditions. We cannot provide any assurance that all necessary regulatory approvals will be obtained nor the timing of such regulatory approvals, nor can we provide any assurance that all of the other closing conditions will be satisfied or waived. The failure to obtain necessary regulatory approvals or the failure to satisfy some or all of the other required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring.

Even if we successfully consummate our planned acquisition of the BBH Investor Services business, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate the BBH Investor Services business into our business and realize anticipated growth opportunities and cost synergies. The integration of the BBH Investor Services business into our business will be a complex, costly and time-consuming process, and our management may face significant challenges in implementing that integration, including, without limitation, challenges related to:
•retaining the business and revenue from the BBH Investor Services business's current clients, many of which have the right to consent to transfer their business to State Street or to transition their business on short notice;
•integrating the BBH Investor Services business's software solutions, including its Infomediary communication platform, with our existing products and services and cross-selling our comprehensive suite of products and services, including State Street Alpha, to clients of the BBH Investor Services business;
•achieving the anticipated cost and revenue synergies from the combination of the BBH Investor Services business with State Street;
•managing systems, operational and business complexities and costs associated with combining two different global securities servicing platforms, including maintaining service consistency, information security, business continuity and compliance, and controlling operational risks associated with large-scale technology conversions; and
•transitioning the BBH Investor Services business's senior management team of investment service partners into roles within our larger company and retaining other key employees of the BBH Investor Services business.

Any delay or failure in achieving any of the foregoing could materially adversely impact the expected benefits of the acquisition.
State Street Corporation | 99

PART 2. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2019, our Board approved a common share repurchase program authorizing the repurchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). On March 16, 2020, we, along with the other U.S. G-SIBs, suspended common share repurchases and maintained this suspension through the fourth quarter of 2020 in response to the COVID-19 pandemic. This suspension was consistent with limitations imposed by the Federal Reserve beginning in the second quarter of 2020. As a result, we had no repurchases of our common stock in the second, third or fourth quarters of 2020.
In December 2020, the Federal Reserve issued results of 2020 resubmission stress tests and authorized us to continue to pay common stock dividends at current levels and to resume repurchasing common shares in the first quarter of 2021. In January 2021, our Board authorized a share repurchase program for the purchase of up to $475 million of our common stock through March 31, 2021. In April 2021, our Board authorized a share repurchase program for the repurchase of up to $425 million of our common stock through June 30, 2021, consistent with the limit set by the Federal Reserve. In July 2021, our Board authorized a share repurchase program for the repurchase of up to $3.0 billion of our common stock through the end of 2022.
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third quarter of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the fourth quarter of 2021 and the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
Stock repurchases may be made using various types of transactions, including open-market repurchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock repurchases and the type of transaction will depend on several factors, including investment opportunities, our capital position, our financial performance, market conditions and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.

State Street Corporation | 100

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2021 and 2020, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2021 and 2020, (iii) consolidated statement of condition as of September 30, 2021 and December 31, 2020, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2021 and 2020, (v) consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020, and (vi) notes to consolidated financial statements.
State Street Corporation | 101

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 22, 2021	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 22, 2021	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 102