Form 10-K
period 2021-12-31
STATE STREET CORP
filed 2022-02-17
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($82.28) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $28.20 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2022 was 366,067,339.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before May 2, 2022 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2021

State Street Corporation | 2

State Street Corporation | 3

Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, acquisitions (including, without limitation, our planned acquisition of Brown Brothers Harriman's Investor Services business), outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Strategic Risks
•The consummation of our planned acquisition of the BBH Investor Services business is subject to the receipt of regulatory approvals and the satisfaction of other closing conditions, the failure or delay of which may prevent or delay the consummation of the acquisition;
•Even if we successfully consummate our planned acquisition of the BBH Investor Services business, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected;
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Digital or State Street Alpha, and the
State Street Corporation | 4

enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, may involve costs and dependencies and expose us to increased risk;
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
•Our fee revenue represents a significant portion of our consolidated revenue and is subject to decline based on, among other factors, market and currency declines, investment activities of our clients and their business mix;
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
•Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk, geopolitical risk and
State Street Corporation | 5

reputational harm and may not result in expected cost savings;
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
•The impacts of climate change, and regulatory responses to such risks, could adversely affect us; and
•We may incur losses as a result of unforeseen events including terrorist attacks, natural disasters, the emergence of a new pandemic or acts of embezzlement.
PART I
ITEM 1. BUSINESS
GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $43.68 trillion of AUC/A and $4.14 trillion of AUM as of December 31, 2021.
As of December 31, 2021, we had consolidated total assets of $314.62 billion, consolidated total deposits of $255.04 billion, consolidated total shareholders' equity of $27.36 billion and approximately 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Latin America, Europe, the Middle East and Asia.
On the “Investor Relations” section of our corporate website at www.statestreet.com, we make available, free of charge, all reports we electronically file with, or furnish to, the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites (or any other) is not incorporated by reference in this Form 10-K.
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
State Street Corporation | 6

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
Our Investment Servicing line of business, through State Street Institutional Services, State Street Global Markets, State Street Digital and CRD, provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in 2018. The Charles River Investment Management System is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. In 2021, we further expanded our technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets.
In 2021, we established State Street Digital to focus on the development of digital assets and technologies, including crypto, central bank digital currency, blockchain and tokenization, including the evolution of a new integrated business and digital operating model designed to support our clients' digital investment cycle.
We provide some or all of the Investment Servicing integrated products and services to clients in the U.S. and in many other markets, including, among others, Australia, Brazil, Canada, Cayman Islands, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, South Korea and the U.K. As of December 31, 2021, we serviced AUC/A of approximately $32.43 trillion in the Americas, approximately $8.60 trillion in Europe and the Middle East and approximately $2.65 trillion in the Asia-Pacific region1.
Investment Management
Our Investment Management line of business, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including environmental, social and governance (ESG) investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. As of December 31, 2021, State Street Global Advisors had AUM of approximately $4.14 trillion.
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
State Street Corporation | 7

COMPETITION
We operate in a highly competitive environment in all areas of our business globally. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, investment analytics businesses, business service and software companies, technology companies, data providers and information services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
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
We are a G-SIB and are subject to extensive regulation and supervision with respect to our operations and activities. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same limitations, requirements and standards with respect to their operations and activities. Most other financial institutions designated as systemically important have substantially greater financial resources and a broader base of operations than we do and are, consequently, in a better competitive position to manage and bear the costs of this enhanced regulatory requirement. See "Supervision and Regulation" in this Item for more information.
HUMAN RESOURCES
Our employees are a core asset and a key driver of our long-term performance. Our employees drive the company’s value proposition, innovate better ways to serve our clients and act as custodians of our reputation. We seek to empower our employees by providing development and learning opportunities to help each person reach their full potential, by promoting an inclusive and diverse workplace and by improving organizational effectiveness. Our human capital strategy is a meaningful driver of our overall enterprise strategy.
In 2021, the COVID-19 pandemic continued to have a significant impact on how we managed our workforce. We enhanced and expanded flexible work opportunities, embracing a hybrid model of working, while also giving nearly all employees the opportunity to return to the office. We also maintained enhanced employee benefits put in place in 2020, which vary based on location, with specific, pandemic-related offerings including providing support for COVID-19-related medical costs, additional time off, backup childcare options and reimbursement for home office equipment. Due to the net impact of hiring and attrition levels, both of which we monitor closely, our workforce at the end of 2021 was down 2% compared to 2020 at approximately 39,000 employees, 69% of whom are located outside the U.S.
The Board of Directors’ Human Resources Committee oversees our human capital management strategy, and receives regular updates on matters such as recruitment, retention and inclusion and diversity initiatives. Our management-level Enterprise Talent Management Committee, which consists of senior executive leaders, provides leadership, input and advice on our global talent-related initiatives to support achievement of our strategic priority to continually seek to become a higher-performing organization and a destination for talent.
Workforce Engagement and Culture
Our culture and values help to define us as a company. Employees are expected to focus on the following culture traits as they carry out their work:
•Choose to Own It;
•Break Through Silos;
•Deliver Results with Integrity and Speed;
•Do Better Every Day; and
•Care for Our Colleagues, Clients and Community.
We aim to promote strong levels of employee commitment and connection to the company by highlighting our shared culture traits and the behaviors that drive our business strategy, such as our annual Risk Excellence Awards, which recognize and reward employees who demonstrate exemplary risk management performance. We believe that an inclusive and diverse culture where employees feel valued and engaged will make State Street a more desirable place to work, help us to attract key talent and retain employees as they grow in their careers and foster an environment that enhances each individual’s productivity and professional satisfaction.
State Street Corporation | 8

We use our compensation program to incentivize our executives to role-model these shared culture traits. In determining executive compensation, we first measure enterprise-level performance, including leadership- and diversity-related performance. We then evaluate executives’ performance against individual objectives derived from our corporate goals, including their performance advancing and role-modeling the critical leadership behaviors and culture traits that drive our business strategy.
The integrity and ethical decision-making of our employees is also paramount for our culture. We encourage employees to speak up if they see behavior that is inconsistent with our Standard of Conduct, culture or values, and we regularly communicate the multiple channels provided for them to do so, including our Speak Up Line, Conduct Risk Management team and other avenues. We want our employees to know their opinions are valued, to feel comfortable asking questions and raising concerns, to feel truly appreciated for acting responsibly by voicing concerns, and to have no fear of retaliation. Our approach is to promote ethical conduct by treating minor policy breaches as learning opportunities, and major policy breaches and misconduct promptly, professionally and seriously.
Attracting and Retaining Top Talent
Attracting and retaining top talent is critical to our business strategy, especially in particularly competitive labor markets, such as the environment in 2021. As such, we carefully monitor our hiring, promotion and turnover rates and implement programs to help retain our best employees. For example, we saw an opportunity to correct an imbalance in the competitiveness of our compensation program by accelerating expenses associated with certain deferred cash incentive awards in the fourth quarter of 2021. This change will allow us to realign the mix of immediate versus deferred cash in our incentive compensation awards in future periods, which will make our pay practices more competitive and enable us to better attract talent in an increasingly tight talent market. Our mix of deferred equity remains unchanged. We also continue to see success redeploying employees via the internal talent marketplace that we launched during 2020. The talent marketplace is an innovative way for our employees to access new roles, skills and opportunities, and for managers to recruit internal talent. By broadening every employee’s access to roles and by showing managers the full breadth of talent at State Street, our goal is to provide better pathways to long-term career success at State Street for all employees.
We regularly monitor our compensation program to maintain competitiveness. Our overall aim with respect to compensation is to reward and motivate high-performing employees and to provide competitive incentive opportunities, encouraging employees to learn and grow in their careers. Compensation typically comprises fixed compensation, which reflects individual skills and abilities relative to role requirements, and variable compensation, which is designed to link total compensation opportunities to organizational, business line, risk management and individual performance. Our compensation program is intended to drive our business strategy by differentiating pay based on performance against annual objectives.
Professional development and employee learning are also key elements of our talent retention strategy. We seek to align our learning and development programs with our corporate strategy by offering skills enhancement addressing the rapidly changing, technology-centric demands of the financial services industry. We also provide professional development opportunities and new roles for key talent, which we believe helps to deepen our employees’ skillsets and provides them with a broader perspective on the company.
Inclusion, Diversity and Equity
Inclusion, diversity and equity have long been a focus for our company and we are working to accelerate progress via our “10 Actions Against Racism and Inequality,” which we announced in July 2020. These concrete actions, including specific goals to increase diverse representation among our senior leaders and our Board and increasing our spend with diverse suppliers, are intended to address racial and social injustice and inequity by improving inclusion and diversity within our own company and advocating for the same in our industry and communities. We believe that our strength comes from our diversity, including with respect to race, gender, LGBTQ+ identity, disability, and veteran status, and that attracting and hiring the best person for the job is core to our ability to be an essential partner to our clients. We track our progress against the objectives outlined in the “10 Actions” and publicly share our progress on our website to help hold ourselves accountable.
At the end of 2021, our global workforce was 55% male and 45% female, and women represented 32% of our leadership (defined as senior vice president level and above). In the U.S., 34% of our workforce self-identified as employees of color. We also publish our EEO-1 demographic data on our website.
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
State Street Corporation | 9

We believe that improving the productivity of our workforce will yield more engaged and higher performing employees and optimize our ability to service our clients, grow revenues and improve operating margin performance.
Community Engagement
We are proud of our impact on communities around the world through employee volunteering and the financial support that the State Street Foundation provides to non-profit organizations. We also manage a charitable board matching program, providing training and support for State Street employees to serve as members of boards of directors of charitable organizations, and a matching gifts program, recognizing the contributions of employees by monetizing volunteer time, matching donations and supporting employee fundraising efforts. Our skills-based volunteer program gives employees the opportunity to strengthen their communities while also developing their professional skills in alignment with our overall human capital management strategy. We recognize that being a good corporate citizen drives employee engagement, enhances our reputation with clients and potential employees, improves brand recognition and builds public trust.
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
In response to the 2008 financial crisis, as well as other factors, such as technological and market changes, both the scope of the laws and regulations and the intensity of the supervision to which our business is subject has increased. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. Subsequently, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was enacted. The EGRRCPA’s revisions to the U.S. financial regulatory framework have altered certain laws and regulations applicable to us and other major financial services firms. Under the current administration, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in increased prudential and conduct oversight, more extensive regulatory requirements, changing interpretations of existing rules and guidelines, and potentially more stringent enforcement and more severe penalties. Irrespective of any regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
In addition, increased regulatory requirements and initiatives have been and are being implemented internationally with respect to financial institutions,
State Street Corporation | 10

including the implementation of the Basel III rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” in our Management's Discussion and Analysis in this Form 10-K for a discussion of Basel III), the European Commission’s Investment Firm Review and Central Securities Depositories Regulation, as well as proposals for amending the Alternative Investment Fund Managers Directive and under the Capital Markets Union Action Plan.
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
Risk Weighted Assets
The Basel III rule provides two frameworks for the calculation of RWA for purposes of bank regulatory compliance: the “standardized” approach and the “advanced” approaches, which are applicable to advanced approaches banking organizations, like us.
The standardized approach prescribes standardized risk weights for certain on- and off-balance sheet exposures in the calculation of RWA. The advanced approaches consist of the Advanced
Internal Ratings-Based Approach (AIRB) used for the calculation of RWA related to credit risk and the Advanced Measurement Approach (AMA) used for the calculation of RWA related to operational risk.
In November 2019, the Federal Reserve and the other U.S. federal banking agencies (U.S. Agencies) issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a methodology for calculating the exposure amount for derivative contracts. Under the final rule, beginning on January 1, 2022, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. Beginning on January 1, 2022, we are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation.
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
CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus plus retained earnings and the cumulative effect of foreign currency translation plus net unrealized gains (losses) on debt and equity securities classified as AFS, less treasury stock and less goodwill and other intangible assets, net of related deferred tax liabilities. Tier 1 capital is composed of CET1 capital plus additional Tier 1 capital instruments which, for us, includes four series of preferred equity outstanding as of December 31, 2021. Tier 2 capital includes certain eligible subordinated long-term debt instruments. Total regulatory capital consists of Tier 1 capital and Tier 2 capital.
State Street Corporation | 11

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
G-SIB Surcharge
The eight U.S. bank holding companies deemed to be G-SIBs, including us, are required to calculate the G-SIB surcharge annually according to two methods, and be bound by the higher of the two:
•Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability; or
•Method 2: Alters the calculation from Method 1 by factoring in a short-term wholesale funding score in place of substitutability and applying a fixed coefficient to each of the five components.
Method 2 is the binding methodology for us as of December 31, 2021, and our applicable surcharge for 2022 was calculated to be 1.0% based on a calculation date as of December 31, 2019. Based on a calculation date as of December 31, 2020, our G-SIB surcharge could have been 1.5%, which under the generally applicable provisions of the capital rules, absent regulatory relief, would go into effect on January 1, 2023. However, in May 2021, the Federal Reserve granted our request for relief relating to the effects of the Money Market Mutual Fund Liquidity Facility (MMLF) program on the calculation of our G-SIB surcharge. As a result of this relief, our G-SIB surcharge for 2023 will remain 1.0%. As noted above, our G-SIB surcharge must be calculated annually, and year-over-year changes in our Method 1 or Method 2 G-SIB scores may therefore result in changes to our G-SIB surcharge. If our Method 1 or Method 2 score changes year-over-year such that we would become subject to a higher surcharge, the higher surcharge would not become effective for two years from the "as of" date (e.g., a higher surcharge calculated as of December 31, 2022 would not become effective until January 1, 2025). If, however, our Method 1 or Method 2 score changes year-over-year such that we would become subject to a lower surcharge, we would be subject to the lower surcharge beginning one full year from the "as of" date (e.g., a lower surcharge calculated as of December 31, 2022 would become effective January 1, 2024).
Stress Capital Buffer
On March 4, 2020, the U.S. Agencies issued the SCB final rule that replaces, under the standardized approach, the fixed capital conservation buffer (2.5%) with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the supervisory stress testing planning horizon. Based on our results from the 2021 supervisory stress test, our SCB for the period of October 1, 2021 through September 2022 is set at the minimum of 2.5% of RWA. For additional information about the SCB final rule, refer to “Capital Planning, Stress Tests and Dividends” in this "Supervision and Regulation" section.
Under the SCB final rule, a banking organization would be able to make capital distributions and discretionary bonus payments without specified quantitative limitations (although subject to other potential regulatory constraints, such as supervisory limitations), as long as it maintains its required SCB plus the applicable G-SIB surcharge (plus any potentially applicable countercyclical capital buffer) over the minimum required risk-based capital ratios and as long as it satisfies all leverage based capital requirements and buffers. From time to time, under certain economic conditions, banking regulators may establish a minimum countercyclical capital buffer up to a maximum of 2.5% of total RWA. The countercyclical capital buffer was initially set by banking regulators at zero, and has not been increased since its inception.
Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2022, including a capital conservation buffer and an SCB of 2.5% for advanced and standardized approaches, respectively, and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for Tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.
State Street Corporation | 12

Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a supplementary leverage ratio. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The Tier 1 leverage ratio differs from the SLR primarily in that the denominator of the Tier 1 leverage ratio is a quarterly average of on-balance sheet assets, while the SLR includes both on-balance sheet and certain off-balance sheet exposures. We must maintain a minimum Tier 1 leverage ratio of 4%.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain an additional 2% SLR buffer in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
In November 2019, pursuant to the EGRRCPA, the U.S. Agencies adopted a final rule that excludes central bank deposits from a custodial banking organization’s total leverage exposure for purpose of calculating the SLR and which is not applicable to total leverage exposure under the calculation of Tier 1 leverage. This exclusion is equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. For the quarter ended December 31, 2021, we excluded $84.1 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. The TLAC and LTD that State Street is required to hold under SLR-based requirements reflect the exclusion of certain central bank balances as a consequence of the rule.
The SA-CCR final rule adopted in November 2019, which went into effect for us on January 1, 2022, also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.
In 2018, the Federal Reserve proposed modifications to the SLR that would replace the current 2% SLR buffer applicable to us with an SLR buffer equal to 50% of our applicable G-SIB capital surcharge. The Federal Reserve has not finalized these proposed modifications.
Selected Recent Regulatory Developments Summary

Final Rule Issued	Final Rule Effective Date	Description
August 2020	January 1, 2021
In March 2020, the U.S. Agencies issued an interim final rule (followed by a final rule in August 2020) that revised the definition of eligible retained income for all U.S. banking organizations, including us. The revised definition of eligible retained income makes any automatic limitations on capital distributions that could apply to us under the federal banking agencies’ capital or TLAC rules take effect on a more gradual basis in the event that our capital, leverage or TLAC ratios were to decline below regulatory requirements, including regulatory capital, leverage or TLAC buffers, as applicable.

October 2020	April 1, 2021	The U.S. Agencies issued a final rule that requires us and State Street Bank to make deductions from regulatory capital for investments in certain unsecured debt instruments issued by bank holding companies and U.S. intermediate holding companies of foreign banks that are subject to the Federal Reserve’s TLAC and LTD requirements, as well as foreign G-SIBs.
October 2020	July 1, 2021
In October 2020, the U.S. Agencies issued a final rule implementing the Basel Committee on Banking Supervision's (BCBS) NSFR in the United States, which applies to us and State Street Bank. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics.

November 2019	January 1, 2022
The U.S. Agencies issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a methodology for calculating the exposure amount for derivative contracts under the U.S. regulatory capital rules. Under the final rule, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. We are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Due to the nature of our trading activities, the final rule is likely to have a greater proportional impact on our RWA than on some of our G-SIB peers. In addition, under the final rule we are required to use a simplified formula to determine the RWA amount of our central counterparty default fund contributions. The final rule also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.

State Street Corporation | 13

As a G-SIB, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel, technology and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. Regulatory compliance requirements are anticipated to remain at least at the elevated levels we have experienced over the past several years.
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
Total Loss-Absorbing Capacity
The Federal Reserve has rules on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us. The requirements are intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards. The TLAC rule imposes: (1) external TLAC requirements (i.e., combined eligible Tier 1 regulatory capital and LTD); (2) separate external LTD requirements; and (3) clean holding company requirements that impose restrictions on certain types of liabilities and limit non-TLAC related third party liabilities to 5% of external TLAC.
Among other things, the TLAC rule requires us to comply with minimum requirements for external TLAC and external LTD. Specifically, as of January 2022, we must hold
(1) combined eligible Tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable counter-cyclical buffer, which is currently 0%) and 9.5% of total leverage exposure (7.5% minimum plus the enhanced SLR buffer of 2.0%), as defined by the SLR rule; and
(2) qualifying external LTD equal to the greater of 7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under Method 2 of 1.0%) and 4.5% of total leverage exposure, as defined by the SLR rule.
Additionally, effective April 1, 2021, certain large banking organizations, such as us and State Street Bank, are required to make deductions from regulatory capital for investments in certain unsecured debt instruments issued by bank holding companies and U.S. intermediate holding companies of foreign banks that are subject to the Federal Reserve’s TLAC and LTD requirements, as well as foreign G-SIBs.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III framework introduced two quantitative liquidity standards: the LCR and the NSFR.
We are subject to the rule issued by the U.S. Agencies implementing the BCBS's LCR in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
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
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other types of investments, resulting in a negative impact on our NII and our NIM. In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time. Deposits resulting from certain services provided (“operational deposits”) are treated as more resilient during periods of stress than other deposits. As a result, if balances of operational deposits increased relative to our total client deposit base, we would expect to require less HQLA in order to maintain our LCR. Conversely, if balances of
State Street Corporation | 14

operational deposits decreased relative to our total client deposit base, we would expect to require more HQLA. On May 5, 2020, the U.S. banking agencies issued a rule that modifies the LCR rule to neutralize the impact on LCR of the advances made by the MMLF (and Paycheck Protection Liquidity Facility program) and the exposures securing such advances.
In October 2020, the U.S. Agencies issued a final rule implementing the BCBS’s NSFR in the United States. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. The final rule became effective as of July 1, 2021. The final rule requires us to publicly disclose our quarterly NSFR on a semiannual basis beginning in 2023.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual stress testing and capital planning framework. The Federal Reserve conducts its own stress tests of our business operations using supervisory models, referred to as supervisory stress tests, the results of which it uses to calibrate our annual SCB, subject to a minimum of 2.5%. In addition, under the Federal Reserve’s capital plan rule, we must conduct periodic stress testing of our business operations and submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve. The Federal Reserve conducts a qualitative assessment of our capital plan as part of the annual supervisory process known as CCAR, to evaluate the strength of our capital planning practices, including our ability to identify, measure, and determine the appropriate amount of capital for our risks, and controls and governance supporting capital planning.
The Federal Reserve's final rule to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements applies to certain bank holding companies, including us. The final rule introduced an SCB and related changes to the capital planning and stress testing processes. The standardized approach SCB equals the greater of (i) 2.5%; and (ii) the maximum decline in our CET1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the ratio of (a) the sum of the dollar amount of our planned common stock dividends for the fourth through seventh quarters of the supervisory stress test projection period to (b) our projected RWA for the quarter in which our projected CET1 capital ratio reaches its minimum in the supervisory stress test. Risked-based regulatory capital requirements under the standardized approach include the SCB, as summarized above, as well as our G-SIB capital surcharge and any applicable countercyclical capital buffer.
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
Our SCB requirement was 2.5% for the period from October 1, 2020 through September 30, 2021. On June 24, 2021, we were notified by the Federal Reserve of the results from the 2021 supervisory stress test, including our preliminary SCB of 2.5%. Our SCB calculated under the 2021 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which went into effect starting October 1, 2021 and which will be effective through September 30, 2022.
Although the final SCB rule changed the effects of the CCAR and supervisory stress test processes so that the SCB, rather than CCAR, is the source of our stress-based capital requirements, we continue to be subject to CCAR's capital plan requirements and the supervisory assessment of our capital planning activities. Under the capital planning requirements, our annual capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any capital qualifying instruments, any capital distributions, such as payments of dividends on, or repurchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III rule, and serve as a source of strength to State Street Bank under supervisory stress scenarios. Changes in our strategy, merger or acquisition activity
State Street Corporation | 15

or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as repurchases of our stock, and may require resubmission of the capital plan to the Federal Reserve if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
In addition to its stress testing and capital planning requirements, the Federal Reserve has the authority to prohibit or to limit the payment of dividends, the repurchase of common stock, or other capital actions that reduce capital by the banking organizations it supervises, including the Parent Company and State Street Bank, if, in the Federal Reserve’s opinion, the capital action would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect our ability to pay dividends and repurchase our stock or require us to provide capital assistance to State Street Bank and any other banking subsidiary. Our common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by our Board of Directors at the relevant times.
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
In connection with our planned acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our planned acquisition of the BBH Investor Services business.
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
The Volcker Rule regulations require banking entities to establish extensive programs designed to promote compliance with the restrictions of the Volcker Rule. We have established a compliance program that we believe complies with the Volcker Rule regulations as currently in effect. Our compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which State Street Global Advisors acts as an advisor and certain types of trustee relationships. Consequently, Volcker Rule compliance entails both
State Street Corporation | 16

the cost of a compliance program and loss of certain revenue and future opportunities.
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
Under the Federal Reserve's enhanced prudential standards regulation under the Dodd-Frank Act, as amended by the EGRRCPA, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and the NSFR. The regulations also establish requirements and responsibilities for our risk committee and mandate risk management standards.
In 2018, the Federal Reserve finalized rules that established SCCL for large banking organizations. U.S. G-SIBs, including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs and non-bank SIFIs supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. The final SCCL rules became effective for us on January 1, 2020.
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
Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (the Agencies). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key infrastructure provider within the financial system, while minimizing risk to the financial system.
The final rule requires a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our updated 2021 targeted 165(d) resolution plan by July 1, 2021. The targeted resolution plan included the core elements of resolution planning and some specific firm level information about the impact of the COVID-19 pandemic on resolution planning. In addition, actions taken to remediate the 2019 shortcoming related to the implementation of governance mechanisms were included in the plan. Our next full resolution plan is due July 1, 2023.
In the event of material financial distress, our preferred resolution strategy is the Single Point of Entry (SPOE) Strategy. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the
State Street Corporation | 17

Parent Company, SSIF (a direct subsidiary of the Parent Company), our Beneficiary Entities (as defined below) and certain of our other entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our other subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and will continue to contribute such assets, to the extent available, on an ongoing basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event", which is defined as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
In accordance with our policies, we are required to monitor, on an ongoing basis, the capital and liquidity needs of State Street Bank and our other Beneficiary Entities. To support this process, we have established a trigger framework that identifies key actions that would need to be taken or decisions that would need to be made if certain events tied to our financial condition occur. The trigger thresholds are set at levels intended to provide for the availability of sufficient capital and liquidity to enable an orderly resolution without extraordinary government support that results in us emerging from resolution as a stabilized institution with market confidence restored.
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
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan before July 1, 2018. In November 2018, the FDIC had announced that until the FDIC completed revisions to its IDI plan requirements, no IDI plans would be required to be filed. On June 25, 2021, the FDIC issued a policy statement on resolution plans for IDIs that allows for content streamlining and adjusts the frequency of submissions to a three-year cycle. State Street Bank’s next IDI plan submission deadline will be December 1, 2023.
Additionally, we are required to submit a recovery plan to the Federal Reserve. This plan includes detailed governance triggers and contingency actions that can be implemented in a
State Street Corporation | 18

timely manner in the event of extreme financial distress in those entities. We also have recovery planning requirements in certain international jurisdictions where we operate.
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Parent Company, and certain covered subsidiaries, can be subjected to the orderly liquidation authority, which went into effect in 2010. For the FDIC to be appointed as our receiver, two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board must recommend appointment, and the U.S. Treasury Secretary, in consultation with the U.S. President, must then make certain extraordinary financial distress and systemic risk determinations. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
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
State Street Bank has registered provisionally with the CFTC as a swap dealer. As a provisionally registered swap dealer, State Street Bank is subject to significant regulatory obligations regarding its swap activity and the supervision, examination and enforcement powers of the CFTC and other regulators. The CFTC has granted State Street Bank a limited-purpose swap dealer designation. Under this limited-purpose designation, interest rate swap activity conducted by State Street Bank’s Global Treasury group is not subject to certain of the swap regulatory requirements otherwise applicable to swaps entered into by a registered swap dealer, subject to a number of conditions. For all other swap transactions, our swap activities remain subject to all applicable swap dealer regulations.
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
State Street Corporation | 19

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
Similar to our Parent Company, State Street Bank is subject to the Tier 1 leverage ratio and the supplementary leverage ratio. However, as State Street Bank is the insured depository institution subsidiary of one of the eight U.S. G-SIBs, it is required to maintain a minimum Tier 1 leverage ratio of 5% and a minimum SLR of 6% to be considered well capitalized.
Furthermore, for the purposes of calculating the SLR, State Street Bank is similarly subject to a final rule adopted by the U.S. Agencies that excludes central bank deposits from a custodial banking organization’s total leverage exposure. For the quarter ended December 31, 2021, State Street Bank excluded $84.1 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion.
Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%.
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
Other Subsidiaries
Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries, and other subsidiaries involved in our investment servicing business, are subject to regulation by the financial regulatory authorities of the jurisdictions in which they operate. Our subsidiaries involved in our investment management and securities and markets businesses are regulated by governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies in U.S. federal and state and non-U.S. jurisdictions, especially in those jurisdictions in which we maintain an office.
Many aspects of our investment management activities are subject to U.S. federal and state, as well as non-U.S., laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to the Employee Retirement Income Security Act (ERISA), and is regulated by the U.S. DOL.
State Street Corporation | 20

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
State Street Corporation | 21

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
Separately, the Federal Reserve, FDIC and OCC finalized a rule in November 2021 requiring banking organizations to notify their primary federal regulators within 36 hours after identifying a “computer-security incident” that has materially affected, or is reasonably likely to materially affect, the viability of their operations, their ability to deliver banking products and services or the stability of the financial sector. The final rule will become effective April 1, 2022.
Further discussion of cybersecurity risk management is provided in "Information Technology
Risk Management" included in our Management's Discussion and Analysis in this Form 10-K.
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
STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following information included under Items 7 and 8 in this Form 10-K, is incorporated by reference herein:
"Overview of Financial Results” table (Item 7) - presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.
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
“Loans” section included in our Management’s Discussion and Analysis (Item 7) and Note 4, “Loans,” to the consolidated financial statements (Item 8) - disclose our policy for placing loans on non-accrual status and distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis (Item 7) - disclose information regarding our cross-border outstandings and other loan concentrations.
State Street Corporation | 22

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
Strategic Risks
Consummation of our planned acquisition of the BBH Investor Services business is subject to the receipt of regulatory approvals and the satisfaction of other closing conditions, the failure or delay of which may prevent or delay the consummation of the acquisition.
On September 7, 2021, we announced that we had entered into a definitive agreement with BBH to acquire the BBH Investor Services business, including its custody, accounting, fund administration, global markets and technology services for $3.5 billion in cash, subject to customary adjustments. The transaction is subject to the receipt of regulatory approvals and the satisfaction or waiver of other closing conditions. The regulatory review is taking longer than we initially anticipated. We cannot provide any assurance that all necessary regulatory approvals will be obtained, as to the timing of such regulatory approvals, or that the challenging political and regulatory environment will not make such reviews longer and more uncertain, nor can we provide any assurance that all of the other closing conditions will be satisfied or waived. The failure to obtain necessary regulatory approvals or the failure to satisfy some or delay in obtaining, all of the other required conditions could delay the completion of the acquisition for a significant period of time, require it to be modified, or prevent it from occurring.
Even if we successfully consummate our planned acquisition of the BBH Investor Services business, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected.
Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate the BBH Investor Services business into our business and realize anticipated growth opportunities and cost synergies. The integration of the BBH Investor Services business into our business will be a complex, costly and time-consuming process, is subject to delay or change, and our management may face significant challenges in implementing that integration, including, without limitation, challenges related to:
•retaining the business and revenue from the BBH Investor Services business's current clients, many of which have the right to consent to transfer their business to State Street or to transition their business to another provider on short notice;
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
State Street Corporation | 23

We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address or influence changes in the markets more rapidly than we do, may have materially greater resources to invest in infrastructure and product development than we do, or may provide clients with a more attractive or cost-efficient offering of products and services, adversely affecting our business. Our efforts to develop and market new products, particularly in the “Fintech” sector including through State Street Digital and State Street Alpha, may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operational margins and may limit the positive impact of new client demand and growth in AUC/A. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies, information providers, data analytics and processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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
We are subject to variability in our assets under custody and/or administration and assets under management, and in our financial results, due to the significant size of our relationship with many of our institutional clients, and are also subject to significant pricing pressure due to trends in the market for custodial services and the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, or a client’s decision to in-source certain services that we provide, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client's assets can occur for a variety of reasons. For example, as a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. The transition is expected to begin in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2021, the fee revenue associated with the transitioning assets represented approximately 1.9% of our total fee revenue. Our AUM or AUC/A are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the U.S.), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and
State Street Corporation | 24

this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Our strategy of focusing our efforts on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Development and completion of new products and services, including State Street Digital or State Street Alpha, may impose costs on us, involve dependencies on third parties and may expose us to increased operational and model risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as distributed ledger technology (“Blockchain"), and developing potentially industry-changing products, services and standards. For example, in 2018, we acquired CRD, and are leveraging the capabilities acquired to create State Street Alpha by combining with offerings from our Investment Servicing business line. Similarly, in 2021, we established State Street Digital to focus on the development of digital assets and technologies. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Digital and State Street Alpha, often also involve dependencies on third parties to, among other things, access innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures, including rapid technological change in the industry, our ability to access technical, data and other information from our clients, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, sharing of benefits in those relationships, conflicts with existing business partners and clients, protection of intellectual property, the competition for employees with the necessary expertise and experience and sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client or may not produce anticipated efficiencies, savings or benefits for either the client or us. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including completion of State Street Alpha, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
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
State Street Corporation | 25

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
The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States and internationally, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating and engaging at-home and in-office staff, the impact of market participants on which we rely, actions taken by governmental authorities and other third parties in response to the pandemic and the impact of equity market valuations and extended sales and implementation cycles for some clients on our service and management fee revenue.
While global economic pressures related to the COVID-19 pandemic have moderated, the pandemic continues to create economic uncertainty which may lead to negative future impacts to the global economy, cause fluctuations in equity market valuations, decrease liquidity in fixed income markets, or create volatility and disruption in financial markets. Any such impacts may lead to renewed outsized demands on our transaction processing capabilities in our asset servicing business and volatility in our foreign exchange and asset management businesses. New market and economic uncertainty could also increase the risks inherent in our activities as a credit provider to investment pools and other institutional investors and cause us to increase our provision for credit losses. In addition, our and other market participants’ reliance upon work from home capabilities in light of the pandemic, and the potential inability to maintain critical staff in our operational facilities, including facilities in the United States, the United Kingdom, Germany, China, India and Poland, present risks associated with our and local infrastructure, increasingly restrictive local regulations, illness, quarantine, the sustainability of a work from home environment and increased risk of cybersecurity attacks. Any material or extended disruption of our ability to deliver services or meet our responsibilities in the settlement of securities or other market activities is likely to result in operating losses, loss of revenue or penalties under our service contracts which may have a material adverse impact on our results of operation and financial condition. New pressures on the global economy are also arising from ongoing disruptions to global supply chains and material shifts in employment trends and may drive negative impacts on our business. In particular, trends related to staff retention have created heightened concerns around talent management. Our success depends, in large part, on our ability to attract and retain key people. The unintended loss of services of key personnel and other staff could have a material adverse impact on our business because of loss of skills, knowledge of our markets, operations and clients, years of industry experience, sufficient talent to meet client demand and growth and the difficulty of replacing talent in the current market conditions. In addition, as we have moved business into emerging markets (e.g., China, India, and Poland), increased turnover and salary competition in these locations may lead to heightened risk and costs.
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
State Street Corporation | 26

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
Through our acquisitions or joint ventures, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, due diligence, indemnification provisions or insurance, these or other risk-mitigating provisions we put in place may not be sufficient to address these liabilities and contingencies and involve credit and execution risks associated with successfully seeking recourse from a third party, such as the seller or an insurance provider. Other major financial services firms have paid significant penalties to resolve government investigations into matters conducted in significant part by acquired entities.
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
In recent years, we have undertaken several acquisitions, including our 2018 acquisition of CRD and our 2016 acquisition of the General Electric Asset Management business. Our planned acquisition of the BBH Investors Services business is pending regulatory review. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share, cause impairment to goodwill and other intangibles or result in reputational harm, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the
State Street Corporation | 27

costs of which can be difficult to estimate, as well as heightened cultural and compliance concerns in integrating an unregulated firm into a bank regulatory environment. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities. Joint ventures involve all of these risks, as well as risks associated with shared control and decision-making (even in majority-owned situations), minority rights and exit rights, which can delay, challenge or foreclose execution on material opportunities or initiatives, create regulatory risks and limit divestment opportunities.
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
Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the personnel we need to support our business.
Our success depends, in large part, on our ability to attract and retain qualified personnel. Competition for labor in most activities in which we engage can be intense, including for both individuals identified as key talent and for other personnel. We may not be able to hire people or retain them, particularly in light of challenges associated with compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that are not applicable to other financial services firms in all jurisdictions or to technology or other firms with which we compete for personnel, generally. This can be particularly constraining when competing for skill sets which are in high demand, such as technology and information security. The unexpected loss of services of personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business and operations because of the loss of skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. These adverse impacts may be exacerbated by increased costs and expenses driven by the current competitive labor market particularly with regard to the ability to meet compensation expectations, elevated inflationary pressures and increased costs associated with attracting, retaining and engaging personnel. In addition, the loss of personnel, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management or servicing mandates to provide other services to them or to maintain a culture of innovation and proficiency.
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
State Street Corporation | 28

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
Economic conditions across the world face continued uncertainty due to among other things, COVID-19 pandemic fluctuations, global supply chain challenges, employment pressures in services sectors, increased geopolitical risk in Ukraine, and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly as many global central banks begin to withdraw stimulus measures deployed during the peak of the COVID-19 pandemic or implement differing monetary policy. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, including Europe and Asia.
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
Our investment securities portfolio represented approximately 37% of our total assets as of December 31, 2021. The gross interest income associated with our investment portfolio represented approximately 10% of our total gross revenue for the year ended December 31, 2021 and has represented as much as 31% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), credit ratings, our access to liquidity, foreign exchange markets and mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. The low interest rate environment that has persisted since the financial crisis began in mid-2007 limits our ability to achieve a NIM consistent with our prior historical averages. Despite market expectations for higher interest rates, risks remain for further volatility. Managing reinvestment for both higher and lower rate outcomes will continue to be a challenge. To the extent the Federal Reserve engages in quantitative tightening activities, the market effects and the associated challenges in managing our investment portfolio, consolidated financial condition and consolidated results of operations, including our capital ratios and share repurchase program, may differ from or be exacerbated by the effects of changes in interest rates and also may be volatile and difficult to predict, presenting even further challenges. In addition, certain regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and
State Street Corporation | 29

Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan portfolio represents a smaller proportion (approximately 10% of our total assets as of December 31, 2021), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of AFS investment securities, such as those which represent a majority of our investment portfolio, are included in Tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than expected credit losses) are not similarly included in the determination of Tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our Tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
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
State Street Corporation | 30

yields than other investable assets. See also, “Our business activities expose us to interest rate risk” in this section.
Our business activities expose us to interest rate risk.
In our business activities, we assume interest rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our NII and NIM are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve and ECB, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and the resulting level of our NII and NIM. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our NII. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations. The impact of interest rates on our investment portfolio and consolidated financial results, including accumulated other comprehensive income, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases. For additional information about the effects on interest rates on our business, refer to the Market Risk Management section, "Asset-and-Liability Management Activities" in our Management's Discussion and Analysis in this Form 10-K.
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
In the normal course of our business, we assume concentrated credit risk at the individual obligor, counterparty or group level. Such concentrations may be material. Our material counterparty exposures change daily, and the counterparties or groups of related counterparties to which our risk exposure is concentrated are also variable during any reported period; our largest exposures tend to be to other financial institutions.
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
State Street Corporation | 31

Additional areas where we experience exposure to credit risk include:
•Short-term credit: The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as a custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. We also provide committed lines of credit to support such activity. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.
•Industry and country risks: In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at an industry or country level. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other characteristics. These unrelated counterparties may concurrently experience adverse effects to their performance, liquidity or reputation due to events or other factors affecting such investment strategies. Though potentially not material individually (relative to any one such counterparty), our credit exposures to such a group of counterparties could expose us to a single market or political event or a correlated set of events that, in the aggregate, could have a material adverse impact on our business.
•Subcustodian risks: Our use of unaffiliated subcustodians exposes us to credit risk, in addition to other risks, such as operational risk, dependencies on credit extensions and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which may be material. Our operating model exposes us to risk of unaffiliated sub-custodians to a degree greater than some of our competitors who have banking operations in more jurisdictions than we do. Our sub-custodians operate in all jurisdictions in which our clients invest, including emerging and other underdeveloped markets that entail heightened risks. These risks are amplified due to evolving regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return clients’ assets, including, in some regulatory regimes, such as the E.U.'s UCITS V directive, requirements that we be responsible for resulting losses suffered by our clients. We may agree to similar or more stringent standards with clients that are not subject to such regulations. Our subcustodians are also large, global financial institutions with whom we have other credit exposures. This credit exposure to these financial institutions or subcustodians may limit the financial relationship we may have with these counterparties.
•Settlement risks: We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients' collateral at the time.
•Securities lending and repurchase agreement indemnification: On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as riskless principal, and in connection with
State Street Corporation | 32

those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.
•Repurchase and resale transactions: We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions when specific netting criteria are met. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. Although we obtain a security interest from our sponsored clients in the collateral that they receive, we are exposed to the associated risks, including insufficiency of the value of collateral.
•Stable value arrangements: We enter into stable value wrap derivative contracts with unaffiliated stable value funds that allow a stable value fund to provide book value coverage to its participants. During the 2008 financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss.
•Private equity subscription finance credit facilities: We provide credit facilities to private equity funds. The portfolio consists of capital call lines of credit, the repayment of which is dependent on the receipt of capital calls from the underlying limited partner investors in the funds managed by these firms.
•U.S. municipal obligations remarketing credit facilities: We provide credit facilities in connection with the remarketing of U.S. municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and contingent liquidity risk.
•Leveraged loans: we invest in leveraged loans, both in the U.S. and in Europe. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. We rate these loans as "speculative" under our internal risk-rating framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. As this portfolio becomes more seasoned, our allowance for credit losses related to these loans may increase through additional provisions for credit losses.
•Commercial real estate: We finance commercial and multi-family properties, which serve as collateral for our loans. Although collateralized, these loans may become under-secured if the value of the collateral was over-estimated or changes. Loan
State Street Corporation | 33

payments are dependent on the successful operation and management of the underlying collateral property to generate sufficient cash flow to repay the loan in a timely fashion. A material decline in real estate markets or economic conditions could negatively impact value or property performance, which could adversely impact timely loan repayment, which may result in increased provision for credit losses on loans, and actual losses, either of which would have an adverse impact on our net income.
•Unavailability of netting: We are generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized. In some cases, for example in our securities finance and foreign exchange activities, we are able to enter into netting agreements that allow us to net offsetting exposures and payment obligations against one another. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially adverse impact on our regulatory ratios, including LCR, and present increased credit, liquidity, asset-and-liability management and operational risks, some of which could be material.
Under currently prevailing regulatory restrictions on credit exposure, we are required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers. These credit exposure restrictions have and may further adversely affect certain of our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk, may reduce or foreclose our ability to enter into advantageous transactions or ventures with particular counterparties and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly sensitive to them including our currency trading business and our securities finance business. For a discussion of regulatory requirements applicable to our counterparty exposures, see “Item 1. Business-Supervision and Regulation - Enhanced Prudential Standards".
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2021, total fee revenue represented approximately 83% of our total revenue. Fee revenue generated by our Investment Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance and software and processing fee revenue. The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to AUC/A) and the volume of our clients' portfolio transactions, and the types of products and services used by our clients. Our fee revenue would be negatively affected, potentially materially, by a decline in the market value of client portfolios resulting from a broad market correction, especially in equity markets.
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
State Street Corporation | 34

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
The Parent Company is a non-operating holding company and generally maintains only limited cash and other liquid resources at any time primarily to meet anticipated near-term obligations. To effectively manage our liquidity we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external factors, such as regulatory requirements and standards, including resolution planning and restrictions on dividend distributions, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases or pay interest on debt securities or require us to seek external and potentially more costly capital and impact our liquidity position.
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
State Street Corporation | 35

We may need to raise additional capital or debt in the future, which may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital or debt in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. For example, in March 2021 and November 2021, we issued additional long-term debt in order to maintain levels to satisfy internal and regulatory requirements, and in September 2021, we issued common stock to finance our acquisition of the BBH Investor Services business.
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
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, due to the effects of market or regulatory developments, announced or rumored business developments, consolidated results of operations, a decline in our stock price or a downgrade to our credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us, our clients may reduce or place limits on the level of service we provide to them or seek to transfer the business, in whole or in part, to other service providers or our prospective clients may select other service providers. Any, or all of these may have adverse effects on our business and reputation.
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
State Street Corporation | 36

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
Along with the Basel III rule, banking regulators also introduced additional requirements, such as the SLR, LCR and the NSFR, each of which presents compliance risks.
For example, these regulatory requirements could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend credit through committed facilities, loans to our clients or our principal securities lending activities as the structure of our balance sheet changes. In addition, further capital and liquidity requirements are being implemented or are under consideration by U.S. and international banking regulators. Any of these rules, or any additional regulatory initiatives introduced under the current administration, could have a material effect on our capital and liquidity planning and related activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of these rules, and of other regulatory initiatives related to capital or liquidity, on us and State Street Bank are subject to further regulatory guidance, action or rule-making.
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
Supervisory Stress Testing and Capital Planning
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan and are subject to supervisory stress testing, all as part of the Federal Reserve's stress testing and capital planning processes. The stress testing and capital planning processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to evaluate our management of capital and the adequacy of our regulatory capital and to determine the SCB that we must maintain above our minimum regulatory capital requirements in order for us to make capital distributions and discretionary bonuses without limitation. The results of the supervisory stress testing process are difficult to predict due, among other things, to the Federal Reserve's use of proprietary stress models that differ from our internal models. The results of the Federal Reserve’s supervisory stress tests may result in an increase in our SCB requirement. The amounts of the planned capital actions in our capital plan in any year, including stock repurchases and dividends, may be substantially reduced from the amounts included in prior capital plans. These reductions may reflect changes in one or more different factors, including our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the supervisory stress testing process, the Federal Reserve’s stress testing instructions and the Federal Reserve’s supervisory expectations for the capital planning process. Any of these potential events could require us, as applicable, to revise our stress-testing or capital-management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve, which could prompt the Federal Reserve to recalculate our SCB requirement. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
Our implementation of capital and liquidity requirements may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect and which may adversely affect our consolidated revenues. In the event that our implementation of capital and liquidity requirements under regulatory initiatives or our current capital structure are determined not to conform with current and future
State Street Corporation | 37

capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to repurchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including our SCB requirement. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
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
Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. For example, potential changes in the regulation of money market funds have the potential to alter the marketplace for and increase the complexity and costs of providing services to, those funds. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both inside and outside of the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital and organizational structure, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common share repurchase actions, the manner in which we market our services, our acquisition activities and our interactions with foreign regulatory agencies and officials.
In particular, we are registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which we and our non-banking subsidiaries may engage to managing or controlling banks and to activities considered to be closely related to banking. As a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act, we and some of our non-
banking subsidiaries may also engage in a broader range of activities considered to be “financial in nature.” Financial holding company status may be denied if we and our banking subsidiaries do not remain well capitalized and well managed or fail to comply with Community Reinvestment Act obligations. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, both chambers of which are under Democratic control, or the presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions to expand our business, or on the U.S.-domestic or global economies or financial markets.
Moreover, the current presidential administration is expected to make certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted at this time.
We expect that our business will remain subject to extensive regulation and supervision. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided under "Supervision and Regulation” in Business in this Form 10-K.
Resolution Planning
We are required to periodically submit a plan for rapid and orderly resolution in the event of material financial distress or failure commonly referred to as a resolution plan or a living will to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. Significant management attention and resources are devoted in an effort to meet regulatory expectations with respect to resolution planning.
State Street Corporation | 38

In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. Our resolution plan, including our implementation of the SPOE Strategy with a secured support agreement, may result in significant risks, including that: (1) the SPOE Strategy and the obligations under the related secured support agreement may result in the recapitalization of and/or provision of liquidity to State Street Bank and our other material entities and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place; (2) as an expected effect of the SPOE Strategy, together with applicable TLAC regulatory requirements, our losses will be imposed on Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of our losses are imposed on the holders of the debt securities of State Street Bank or certain of the Parent Company’s other operating subsidiaries or any of their depositors or creditors and before U.S. taxpayers are put at risk; (3) there can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the secured support agreement; and (4) there can be no assurance that credit rating agencies, in response to our resolution plan or the secured support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Additional information about the SPOE Strategy, including related risks, is provided under "Recovery and Resolution Planning" in Business in this Form 10-K.
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
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is increasing and may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the implementation of the Basel prudential framework and the European Commission’s Investment Firm Review and Central Securities Depositories Regulation, as well as proposals for amending the AIFM Directive and under the Capital Markets Union Action Plan. Recent, proposed or potential regulations in the U.S. and E.U. with respect to short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank
State Street Corporation | 39

finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. Concerns regarding the liquidity and valuation of prime money market funds and similar products, as well as potential related regulation, may adversely impact the cash management products we offer. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies continue to be the subject of legislative and regulatory debate which could significantly impact both our asset management business and the clients that we service.
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
In connection with the resolution of certain proceedings relating to our having charged six clients of our transition management business during 2010 and 2011 amounts in excess of the contractual terms, in January 2017, we entered into a deferred prosecution agreement with the Department of Justice and the United States Attorney for the DOJ under which we agreed to retain an independent compliance and ethics monitor for a term which has now been extended to 2022 (subject to further extension) to, among other things, review and monitor the effectiveness of our compliance controls and business ethics and make related recommendations, and in September 2017, we entered into a settlement agreement with the SEC that also requires us to retain an independent ethics and compliance consultant. In connection with the resolution of certain proceedings relating to our announcement in 2015 that we had incorrectly invoiced clients for certain expenses, in May 2021, we entered into a deferred prosecution agreement with the office of the United States Attorney for the District of Massachusetts under which we agreed to retain an independent compliance monitor for a term of up to two years and comply with other requirements including cooperation with the government. Responding to the monitor's requests entails significant cost and management attention and we are, in general, required to implement remediation plans to address any of the monitor's recommendations. These recommendations may require substantial cost and effort to remediate and, even when consistent with our own control enhancement objectives, may reflect differences in approach, timing and cost than we may independently intend. Under the deferred prosecution agreements we also have a heightened obligation
State Street Corporation | 40

promptly to report issues involving potential or alleged fraudulent activities to the DOJ.
As a result of the enhanced inspections and monitoring activities to which we are subject under these agreements, governmental authorities may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant cost, management attention, and systems development and such efforts may affect our ability to expand our business until such remedial actions are completed. These actions may be in addition to remedial measures required by the Federal Reserve and other financial regulators following examinations as a result of increased prudential expectations regarding our compliance programs, culture and risk management. Our failure to implement enhanced compliance and risk management procedures in a manner and in a time frame deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with such regulatory authority and could lead to restrictions on our activities or other sanctions. Moreover, the identification of new or additional facts and circumstances suggesting inappropriate or non-compliant conduct, whether identified by us, the monitor or a regulatory authority, in the course of an inspection, or independently by us could lead to new governmental proceedings or the re-opening of matters that were previously resolved. The presence of the monitor, as well as governmental programs rewarding whistleblowing, may also increase the instances of current or former employees alleging that certain practices are inconsistent with our legal or regulatory obligations.
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
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the 2008 financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in 2021, we paid a $115 million penalty to the office of the United Sates Attorney for the District of Massachusetts to resolve potential criminal claims arising from the invoicing matter. In addition, in connection with the resolution of the transition management matter, we agreed to pay a fine of £22.9 million (approximately $37.8 million) to the U.K. FCA in 2014 and fines of $32.3 million to each of the DOJ and the SEC in 2017. As a further example, we paid an aggregate of $575 million in 2016 to resolve a series of investigations and governmental and private claims alleging that our indirect foreign exchange rates prior to 2008 were not adequately disclosed or were otherwise improper. These matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
Moreover, U.S. and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of the transition management matter and in May 2021, we entered into a deferred prosecution agreement with the office of the United States
State Street Corporation | 41

Attorney for the District of Massachusetts in connection with the invoicing matter and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending proceedings or future litigation legal proceedings. See the risk factor “We are subject to various legal proceedings relating to the manner in which we have invoiced certain expenses, and the outcome of such proceedings could materially adversely affect our results of operations, or harm our business or reputation.” Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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
State Street Corporation | 42

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
State Street Corporation | 43

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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal and state governments, including Massachusetts, and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
The market transition away from the use of the London Interbank Offered Rate (LIBOR) and other reference rates affected by reference rate reform as interest rate benchmarks may impose additional costs on us and may expose us to increased operational, model and financial risk.
Regulators globally have mandated that banks and other regulated financial institutions stop using the London Interbank Offered Rate (LIBOR - a floating benchmark interest rate for each of five major currencies) for all new financial contracts after December 31, 2021, with certain narrow exceptions. Legacy LIBOR contracts which remain outstanding after December 31, 2021 must be remediated by market participants ahead of applicable deadlines using various mechanisms, including amendment, refinancing, implementation of industry protocols and fallback rate provisions, and if applicable, remedial legislation at the state or national level. Multiple new alternative reference rates and related conventions have been developed for various financial products and national currencies, including for derivatives contracts, loans and cash products.
Our failure or inability to timely plan and implement an effective LIBOR transition program to maintain operational and service continuity and to minimize the economic impact for our clients, ourselves and other stakeholders could negatively impact our business and financial performance. Those dependencies include, without limitation, LIBOR-based securities and loans held in our investment portfolio, LIBOR-based preferred stock and long-term debt issued by us, and LIBOR-based client fee schedules and deposit pricing. Also, to mitigate any potential weaknesses in the underlying models, inadequate assumptions or reliance on poor or inaccurate data, our internal models which support decision making and risk management may require adjustments.
Assets held by our customers in the investment portfolios that we service, or in the investment portfolios that we manage for others, may have LIBOR-based terms. As such, we must enhance our processes and systems to account for new alternative reference rates-based instruments and products as they come to market, the transition of existing LIBOR-based instruments to their fallback language, and uncertainty as to how such instruments should be valued where such fallback language is unclear. These process and system requirements could adversely impact our business, which in some instances is dependent on critical inputs from third parties, who themselves must timely adapt to market changes. Failure to implement the terms of those instruments in a manner consistent with customer expectations could lead to disputes and operational issues.
Failure or perceived failure to adequately manage the LIBOR transition could also affect our ability to attract and retain clients. Uncertainty relative to external developments necessary for the market transition away from LIBOR but outside of our control, such as the passage of remedial legislation, could further increase the costs and risks of the transition for us or our subsidiaries.
State Street Corporation | 44

Operational Risks
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risks could adversely affect our consolidated results of operations.
We have in the past failed and may in the future fail to identify and manage risks related to a variety of aspects of our business, including cybersecurity, information technology risk, operational risk and resiliency, interest rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those controls, procedures, policies and systems are or will be adequate to identify and manage internal and external risks, including risks related to service providers, in our various businesses. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or to us, such as consciously circumventing established control mechanisms to exceed trading or investment management limitations, committing fraud or improperly selling products or services to clients, is particularly challenging to manage through a control framework. In addition, we are subject to increased resiliency risk, requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Persistent or repeated issues with respect to controls, information technology and operational resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
In addition, our businesses and the markets in which we operate are continuously evolving. For example, in 2021, we established State Street Digital to focus on the development of digital assets and technologies. We will need to make additional investments to develop the operational infrastructure and to enhance our compliance and risk management capabilities to support these businesses, which may increase the operating expenses of such businesses. Moreover, we may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cybersecurity developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
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
State Street Corporation | 45

Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We manage expenses by migrating certain business processes and business support functions to lower-cost geographic locations, such as India, Poland and China, and by outsourcing to vendors and joint ventures in various jurisdictions. This effort exposes us to the risk that we may not maintain service quality, control and effective management or business resiliency within these operations during and after transitions. These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of outsourcing providers, joint ventures and other third parties. Our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations, particularly in locations where we have a concentration of our operational activities, such as India, Poland and China. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concerns exist with respect to maintaining a high level of service delivery and business continuity. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, which may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcings may diminish over time or could be offset in the event that the U.S. or other jurisdictions impose tax, trade barrier or other measures which seek to discourage the use of lower cost jurisdictions.
Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs and reputational damage and impacts our ability to conduct our business activities.
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
A cybersecurity incident, or a failure to protect our technology infrastructure, systems and information and our clients and others' information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems has and is expected to increase as the risk of cyber-attacks, which is presently elevated due to the current work-from-home environment, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-incidents or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cybersecurity controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats.
State Street Corporation | 46

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
In particular, we, like other financial services firms, will continue to face increasing cyber-threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, ransomware, hacker attacks, limited availability of services, unauthorized access, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. These and similar types of threats are occurring globally with greater frequency and intensity, and we may not anticipate or implement effective preventative measures against, or identify and detect one or more, such threats, particularly because the techniques used change frequently or may not be recognized until after they are launched. Our status as a G-SIB likely increases the risk that we are targeted by such cybersecurity threats. In addition, some of our service offerings, such as data warehousing, may also increase the risk we are, and the consequences of being, so targeted. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats. We therefore could experience significant related costs and legal and financial exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
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
State Street Corporation | 47

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
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance, as well as a leading provider of the products and services we offer. Adverse publicity, regulatory actions or fines, litigation, operational failures, loss of client opportunities or market share or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past decade we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into with the in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015, and the related deferred prosecution agreement entered into in May 2021, have had similar effects. For additional information about these matters, see the risk factor "Our businesses may be adversely affected by government enforcement and litigation."
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
State Street Corporation | 48

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
The quantitative models we use to manage our business may contain errors that result in inadequate risk assessments, inaccurate valuations or poor business and risk management decisions, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm.
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest rate risk and liquidity risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, investment, hedging, asset-and-liability management and whether to change business strategy. We also use artificial intelligence and machine learning models to automate or enhance certain business processes. Weaknesses in the underlying model, inadequate model assumptions, normal model limitations, inappropriate model use, weaknesses in model implementation or poor data quality, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our MRM practices pose an ongoing risk to us.
We also use quantitative models in our risk measurement and may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make for regulatory purposes may not adequately capture or express the true risk profiles of our businesses. Moreover, as businesses and markets evolve, our measurements may not accurately reflect this evolution. While our risk measures may indicate sufficient capitalization, they may underestimate the level of capital necessary to conduct our businesses.
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
State Street Corporation | 49

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
State Street Corporation | 50

Climate change may increase the frequency and severity of major weather events and could adversely affect our business operations and resiliency, and related impacts to us, our clients, our counterparties and financial market participants could adversely affect our consolidated results of operations and financial condition.
Our businesses and the activities of our clients, our counterparties and financial market participants on which we and they rely could be adversely affected by major weather events, changing climate patterns or other disruptions caused by climate change affecting the regions, countries and locations in which we or they have operations or other interests. Potential events or disruptions of this nature include significant rainfall, flooding, increased frequency or intensity of wildfires, prolonged drought, rising sea levels and rising heat index. These events or disruptions, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities with respect to other weather events, such as hurricanes and other storms. The occurrence of any one or more of these events may negatively affect our or our clients’, our counterparties’ or financial markets participants’ (including providers of financial market infrastructure’s) facilities, operations or personnel or may otherwise disrupt our or their business activities and resiliency capabilities, including our or their provision of products and services or the value of our or their portfolio investments, perhaps materially. These consequences, including a reduction in asset values affecting the levels of our AUC/A or AUM and repricing of credit risk of our counterparties or reflected in our portfolio assets, could materially adversely affect our results of operations or financial condition.
In addition, impacts associated with climate change-related legislative and regulatory initiatives and the transition to a low carbon economy, including meeting new regulatory expectations, retrofitting of assets, purchasing carbon credits or paying carbon taxes, may result in operational changes and additional expenditures that could adversely affect us. Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change, including through the development and marketing of effective and competitive new products and services designed to address our clients’ climate risk-related needs. These risks include negative market perception, diminished sales effectiveness and regulatory and litigation consequences associated with greenwashing claims or driven by association with clients, industries or products that may be inconsistent with our stated positions on climate change issues.
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
State Street Corporation | 51

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
As of December 31, 2021 and 2020, we occupied a total of approximately 6.2 million and 6.5 million square feet of office space and related facilities worldwide, respectively, of which approximately 5.2 million and 5.5 million square feet were leased, respectively. The following table provides information regarding our principal office space and related facilities:

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

(1) We lease other properties in the above regions which consist of 35 locations in Americas, 31 locations in Europe, Middle East and Africa (EMEA) and 35 locations in APAC.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
State Street Corporation | 52

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 17, 2022.

Name	Age	Position
Ronald P. O'Hanley	65	Chairman, President and Chief Executive Officer
Eric W. Aboaf	57	Executive Vice President and Chief Financial Officer
Ian W. Appleyard	57	Executive Vice President, Global Controller and Chief Accounting Officer
Francisco Aristeguieta	56	Executive Vice President and Chief Executive Officer of State Street Institutional Services
Andrew J. Erickson	52	Executive Vice President, Chief Productivity Officer and Head of International
Kathryn M. Horgan	56	Executive Vice President and Chief Human Resources and Citizenship Officer
Bradford Hu	58	Executive Vice President and Chief Risk Officer
Louis D. Maiuri	57	Executive Vice President and Chief Operating Officer
David C. Phelan	64	Executive Vice President, General Counsel and Secretary
Michael L. Richards	63	Executive Vice President and Chief Administrative Officer
Cyrus Taraporevala	55	President and Chief Executive Officer, State Street Global Advisors
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
State Street Corporation | 53

since 2012 has served as an Executive Vice President. Prior to 2011, Ms. Horgan served as the Senior Vice President of Human Resources for State Street Global Advisors. Before joining State Street, Ms. Horgan was the Executive Vice President of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
Mr. Hu joined State Street in November 2021 as Executive Vice President and has served as Executive Vice President and Chief Risk Officer since January 2022. Prior to joining State Street, Mr. Hu was Chief Risk Officer of Citigroup, a global investment banking and financial services corporation, from January 2013 to December 2020, and Chief Risk Officer of Citi Asia-Pacific, from August 2008 to December 2012. Prior to that, Mr. Hu held several senior leadership roles at Morgan Stanley in the Global Equity, Global Capital Markets and Investment Banking divisions.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,196 shareholders of record as of January 31, 2022.
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
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our planned acquisition of the BBH Investor Services business.
In connection with our planned acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022
Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions, our capital position, our financial performance and investment opportunities. Our common stock purchase program does not have specific price targets and may be
State Street Corporation | 54

suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs. The common stock purchase program does not have specific price targets and may be suspended at any time.
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
State Street Corporation | 55

For a discussion of the role of the Federal Reserve and its regulations in connection with the Parent Company’s capital planning and dividend practices, see “Capital Planning, Stress Tests and Dividends” in “Supervision and Regulation” in “Item 1. Business”. Information about dividends declared by our Parent Company and dividends from our subsidiary banks is provided under "Capital" in “Financial Condition” in our Management's Discussion and Analysis, and in Note 15 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Capital Planning, Stress Tests and Dividends” in "Supervision and Regulation" in Business in this Form 10-K and the risk factor “Our business and capital-related activities, including our ability to return capital to shareholders and repurchase our capital stock, may be adversely affected by our implementation of regulatory capital and liquidity standards that we must meet or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” in Risk Factors in this Form 10-K.
Information about our equity compensation plans is in Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and in Note 18 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2016. It also assumes reinvestment of common stock dividends.
The S&P Financial Index is a publicly available, capitalization-weighted index, comprised of 67 of the Standard & Poor’s 500 companies, representing 26 diversified financial services companies, 22 insurance companies and 19 banking companies. The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions. The Peer Group is composed of The Bank of New York Mellon Corporation and Northern Trust Corporation. The Peer Group is expected to replace either or both of the KBW Bank Index or the S&P Financial Index in future periods as we believe it reflects a more useful comparison of our most direct peer group.

	2016	2017	2018	2019	2020	2021
State Street Corporation	$100	$128	$84	$109	$104	$136
S&P 500 Index	100	122	116	153	181	233
S&P Financial Index	100	122	106	140	138	186
KBW Bank Index	100	119	98	133	119	165
Peer group	100	115	101	117	104	142
The table presented below compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index, the KBW Bank Index and a Peer Group over a one-year, three-year and five-year period.

	1 year	3 years	5 years
State Street Corporation	31%	61%	36%
S&P 500 Index	29	100	133
S&P Financial Index	35	75	86
KBW Bank Index	38	69	65
Peer group	38	40	42
State Street Corporation | 56

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2021, we had consolidated total assets of $314.62 billion, consolidated total deposits of $255.04 billion, consolidated total shareholders' equity of $27.36 billion and approximately 39,000 employees. We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Latin America, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided. For the description of our lines of business, refer to "Lines of Business” in Item 1 in this Form 10-K.
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
This Management's Discussion and Analysis contains statements that are considered "forward-looking statements" within the meaning of U.S. securities laws. Forward-looking statements include statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions (including, without limitation, our planned acquisition of Brown Brothers Harriman's Investor Services business), joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the
State Street Corporation | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in "Forward-Looking Statements", "Risk Factors Summary" and "Risk Factors" in this Form 10-K.
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
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Total fee revenue	$10,012	$9,499	$9,147
Net interest income	1,905	2,200	2,566
Total other income	110	4	43
Total revenue	12,027	11,703	11,756
Provision for credit losses(1)	(33)	88	10
Total expenses	8,889	8,716	9,034
Income before income tax expense	3,171	2,899	2,712
Income tax expense	478	479	470
Net income	$2,693	$2,420	$2,242
Adjustments to net income:
Dividends on preferred stock(2)	$(119)	$(162)	$(232)
Earnings allocated to participating securities(3)	(2)	(1)	(1)
Net income available to common shareholders	$2,572	$2,257	$2,009
Earnings per common share:
Basic	$7.30	$6.40	$5.43
Diluted	7.19	6.32	5.38
Average common shares outstanding (in thousands):
Basic	352,565	352,865	369,911
Diluted	357,962	357,106	373,666
Cash dividends declared per common share	$2.18	$2.08	$1.98
Return on average common equity	10.7%	10.0%	9.4%
Pre-tax margin	26.4	24.8	23.1
Return on average assets	0.9	0.9	1.0
Common dividend payout	30.3	32.9	36.8
Average common equity to average total assets	8.0	8.3	9.6

(1) We adopted ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020.
(2) Additional information about our preferred stock dividends is provided in Note 15 to the consolidated financial statements in this Form 10-K.
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
State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2021 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2021 to those for the year ended December 31, 2020, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2020 to those for the year ended December 31, 2019 is included in our Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 19, 2021.
In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2020 period to the relevant 2021 period results.
Financial Results and Highlights
•2021 financial performance:
◦EPS of $7.19 in 2021 increased 14% compared to $6.32 in 2020.
◦Total fee revenue was up 5% in 2021 compared to 2020, including 1% due to currency translation.
◦Servicing and management fee revenues were up 7% and 9%, respectively, in 2021 compared to 2020.
◦In 2021, return on equity of 10.7% increased from 10.0% in 2020, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 26.4% in 2021 increased from 24.8% in 2020, primarily due to an increase in total revenue.
◦Positive operating leverage of 0.8% points in 2021. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
◦Positive fee operating leverage of 3.4% points in 2021. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
•In September 2021, we announced that we had entered into a definitive agreement to acquire the BBH Investor Services business for $3.5 billion in cash. This announced acquisition is subject to regulatory approvals and the satisfaction or waiver of other closing conditions.
◦We expect to finance the planned acquisition of the BBH Investor Services business primarily with the proceeds of $1.9 billion from a common stock offering completed in September 2021, a temporary suspension of repurchases of our common stock and with cash on hand.
•During 2021, our business and financial results continued to reflect effects of the COVID-19 pandemic:
◦Approximately 79% of our employees globally continued to work remotely as of December 31, 2021.
◦We continued to experience high levels of client deposits in 2021 amidst the Federal Reserve's expansionary monetary policy and growth in AUC/A.
Revenue
•Total revenue increased 3% in 2021 compared to 2020. Total fee revenue increased 5% in 2021 compared to 2020, driven by increases across servicing fees, management fees, securities finance and software and processing fees.
•Servicing fee revenue increased 7% in 2021 compared to 2020, primarily due to higher average equity market levels, client activity and flows, and net new business, partially offset by normal pricing headwinds.
•Management fee revenue increased 9% in 2021 compared to 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by a previously reported idiosyncratic institutional client asset reallocation expected to be primarily reflected in 2022, and higher money market fee waivers.
State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
▪Foreign exchange trading services revenue decreased 11% in 2021 compared to 2020, primarily due to lower FX volatility, as compared to the high levels of volatility experienced in 2020 due to the COVID-19 pandemic, partially offset by higher client FX volumes.
•Securities finance revenue increased 17% in 2021 compared to 2020, reflecting higher client securities loan balances and new business wins in enhanced custody, partially offset by lower spreads.
▪Software and processing fees revenue increased 7% in 2021 compared to 2020, primarily due to higher CRD revenues.
•NII decreased 13% in 2021 compared to 2020, primarily due to lower investment portfolio yields, partially offset by growth in the investment portfolio and deposits, and higher loan balances.
Provision for Credit Losses
•There was a $33 million release of credit reserves in 2021, compared to an expense of $88 million in 2020, which is primarily driven by observed and expected improvements in both credit quality and economic outlook.
Expenses
•Total expenses increased 2% in 2021 compared to 2020, primarily reflecting the impact of notable items and currency translation. Currency translation increased expenses by 1% in 2021 compared to 2020.
Notable items
•The impact of notable items in 2021 includes:
◦$53 million gain on the sale of a majority share of our Wealth Management Services (WMS) business, recorded in other income;
◦$58 million gain on sale of investment securities related to a one-time transfer of LIBOR and Euro Interbank Offered Rate based securities from HTM to AFS, and the subsequent sale of the majority of those securities in 2021;
◦net repositioning release of approximately $3 million, consisting of $32 million release of previously accrued severance charges, partially offset by $29 million of occupancy charges related to footprint optimization;
◦deferred compensation expense acceleration of approximately
$147 million associated with an amendment of certain outstanding deferred cash incentive compensation awards;
◦acquisition and restructuring costs of approximately $65 million, of which $53 million related to CRD and $13 million related to our planned acquisition of the BBH Investor Services business;
◦net legal and other expenses of approximately $18 million, including $20 million in information systems and communications, $8 million in transaction processing services and $1 million in other expenses, partially offset by a legal accrual release of approximately $11 million associated with a settlement related to the invoicing matter; and
◦costs of $5 million due to the partial redemption of outstanding Series F non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
•The impact of notable items in 2020 includes:
◦repositioning charges of approximately $133 million, consisting of $82 million of compensation and employee benefits expenses and $51 million of occupancy costs;
◦acquisition and restructuring costs of approximately $50 million, primarily related to CRD;
◦a $9 million accrual release; and
◦costs of $9 million due to the redemption of all outstanding Series C non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
AUC/A and AUM
•AUC/A of $43.68 trillion increased 13% as of December 31, 2021, compared to December 31, 2020, primarily due to higher market levels, client flows and net new business growth. In 2021, newly announced asset servicing mandates totaled approximately $3.52 trillion, with State Street AlphaSM representing a large proportion of the wins. Servicing assets remaining to be installed in future periods totaled approximately $2.80 trillion as of December 31, 2021.
•AUM of $4.14 trillion increased 19% as of December 31, 2021, compared to December 31, 2020, primarily due to higher market levels and net inflows, primarily from ETFs.
Capital
•In 2021, we returned a total of approximately $1.7 billion to our shareholders in the form of common stock dividends paid and share repurchases.
•We declared aggregate common stock dividends of $2.18 per share, totaling $779 million in 2021 compared to $2.08 per share, totaling $734 million in 2020.
•In 2021, we purchased an aggregate of 11.2 million shares of common stock, under share repurchase programs approved by our Board, at an average per share cost of $80.00 and an aggregate cost of approximately $900 million.
•In July 2021, our Board authorized a common share repurchase plan of up to $3.0 billion of our common stock through the end of 2022; however, as noted above, in connection with our planned acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021. We do not intend to repurchase any common stock during the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
•In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. As noted above, we expect to use these net proceeds to finance our planned acquisition of the BBH Investor Services business.
•Our standardized CET1 capital ratio increased to 14.3% as of December 31, 2021, compared to 12.3% as of December 31, 2020, primarily due to higher retained earnings and the issuance of common stock in September 2021. Our Tier 1 leverage ratio decreased to 6.1% as of December 31, 2021 compared to 6.4% as of December 31, 2020. We expect both our CET1 capital and Tier 1 leverage ratios to be at or near the lower end of our target ranges of 10-11% and 5.25-5.75%, respectively, for the first half of 2022, assuming a closing of our planned acquisition of the BBH Investor Services business during that period and inclusive of the implementation of SA-CCR.
•On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares, of our noncumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
Debt Issuances
•On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031.
•On November 18, 2021, we issued $500 million aggregate principal amount of 1.684% Fixed-to-Floating Rate Senior Notes due 2027.
•On February 7, 2022, we issued $300 million aggregate principal amount of fixed-to-floating rate senior notes due 2026, $650 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of fixed-to-floating rate senior notes due 2033.
State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2021 compared to 2020 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(Dollars in millions)	2021	2020	2019
Fee revenue:
Servicing fees	$5,549	$5,167	$5,074	7%	2%
Management fees	2,053	1,880	1,824	9	3
Foreign exchange trading services	1,211	1,363	1,058	(11)	29
Securities finance	416	356	471	17	(24)
Software and processing fees	783	733	720	7	2
Total fee revenue	10,012	9,499	9,147	5	4
Net interest income:
Interest income	1,908	2,575	3,941	(26)	(35)
Interest expense	3	375	1,375	(99)	(73)
Net interest income	1,905	2,200	2,566	(13)	(14)
Other income:
Gains (losses) related to investment securities, net	57	4	(1)	nm	nm
Other income	53	—	44	nm	nm
Total other income	110	4	43	nm	nm
Total revenue	$12,027	$11,703	$11,756	3	—

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2021, 2020 and 2019. Servicing and management fees collectively made up approximately 76%, 74% and 75% of the total fee revenue in 2021, 2020 and 2019, respectively.
Servicing Fee Revenue
Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to clients, including core custody, accounting, reporting and administration, and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients.
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
Over the five years ended December 31, 2021, we estimate that worldwide market valuations impacted our servicing fee revenues by approximately 3% on average with a range of 0% to 7% annually and approximately 7% and 2% in 2021 and 2020, respectively. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of December 31, 2021 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters,
State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of December 31, 2021, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a significantly smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
S&P 500®	4,273	3,218	33%	4,279	3,217	33%	4,766	3,756	27%
MSCI EAFE®	2,289	1,854	23	2,272	1,841	23	2,336	2,148	9
MSCI® Emerging Markets	1,315	1,059	24	1,303	1,052	24	1,232	1,291	(5)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2021	2020	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,355	2,392	(2)%
Barclays Capital Global Aggregate Bond Index®	532	559	(5)

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2021, we estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately 0% on average with a range of (1)% to 2% annually and approximately 0% and 2% in 2021 and 2020, respectively. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Years Ended December 31,
(In billions)	2021	2020
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$564.2	$(88.3)
Money Market	423.8	676.1
Exchange-Traded Fund	543.4	271.6
Total Flows	$1,531.4	$859.4

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$801.0	$414.4
Money Market	(56.0)	283.1
Exchange-Traded Fund	183.7	113.7
Total Flows	$928.7	$811.2

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
(3) The year ended December 31, 2021 data for North America (US domiciled) includes Morningstar direct actuals for January 2021 through November 2021 and Morningstar direct estimates for December 2021.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The year ended December 31, 2021 data for Europe is on a rolling twelve month basis for December 2020 through November 2021, sourced by Morningstar.
State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2021, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% on average with a range of 0% to 3% annually and approximately 1% and 0% in 2021 and 2020, respectively. Gross investment servicing mandates were $3.52 trillion in 2021 and $1.8 trillion per year on average over the past five years. Over the five years ended December 31, 2021, gross annual investment servicing mandates ranged from $750 billion to $3.5 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $2.80 trillion that are yet to be installed as of December 31, 2021, we expect the conversion will occur over the coming 12 to 24 months.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A can vary materially. On average, over the five years ended December 31, 2021, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (1)% to (4)% in any given year, and approximately (2)% in both 2021 and 2020. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
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
Servicing fees, as presented in Table 2: Total Revenue, increased 7% in 2021 compared to 2020 primarily due to higher average equity market levels, client activity and flows, and net new business, partially offset by normal pricing headwinds. FX rates impacted servicing fees positively by 1% in 2021 relative to 2020 and 0.4% in 2020 relative to 2019.
Servicing fees generated outside the U.S. were approximately 48% of total servicing fees in 2021, compared to approximately 47% in each of 2020 and 2019.

State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Collective funds, including ETFs	$15,722	$13,387	$11,986	17%	12%
Mutual funds	11,575	9,810	8,316	18	18
Pension products	8,443	7,594	6,919	11	10
Insurance and other products	7,938	8,000	7,137	(1)	12
Total	$43,678	$38,791	$34,358	13	13

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Equities	$25,974	$21,626	$19,301	20%	12%
Fixed-income	12,587	12,834	10,766	(2)	19
Short-term and other investments	5,117	4,331	4,291	18	1
Total	$43,678	$38,791	$34,358	13	13

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Americas	$32,427	$28,245	$25,018	15%	13%
Europe/Middle East/Africa	8,599	8,101	7,325	6	11
Asia/Pacific	2,652	2,445	2,015	8	21
Total	$43,678	$38,791	$34,358	13	13

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in 2021 totaled approximately $3.52 trillion, with State Street Alpha representing a large proportion of the wins. Servicing assets remaining to be installed in future periods totaled approximately $2.80 trillion as of December 31, 2021, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
As a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition is expected to begin in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2021, the fee revenue associated with the transitioning assets represented approximately 1.9% of our total fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
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
The impact of State Street Global Advisors gross money market fund fee waivers on total management fee revenue was approximately $80 million in 2021. Following the first expected rate hike by the Federal Reserve, we expect the impact of gross money market fee waivers on our management fees would be largely mitigated in the subsequent quarterly periods.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of December 31, 2021 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 5%; and
•changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, will have a significantly smaller impact on our management fee revenues on average and over time.
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
Management fees increased 9% in 2021 compared to 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by a previously reported idiosyncratic institutional client asset reallocation expected to be primarily reflected in 2022, and higher money market fee waivers.
Management fees generated outside the U.S. were approximately 26% of total management fees in 2021, compared to approximately 26% and 27% in 2020 and 2019, respectively.
State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Equity:
Active	$80	$85	$90	(6)%	(6)%
Passive	2,594	2,086	1,900	24	10
Total equity(1)	2,674	2,171	1,990	23	9
Fixed-income:
Active	103	90	87	14	3
Passive	520	459	392	13	17
Total fixed-income(1)	623	549	479	13	15
Cash(1)(2)	368	349	317	5	10
Multi-asset-class solutions:
Active	34	40	41	(15)	(2)
Passive	188	146	116	29	26
Total multi-asset-class solutions(1)	222	186	157	19	18
Alternative investments(3):
Active	56	39	30	44	30
Passive	195	173	143	13	21
Total alternative investments(1)	251	212	173	18	23
Total	$4,138	$3,467	$3,116	19	11

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

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
North America	$2,931	$2,411	$2,114	22%	14%
Europe/Middle East/Africa	592	512	493	16	4
Asia/Pacific	615	544	509	13	7
Total	$4,138	$3,467	$3,116	19	11

(1)Geographic mix is based on client location or fund management location.
.

TABLE 11: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2021	December 31, 2020	December 31, 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Alternative Investments(2)	$72	$83	$56	(13)%	48%
Equity(3)	970	708	617	37	15
Multi Asset	1	—	1	nm	nm
Fixed-Income(3)	135	115	94	17	22
Total Exchange-Traded Funds	$1,178	$906	$768	30	18

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

State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2018	$1,542	$432	$280	$133	$124	$2,511
Long-term institutional flows, net(4)	26	(6)	—	4	14	38
Exchange-traded fund flows, net	12	16	—	—	6	34
Cash fund flows, net	—	—	31	—	—	31
Total flows, net	38	10	31	4	20	103
Market appreciation (depreciation)	406	36	6	20	28	496
Foreign exchange impact	4	1	—	—	1	6
Total market/foreign exchange impact	410	37	6	20	29	502
Balance as of December 31, 2019	$1,990	$479	$317	$157	$173	$3,116
Long-term institutional flows, net(4)	(101)	4	(1)	9	(11)	(100)
Exchange-traded fund flows, net	12	16	—	—	16	44
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	(89)	20	31	9	5	(24)
Market appreciation (depreciation)	241	42	(1)	18	30	330
Foreign exchange impact	29	8	2	2	4	45
Total market/foreign exchange impact	270	50	1	20	34	375
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(25)	70	(2)	16	10	69
Exchange-traded fund flows, net	94	23	—	—	(10)	107
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	69	93	18	16	—	196
Market appreciation (depreciation)	476	(7)	2	22	43	536
Foreign exchange impact	(42)	(12)	(1)	(2)	(4)	(61)
Total market/foreign exchange impact	434	(19)	1	20	39	475
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, decreased 11% in 2021 compared to 2020, primarily due to lower FX volatility, as compared to the high levels of volatility experienced in 2020 due to the COVID-19 pandemic, partially offset by higher client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 67% and 33%, respectively, of foreign exchange trading services revenue in 2021, and 68% and 32%, respectively in 2020. The impact of gross money market fund fee waivers on foreign exchange trading services was $53 million in 2021, compared to $8 million in 2020. This represents a reduction in revenue on the Fund Connect platform due to the impact of fee waivers by participating money market funds, including State Street Global Advisors funds.
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
Fund Connect is another one of our electronic trading platforms: it is a global trading, analytics and cash management tool with access to more than 400 money market funds from leading providers.
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
Securities finance revenue, as presented in Table 2: Total Revenue, increased 17% in 2021 compared to 2020, primarily driven by higher client securities loan balances and new business wins in enhanced custody, partially offset by lower spreads.
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
Software and Processing Fees
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance, fees from our structured products business and other revenue including equity income from our joint venture investments, market-related adjustments and income associated with certain tax-advantaged investments.
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 7% in 2021 compared to 2020 and includes approximately $435 million and $406 million from CRD in 2021 and 2020, respectively. CRD contributed approximately $13 million and $14 million in brokerage and other trading services within foreign exchange trading services in 2021, and 2020, respectively, and $448 million in total revenue in 2021, compared to $420 million in 2020. The increase in revenue is primarily driven by software as a service (SaaS) and professional services revenue. In addition, CRD revenue with affiliated entities, which is eliminated in our consolidated financial statements, was $62 million and $39 million in 2021 and 2020, respectively.
State Street Corporation | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and SaaS, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a SaaS related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
Amortization of tax advantage investments negatively impacted software and processing fees by approximately $94 million and $88 million in 2021 and 2020, respectively.
In addition, FX and market-related adjustments, which also includes certain fair value adjustments, impacted software and processing fees by approximately $20 million and $26 million in 2021 and 2020, respectively.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2021, 2020 and 2019.
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
NII on an FTE basis decreased in 2021 compared to 2020, primarily due to lower investment portfolio yields, partially offset by growth in the investment portfolio, deposits, and higher loan balances.
Investment securities net premium amortization, which is included in interest income, was $556 million in 2021, compared to $575 million in 2020 and $434 million in 2019. The decrease in MBS premium amortization is primarily due to lower prepayments.
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
State Street Corporation | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Years Ended December 31,
	2021			2020			2019
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)
Unamortized premiums, net of discounts at period end	$712	$502	$1,214	$1,173	$736	$1,909	$956	$629	$1,585
Net premium amortization(2)	342	214	556	399	176	575	275	159	434

(1) The investment securities portfolio duration was 2.9 years in 2021, 3.0 years in 2020 and 2.7 years in 2019.
(2) Net of discount accretion on MMLF HTM securities.
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2021, 2020 and 2019.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2021			2020			2019
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks(2)	$89,996	$(15)	(.02)%	$76,588	$76	.10%	$48,500	$416	.86%
Securities purchased under resale agreements(3)	4,193	27	.63	3,452	126	3.64	2,506	364	14.54
Trading account assets	752	—	.01	878	—	—	884	1	.11
Investment securities:
Investment securities available for sale	66,584	583	.88	58,036	761	1.31	51,853	1,035	1.98
Investment securities held-to-maturity	44,832	665	1.48	42,956	830	1.93	39,915	974	2.44
Investment securities held-to-maturity purchased under money market liquidity facility	314	4	1.35	8,183	117	1.43	—	—	—
Total Investment securities	111,730	1,252	1.12	109,175	1,708	1.56	91,768	2,009	2.19
Loans	31,009	640	2.07	27,525	627	2.28	24,073	775	3.22
Other interest-earning assets	22,355	17	.08	11,256	55	.49	14,160	395	2.79
Average total interest-earning assets	$260,035	$1,921	.74	$228,874	$2,592	1.13	$181,891	$3,960	2.18
Interest-bearing deposits:
U.S.	$104,848	$10	.01%	$87,444	$114	.13%	$67,547	$539	.80%
Non-U.S.(2)(4)	82,126	(273)	(.33)	68,806	(231)	(.34)	61,301	124	.20
Total interest-bearing deposits(4)(5)	186,974	(263)	(.14)	156,250	(117)	(.07)	128,848	663	.51
Securities sold under repurchase agreements	667	—	—	2,615	4	.14	1,616	31	1.90
Short-term borrowings under money market liquidity facility	315	4	1.21	8,207	101	1.22	—	—	—
Other short-term borrowings	788	2	.21	2,226	18	.78	1,524	21	1.37
Long-term debt	13,383	219	1.64	14,371	312	2.17	11,474	414	3.61
Other interest-bearing liabilities	5,486	41	.75	3,176	57	1.82	4,103	246	6.00
Average total interest-bearing liabilities	$207,613	$3	—	$186,845	$375	.20	$147,565	$1,375	.93
Interest rate spread			.74%			.93%			1.25%
Net interest income, fully taxable-equivalent basis		$1,918			$2,217			$2,585
Net interest margin, fully taxable-equivalent basis			.74%			.97%			1.42%
Tax-equivalent adjustment		(13)			(17)			(19)
Net interest income, GAAP basis		$1,905			$2,200			$2,566

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $62.15 billion, $100.45 billion and $86.67 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.04%, 0.12% and 0.41% for the years ended December 31, 2021, 2020 and 2019, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($68) million, ($63) million and $153 million for the years ended December 31, 2021, 2020 and 2019, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.10)%, (0.03)% and 0.40% for the years ended December 31, 2021, 2020 and 2019, respectively.
(5) Total deposits averaged $235.40 billion, $193.23 billion and $158.26 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Average total interest-earning assets were $260.04 billion in 2021 compared to $228.87 billion in 2020. The increase is primarily due to higher interest-bearing deposits with banks and investment securities.
Interest-bearing deposits with banks averaged $90.00 billion in 2021 compared to $76.59 billion in 2020. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Securities purchased under resale agreements averaged $4.19 billion in 2021 compared to $3.45 billion in 2020. The impact of balance sheet netting decreased to $62.15 billion on average in 2021 compared to $100.45 billion in 2020. We maintain an agreement with FICC, a clearing organization that enables us to net all securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The decrease in average balance sheet netting in 2021 compared to 2020 is primarily due to lower FICC repo volumes from an increased cash supply and lower short-term interest rates driven by extensive Federal Reserve stimulus.
We have been a sponsoring member within FICC since 2005 and have continued to expand our client base as program eligibility parameters, including permissible client entity types and client jurisdictions, have broadened. We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We generally obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Average investment securities increased to $111.73 billion in 2021 from $109.18 billion in 2020, primarily driven by MBS balances and foreign government bonds. The growth reflects our deployment of higher structural deposit levels that resulted from the COVID-19 pandemic.
Loans averaged $31.01 billion in 2021 compared to $27.53 billion in 2020. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $26.76 billion in 2021 compared to $22.84 billion in 2020. The increase is primarily due to growth in CLOs in loan form and fund finance loans, such as our private equity capital call facilities. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-K.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $22.36 billion in 2021 from $11.26 billion in 2020, primarily driven by an increase in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $186.97 billion in 2021 from $156.25 billion in 2020. Average U.S. interest-bearing deposits increased amidst the market uncertainty due to the COVID-19 pandemic, U.S. monetary policy and the level of global interest rates. We expect deposits to remain elevated due to the current low interest rate environment and the size of the Federal Reserve's balance sheet. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings, typically associated with our tax-exempt investment program, decreased to $0.79 billion in 2021 from $2.23 billion in 2020.
Average long-term debt was $13.38 billion in 2021 compared to $14.37 billion in 2020. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $5.49 billion in 2021 compared to $3.18 billion in 2020. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Other Income
In the second quarter of 2021, we sold a majority share of our WMS business, which resulted in a pre-tax gain on sale of $53 million that was recorded in other income.
In the fourth quarter of 2021, we transferred $438 million of HTM debt securities that referenced LIBOR and other discontinued reference rates to AFS. Of those transferred securities, $378 million were subsequently sold, resulting in a pre-tax gain of $58 million.
Provision for Credit Losses
In 2021, we released $33 million of credit reserves related to loans and financial assets held at amortized cost and off-balance sheet commitments based on the CECL methodology, reflecting observed and expected improvements in both credit quality and economic outlook. This compares to a $88 million provision for credit losses in 2020 based on the CECL methodology, and $10 million in 2019, which was under the incurred loss model.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 15: Expenses, provides the breakout of expenses for the years ended December 31, 2021, 2020 and 2019.

TABLE 15: EXPENSES
	Years Ended December 31,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
(Dollars in millions)	2021	2020	2019
Compensation and employee benefits	$4,554	$4,450	$4,541	2%	(2)%
Information systems and communications	1,661	1,550	1,465	7	6
Transaction processing services	1,024	978	983	5	(1)
Occupancy	444	489	470	(9)	4
Amortization of other intangible assets	245	234	236	5	(1)
Acquisition costs	66	54	79	22	(32)
Restructuring charges, net	(1)	(4)	(2)	(75)	100
Other:
Professional services	334	364	321	(8)	13
Other	562	601	941	(6)	(36)
Total other	896	965	1,262	(7)	(24)
Total expenses	$8,889	$8,716	$9,034	2	(4)
Number of employees at year-end	38,784	39,439	39,103	(2)	1
Compensation and employee benefits expenses increased 2% in 2021 compared to 2020, primarily due to deferred compensation expense acceleration of $147 million associated with an amendment of the terms of certain outstanding deferred cash incentive compensation awards. This amendment removes continued service requirements for deferred cash incentive awards, thereby accelerating the future expense that would have been recognized over the remaining term of the awards (1 to 4 years, depending on the award) had the continued service requirement not been removed. The deferred portion of many of our bonus-eligible employees' total compensation had become disproportionate relative to our peer organizations. The expense that would otherwise have been associated with the amended awards will no longer be reflected in future periods. To make our pay practices more competitive, the acceleration is part of a plan to increase the immediate cash versus the deferred portion of total cash incentive compensation in future periods, which cash incentive compensation will be reflected in compensation and employee benefits expenses in those periods. The expense impact of future immediate and deferred incentive compensation awards will depend upon corporate performance and market, regulatory, and other factors and conditions, including the amount and form of those awards. The change did not affect deferred equity-settled incentive compensation awards (which, in the aggregate, represent a majority of the outstanding deferred compensation awards for the relevant employees), and we expect that future deferred cash-settled incentive compensation awards will retain a continued service requirement.
Total headcount decreased 2% as of December 31, 2021 compared to December 31, 2020, primarily driven by a reduction in high cost locations, partially offset by hiring in global hubs.
Information systems and communications expenses increased 7% in 2021 compared to 2020,
State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
primarily due to higher technology infrastructure investments and equipment expenses.
Transaction processing services expenses increased 5% in 2021 compared to 2020, primarily due to higher sub-custody costs and higher broker fees.
Occupancy expenses decreased 9% in 2021 compared 2020, primarily due to footprint optimization.
Amortization of other intangible assets increased 5% in 2021 compared to 2020, primarily due to the acquisition in the first quarter of 2021 of the depository bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo.
Other expenses decreased 7% in 2021 compared to 2020, primarily driven by lower professional services, securities processing losses and travel costs.
Acquisition Costs
We recorded approximately $53 million of acquisition costs in 2021, compared to $54 million in 2020 and $79 million in 2019, related to our acquisition of CRD. As of December 31, 2021, we have incurred a total of $217 million of acquisition costs related to CRD. Starting in 2022, we will no longer distinguish certain CRD costs as acquisition costs.
In addition, we recorded approximately $13 million of acquisition costs in 2021 related to our planned acquisition of the BBH Investor Services business. We expect to incur up to approximately $590 million of total acquisition and integration costs related to the acquisition through the third year following its closing.
Restructuring and Repositioning Charges
Repositioning Charges
Expenses for 2021 included a net repositioning release of $3 million, consisting of a $32 million release of previously accrued severance charges, primarily due to higher attrition and redeployment rates during the COVID-19 pandemic, partially offset by $29 million of occupancy charges related to footprint optimization. Total repositioning charges were $133 million in 2020.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	190	7	1	198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	190	6	—	196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	(32)	29	—	(3)
Payments and Other Adjustments	(89)	(29)	—	(118)
Accrual Balance at December 31, 2021	$68	$6	$—	$74
Income Tax Expense
Income tax expense was $478 million in 2021 compared to $479 million in 2020. Our effective tax rate was 15.1% in 2021 compared to 16.5% in 2020. The decrease in the effective tax rate is primarily due to discrete benefits from the completion of tax audits and tax return finalization.
Additional information regarding income tax expense, including unrecognized tax benefits and tax contingencies, are provided in Notes 13 and 22 to the consolidated financial statements in this Form 10-K.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For the description of our lines of business, refer to "Lines of Business” in Item 1 in this Form 10-K. Certain costs are not allocated to our two lines of business, including repositioning charges, acquisition costs and certain legal accruals. In addition, the acceleration of deferred compensation of $147 million in 2021 was not allocated to our two lines of business. See Note 24 to the consolidated financial statements in this Form 10-K.

State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
	2021	2020	2019
Servicing fees	$5,549	$5,167	$5,074	7%	2%
Foreign exchange trading services	1,149	1,299	974	(12)	33
Securities finance	402	342	462	18	(26)
Software and processing fees	779	706	691	10	2
Total fee revenue	7,879	7,514	7,201	5	4
Net interest income	1,919	2,211	2,590	(13)	(15)
Total other income	(1)	4	43	nm	nm
Total revenue	9,797	9,729	9,834	1	(1)
Provision for credit losses	(33)	88	10	(138)	780
Total expenses	7,182	7,071	7,140	2	(1)
Income before income tax expense	$2,648	$2,570	$2,684	3	(4)
Pre-tax margin	27%	26%	27%
Average assets (in billions)	$296.5	$266.4	$220.3

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, increased 7% in 2021 compared to 2020 primarily due to higher average equity market levels, client activity and flows, and net new business, partially offset by normal pricing headwinds. FX rates impacted servicing fees positively by 1% in 2021 relative to 2020 and 0.4% in 2020 relative to 2019.
Additional information about servicing fees is provided under "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
For additional information about the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 2% in 2021 compared to 2020, primarily reflecting higher technology infrastructure investments, equipment expenses, higher business volume related costs and unfavorable currency translation, partially offset by expense savings initiatives. Currency translation increased expenses for Investment Servicing by 1% in 2021 relative to 2020. Seasonal deferred incentive compensation expense and payroll taxes were $141 million in 2021 compared to $125 million in 2020. Total expenses contributed by CRD were approximately $287 million and $248 million in 2021 and 2020, respectively. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2021 vs. 2020	% Change 2020 vs. 2019
	2021	2020	2019
Management fees(1)	$2,053	$1,880	$1,824	9%	3%
Foreign exchange trading services(2)	62	64	84	(3)	(24)
Securities finance	14	14	9	—	56
Software and processing fees(3)	4	27	29	(85)	(7)
Total fee revenue	2,133	1,985	1,946	7	2
Net interest income	(14)	(11)	(24)	27	(54)
Total revenue	2,119	1,974	1,922	7	3
Total expenses	1,445	1,471	1,535	(2)	(4)
Income before income tax expense	$674	$503	$387	34	30
Pre-tax margin	32%	25%	20%
Average assets (in billions)	$3.2	$2.9	$3.0

(1) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(2) Includes revenue for reimbursements received for certain ETFs associated with State Street Global Advisors where we act as the distribution and marketing agent.
(3) Includes other revenue items that are primarily driven by equity market movements.
Investment Management total revenue increased 7% in 2021 compared to 2020.
Management Fees
Management fees increased 9% in 2021 compared to 2020, primarily due to higher average equity market levels and net inflows from ETFs, partially offset by a previously reported idiosyncratic institutional client asset reallocation expected to be primarily reflected in 2022, and higher money market fee waivers. FX rates impacted management fees positively by 1% in 2021 relative to 2020 and 0.5% in 2020 relative to 2019.
Additional information about management fees is provided under " Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 2% in 2021 compared to 2020, primarily due to savings from on-going expense management initiatives. Currency translation increased expenses for Investment Management by 1% in 2021 relative to 2020. Seasonal deferred incentive compensation expense and payroll taxes were $35 million in 2021, compared to $26 million in 2020.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements in this Form 10-K.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Years Ended December 31,
(In millions)	2021	2020	2019
Assets:
Interest-bearing deposits with banks	$89,996	$76,588	$48,500
Securities purchased under resale agreements	4,193	3,452	2,506
Trading account assets	752	878	884
Investment securities:
Investment securities available for sale	66,584	58,036	51,853
Investment securities held-to-maturity	44,832	42,956	39,915
Investment securities held-to-maturity purchased under money market liquidity facility	314	8,183	—
Total Investment securities	111,730	109,175	91,768
Loans	31,009	27,525	24,073
Other interest-earning assets	22,355	11,256	14,160
Average total interest-earning assets	260,035	228,874	181,891
Cash and due from banks	5,057	3,849	3,390
Other non-interest-earning assets	34,651	36,611	38,053
Average total assets	$299,743	$269,334	$223,334
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$104,848	$87,444	$67,547
Non-U.S.	82,126	68,806	61,301
Total interest-bearing deposits(2)	186,974	156,250	128,848
Securities sold under repurchase agreements	667	2,615	1,616
Short-term borrowings under money market liquidity facility	315	8,207	—
Other short-term borrowings	788	2,226	1,524
Long-term debt	13,383	14,371	11,474
Other interest-bearing liabilities	5,486	3,176	4,103
Average total interest-bearing liabilities	207,613	186,845	147,565
Non-interest-bearing deposits(2)	48,430	36,975	29,414
Other non-interest-bearing liabilities	17,615	20,464	21,299
Preferred shareholders’ equity	2,076	2,569	3,653
Common shareholders’ equity	24,009	22,481	21,403
Average total liabilities and shareholders’ equity	$299,743	$269,334	$223,334

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $235.40 billion in 2021 compared to $193.23 billion and $158.26 billion in 2020 and 2019, respectively.
State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2021	2020	2019
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$17,939	$6,575	$3,487
Mortgage-backed securities	18,208	14,305	17,838
Total U.S. Treasury and federal agencies	36,147	20,880	21,325
Non-U.S. debt securities:
Mortgage-backed securities	1,995	1,996	1,980
Asset-backed securities(1)	2,087	2,291	2,179
Non-U.S. sovereign, supranational and non-U.S. agency	23,547	22,087	12,373
Other(2)	3,098	3,355	8,658
Total non-U.S. debt securities	30,727	29,729	25,190
Asset-backed securities:
Student loans(3)	211	314	531
Collateralized loan obligations(4)	2,155	2,966	1,820
Non-agency CMBS and RMBS(5)	52	78	104
Other	91	90	89
Total asset-backed securities	2,509	3,448	2,544
State and political subdivisions	1,272	1,548	1,783
Other U.S. debt securities(6)	2,744	3,443	2,973
Total available-for-sale securities	$73,399	$59,048	$53,815
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,170	$6,057	$10,311
Mortgage-backed securities	33,481	36,901	26,297
Total U.S. Treasury and federal agencies	35,651	42,958	36,608
Non-U.S. debt securities:
Mortgage-backed securities	—	303	366
Non-U.S. sovereign, supranational and non-U.S. agency	1,564	342	328
Total non-U.S. debt securities	1,564	645	694
Asset-backed securities:
Student loans(3)	4,908	4,774	3,783
Non-agency CMBS and RMBS(7)	307	554	697
Total asset-backed securities	5,215	5,328	4,480
Total(7)	42,430	48,931	41,782
Held-to-maturity under money market mutual fund liquidity facility(8)	—	3,300	—
Total held-to-maturity securities(8)	$42,430	$52,231	$41,782

(1) As of December 31, 2021, 2020 and 2019, the fair value non-U.S. collateralized loan obligations of $0.83 billion, $0.96 billion and $0.89 billion, respectively.
(2) As of December 31, 2021, 2020 and 2019, the fair value includes non-U.S. corporate bonds of $1.53 billion, $1.88 billion and $1.78 billion, respectively.
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-K for additional information.
(5) Consists entirely of non-agency CMBS as of December 31, 2021, 2020 and 2019.
(6) As of December 31, 2021, 2020 and 2019, the fair value of U.S. corporate bonds was $2.44 billion, $3.44 billion and $2.97 billion, respectively.
(7) As of December 31, 2021, 2020 and 2019, the total amortized cost included $292 million, $464 million and $573 million, respectively, of non-agency CMBS and $14 million, $90 million and $124 million, respectively, of non-agency RMBS.
(8) As of December 31, 2021 and 2020, we recognized an allowance for credit losses on all HTM securities of $0 million and $3 million, respectively, inclusive of $0 million and $1 million, respectively, related to HTM securities purchased under the money market mutual fund liquidity facility.
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
Average duration of our investment securities portfolio was 2.9 years and 3.0 years as of December 31, 2021 and December 31, 2020, respectively.
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of both December 31, 2021 and December 31, 2020.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING (EXCLUDING SECURITIES PURCHASED UNDER THE MMLF PROGRAM)
	December 31, 2021	December 31, 2020
AAA(1)	79%	78%
AA	13	14
A	4	4
BBB	4	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of December 31, 2021 and December 31, 2020, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2021	December 31, 2020
U.S. Agency Mortgage-backed securities	33%	39%
Foreign sovereign	21	20
U.S. Treasuries	17	11
Asset-backed securities	10	11
Other credit(1)	19	19
	100%	100%

(1) Includes the securities purchased under the MMLF program.
Non-U.S. Debt Securities
Approximately 28% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2021 and December 31, 2020, respectively.
State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	December 31, 2021	December 31, 2020
Available-for-sale:
Canada	$4,502	$3,163
Australia	3,019	2,809
France	2,180	2,829
Germany	2,130	2,155
United Kingdom	1,961	1,209
Austria	1,478	1,544
Japan	1,332	560
Spain	1,227	1,642
Netherlands	1,109	1,528
Belgium	1,050	1,618
Finland	837	1,222
Italy	803	1,014
Ireland	744	1,226
Other(2)	8,355	7,210
Total	$30,727	$29,729
Held-to-maturity:
Singapore	$222	$342
Australia	—	90
Spain	—	84
Other(2)	1,342	129
Total	$1,564	$645

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of December 31, 2021, other non-U.S. investments include $7.4 billion supranational bonds in AFS securities and $1.3 billion supranational bonds in HTM securities.
Approximately 81% and 80% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2021 and December 31, 2020, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2021 and December 31, 2020, approximately 24% and 21%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of December 31, 2021, our non-U.S. debt securities had an average market-to-book ratio of 100.0%, and an aggregate pre-tax net unrealized loss of $1 million, composed of gross unrealized gains of $145 million and gross unrealized losses of $146 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $8 million, composed of gross unrealized gains of $145 million and gross unrealized losses of $137 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $9 million associated with non-U.S. HTM debt securities.
As of December 31, 2021, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands, Spanish and Italian mortgages. The securities listed under
“Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.3 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2021, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of December 31, 2021, we also provided approximately $9.0 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities(2)	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
December 31, 2021
State of Issuer:
Texas	$221	$2,357	$2,578	25%
California	108	2,005	2,113	21
New York	271	1,112	1,383	14
Massachusetts	245	696	941	9
Tennessee	—	491	491	5
Total	$845	$6,661	$7,506

December 31, 2020
State of Issuer:
Texas	$268	$2,282	$2,550	23%
California	113	2,174	2,287	21
New York	297	1,363	1,660	15
Massachusetts	382	927	1,309	12
Total	$1,060	$6,746	$7,806

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $10.22 billion and $11.06 billion across our businesses as of December 31, 2021 and December 31, 2020, respectively.
(2) Includes municipal loans which are also presented within Table 26: U.S. and Non-U.S. Loans .
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of December 31, 2021. As of that date, approximately 26% and 74% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.
State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 25: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2021	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,976	.16%	$14,912	.68%	$1,051	1.49%	$—	—%	$17,939
Mortgage-backed securities	73	3.49	846	1.37	7,620	.38	9,669	2.07	18,208
Total U.S. treasury and federal agencies	2,049		15,758		8,671		9,669		36,147
Non-U.S. debt securities:
Mortgage-backed securities	164	.76	527	.51	33	.38	1,271	.93	1,995
Asset-backed securities	302	.60	1,041	.35	454	.54	290	.24	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	4,480	4.43	16,336	3.44	2,717	2.40	14	1.41	23,547
Other	826	4.52	1,943	3.34	275	3.76	54	2.22	3,098
Total non-U.S. debt securities	5,772		19,847		3,479		1,629		30,727
Asset-backed securities:
Student loans	115	1.67	—	—	—	—	96	.32	211
Collateralized loan obligations	147	1.07	483	1.02	1,084	1.08	441	1.33	2,155
Non-agency CMBS and RMBS	—	—	—	—	—	—	52	3.57	52
Other	—	—	—	—	91	.88	—	—	91
Total asset-backed securities	262		483		1,175		589		2,509
State and political subdivisions(2)	180	5.52	512	4.75	499	4.88	81	4.87	1,272
Other U.S. debt securities	1,002	1.68	1,699	2.23	43	3.07	—	—	2,744
Total	$9,265		$38,299		$13,867		$11,968		$73,399

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$2,150	1.73%	$3	.70%	$1	.63%	$16	.57%	$2,170
Mortgage-backed securities	148	2.62	393	3.14	4,651	1.90	28,289	2.18	33,481
Total U.S. treasury and federal agencies	2,298		396		4,652		28,305		35,651
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	345	.59	1,218	2.30	1	.50	—	—	1,564
Total non-U.S. debt securities	345		1,218		1		—		1,564
Asset-backed securities:
Student loans	341	.43	48	.68	971	1.02	3,548	.95	4,908
Non-agency CMBS and RMBS	87	1.35	144	.83	—	—	76	1.34	307
Total asset-backed securities	428		192		971		3,624		5,215
Total	$3,071		$1,806		$5,624		$31,929		$42,430

(1) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(2) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2021).
State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 26: U.S. AND NON- U.S. LOANS
	As of December 31,
(In millions)	2021	2020	2019
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,396	$11,531	$10,270
Leveraged Loans	3,106	2,923	3,342
Overdrafts	1,796	1,894	1,739
Other(3)	2,262	2,688	3,411
Commercial real estate	2,554	2,096	1,766
Total domestic	22,114	21,132	20,528
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,778	4,432	3,145
Leveraged Loans	1,328	1,242	1,119
Overdrafts	1,312	1,088	1,517
Other(3)	—	31	—
Total foreign	10,418	6,793	5,781
Total loans(4)	32,532	27,925	26,309
Allowance for loan losses	(87)	(122)	(74)
Loans, net of allowance	$32,445	$27,803	$26,235

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $9,147 million private equity capital call finance loans, $6,397 million loans to real money funds, $2,913 million collateralized loan obligations in loan form and $1,387 million loans to business development companies as of December 31, 2021, compared to $8,380 million and $6,076 million private equity capital call finance loans, $6,391 million and $6,040 million loans to real money funds and $821 million and $932 million loans to business development companies as of December 31, 2020 and 2019, respectively.
(3) Includes $1,784 million securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021, $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020 and $2,537 million securities finance loans, $848 million loans to municipalities and $26 million other loans as of December 31, 2019.
(4) As of December 30, 2021. Excluding overdrafts, floating rate loans totaled $26,838 million and fixed rate loans totaled $2,583 million. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in this Form 10-K for additional details.
In the second quarter of 2021, in addition to our CLOs in the investment portfolio, we began purchasing CLOs in loan form. The increase in the commercial and financial segment as of December 31, 2021 compared to December 31, 2020 was primarily driven by the purchase of $2,913 million CLOs in loan form in 2021.
As of December 31, 2021 and December 31, 2020, our leveraged loans totaled approximately $4.43 billion and $4.17 billion, respectively. We sold $181 million leveraged loans in 2021, of which $8 million remain unsettled and was held for sale as of December 31, 2021. We recorded a charge-off against the allowance for credit losses prior to the sale of these loans of $2 million in 2021.
In addition, we had binding unfunded commitments as of December 31, 2021 and December 31, 2020 of $124 million and $149 million, respectively, to participate in such syndications.
Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 94% and 85% of the loans rated “BB” or “B” as of December 31, 2021 and December 31, 2020, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.
No loans were modified in troubled debt restructurings as of both December 31, 2021 and December 31, 2020.

TABLE 27: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2021
(In millions)	Under 1 year	1 to 5 years	5 to 15 years	Total
Domestic:
Commercial and financial	$10,188	$7,543	$1,829	$19,560
Commercial real estate	78	926	1,550	2,554
Total domestic	10,266	8,469	3,379	22,114
Foreign:
Commercial and financial	3,973	3,311	3,134	10,418
Total foreign	3,973	3,311	3,134	10,418
Total loans	$14,239	$11,780	$6,513	$32,532

TABLE 28: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
	As of December 31, 2021
(In millions)	Loans with predetermined interest rates	Loans with floating or adjustable interest rates
Domestic:
Commercial and financial	$384	$8,987
Commercial real estate	2,153	323
Total domestic	2,537	9,310
Foreign:
Commercial and financial	47	6,399
Total foreign	47	6,399
Total loans	$2,584	$15,709
State Street Corporation | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Allowance for credit losses

TABLE 29: ALLOWANCE FOR CREDIT LOSSES
	Years Ended December 31,
(In millions)	2021	2020	2019
Allowance for credit losses:
Beginning balance(1)	$148	$93	$83
Provision for credit losses (funded commitments)(2)	(29)	83	10
Provisions for credit losses (unfunded commitments)(3)	(2)	3	3
Provisions for credit losses (investment securities and all other)	(2)	2	—
Charge-offs(4)	(2)	(41)	(3)
FX translation	(5)	8	(2)
Ending balance	$108	$148	$91

(1) Beginning January 1, 2020, we adopted ASC 326. Prior to 2020, we recognized an allowance for loan losses under an incurred loss model. Upon adoption, we increased the allowance and reduced retained earnings by approximately $2 million. As such, the 2020 beginning balance differs from the December 31, 2019 ending balance.
(2) The provision for credit losses is primarily related to commercial and financial loans.
(3) Prior to the adoption of ASC 326, the provision for unfunded commitments was recorded within other expenses in the consolidated statement of income. Upon adoption of ASC 326 in the first quarter of 2020, the provision for all assets within scope is recorded within the provision for credit losses in the consolidated statement of income.
(4) The charge-offs are related to commercial and financial loans.
We adopted ASC 326 in January 2020. The provision for credit losses related to loans and other financial assets held at amortized cost, including investment securities classified as HTM and off-balance sheet commitments, was a $33 million release of credit reserves in 2021, compared to $88 million reserve build in 2020.
As of December 31, 2021, approximately $61 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $97 million as of December 31, 2020. The reduction in the allowance in 2021 was primarily driven by observed and expected improvements in both credit quality and economic outlook. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $47 million and $51 million as of December 31, 2021 and 2020, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities held to maturity. As of December 31, 2021, the allowance for credit losses represented 0.3% of total loans.
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
The cross-border outstandings presented in Table 30: Cross-border outstandings, represented approximately 27% and 30% of our consolidated total assets as of December 31, 2021 and December 31, 2020, respectively.

State Street Corporation | 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 30: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2021
Germany	$30,263	$202	$30,465
United Kingdom	13,075	1,287	14,362
Japan	10,713	878	11,591
Canada	8,201	999	9,200
Australia	6,862	534	7,396
Luxembourg	6,300	601	6,901
Ireland	2,822	852	3,674
December 31, 2020
United Kingdom	$18,880	$1,797	$20,677
Japan	19,537	560	20,097
Germany	18,734	2,163	20,897
Canada	5,997	3,113	9,110
Australia	5,790	2,908	8,698
Luxembourg	5,036	2,148	7,184
France	3,586	3,010	6,596
December 31, 2019
Germany	$20,968	$217	$21,185
United Kingdom	13,764	1,468	15,232
Japan	11,121	555	11,676
Luxembourg	3,399	668	4,067
Canada	2,955	783	3,738
Australia	3,100	597	3,697
France	2,813	240	3,053
Ireland	1,988	641	2,629
Switzerland	1,724	589	2,313

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of December 31, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated assets, at approximately $2.83 billion. As of December 31, 2020, aggregate cross-border outstandings in each of Switzerland and Ireland amounted to between 0.75% and 1% of our consolidated assets, at approximately $3.13 billion and $2.93 billion, respectively. As of December 31, 2019, aggregate cross-border outstandings in the Netherlands amounted to between 0.75% and 1% of our consolidated assets, at approximately $1.89 billion.
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
Governance and Structure
We have an approach to risk management that involves all levels of management, from the Board and its committees, including its E&A Committee, RC, the HRC and Tech & Ops Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Compliance, Finance and Vendor Management, provide the second line of defense. Corporate Audit is the third line of defense, reports to the E&A committee of the Board and is independent from the business units, ERM and other corporate functions. Corporate Audit provides independent assurance to the Board over the design and operating effectiveness of internal key controls included within the risk management framework.
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
State Street Corporation | 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Committee (BCC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit and Market Risk Committee (CMRC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Committee

RRP Executive Review Board	Basel Oversight Committee (BOC)	New Business and Product Committee	Global Third Party and Outsourcing Risk Committee	Enterprise Continuity Steering Committee

CCAR Steering Committee	Model Risk Committee (MRC)	Core Compliance and Ethics Committee	Executive Operations Management Committee	Enterprise Data Management Committee

Country Risk Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Regulatory Reporting Oversight Committee		Conduct Standards Committee

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
Board Committees
The Board has four committees which assist it in discharging its responsibilities with respect to risk management: the Risk Committee (RC), the Examining and Audit Committee (E&A Committee), the Human Resources Committee (HRC) and the Technology and Operations Committee (Tech & Ops Committee). Each of the principal committees of the Board has oversight of ESG matters within their respective scope of responsibilities, including climate-related matters.
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
The Tech & Ops Committee leads and assists in the Board’s oversight of technology and operational risk management and the role of these risks in executing our strategy and supporting our global business requirements. The Tech & Ops Committee reviews strategic initiatives from a technology and operational risk perspective and reviews and approves technology-related risk matters. In addition, Tech & Ops Committee reviews matters related to corporate information security and cybersecurity programs, operational and technology resiliency, data and access management and third-party risk management.

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
•CMRC is the independent risk oversight and decision-making body for our credit, counterparty, and trading-related activities. The CMRC is responsible, as part of the second line of defense within ERM, for overseeing alignment of these activities with our appetite for risk and prevailing policy and guidelines. This committee also serves as a forum to discuss, address, and escalate material risk issues;
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
•The New Business and Product Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;
•The Core Compliance and Ethics Committee provides review and oversight of our compliance programs, including our culture of compliance and high standards of ethical behavior;
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
•The Enterprise Continuity Steering Committee considers matters pertaining to continuity and related risks, including oversight in determining the direction of the continuity program;
•The Global Third Party and Outsourcing Risk Committee is responsible for overseeing a clear and transparent framework and effective processes for the identification, assessment, and ongoing management of third party and outsourcing-related risks. This committee is also a decision-making body for outsourcing strategy, third party risk acceptance, and the end-to-end third party management process, including the oversight of appropriate controls and risk mitigants that comply with applicable regulatory standards;
•The Executive Operations Management Committee is a forum for the development of strategy, decision-making, and escalation for operations, regulatory remediation, product management, technology, and the operating model; and
•The Enterprise Data Management Committee oversees the enterprise-wide data management strategy, provides independent oversight of the programs associated with enterprise-wide data management, serves as an escalation point for material and emerging enterprise-wide data management issues, and determines / oversees enterprise-wide data management priorities and strategy.
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
•ERM reviews and approves all material extensions of credit, and material changes to such extensions of credit (such as changes in term, collateral structure or covenants), in accordance with assigned credit-approval authorities;
•Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the Credit Committee, a sub-committee of the CMRC. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority may be granted to individuals outside of ERM;
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
Structure and Organization
The Credit and Global Markets Risk group within ERM is responsible for the assessment, approval and monitoring of credit risk across our business. The group is managed centrally, has dedicated teams in a number of locations worldwide, and is responsible for related policies and procedures, and for our internal credit-rating systems and methodologies. In addition, the group, in conjunction with the business units, establishes measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual sectors, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
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
The previously described CMRC (refer to "Risk Committees") has primary responsibility for the oversight, review and approval of the credit risk
State Street Corporation | 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
guidelines and policies. Credit risk guidelines and policies are reviewed periodically, but at least annually.
The Credit Committee, a sub-committee of the CMRC, has responsibility for assigning credit authority and approving the largest and higher-risk extensions of credit to individual counterparties or groups of counterparties.
CMRC provides periodic updates to MRAC and the Board's RC.
Credit Ratings
We perform initial and ongoing reviews to exercise due diligence on the creditworthiness of our counterparties when conducting any business with them or approving any credit limits.
This due diligence process generally includes the assignment of an internal credit rating, which is determined by the use of internally developed and validated methodologies, scorecards and a 15-grade rating scale. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment; qualitative and quantitative inputs are captured in a replicable manner and, following a formal review and approval process, an internal credit rating based on our rating scale is assigned. We generally rate our counterparties individually, although some counterparties defined by us as low-risk are rated on a pooled basis. Credit ratings are reviewed and approved by the Credit and Global Markets Risk group or its delegates. We evaluate and rate the credit risk of our counterparties on an ongoing basis. To facilitate comparability across the portfolio, counterparties within a given sector are rated using a risk-rating tool developed for that sector.
Our risk-rating methodologies are approved for use by the Portfolio Risk Committee, a subcommittee of the CMRC, after completion of internal model validation processes, and are subject to an annual review, including re-validation.
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
More specifically, our internal risk rating system is used for the following purposes:
•The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for our products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;
•The automation of limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines, based on the counterparty’s probability-of-default;
•The development of approval authority matrices based on PD; riskier counterparties with higher PDs require higher levels of approval for a comparable PD and limit size compared to less risky counterparties with lower PDs;
•The analysis of risk concentration trends using historical PD and exposure-at-default (or EAD), data;
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
•The aggregation and comparison of counterparty exposures with risk appetite levels to determine if businesses are maintaining appropriate risk levels; and
•The determination of our regulatory capital requirements for the AIRB set forth in the Basel framework.
Credit Risk Mitigation
We seek to limit our credit exposure and reduce any potential credit losses through the use of various types of credit risk mitigation. The Basel III final rule permits us to reflect the application of credit risk mitigation when it meets the standards outlined therein. Examples of forms of credit risk mitigation include collateral, netting, guarantees and secured interest in non-financial assets. Where possible, we apply the recognition of collateral, guarantees and secured interest over non-financial assets to mitigate overall risk within our counterparty credit portfolio. While credit default swaps are permitted under the Basel III final rule, we do not actively use credit default swaps as a risk mitigation tool.
State Street Corporation | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Collateral
In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, this collateral is typically in the form of cash, as well as highly-rated and/or liquid securities (i.e. government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. Collateral serves to reduce the risk of loss inherent in an exposure. However, changing market values of the collateral we hold, unexpected increases in the credit exposure to a client or counterparty, reductions in the value or change in the type of securities held by us, as well as operational errors or errors in the manner in which we seek to exercise our rights, may reduce the risk mitigation effects of collateral or result in other security interests not being effective to reduce potential credit exposure. While collateral is often an alternative source of repayment, it does not replace the requirement within our policies and guidelines for high-quality underwriting standards. We also may choose to incur credit exposure without the benefit of collateral or other risk mitigating credits rights.
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
Key aspects of this credit risk reporting structure include governance and oversight groups and policies that define standards for the reporting of credit risk, data aggregation and sourcing systems.
The Credit and Global Markets Risk group routinely assesses the composition of our overall credit risk portfolio for alignment with our stated risk appetite. This assessment includes routine analysis and reporting of the portfolio, monitoring of market-based indicators, the assessment of industry trends and developments and regular reviews of concentrated risks. The Credit and Global Markets Risk group is also responsible, in conjunction with the business units, for defining the appetite for credit risk in the major sectors in which we have a concentration of business activities. These sector-level risk appetite statements, which include counterparty selection criteria and granular underwriting guidelines, are reviewed periodically and approved by the CMRC.
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
We maintain an active "watch list" for all counterparties. The watch list status denotes a concern with some aspect of a counterparty's risk profile that warrants closer monitoring of the counterparty's financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the watch list by ERM at its sole discretion.
Counterparties on the watch list generally correspond with the non-investment grade or near
State Street Corporation | 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
non-investment grade ratings established by the major independent credit-rating agencies. The watch list also includes any counterparties rated “Special Mention,” “Substandard,” “Doubtful” and “Loss.”
The Credit and Global Markets Risk group maintains primary responsibility for our watch list processes, and generates a quarterly report of all watch list counterparties. The watch list is formally reviewed at least on a quarterly basis, with participation from senior ERM staff, and representatives from the business units and our corporate finance and legal groups as appropriate. These meetings include a review of individual watch list counterparties, together with credit limits and prevailing exposures, and are focused on actions to contain, reduce or eliminate the risk of loss to us. Identified actions are documented and monitored.
Controls
GCR provides a separate level of surveillance and oversight over the integrity of our credit risk management processes, including the internal risk-rating system. GCR reviews counterparty credit ratings for all identified sectors on an ongoing basis. GCR is subject to oversight by the CMRC, and provides periodic updates to the Board’s RC.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to support our financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-
balance sheet credit exposure. The two components together represent the Allowance for Credit Losses. Review and evaluation of the adequacy of the Allowance for Credit Losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparty risk. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of expected losses.
The economic forecast utilized throughout 2021 reflects observed and expected improvements in both credit quality and economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in "Supervision and Regulation" in Business in this Form 10-K, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Absent
State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of December 31, 2021, the value of our Parent Company's net liquid assets totaled $482 million, compared with $492 million as of December 31, 2020, which amount does not include available liquidity through SSIF. As of December 31, 2021, our Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended December 31, 2021 and December 31, 2020, daily average LCR for the Parent Company was 105% and 108%, respectively, with the lower daily average LCR for the quarter ended December 31, 2021 driven primarily by higher deposits. The Parent Company LCR does not benefit from the increase in higher deposits as their HQLA is partially restricted by a cap on the HQLA from State Street Bank and Trust under the U.S. LCR final rule as it prohibits the upstreaming of liquidity to the Parent Company under stress. The average HQLA for the Parent Company under the LCR final rule definition was $159.36 billion and $143.61 billion, post-prescribed haircuts, for the quarters ended December 31, 2021 and December 31, 2020, respectively. The increase in average HQLA for the quarter ended December 31, 2021, compared to the quarter ended December 31, 2020, was primarily due to a higher level of client deposits. For the quarter ended December 31, 2021, LCR for State Street Bank and Trust was approximately 129%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR final rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $83.48 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended December 31, 2021, and $75.68 billion for the quarter ended December 31, 2020. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of December 31, 2021 and December 31, 2020, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2021 and December 31, 2020, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $99.47 billion for the quarter ended December 31, 2021, compared to $89.12 billion for the quarter ended December 31, 2020.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $33.03 billion and $34.21 billion and standby letters of credit totaling $3.24 billion and $3.33 billion as of December 31, 2021 and December 31, 2020, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2021, approximately 76% of our unfunded commitments to extend credit and 43% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation" in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both December 31, 2021 and December 31, 2020, approximately 65% of our average total deposit balances were denominated in U.S. dollars, approximately 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.58 billion and $3.41 billion as of December 31, 2021 and December 31, 2020, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.11 billion, as of December 31, 2021, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both December 31, 2021 and December 31, 2020, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs, including accommodating the transaction and cash management needs of our clients. The total amount remaining for issuance under the registration statement is $3.75 billion as of December 31, 2021. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On March 3, 2021, we issued $850 million aggregate principal amount of 2.200% Senior Subordinated Notes due 2031.
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock to provide partial funding for our $3.5 billion planned acquisition of the BBH Investor Services business. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion.
On November 18, 2021, we issued $500 million aggregate principal amount of 1.684% Fixed-to-Floating Rate Senior Notes due 2027.
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
As of December 31, 2021
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
State Street Corporation | 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 32: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2021, except for the interest portions of long-term debt and finance leases.

TABLE 32: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2021	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$—	$5,131	$3,816	$4,364	$13,311
Operating leases	158	257	172	162	749
Finance lease obligations(2)	71	89	10	—	170
Tax liability	—	35	27	—	62
Total contractual cash obligations	$229	$5,512	$4,025	$4,526	$14,292

(1) Long-term debt excludes finance lease obligations (presented as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2021.
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
•Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2021 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 32: Long-Term Contractual Cash Obligations.

TABLE 33: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2021
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$385,740	$—	$—	$—	$385,740
Unfunded credit facilities	22,082	6,410	4,252	282	33,026
Standby letters of credit	1,377	1,287	573	—	3,237
Purchase obligations(2)	86	158	114	15	373
Total commercial commitments	$409,285	$7,855	$4,939	$297	$422,376

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
The Operational Risk Committee, chaired by the global head of Operational Risk, provides cross-business oversight of operational risk, operational risk programs and their implementation to identify, measure, manage and control operational risk in an effective and consistent manner and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.
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
•CIS establishes the framework, policies and related programs to measure, monitor and report on information security risks, including the effectiveness of cybersecurity program protections. CIS defines and manages the enterprise-wide information security program. CIS coordinates with Information Technology, control functions and business units to support the confidentiality, integrity and availability of corporate information assets. CIS identifies and employs a risk-based methodology consistent with applicable regulatory cybersecurity requirements and monitors the compliance of our systems with information security policies; and
•Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across our business.
Our operational risk framework consists of five components, each described below, which provide a working structure that integrates distinct risk programs into a continuous process focused on managing and measuring operational risk in a coordinated and consistent manner.
Risk Identification and Assessments
The objective of risk identification and assessments is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across our business using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations, including business-specific programs to identify, assess and measure risk, such as new business and product review and approval, new client screening, and, as deemed appropriate, targeted risk assessments. Two primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:
•The risk and control assessment program seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from these activities. These risks are typically frequent in nature but generally not severe in terms of exposure; and
•The Material Risk Identification process utilizes a bottom-up approach to identify our most significant risk exposures across all on- and off-balance sheet risk-taking activities. The program is specifically designed to consider risks that could have a material impact irrespective of their likelihood or frequency. This can include risks that may have an impact on longer-term business objectives, such as significant change management activities or long-term strategic initiatives.
Capital Analysis
The primary measurement tool used is an internally developed loss distribution approach (LDA) model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $3.64 billion and $45.60 billion, respectively, as of December 31, 2021, compared to $3.53 billion and $44.15 billion, respectively, as of December 31, 2020; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
The LDA model incorporates the three required operational risk elements described below:
•Internal loss event data is collected from across our business in conformity with our operating loss policy that establishes the
State Street Corporation | 100

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
requirements for collecting and reporting individual loss events. We categorize the data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a UOM which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, Incident Capture and Management System (ICAMS), to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides our frequency and severity information to our capital calculation process for historical loss events experienced by us. Internal loss event data may be incorporated into our LDA model in a future quarter following the realization of the losses, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our LDA model and our operational risk RWA under the advanced approaches depending on the severity of the loss event, its categorization among the seven Basel-defined UOMs and the stability of the distributional approach for a particular UOM;
•External loss event data provides information with respect to loss event severity from other financial institutions to inform our capital estimation process of events in similar business units at other banking organizations. This information supplements the data pool available for use in our LDA model. Assessments of the sufficiency of internal data and the relevance of external data are completed before pooling the two data sources for use in our LDA model; and
•Business environment and internal control factors are gathered from internal loss event data and business-relevant metrics, such as risk assessment program results, along with industry loss event data and case studies where appropriate. Business environment and internal control factors are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk. The use of this information indirectly influences our calculation of required capital by providing additional relevant data to workshop participants when reviewing specific UOM risks.
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
Effectiveness and Testing
The objective of effectiveness and testing is to verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively. It is achieved through a series of assessments by both internal and external parties, independent registered public accounting firms, business self-assessments and other control function reviews, such as a Sarbanes-Oxley Act of 2002 (SOX) testing program.
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
•Assessing effectiveness of key enterprise information technology risk and internal control remediation programs; and
•Providing risk oversight, challenge and monitoring for the Global Continuity and Third Party Vendor Management Program, including the collection of risk appetite, metrics and key risk indicators, and reviewing issue management processes and consistent program adoption.
State Street Corporation | 102

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cybersecurity Risk Management
Cybersecurity risk is managed as part of our overall information technology risk framework as outlined above under the direction of our Chief Information Security Officer.
We recognize the significance of cyber-attacks and have taken steps to mitigate the risks associated with them. We have made significant investments in building a mature cybersecurity program to leverage people, technology and processes to protect our systems and the data in our care. We have also implemented a program to help us better measure and manage the cybersecurity risk we face when we engage with third parties for services.
All employees are required to adhere to our cybersecurity policy and standards. Our centralized information security group provides education and training. This training includes a required annual online training class for all employees, multiple simulated phishing attacks and regular information security awareness materials.
We employ Information Security Officers to help the business better understand and manage their information security risks, as well as to work with the centralized Information Security team to drive awareness and compliance throughout the business.
We use independent third parties to perform ethical hacks of key systems to help us better understand the effectiveness of our controls and to better implement more effective controls, and we engage with third parties to conduct reviews of our overall program to help us better align our cybersecurity program with what is required of a large financial services organization.
We have an incident response program in place that is designed to enable a well-coordinated response to mitigate the impact of cyber-attacks, recover from the attack and to drive the appropriate level of communication to internal and external stakeholders.
The TORC assesses and manages the effectiveness of our cybersecurity program, which is overseen by the TOPS of our Board. The TOPS receives regular cybersecurity updates throughout the year and is responsible for reviewing and approving the program on an annual basis.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2021, the notional amount of these derivative contracts was $2.60 trillion, of which $2.58 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
The previously described CMRC (refer to "Risk Committees") oversees all market risk-taking activities across our business associated with trading. The CMRC, which reports to MRAC, is composed of members of ERM, our global markets business and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge and expertise. The CMRC meets regularly to monitor the management of our trading market risk activities.
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
•Daily monitoring, analysis and reporting of market risk exposures associated with trading activities against market risk limits;
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
We use our CAP to assess our overall capital and liquidity in relation to our risk profile and provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. With respect to market risk associated with trading activities, our risk management and our calculations of regulatory capital are based primarily on our internal VaR models and stress testing analysis. As discussed in detail under “Value-at-Risk and Stressed VaR” below, VaR is measured daily by ERM.
The CMRC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for
State Street Corporation | 104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits are designed to prevent any undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the Board's RC.
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
Our covered positions consist primarily of the trading portfolios held by our global markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as foreign exchange spot, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures and interest rate futures. New activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our trading and market risk guidelines. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the CMRC.
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
Stress testing results and limits are actively monitored on a daily basis by ERM and reported to the CMRC. Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the CMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
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
We experienced one back-testing exception in 2021 and three back-testing exceptions in 2020. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year). The 2021 back-testing exception has been attributed to dislocation in FX markets caused by greater demand for funding over year-end periods. The 2020 back-testing exceptions were all noted during the March 2020 market turmoil where some of the largest risk factor shifts since the 2007/2008 financial crisis were observed.
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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2021 and 2020, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 34: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2021			As of December 31, 2021	Year Ended December 31, 2020			As of December 31, 2020
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$15,214	$30,485	$5,252	$16,998	$12,430	$33,991	$5,220	$9,321
Global Treasury	3,189	9,762	220	3,556	2,899	8,874	112	4,015
Diversification	(2,115)	(7,958)	1,024	(4,519)	(2,253)	(9,062)	(121)	(4,068)
Total VaR	$16,288	$32,289	$6,496	$16,035	$13,076	$33,803	$5,211	$9,268

TABLE 35: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2021			As of December 31, 2021	Year Ended December 31, 2020			As of December 31, 2020
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$41,698	$101,535	$13,037	$65,840	$35,031	$84,755	$15,399	$35,999
Global Treasury	9,601	29,651	814	12,419	7,895	23,533	587	8,555
Diversification	(5,607)	(20,018)	2,918	(17,505)	(6,330)	(23,570)	1,620	(1,106)
Total Stressed VaR	$45,692	$111,168	$16,769	$60,754	$36,596	$84,718	$17,606	$43,448
The average and period-end stressed VaR-based measures were approximately $46 million and $61 million, respectively, for the year ended December 31, 2021, compared to $37 million and $43 million, respectively, for the year ended December 31, 2020. The increase in the average and period-end VaR-based and stressed VaR-based measures was primarily due to higher residual interest rate positions throughout the year. With regards to our VaR-based measure, the model uses a two-year historical observation period, and as such, the measure is still driven by the heightened market volatility experienced during the early stages of the COVID-19 pandemic, primarily with respect to FX rates and interest rates.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2021 and 2020, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 36: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2021			As of December 31, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,945	$16,424	$108	$2,977	$8,880	$179
Global Treasury	531	3,688	—	33	4,257	—
Diversification	(877)	(3,682)	—	(42)	(2,246)	—
Total VaR	$6,599	$16,430	$108	$2,968	$10,891	$179
State Street Corporation | 108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 37: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2021			As of December 31, 2020
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$9,445	$63,368	$157	$5,102	$39,615	$265
Global Treasury	667	13,218	—	83	8,465	—
Diversification	(1,551)	(17,500)	—	(51)	(8,102)	—
Total Stressed VaR	$8,561	$59,086	$157	$5,134	$39,978	$265

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. The baseline view of NII is updated on a regular basis. Relative to December 31, 2020, the December 31, 2021 baseline forecast reflects an increased balance sheet size. Table 38, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2021 and December 31, 2020. Our December 31, 2021 baseline forecast includes the expectation of three rate hikes by the Federal Reserve over the next 12 months.

TABLE 38: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2021		December 31, 2020
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.25%	1.77%	0.25%	0.93%
12-month forward rates	1.00	1.95	0.25	1.12
In Table 39: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances are assumed to remain consistent with the baseline forecast. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.
State Street Corporation | 109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 39: NET INTEREST INCOME SENSITIVITY
	December 31, 2021(2)			December 31, 2020
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$447	$306	$753	$410	$172	$582
–100 bps shock	384	(39)	345	591	196	787
Steeper yield curve:
'+100 bps shift in long-end rates(1)	114	16	130	135	3	138
'-100 bps shift in short-end rates(1)	519	(22)	497	743	199	942
Flatter yield curve:
'+100 bps shift in short-end rates(1)	337	290	627	282	168	450
'-100 bps shift in long-end rates(1)	(132)	(16)	(148)	(141)	(3)	(144)

(1) The short end is 0-3 months. The long end is 5 years and above. Interim term points are interpolated.
(2) Does not reflect any impact of our planned acquisition of the BBH Investor Services business.
As of December 31, 2021, NII is expected to benefit from an increase in interest rates. Compared to December 31, 2020, our NII is more sensitive to parallel rate increases primarily driven by higher levels of deposits partially offset by higher expected client deposit betas as rates rise. Our projection of an NII benefit to an upward rate shock of +100bps assumes deposit betas are similar to the 2016-2017 rising rate cycle. Our projection also assumes that baseline deposit levels remain relatively consistent with fourth quarter 2021 averages. We expect that our NII benefit in the +100bps scenarios would be lower if either deposit levels decline relative to our baseline or client deposit betas are higher than the prior rising rate cycle.
Our NII is expected to benefit from a -100 bps rate shock due to assets with contractual floors, primarily in our lending portfolio, but compared to December 31, 2020, the benefit has decreased primarily due to the expectation that some central banks will raise rates over the next 12 months. This expectation widens the margin on client deposits in our baseline, but compresses them in lower rate scenarios.
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

TABLE 40: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2021	2020
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,380)	$(1,603)
–200 bps shock	3,829	5,538
As of December 31, 2021, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2020, our sensitivity in the up 200 bps shock scenario decreased due to higher client deposits and an increase in expected prepayment speeds on agency RMBS, partially offset by growth in our securities portfolio and interest rate hedging activity.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Risk Management."

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
•A model development process that focuses on sound design and computational accuracy, and includes activities designed to assess data quality, to test for robustness, stability and sensitivity to assumptions, and to conduct ongoing monitoring of model performance; and
•An independent model validation function designed to verify that models are conceptually sound, computationally accurate, are performing as expected, and are in line with their intended use.
The MRM Framework, highlighted above, also provides insight and guidance into addressing key model risks that arise.
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM's MRM group. The model validation results and/or a decision by the Model Risk Committee must permit model usage or the model may not be used.
ERM’s MRM group is responsible for defining the corporate-wide model risk management framework, maintaining policies that achieve the framework’s objectives. All regulatory capital calculation models, including any artificial intelligence and machine learning models, must comply with the model risk management framework and corresponding policies. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model validation, model risk reporting, model performance monitoring, tracking of new model development status and committee-level review and challenge.
MRC, which is composed of senior managers responsible for representing functional areas and business units with key models across the organization, reports to MRAC, and provides guidance and oversight to the MRM function.
Model Development and Ongoing Monitoring
Models are developed under standards governing data sourcing, methodology selection and model integrity testing. Model development includes a statement of purpose to align development with intended use. It may also include a comparison of alternative approaches to promote a sound modeling approach.
Model developers conduct an assessment of data quality and relevance. The development teams conduct a variety of tests of the accuracy, robustness and stability of each model.
Model owners submit models to the MVG for validation on a regular basis, as per the existing policy. The model owners also conduct ongoing monitoring of each model.
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
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved”, “Approved with conditions”, or “Not Approved”.  There are three ways in which a model can be deemed “Not approved for
State Street Corporation | 111

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Use” given a validation:  1) the aggregation of the model scoring within MRM’s Model Risk Rating System (MRRS) model is poor enough to result in a “high” rating, 2) the scoring of one or more MRRS model element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model, or 3) the remediation action is not properly taken by the due date resulting in a severe compliance breach that undercuts the model rating. Second, these decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be reported to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
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
On March 5, 2021, the Intercontinental Exchange Benchmark Administration announced, in conjunction with the United Kingdom Financial Conduct Authority (FCA), that it would cease the publication of GBP, EUR, Swiss Franc and the Japanese Yen LIBOR settings for all tenors, as well as one week and two months U.S. dollar LIBOR settings, on December 31, 2021 and would cease the publication of overnight and twelve months U.S. dollar LIBOR settings on June 30, 2023.
We have established a process to identify, assess, plan for and remediate the use of LIBOR and other reference rates affected by reference rate reform that addresses both direct exposures on our balance sheet, and, more importantly, the use of LIBOR in our various service provider roles to our customers. This process is led by a wide, multi-disciplinary LIBOR program management office (“LIBOR PMO”), established in September 2018, that will continue to lead our transition efforts through June of 2023.
The LIBOR PMO reports regularly to executive management of the firm and our key regulators on progress with respect to client communications, updating quantitative models and information technology systems, managing vendors, contracts remediation, adoption of alternative reference rates for various financial products and services, evaluation of fallback provisions contained in LIBOR-priced loans, investment securities, derivatives and long-term debt and general operational readiness for each stage of the transition.
Most of the work identified by the LIBOR PMO for implementation of the transition is substantially complete, and contingency plans have been developed to deal with identified uncertainties. No incremental material investments are expected to be needed for systems and processes related to the transition. Potential risks that could impact our remediation efforts include overall transition readiness across the industry, third party vendor dependencies and resource constraints from the concentration of remediation activities at key points in the transition process.
Our direct on balance sheet exposures to LIBOR are limited and primarily include assets held in the investment portfolio, certain loans made through Global Credit Finance and issuances of long-term debt and preferred stock. We have planned for, and are prepared to transition our remaining on balance sheet exposures in a manner consistent with regulatory guidance and the availability of interim solutions for various legacy LIBOR contracts. We will not originate or issue new LIBOR-based loans or
State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
long-term debt, and any purchases of LIBOR-based investment securities will be screened for adequate fallback language. Our remaining exposure outstanding at June 2023 is largely governed by existing fallback language, or jurisdictional legislation that provides for appropriate fallback provisions. Our financial performance depends, in part, on our ability to adapt to market changes promptly, while avoiding increased related expenses or operational errors. Substantial risks and uncertainties are associated with the market transition away from the use of LIBOR as an interest rate benchmark used to determine amounts payable under, and the value of, relevant financial instruments and contracts.
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
Capital Adequacy Process (CAP)
Our primary federal banking regulator is the Federal Reserve. Both we and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our Parent Company to maintain its status as a financial holding company. Accordingly, one of our primary objectives with respect to capital management is to exceed all applicable minimum regulatory capital requirements and for State Street Bank to be “well capitalized” under the PCA guidelines established by the FDIC. Our capital management activities are conducted as part of our corporate-wide CAP and associated Capital Policy and Guidelines.
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
Our minimum risk-based capital ratios as of January 1, 2021 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Based on a calculation date of December 31, 2019, our current G-SIB surcharge, through December 31, 2022, is 1.0%. Based on a calculation date of December 31, 2020, our G-SIB surcharge beginning January 1, 2023 could have been 1.5%. However, in May 2021, the Federal Reserve granted our request for relief relating to the effects of the MMLF program on the calculation of our G-SIB surcharge. As a result of this relief, our G-SIB surcharge for 2023 will remain at 1.0%.

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

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$11,291	$11,291	$10,709	$10,709	$13,047	$13,047	$12,893	$12,893
Retained earnings			25,238	25,238	23,442	23,442	15,700	15,700	12,939	12,939
Accumulated other comprehensive income (loss)			(1,133)	(1,133)	187	187	(926)	(926)	371	371
Treasury stock, at cost			(10,009)	(10,009)	(10,609)	(10,609)	—	—	—	—
Total			25,387	25,387	23,729	23,729	27,821	27,821	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,935)	(8,935)	(9,019)	(9,019)	(8,667)	(8,667)	(8,745)	(8,745)
Other adjustments(1)			(505)	(505)	(333)	(333)	(309)	(309)	(152)	(152)
Common equity tier 1 capital			15,947	15,947	14,377	14,377	18,845	18,845	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			17,923	17,923	16,848	16,848	18,845	18,845	17,306	17,306
Qualifying subordinated long-term debt			1,588	1,588	961	961	752	752	966	966
Allowance for credit losses			—	108	1	148	—	108	10	148
Total capital			$19,511	$19,619	$17,810	$17,957	$19,597	$19,705	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$63,735	$109,554	$63,367	$114,892	$57,405	$106,405	$58,960	$110,797
Operational risk(3)			45,550	NA	44,150	NA	42,813	NA	43,663	NA
Market risk			2,113	2,113	2,188	2,188	2,113	2,113	2,188	2,188
Total risk-weighted assets			$111,398	$111,667	$109,705	$117,080	$102,331	$108,518	$104,811	$112,985
Adjusted quarterly average assets			$293,567	$293,567	$263,490	$263,490	$290,403	$290,403	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2020 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	14.3%	14.3%	13.1%	12.3%	18.4%	17.4%	16.5%	15.3%
Tier 1 capital	9.5	9.5	16.1	16.1	15.4	14.4	18.4	17.4	16.5	15.3
Total capital	11.5	11.5	17.5	17.6	16.2	15.3	19.2	18.2	17.4	16.3

(1) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(2) Under the advanced approaches, credit risk RWA includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter (OTC) derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
NA Not applicable
Our CET1 capital increased $1.57 billion as of December 31, 2021 compared to December 31, 2020, primarily driven by net income and the issuance of common stock, partially offset by accumulated other comprehensive income and dividend distributions in the year ended December 31, 2021.
Our Tier 1 capital increased $1.08 billion as of December 31, 2021 compared to December 31, 2020 under both the advanced approaches and standardized approach due to the increase in CET1 capital, partially offset by the partial redemption of the Series F preferred stock.
Our Tier 2 capital increased under the advanced approaches and standardized approach, as of December 31, 2021 compared to December 31, 2020, by $0.63 billion and $0.59 billion, respectively, mainly driven by the issuance of our Tier 2 qualifying debt.
State Street Corporation | 116

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total capital increased under the advanced approaches and standardized approach, as of December 31, 2021 compared to December 31, 2020, by $1.70 billion and $1.66 billion, respectively, mainly driven by the increase in our Tier 1 capital and Tier 2 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the years ended December 31, 2021 and 2020.

TABLE 42: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December, 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,377	$14,377	$12,213	$12,213
Net income	2,693	2,693	2,420	2,420
Changes in treasury stock, at cost	600	600	(400)	(400)
Dividends declared	(897)	(897)	(886)	(886)
Goodwill and other intangible assets, net of associated deferred tax liabilities	84	84	93	93
Effect of certain items in accumulated other comprehensive income (loss)	(1,320)	(1,320)	1,057	1,057
Other adjustments	410	410	(120)	(120)
Changes in common equity tier 1 capital	1,570	1,570	2,164	2,164
Common equity tier 1 capital balance, end of period	15,947	15,947	14,377	14,377
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,848	16,848	15,175	15,175
Changes in common equity tier 1 capital	1,570	1,570	2,164	2,164
Net issuance (redemption) of preferred stock	(495)	(495)	(491)	(491)
Changes in tier 1 capital	1,075	1,075	1,673	1,673
Tier 1 capital balance, end of period	17,923	17,923	16,848	16,848
Tier 2 capital:
Tier 2 capital balance, beginning of period	962	1,109	1,100	1,185
Net issuance and changes in long-term debt qualifying as tier 2	627	627	(134)	(134)
Changes in allowance for credit losses	(1)	(40)	(4)	58
Changes in tier 2 capital	626	587	(138)	(76)
Tier 2 capital balance, end of period	1,588	1,696	962	1,109
Total capital:
Total capital balance, beginning of period	17,810	17,957	16,275	16,360
Changes in tier 1 capital	1,075	1,075	1,673	1,673
Changes in tier 2 capital	626	587	(138)	(76)
Total capital balance, end of period	$19,511	$19,619	$17,810	$17,957
The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2021 and 2020.

TABLE 43: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2021	Basel III Standardized Approach December 31, 2020
Total risk-weighted assets, beginning of period	$109,705	$104,364	$117,080	$104,005
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(476)	3,008	(707)	1,762
Net increase in loans	2,017	2,973	946	3,638
Net increase (decrease) in securitization exposures	(404)	578	(489)	351
Net increase (decrease) in repo-style transaction exposures	(440)	1,763	(1,658)	3,895
Net increase (decrease) in over-the-counter derivatives exposures(1)	(1,353)	780	(863)	457
Net increase (decrease) in all other(2)	1,024	(498)	(2,567)	2,422
Net increase (decrease) in credit risk-weighted assets	368	8,604	(5,338)	12,525
Net increase (decrease) in market risk-weighted assets	(75)	550	(75)	550
Net increase (decrease) in operational risk-weighted assets	1,400	(3,813)	N/A	N/A
Total risk-weighted assets, end of period	$111,398	$109,705	$111,667	$117,080

(1) Under the advanced approaches, includes CVA RWA.
(2)Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks and equity exposures.
NA Not applicable.
State Street Corporation | 117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2021, total advanced approaches RWA increased $1.69 billion compared to December 31, 2020, primarily due to an increase in operational risk RWA and credit risk RWA. The increase in operational risk RWA was primarily due to an increase in the frequency of certain operational loss events. The increase in credit risk RWA was primarily driven by an increase in loans RWA, partially offset by a decrease in over-the-counter derivatives RWA.
As of December 31, 2021, total standardized approach RWA decreased $5.41 billion compared to December 31, 2020, primarily due to lower credit risk RWA. The decrease in credit risk RWA was primarily driven by a decrease in all other RWA, repo-style transactions RWA, and over-the-counter derivatives RWA, partially offset by an increase in loans RWA.
The regulatory capital ratios as of December 31, 2021, presented in Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2021, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total RWA, and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined
UOM, and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations.
Due to the influence of changes in these advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, specific to us or market activities or experiences or other updates or factors, we expect that our advanced systems and our capital ratios calculated in conformity with the Basel III final rule will change and may be volatile over time, and that those latter changes or volatility could be material as calculated and measured from period to period. We and State Street Bank are subject to further regulatory guidance, action, and rule-making.
State Street Corporation | 118

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Tier 1 and Supplementary Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a supplementary leverage ratio. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The Tier 1 leverage ratio differs from the SLR primarily in that the denominator of the Tier 1 leverage ratio is a quarterly average of on-balance sheet assets, while the SLR includes both on-balance sheet and certain off-balance sheet exposures. We must maintain a minimum Tier 1 leverage ratio of 4%.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain an additional 2% SLR buffer in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.

TABLE 44: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2021	December 31, 2020
State Street:
Tier 1 capital	$17,923	$16,848
Average assets	303,007	277,055
Less: adjustments for deductions from tier 1 capital and other	(9,440)	(13,565)
Adjusted average assets for Tier 1 leverage ratio	293,567	263,490
Derivatives and repo-style transactions and off-balance sheet exposures	32,985	34,379
Adjustments for deductions of qualifying central bank deposits	(84,113)	(90,322)
Total assets for SLR	$242,439	$207,547
Tier 1 leverage ratio(1)	6.1%	6.4%
Supplementary leverage ratio	7.4	8.1

State Street Bank(2):
Tier 1 capital	$18,845	$17,306
Average assets	299,379	273,599
Less: adjustments for deductions from tier 1 capital and other	(8,976)	(13,110)
Adjusted average assets for Tier 1 leverage ratio	290,403	260,489
Off-balance sheet exposures	32,985	38,591
Adjustments for deductions of qualifying central bank deposits	(84,113)	(80,935)
Total assets for SLR	$239,275	$218,145
Tier 1 leverage ratio (1)	6.5%	6.6%
Supplementary leverage ratio	7.9	7.9

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

Total Loss-Absorbing Capacity (TLAC)
The Federal Reserve's final rule on TLAC, LTD, and clean holding company requirements for U.S. domiciled G-SIBs, such as us, is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards, and requires us, among other things, to comply with minimum requirements for external TLAC and LTD. Specifically, we must hold:

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
As of April 1, 2020, the TLAC and LTD requirements calibrated to the SLR denominator to reflect the deduction of certain central bank balances as prescribed by the regulatory relief implemented under the EGRRCPA.
The following table presents external LTD and external TLAC as of December 31, 2021.

TABLE 45: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2021
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity (eligible Tier 1 regulatory capacity and long-term debt):
Risk-weighted assets	$31,231	28.0%	$24,008	21.5%
Supplementary leverage exposure	31,231	12.9	23,032	9.5
Long-term debt:
Risk-weighted assets	13,308	11.9	7,817	7.0
Supplementary leverage exposure	13,308	5.5	10,910	4.5
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
In November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule that, among other things, implements the SA-CCR, a new methodology for calculating the exposure amount for derivative contracts. Under the final rule, which became effective on January 1, 2022, we will have the option to use the SA-CCR or the IMM to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We will be required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Additionally, we will have to apply a revised formula to determine the RWA amount of our central counterparty default fund contributions. Applying the SA-CCR to our derivative exposures as of December 31, 2021, in place of then-applicable Current Exposure Method (CEM), under the standardized approach, with all else equal, would on a pro- forma basis increase our total RWA as of that date by approximately 10%. As part of a plan to partially offset these SA-CCR RWA impacts, various business actions have been identified for optimization and completion in the first half of 2022.
On March 4, 2020, the U.S. federal banking agencies issued the SCB final rule that replaces, under the standardized approach, the capital conservation buffer (2.5%) with a SCB calculated as the difference between an institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. Based on our results from the 2021 supervisory stress test, our SCB for the period of October 1, 2021 through September 2022 is set at the minimum of 2.5% of RWA.
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended December 31, 2021, we deducted $84.1 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
On October 20, 2020, the Federal Reserve and other U.S. federal banking agencies issued a final rule that requires us and State Street Bank to make certain deductions from regulatory capital for investments in certain unsecured debt instruments, including eligible LTD under the TLAC rule, issued by the Parent Company and other U.S. and foreign G-SIBs. The final rule became effective on April 1, 2021.
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
On August 10, 2020, the Federal Reserve confirmed that our SCB was 2.5% for the period starting on October 1, 2020 and ending on September 30, 2021.
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
On June 24, 2021, we were notified by the Federal Reserve of the results from the 2021 supervisory stress test. Our SCB calculated under this supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which was effective starting October 1, 2021 and will run through September 30, 2022. The Federal Reserve also lifted the restrictions on capital distributions implemented in response to the COVID-19 pandemic and we are currently governed in our capital distributions by minimum capital requirements inclusive of the SCB.
For additional information about regulatory developments, refer to the "Regulatory Capital Adequacy and Liquidity Standards" section of "Supervision and Regulation" in Business in this Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2021:

TABLE 46: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.7998% effective December 15, 2021	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 47: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	5,900	1.48	44	5,900	1.48	44
Series F	3,808	38.08	15	6,223	62.23	47
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$114			$152
Common Stock
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our planned acquisition of the BBH Investor Services business.
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
In connection with our planned acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
The table below presents the activity under our common share repurchase program for the period indicated:

TABLE 48: SHARES REPURCHASED
	Year Ended December 31, 2021
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
	11.2	$80.00	$900

	Year Ended December 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500
State Street Corporation | 122

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 49: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.18	$779	$2.08	$734
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
Stock purchases may be made using various types of transactions, including open market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including investment opportunities, our capital position, our financial performance, market conditions and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $385.74 billion and $440.88 billion as of December 31, 2021 and December 31, 2020, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $404.12 billion and $463.27 billion as collateral for indemnified securities on loan as of December 31, 2021 and December 31, 2020, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $404.12 billion and $463.27 billion, referenced above, $61.56 billion and $54.43 billion was invested in indemnified repurchase agreements as of December 31, 2021 and December 31, 2020, respectively. We or our agents held $67.01 billion and $58.09 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2021 and December 31, 2020, respectively.
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
Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2021 allowance for credit losses consisted of three scenarios. The baseline scenario reflects ongoing GDP growth and falling unemployment in 2022, generally in line with market expectations, and consistent with waning COVID transmission and improved supply chains. The upside scenario reflects a faster recovery in consumer spending and stronger productivity growth in 2022 relative to the baseline scenario. The downside scenario contemplates a double-dip recession due to resurgent COVID infections that results in negative GDP growth, rising unemployment, and deteriorating credit conditions in early 2022. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.
Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2021 would have been approximately $50 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.
Additional information about our allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-K.
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
In 2021, we assessed goodwill for impairment using a qualitative assessment. Based on our evaluation of the qualitative factors noted above, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its
State Street Corporation | 125

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respective carrying amount. We determined there was no goodwill impairment in 2021.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process.  First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset's net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value.  We evaluate intangible assets for indicators of impairment on a quarterly basis. There were no impairments taken on other intangible assets in 2021.
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
State Street Corporation | 126

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

State Street Corporation | 127

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the “Corporation”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
State Street Corporation | 128

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

Servicing Fee Revenue

Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.5 billion for the year ended December 31, 2021. As disclosed in Notes 24 and 25 of the consolidated financial statements, servicing fee revenue involves revenue streams from various products which include custody, product accounting, daily pricing and administration, master trust and master custody, depotbank services (a fund oversight role created by non-US regulation), record-keeping, cash management, and investment manager and alternative investment manager operations outsourcing. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.

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

Among other procedures, to test servicing fee revenue, we selected a sample of client contracts and analyzed the contracts to determine whether terms that may have an impact on revenue recognition, including performance obligations and specified fees, were identified and properly considered in the evaluation of the accounting for the contracts. In addition, we reperformed the calculation of revenue for a sample of revenue transactions. We also agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue. For a selection of clients, we inquired of the business teams involved in contract negotiations to assess the state of those negotiations and any effect on accrued servicing fees. We obtained third party confirmation of the client balance due for a sample of servicing fees receivable.

/s/ Ernst & Young LLP
We have served as the Corporation's auditor since 1972.
Boston, Massachusetts
February 17, 2022
State Street Corporation | 129

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Fee revenue:
Servicing fees	$5,549	$5,167	$5,074
Management fees	2,053	1,880	1,824
Foreign exchange trading services	1,211	1,363	1,058
Securities finance	416	356	471
Software and processing fees	783	733	720
Total fee revenue	10,012	9,499	9,147
Net interest income:
Interest income	1,908	2,575	3,941
Interest expense	3	375	1,375
Net interest income	1,905	2,200	2,566
Other income:
Gains (losses) from sales of available-for-sale securities, net	57	4	(1)
Other income	53	—	44
Total other income	110	4	43
Total revenue	12,027	11,703	11,756
Provision for credit losses	(33)	88	10
Expenses:
Compensation and employee benefits	4,554	4,450	4,541
Information systems and communications	1,661	1,550	1,465
Transaction processing services	1,024	978	983
Occupancy	444	489	470
Acquisition and restructuring costs	65	50	77
Amortization of other intangible assets	245	234	236
Other	896	965	1,262
Total expenses	8,889	8,716	9,034
Income before income tax expense	3,171	2,899	2,712
Income tax expense	478	479	470
Net income	$2,693	$2,420	$2,242
Net income available to common shareholders	$2,572	$2,257	$2,009
Earnings per common share:
Basic	$7.30	$6.40	$5.43
Diluted	7.19	6.32	5.38
Average common shares outstanding (in thousands):
Basic	352,565	352,865	369,911
Diluted	357,962	357,106	373,666
Cash dividends declared per common share	$2.18	$2.08	$1.98

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 130

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income	$2,693	$2,420	$2,242
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $86, ($40) and $2, respectively	(413)	488	(9)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($344), $165 and $212, respectively	(912)	436	545
Net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $6, $1 and $6, respectively	16	3	18
Non-credit impairment on held-to-maturity securities previously identified under ASC 320, net of related taxes of $0, $0 and $1, respectively (1)	—	—	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($24), $46 and $9, respectively	(59)	127	25
Net unrealized gains (losses) on retirement plans, net of related taxes of $16, $3 and $(8), respectively	48	9	(16)
Other comprehensive income (loss)	(1,320)	1,063	564
Total comprehensive income	$1,373	$3,483	$2,806

(1) We adopted ASC 326, on January 1, 2020. Non-credit impairment on HTM securities was previously recognized under ASC 320.

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 131

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2021	December 31, 2020
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,631	$3,467
Interest-bearing deposits with banks	106,358	116,960
Securities purchased under resale agreements	3,012	3,106
Trading account assets	758	815
Investment securities available-for-sale (less allowance for credit losses of $2 and $0)	73,399	59,048
Investment securities held-to-maturity purchased under money market liquidity facility (less allowance for credit losses of $0 and $1) (fair value of $0 and $3,304)	—	3,299
Investment securities held-to-maturity (less allowance for credit losses of $0 and $2) (fair value of $42,271 and $50,003)	42,430	48,929
Loans (less allowance for credit losses on loans of $87 and $122)	32,445	27,803
Premises and equipment (net of accumulated depreciation of $5,391 and $4,825)	2,261	2,154
Accrued interest and fees receivable	3,278	3,105
Goodwill	7,621	7,683
Other intangible assets	1,816	1,827
Other assets	37,615	36,510
Total assets	$314,624	$314,706
Liabilities:
Deposits:
Non-interest-bearing	$56,461	$49,439
Interest-bearing - U.S.	102,985	102,331
Interest-bearing - non-U.S.	95,589	88,028
Total deposits	255,035	239,798
Securities sold under repurchase agreements	1,575	3,413
Short term borrowings under money market liquidity facility	—	3,302
Other short-term borrowings	128	685
Accrued expenses and other liabilities	17,048	27,503
Long-term debt	13,475	13,805
Total liabilities	287,261	288,506
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	742
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 365,982,820 and 353,156,279 shares outstanding	504	504
Surplus	10,787	10,205
Retained earnings	25,238	23,442
Accumulated other comprehensive income (loss)	(1,133)	187
Treasury stock, at cost (137,896,822 and 150,723,363 shares)	(10,009)	(10,609)
Total shareholders’ equity	27,363	26,200
Total liabilities and shareholders' equity	$314,624	$314,706
The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 132

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2018	$3,690	503,880	$504	$10,061	$20,553	$(1,356)	123,933	$(8,715)	$24,737
Reclassification of certain tax effects(1)					84	(84)			—
Net income					2,242				2,242
Other comprehensive income						564			564
Preferred stock redeemed	(728)				(22)				(750)
Cash dividends declared:
Common stock - 1.98 per share					(728)				(728)
Preferred stock					(210)				(210)
Common stock acquired							24,884	(1,600)	(1,600)
Common stock awards exercised				95			(2,295)	103	198
Other				(24)	(1)		(32)	3	(22)
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					2,420				2,420
Other comprehensive income						1,063			1,063
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $2.08 per share					(734)				(734)
Preferred stock					(152)				(152)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				72			(2,233)	100	172
Other				1	(1)		2	—	—
Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					2,693				2,693
Other comprehensive (loss)						(1,320)			(1,320)
Common stock issued				516			(21,724)	1,384	1,900
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $2.18 per share					(779)				(779)
Preferred stock					(114)				(114)
Common stock acquired							11,250	(900)	(900)
Common stock awards exercised				48			(2,350)	116	164
Other				18	1		(2)	—	19
Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	$27,363

(1) Represents the reclassification from accumulated other comprehensive income into retained earnings as a result of our adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2019.

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 133

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2021	2020	2019
Operating Activities:
Net income	$2,693	$2,420	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(162)	(194)	(130)
Amortization of other intangible assets	245	234	236
Other non-cash adjustments for depreciation, amortization and accretion, net	1,312	1,276	1,101
Losses (gains) related to investment securities, net	(57)	(4)	1
Provision for credit losses	(33)	88	10
Change in trading account assets, net	57	99	(54)
Change in accrued interest and fees receivable, net	(173)	127	(28)
Change in collateral deposits, net	(7,662)	(2,951)	287
Change in unrealized losses (gains) on foreign exchange derivatives, net	(3,448)	3,652	2,034
Change in other assets, net	691	(1,406)	(713)
Change in accrued expenses and other liabilities, net	(574)	(170)	294
Other, net	401	361	410
Net cash (used in) provided by operating activities	(6,710)	3,532	5,690
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	10,602	(47,995)	4,075
Net (increase) decrease in securities purchased under resale agreements	94	(1,619)	3,192
Proceeds from sales of available-for-sale securities	12,822	2,645	5,642
Proceeds from maturities of available-for-sale securities	23,484	23,644	20,407
Purchases of available-for-sale securities	(53,750)	(37,873)	(38,164)
Purchases of held-to-maturity securities under the MMLF program	—	(29,242)	—
Proceeds from maturities of held-to-maturity securities under the MMLF program	3,299	25,984	—
Proceeds from maturities of held-to-maturity securities	15,586	15,179	10,390
Purchases of held-to-maturity securities	(8,583)	(13,981)	(6,938)
Sale of loans	172	324	131
Net (increase) in loans	(4,779)	(1,939)	(650)
Business acquisitions, net of cash acquired	(346)	—	(54)
Divestitures	13	—	—
Purchases of equity investments and other long-term assets	(216)	(1,436)	(647)
Purchases of premises and equipment, net	(811)	(560)	(730)
Other, net	241	1,335	720
Net cash provided by (used in) investing activities	(2,172)	(65,534)	(2,626)
Financing Activities:
Net (decrease) in time deposits	(363)	(33,466)	(11,255)
Net increase in all other deposits	15,611	91,391	12,767
Net (decrease) increase in securities sold under repurchase agreements	(1,838)	2,311	20
Net (decrease) increase in short-term borrowings under money market liquidity facility	(3,302)	3,302	—
Net (decrease) in other short-term borrowings	(557)	(154)	(2,253)
Proceeds from issuance of long-term debt, net of issuance costs	1,343	2,489	1,495
Payments for long-term debt and obligations under finance leases	(1,443)	(1,724)	(402)
Payments for redemption of preferred stock	(500)	(500)	(750)
Proceeds from issuance of common stock, net of issuance costs	1,900	—	—
Repurchases of common stock	(900)	(515)	(1,585)
Repurchases of common stock for employee tax withholding	(39)	(78)	(81)
Payments for cash dividends	(866)	(889)	(930)
Net cash provided by (used in) financing activities	9,046	62,167	(2,974)
Net increase	164	165	90
Cash and due from banks at beginning of period	3,467	3,302	3,212
Cash and due from banks at end of period	$3,631	$3,467	$3,302

Supplemental disclosure:
Interest paid	$37	$375	$1,382
Income taxes paid, net	559	403	510

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
We have two lines of business:
Investment Servicing, through State Street Institutional Services, State Street Global Markets, State Street Digital and CRD, provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is CRD, which we acquired in 2018. The Charles River Investment Management System is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. In 2021, we further expanded our technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand.
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
For securities sold under repurchase agreements collateralized by our investment securities portfolio, the dollar value of the securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements are recorded on a net basis when specific netting criteria are met.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	137
Investment Securities	Note	3	Page	144
Loans	Note	4	Page	149
Goodwill and Other Intangible Assets	Note	5	Page	154
Derivative Financial Instruments	Note	10	Page	158
Offsetting Arrangements	Note	11	Page	162
Contingencies	Note	13	Page	166
Variable Interest Entities	Note	14	Page	168
Equity-Based Compensation	Note	18	Page	173
Income Taxes	Note	22	Page	177
Earnings Per Common Share	Note	23	Page	179
Revenue from Contracts with Customers	Note	25	Page	181

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Developments
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was effective as of March 12, 2020. The guidance (1) provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting in relation to the transition from LIBOR and other rates impacted by reference rate reform to alternative reference rates; and (2) allows a one-time election to transfer to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Reference Rate Reform - Scope, which clarifies that the scope of the initial accounting relief includes derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform.
In the fourth quarter of 2021, we made the one-time election to reclassify to AFS certain HTM securities that reference an interest rate affected by reference rate reform. Securities with a book value of $438 million referencing LIBOR and other eligible reference rates were reclassified from HTM to AFS. We recognized a $72 million unrealized gain in AOCI on the reclassification of such securities and a $58 million realized gain on securities reclassified and subsequently sold.
We also elected to apply certain optional expedients related to hedge accounting and contract modification with no significant impact on the 2021 results.
Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted as of December 31, 2021; none are expected to have a material impact to our financial statements.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2021 and 2020.
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
Our level 3 financial assets and liabilities are similar in structure and profile to our level 1 and level 2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is therefore less observable.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:
State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2021
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	—	134	—		134
Other	—	585	—		585
Total trading account assets	39	719	—		758
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	17,939	—	—		17,939
Mortgage-backed securities	—	18,208	—		18,208
Total U.S. Treasury and federal agencies	17,939	18,208	—		36,147
Non-U.S. debt securities:
Mortgage-backed securities	—	1,995	—		1,995
Asset-backed securities	—	2,087	—		2,087
Non-U.S. sovereign, supranational and non-U.S. agency	—	23,547	—		23,547
Other	—	3,098	—		3,098
Total non-U.S. debt securities	—	30,727	—		30,727
Asset-backed securities:
Student loans	—	211	—		211
Collateralized loan obligations	—	2,155	—		2,155
Non-agency CMBS and RMBS(2)	—	52	—		52
Other	—	91	—		91
Total asset-backed securities	—	2,509	—		2,509
State and political subdivisions	—	1,272	—		1,272
Other U.S. debt securities	—	2,744	—		2,744
Total available-for-sale investment securities	17,939	55,460	—		73,399
Other assets:
Derivative instruments:
Foreign exchange contracts	2	15,183	—	$(11,079)	4,106
Interest rate contracts	2	—	—	—	2
Total derivative instruments	4	15,183	—	(11,079)	4,108
Other	—	667	—	—	667
Total assets carried at fair value	$17,982	$72,029	$—	$(11,079)	$78,932
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$1	$15,824	$—	$(10,395)	$5,430
Other derivative contracts	—	301	—	—	301
Total derivative instruments	1	16,125	—	(10,395)	5,731
Total liabilities carried at fair value	$1	$16,125	$—	$(10,395)	$5,731

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.97 billion and $1.28 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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

State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity related to our level 3 financial assets during the years ended December 31, 2021 and 2020, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2021 and 2020, transfers into level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the years ended December 31, 2021 and 2020, transfers out of level 3 were mainly related to collateralized loan obligations, certain non-U.S. debt securities and a U.S. corporate bond, for which fair value was measured using prices based on observable market information.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(120)	$—
Total asset-backed securities	14	—	—	106	—	—	—	(120)	—
Other U.S. debt securities	—	—	—	—	—	—	15	(15)	—
Total available-for-sale investment securities	14	—	—	106	—	—	15	(135)	—
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(3)	—	1	—	—	—	—	—	$(1)
Total derivative instruments	2	(3)	—	1	—	—	—	—	—	(1)
Total assets carried at fair value	$16	$(3)	$—	$107	$—	$—	$15	$(135)	$—	$(1)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of December 31, 2021	As of December 31, 2020	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2021			As of December 31, 2021	As of December 31, 2020
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$—	$2	Option model	Volatility	5.3%	-	15.9%	15.2%	7.9%
Total	$—	$2
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$1	Option model	Volatility	14.7%	-	14.7%	14.7%	7.7%
Total	$—	$1

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
State Street Corporation | 142

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2021
Financial Assets:
Cash and due from banks	$3,631	$3,631	$3,631	$—	$—
Interest-bearing deposits with banks	106,358	106,358	—	106,358	—
Securities purchased under resale agreements	3,012	3,012	—	3,012	—
Investment securities held-to-maturity	42,430	42,271	2,160	40,111	—
Net loans(1)	32,445	32,528	—	29,862	2,666
Other(2)	1	1	—	1	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$56,461	$56,461	$—	$56,461	$—
Interest-bearing - U.S.	102,985	102,985	—	102,985	—
Interest-bearing - non-U.S.	95,589	95,589	—	95,589	—
Securities sold under repurchase agreements	1,575	1,575	—	1,575	—
Other short-term borrowings	128	128	—	128	—
Long-term debt	13,475	13,552	—	13,385	167
Other(2)	1	1	—	1	—

(1) Includes $8 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2021.
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
State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized			Fair Value
(In millions)		Gains	Losses			Gains		Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$18,111	$24	$196	$17,939	$6,453	$123		$1	$6,575
Mortgage-backed securities	18,154	148	94	18,208	13,891	421		7	14,305
Total U.S. Treasury and federal agencies	36,265	172	290	36,147	20,344	544		8	20,880
Non-U.S. debt securities:
Mortgage-backed securities	1,986	12	3	1,995	1,994	4		2	1,996
Asset-backed securities(1)	2,087	2	2	2,087	2,294	1		4	2,291
Non-U.S. sovereign, supranational and non-U.S. agency	23,533	114	100	23,547	21,769	321		3	22,087
Other(2)	3,113	17	32	3,098	3,297	58		—	3,355
Total non-U.S. debt securities	30,719	145	137	30,727	29,354	384		9	29,729
Asset-backed securities:
Student loans(3)	209	2	—	211	313	2		1	314
Collateralized loan obligations(4)	2,155	2	2	2,155	2,969	3		6	2,966
Non-agency CMBS and RMBS(5)	52	—	—	52	76	2		—	78
Other	90	1	—	91	90	—		—	90
Total asset-backed securities	2,506	5	2	2,509	3,448	7		7	3,448
State and political subdivisions(6)	1,216	59	3	1,272	1,470	80		2	1,548
Other U.S. debt securities(7)	2,734	23	13	2,744	3,371	72		—	3,443
Total available-for-sale securities	$73,440	$404	$445	$73,399	$57,987	$1,087		$26	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,170	$10	$—	$2,180	$6,057	$83		$—	$6,140
Mortgage-backed securities	33,481	362	578	33,265	36,901	955		67	37,789
Total U.S. Treasury and federal agencies	35,651	372	578	35,445	42,958	1,038		67	43,929
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	—	303	68		4	367
Non-U.S. sovereign, supranational and non-U.S. agency	1,564	—	9	1,555	342	—		—	342
Total non-U.S. debt securities	1,564	—	9	1,555	645	68		4	709
Asset-backed securities:
Student loans(3)	4,908	48	14	4,942	4,774	33		25	4,782
Non-agency CMBS and RMBS(8)	307	22	—	329	554	30	1	1	583
Total asset-backed securities	5,215	70	14	5,271	5,328	63		26	5,365
Total(9)	42,430	442	601	42,271	48,931	1,169		97	50,003
Held-to-maturity under money market mutual fund liquidity facility(9)	—	—	—	—	3,300	4		—	3,304
Total held-to-maturity securities	$42,430	$442	$601	$42,271	$52,231	$1,173		$97	$53,307

(1) As of December 31, 2021 and December 31, 2020, the fair value includes non-U.S. collateralized loan obligations of $0.83 billion and $0.96 billion, respectively.
(2) As of December 31, 2021 and December 31, 2020, the fair value includes non-U.S. corporate bonds of $1.53 billion and $1.88 billion, respectively,
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(5) Consists entirely of non-agency CMBS as of both December 31, 2021 and December 31, 2020.
(6) As of December 31, 2021 and December 31, 2020, the fair value of state and political subdivisions includes securities in trusts of $0.52 billion and $0.70 billion, respectively. Additional information about these trusts is provided in Note 14.
(7) As of December 31, 2021 and December 31, 2020, the fair value of U.S. corporate bonds was $2.44 billion and $3.44 billion, respectively.
(8) As of December 31, 2021 and December 31, 2020, the total amortized cost included $292 million and $464 million, respectively, of non-agency CMBS and $14 million and $90 million of non-agency RMBS, respectively.
(9) As of December 31, 2021 and 2020, we recognized an allowance for credit losses on all HTM securities of $0 million and $3 million, respectively, inclusive of $0 million and $1 million, respectively, related to HTM securities purchased under the money market mutual fund liquidity facility.

State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate investment securities with carrying values of approximately $80.81 billion and $70.57 billion as of December 31, 2021 and December 31, 2020, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2021, 2020 and 2019, $1.25 billion, $8.60 billion and $3.98 million, respectively, of agency MBS, previously classified as AFS, were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $12 million , $120 million and $49 million as of December 31, 2021, 2020 and 2019, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 1 to 36 years).
In 2021, we transferred $438 million of HTM debt securities that referenced LIBOR and other discontinued reference rates to AFS. $378 million of these securities were sold resulting in a pre-tax gain of $58 million.
In 2021, 2020 and 2019, proceeds from sales of AFS securities was approximately $12.82 billion, $2.65 billion and $5.64 billion, respectively, primarily driven by MBS, ABS, municipal bonds and supranationals, resulting in a pre-tax gain of approximately $57 million in 2021, a pre-tax gain of approximately $4 million in 2020 and a pre-tax loss less than $1 million in 2019.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,749	$194	$1,624	$2	$16,373	$196
Mortgage-backed securities	10,417	80	369	14	10,786	94
Total U.S. Treasury and federal agencies	25,166	274	1,993	16	27,159	290
Non-U.S. debt securities:
Mortgage-backed securities	577	3	30	—	607	3
Asset-backed securities	1,021	2	127	—	1,148	2
Non-U.S. sovereign, supranational and non-U.S. agency	10,406	97	63	3	10,469	100
Other	1,570	31	19	1	1,589	32
Total non-U.S. debt securities	13,574	133	239	4	13,813	137
Asset-backed securities:
Collateralized loan obligations	1,268	2	—	—	1,268	2
Total asset-backed securities	1,268	2	—	—	1,268	2
State and political subdivisions	10	—	45	3	55	3
Other U.S. debt securities	1,214	13	—	—	1,214	13
Total	$41,232	$422	$2,277	$23	$43,509	$445

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,636	$1	$—	$—	$1,636	$1
Mortgage-backed securities	1,394	7	63	—	1,457	7
Total U.S. Treasury and federal agencies	3,030	8	63	—	3,093	8
Asset-backed securities:
Student loans	31	—	197	1	228	1
Collateralized loan obligations	1,498	4	369	2	1,867	6
Total asset-backed securities	1,529	4	566	3	2,095	7
Non-U.S. debt securities:
Mortgage-backed securities	600	1	120	1	720	2
Asset-backed securities	1,015	3	446	1	1,461	4
Non-U.S. sovereign, supranational and non-U.S. agency	489	—	—	—	489	—
Other	715	3	80	—	795	3
Total non-U.S. debt securities	2,819	7	646	2	3,465	9
State and political subdivisions	95	—	76	2	171	2
Other U.S. debt securities	17	—	—	—	17	—
Total	$7,490	$19	$1,351	$7	$8,841	$26
State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2021. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2021
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,977	$1,976	$15,090	$14,912	$1,044	$1,051	$—	$—	$18,111	$17,939
Mortgage-backed securities	71	73	839	846	7,619	7,620	9,625	9,669	18,154	18,208
Total U.S. Treasury and federal agencies	2,048	2,049	15,929	15,758	8,663	8,671	9,625	9,669	36,265	36,147
Non-U.S. debt securities:
Mortgage-backed securities	164	164	526	527	33	33	1,263	1,271	1,986	1,995
Asset-backed securities	303	302	1,040	1,041	454	454	290	290	2,087	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	4,472	4,480	16,329	16,336	2,717	2,717	15	14	23,533	23,547
Other	823	826	1,954	1,943	279	275	57	54	3,113	3,098
Total non-U.S. debt securities	5,762	5,772	19,849	19,847	3,483	3,479	1,625	1,629	30,719	30,727
Asset-backed securities:
Student loans	113	115	—	—	—	—	96	96	209	211
Collateralized loan obligations	147	147	482	483	1,085	1,084	441	441	2,155	2,155
Non-agency CMBS and RMBS	—	—	—	—	—	—	52	52	52	52
Other	—	—	—	—	90	91	—	—	90	91
Total asset-backed securities	260	262	482	483	1,175	1,175	589	589	2,506	2,509
State and political subdivisions	177	180	491	512	466	499	82	81	1,216	1,272
Other U.S. debt securities	998	1,002	1,696	1,699	40	43	—	—	2,734	2,744
Total	$9,245	$9,265	$38,447	$38,299	$13,827	$13,867	$11,921	$11,968	$73,440	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,150	$2,159	$3	$3	$1	$1	$16	$17	$2,170	$2,180
Mortgage-backed securities	148	151	393	399	4,651	4,591	28,289	28,124	33,481	33,265
Total U.S. Treasury and federal agencies	2,298	2,310	396	402	4,652	4,592	28,305	28,141	35,651	35,445
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	345	345	1,218	1,209	1	1	—	—	1,564	1,555
Total non-U.S. debt securities	345	345	1,218	1,209	1	1	—	—	1,564	1,555
Asset-backed securities:
Student loans	341	335	48	47	971	984	3,548	3,576	4,908	4,942
Non-agency CMBS and RMBS	87	95	144	144	—	—	76	90	307	329
Total asset-backed securities	428	430	192	191	971	984	3,624	3,666	5,215	5,271
Total	$3,071	$3,085	$1,806	$1,802	$5,624	$5,577	$31,929	$31,807	$42,430	$42,271
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
We monitor the credit quality of the HTM investment securities using a variety of methods, including both external and internal credit ratings.
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
Our allowance for credit losses on our HTM securities was approximately nil and $3 million as of December 31, 2021 and 2020, respectively, inclusive of nil and $1 million, respectively related to HTM securities purchased under the money market mutual fund liquidity facility.
We have elected to not record an allowance on accrued interest for HTM securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
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
Our allowance for credit losses on our AFS securities was approximately $2 million and nil as of December 31, 2021 and 2020, respectively,
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
As of December 31, 2021, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
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
State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recorded less than $1 million of OTTI, included in other income, in the year ended December 31, 2019, which resulted from adverse changes in the timing of expected future cash flows from non-U.S. mortgage- and asset backed securities.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1,046 million and $123 million related to 954 and 503 securities as of December 31, 2021 and December 31, 2020, respectively, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	December 31, 2021	December 31, 2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,396	$11,531
Leveraged loans	3,106	2,923
Overdrafts	1,796	1,894
Other(3)	2,262	2,688
Commercial real estate	2,554	2,096
Total domestic	22,114	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,778	4,432
Leveraged loans	1,328	1,242
Overdrafts	1,312	1,088
Other(3)	—	31
Total foreign	10,418	6,793
Total loans(2)	32,532	27,925
Allowance for credit losses	(87)	(122)
Loans, net of allowance	$32,445	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $9,147 million private equity capital call finance loans, $6,397 million loans to real money funds, $2,913 million collateralized loan obligations in loan form and $1,387 million loans to business development companies as of December 31, 2021, compared to $8,380 million private equity capital call finance loans, $6,391 million loans to real money funds, and $821 million loans to business development companies as of December 31, 2020.
(3) Includes $1,784 million securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021 and $1,911 million securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients, as well as collateralized loan obligations in loan form. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2021 and December 31, 2020, the loans pledged as collateral totaled $10.80 billion and $8.07 billion, respectively.
State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of both December 31, 2021 and December 31, 2020, we had no loans on non-accrual status.
We purchased $2,913 million of collateralized loan obligations in loan form, which were all investment grade as of December 31, 2021.
We sold $181 million of leveraged loans in 2021, of which $8 million remained unsettled and was held for sale as of December 31, 2021. We recorded a charge-off against the allowance for these loans prior to the sale of these loans of $2 million in 2021.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the years ended December 31, 2021 and 2020.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of December 31, 2021, we had 9 loans for $232 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $11 million as of December 31, 2021 on these loans.
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
Credit Quality
Credit quality for financial assets held at amortized cost is continuously monitored by management and is reflected within the allowance for credit losses.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2021.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 84% of our loans were rated as investment grade as of December 31, 2021 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 15% of our loans as of December 31, 2021, and are concentrated in leveraged loans. Approximately 94% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of December 31, 2021.
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
State Street Corporation | 151

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

December 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,974	$2,222	$27,196
Speculative	4,714	270	4,984
Special mention	118	62	180
Substandard	164	—	164
Total(1)(2)	$29,970	$2,554	$32,524

December 31, 2020	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$20,859	$1,724	$22,583
Speculative	4,852	372	5,224
Special mention	67	—	67
Substandard	34	—	34
Doubtful	17	—	17
Total(1)	$25,829	$2,096	$27,925

(1) Loans Include $3,108 million and $2,982 million of overdrafts as of December 31, 2021 and December 31, 2020, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of December 31, 2021, $2,944 million overdrafts were investment grade and $164 million overdrafts were speculative.
(2) Total does not include $8 million of loans classified as held-for-sale as of December 31, 2021.
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
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2021. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.
State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,988	$59	$347	$2	$37	$—	$13,591	$16,024
Speculative	1,096	351	706	425	350	7	343	3,278
Special mention	—	—	70	29	19	—	—	118
Substandard	—	5	71	56	8	—	—	140
Total commercial and financing	$3,084	$415	$1,194	$512	$414	$7	$13,934	$19,560

Commercial real estate:
Risk Rating:
Investment grade	$580	$129	$383	$657	$276	$197	$—	$2,222
Speculative	24	49	149	20	—	28	—	270
Special mention	—	—	22	40	—	—	—	62
Total commercial real estate	$604	$178	$554	$717	$276	$225	$—	$2,554

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,087	$—	$—	$—	$—	$—	$4,863	$8,950
Speculative	561	201	264	204	120	31	55	1,436
Substandard	—			24				24
Total commercial and financing	$4,648	$201	$264	$228	$120	$31	$4,918	$10,410

Total loans(2)	$8,336	$794	$2,012	$1,457	$810	$263	$18,852	$32,524

(1) Any reserve associated with accrued interest is not material. As of December 31, 2021, accrued interest receivable of $86 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $8 million of loans classified as held-for-sale as of December 31, 2021.
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

State Street Corporation | 153

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity in the allowance for credit losses by portfolio and class for the years ended December 31, 2021 and 2020:

	Year End December 31, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$—	$3	$22	$1	$148
Charge-offs(2)	(2)	—	—	—	—	—	—	(2)
Provision	(29)	(6)	6	2	(3)	(2)	(1)	(33)
FX translation	(5)	1	—	—	—	(1)	—	(5)
Ending balance	$61	$12	$14	$2	$—	$19	$—	$108

(1) Includes $11 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) Related to the sale of leveraged loans in 2021.

	Year Ended December 31, 2020
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
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. We recorded a $33 million release of credit reserves in 2021, which reflected observed and expected improvements in both credit quality and economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2021, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected undiscounted net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income. There were no impairments to goodwill or other intangible assets in 2021, 2020 and 2019.
State Street Corporation | 154

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2019	$7,289	$267	$7,556
Foreign currency translation	124	3	127
Ending balance December 31, 2020	7,413	270	7,683
Acquisitions(2)	66	—	66
Divestitures(3)	(17)	—	(17)
Foreign currency translation	(108)	(3)	(111)
Ending balance December 31, 2021	$7,354	$267	$7,621

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
(3) In the second quarter of 2021, we sold a majority share of our WMS business.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2019	$1,908	$122	$2,030
Amortization	(206)	(28)	(234)
Foreign currency translation	31	—	31
Ending balance December 31, 2020	1,733	94	1,827
Acquisitions(2)	264	—	264
Amortization	(221)	(24)	(245)
Foreign currency translation	(30)	—	(30)
Ending balance December 31, 2021	$1,746	$70	$1,816

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
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,786	$(1,497)	$1,289
Technology	403	(142)	261
Core deposits	696	(451)	245
Other	96	(75)	21
Total	$3,981	$(2,165)	$1,816

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,704	$(1,450)	$1,254
Technology	393	(113)	280
Core deposits	690	(425)	265
Other	107	(79)	28
Total	$3,894	$(2,067)	$1,827
Amortization expense related to other intangible assets was $245 million, $234 million and $236 million in 2021, 2020 and 2019, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2021 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2022	$248
2023	246
2024	239
2025	214
2026	205
State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2021	December 31, 2020
Securities borrowed(1)	$22,300	$18,330
Derivative instruments, net	4,108	5,804
Bank-owned life insurance	3,554	3,479
Investments in joint ventures and other unconsolidated entities	3,162	3,095
Collateral, net	1,011	2,616
Prepaid expenses	612	383
Right-of-use assets	542	720
Income taxes receivable	317	367
Deferred tax assets, net of valuation allowance(2)	254	233
Accounts receivable	236	379
Receivable for securities settlement	213	117
Deposits with clearing organizations	62	58
Other(3)	1,244	929
Total	$37,615	$36,510

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Includes advances of $544 million and $460 million as of December 31, 2021 and December 31, 2020, respectively.
Note 7. Deposits
We had $1.31 billion and $1.68 billion of time deposits outstanding as of December 31, 2021 and December 31, 2020, respectively, all of which were non-US time deposits. As of December 31, 2021 and December 31, 2020, all time deposits were in uninsured accounts not subject to any country specific deposit insurance limits. As of December 31, 2021, all time deposits are scheduled to mature in the next three months. Demand deposit overdrafts of $3.11 billion and $2.98 billion were included as loan balances at December 31, 2021 and 2020, respectively.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, short-term borrowings associated with our tax-exempt investment program (more fully described in Note 14) and other short-term borrowings, including those related to the money market liquidity facility.
Collectively, short-term borrowings had weighted-average interest rates of 0.31% and 0.93% in 2021 and 2020, respectively.
The following table presents information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements			Tax-Exempt Investment Program			Other
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Balance as of December 31	$1,575	$3,413	$1,102	$—	$616	$823	$—	$3,302	$—
Maximum outstanding as of any month-end	1,575	5,373	4,125	616	823	931	—	25,665	—
Average outstanding during the year	667	2,615	1,616	523	771	898	315	8,251	3
Weighted-average interest rate as of year-end	.00%	.00%	.00%	.00%	.23%	1.75%	.00%	1.35%	.00%
Weighted-average interest rate during the year	(.00)	.14	1.90	.31	.78	1.51	.00	1.23	.01
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. Applicable securities with a fair value of $1.23 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2021.
State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about these securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2021.

	Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$1,226	$1,227	$1,575

(1) Collateralized by investment securities.
We maintain an agreement with a clearing organization that enables us to net securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $62.15 billion in 2021 compared to the $100.45 billion reduction in 2020. The decrease in average balance sheet netting, in 2021 compared to 2020, is primarily due to lower FICC repo volumes and lower short-term interest rates.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.11 billion, as of December 31, 2021, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of December 31, 2021 and 2020, there was no balance outstanding on this line of credit.
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2021	2020
Parent Company and Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025	3.55%	Senior notes	2/18; 8/18(1)	$1,370	$1,413
November 19, 2013	November 20, 2023	3.7%	Senior notes	5/20; 11/20(1)	1,043	1,070
December 15, 2014	December 16, 2024	3.3%	Senior notes	6/16; 12/16(1)	1,040	1,075
May 15, 2013	May 15, 2023(2)	3.1%	Subordinated notes	5/15; 11/15	1,022	1,039
November 1, 2019	November 1, 2025	2.354%	Fixed-to-floating rate senior notes	5/1; 11/1(1)	1,019	1,047
March 3, 2021	March 3, 2031	2.2%	Senior subordinated notes	3/3; 9/3	843	—
January 24, 2020	January 24, 2030	2.400%	Senior notes	1/24, 7/24	803	821
May 19, 2016	May 19, 2026	2.65%	Senior notes	5/19; 11/19(1)	779	796
May 15, 2017	May 15, 2023	2.653%	Fixed-to-floating rate senior notes	5/15; 11/15	754	766
March 30, 2020	March 30, 2023	2.825%	Fixed-to-floating rate senior notes	3/30, 9/30	749	748
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3	583	594
November 1, 2019	November 1, 2034(2)	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1	541	546
December 3, 2018	December 3, 2024	3.776%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	523	538
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	499	499
March 30, 2020	March 30, 2026	2.901%	Fixed-to-floating rate senior notes	3/30, 9/30	498	498
March 30, 2020	March 30, 2031	3.152%	Fixed-to-floating rate senior notes	3/30, 9/30	498	497
November 18, 2021	November 18, 2027	1.684%	Fixed-to-floating rate senior notes	5/18; 11/18	497	—
June 21, 1996	June 15, 2026(3)	7.35%	Senior notes	6/15; 12/15	150	150
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	100	100
March 7, 2011	March 7, 2021	4.375%	Senior notes	3/7; 9/7(1)	—	752
May 19, 2016	May 19, 2021	1.95%	Senior notes	5/19; 11/19(1)	—	753

Parent Company and Banking Subsidiaries
Long-term finance leases					164	103
Total long-term debt					$13,475	$13,805

(1) We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2021 and 2020, the carrying value of long-term debt associated with these fair value hedges was $450 million and $691 million, respectively. Refer to Note 10 for additional information about fair value hedges.
(2) The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
(3) We may not redeem notes prior to their maturity.
State Street Corporation | 157

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Parent Company and Banking Subsidiaries
As of December 31, 2021 and 2020, long-term finance leases included $164 million and $103 million, respectively, related to information technology equipment leases entered into in 2021 and our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
Note 10. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. Derivatives in hedge accounting relationships are disclosed according to the type of hedge, such as, fair value, cash flow, or net investment. Derivatives designated as hedging instruments in hedge accounting relationships are carried at fair value with change in fair value recognized in the consolidated statement of income or other comprehensive income (OCI), as appropriate. Derivatives not designated in hedge accounting relationships include those derivatives entered into to support client needs and derivatives used to manage interest rate or foreign currency risk associated with certain assets and liabilities. Such derivatives are carried at fair value with changes in fair value recognized in the consolidated statement of income.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net gain associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2021 is approximately $60 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$9,604	$2,842
Foreign exchange contracts:
Forward, swap and spot	2,569,449	2,640,989
Options purchased	328	946
Options written	210	661
Futures	2,359	1,980
Other:
Stable value contracts(1)	32,868	32,359
Deferred value awards(2)	308	332
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	15,100	7,449
Foreign exchange contracts:
Forward and swap	6,700	5,221

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,126	$25,939	$15,790	$25,811
Other derivative contracts	—	—	301	157
Total	$15,126	$25,939	$16,091	$25,968

Derivatives designated as hedging instruments:
Foreign exchange contracts	$59	$4	$35	$116
Interest rate contracts	2	1	—	42
Total	$61	$5	$35	$158

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2021	2020	2019
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$811	$922	$630
Foreign exchange contracts	Interest expense	68	63	(153)
Interest rate contracts	Foreign exchange trading services revenue	3	3	(3)
Other derivative contracts(1)	Compensation and employee benefits	(332)	(189)	(205)
Total		$550	$799	$269

(1) Amount in 2021 reflects a deferred compensation expense acceleration of $147 million associated with an amendment of certain outstanding cash settled deferred incentive compensation awards.
The following tables show the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,026	$(64)	$514
Available-for-sale securities	3,551	—	24

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$10,519	$3	$688
Available-for-sale securities	2,330	2	43

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and December 31, 2020, the total notional amount of the interest rate swaps of fair value hedges was $6.95 billion and $2.60 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,					Years Ended December 31,
		2021	2020	2019			2021	2020	2019
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$14	$1	$(4)	Available-for-sale securities(1)	Net interest income	$(19)	$(4)	$2
Interest rate contracts	Net interest income	(76)	566	266	Long-term debt	Net interest income	75	(559)	(255)
Total		$(62)	$567	$262			$56	$(563)	$(253)

(1) In 2021, 2020 and 2019, $16 million, $3 million and $18 million, respectively, of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI.

	Years Ended December 31,				Years Ended December 31,
	2021	2020	2019	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2021	2020	2019
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(78)	$176	$8	Net interest income	$84	$49	$(10)
Foreign exchange contracts	91	(22)	43	Net interest income	11	23	27
Total derivatives designated as cash flow hedges	$13	$154	$51		$95	$72	$17

Derivatives designated as net investment hedges:
Foreign exchange contracts	$272	$(250)	$30	Gains (Losses) related to investment securities, net	$—	$—	$—
Total derivatives designated as net investment hedges	272	(250)	30		—	—	—
Total	$285	$(96)	$81		$95	$72	$17
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of December 31, 2021 totaled approximately $3.36 billion, against which we provided $1.71 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2021, the maximum additional collateral we would be required to post to our counterparties is approximately $1.65 billion.
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
In addition to netting receivables and payables with our derivatives counterparty where a legal and enforceable netting arrangement exists, we also net related cash collateral received and transferred up to the fair value exposure amount.
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
As of December 31, 2021 and December 31, 2020, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $1.60 billion and $6.48 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was nil and $3.88 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,185	$(9,113)	$6,072	$—	$6,072
Interest rate contracts(6)	2	—	2	—	2
Cash collateral and securities netting	NA	(1,966)	(1,966)	(723)	(2,689)
Total derivatives	15,187	(11,079)	4,108	(723)	3,385
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	102,375	(77,063)	25,312	(25,096)	216
Total derivatives and other financial instruments	$117,562	$(88,142)	$29,420	$(25,819)	$3,601
State Street Corporation | 162

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2020
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,943	$(14,271)	$11,672	$—	$11,672
Interest rate contracts(6)	1	—	1	—	1
Cash collateral and securities netting	NA	(5,869)	(5,869)	(1,105)	(6,974)
Total derivatives	25,944	(20,140)	5,804	(1,105)	4,699
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	174,461	(153,025)	21,436	(20,568)	868
Total derivatives and other financial instruments	$200,405	$(173,165)	$27,240	$(21,673)	$5,567

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
(7) Included in the $25.31 billion as of December 31, 2021 were $3.01 billion of resale agreements and $22.30 billion of collateral provided related to securities borrowing. Included in the $21.44 billion as of December 31, 2020 were $3.11 billion of resale agreements and $18.33 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,825	$(9,113)	$6,712	$—	$6,712
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	301	—	301	—	301
Cash collateral and securities netting	NA	(1,282)	(1,282)	(989)	(2,271)
Total derivatives	16,126	(10,395)	5,731	(989)	4,742
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	82,674	(77,063)	5,611	(4,066)	1,545
Total derivatives and other financial instruments	$98,800	$(87,458)	$11,342	$(5,055)	$6,287
State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2020
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,927	$(14,271)	$11,656	$—	$11,656
Interest rate contracts(6)	42	—	42	—	42
Other derivative contracts	157	—	157	—	157
Cash collateral and securities netting	NA	(1,287)	(1,287)	(1,732)	(3,019)
Total derivatives	26,126	(15,558)	10,568	(1,732)	8,836
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	165,793	(153,025)	12,768	(12,448)	320
Total derivatives and other financial instruments	$191,919	$(168,583)	$23,336	$(14,180)	$9,156

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
(7) Included in the $5.61 billion as of December 31, 2021 were $1.57 billion of repurchase agreements and $4.04 billion of collateral received related to securities lending transactions. Included in the $12.77 billion as of December 31, 2020 were $3.41 billion of repurchase agreements and $9.36 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2021					As of December 31, 2020
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$75,266	$—	$—	$—	$75,266	$152,140	$—	$—	$—	$152,140
Total	75,266	—	—	—	75,266	152,140	—	—	—	152,140
Securities lending transactions:
US Treasury and agency securities	—	—	—	—	—	—	—	—	—	—
Corporate debt securities	92	—	—	—	92	110	—	—	—	110
Equity securities	5,964	24	11	1,316	7,315	7,578	56	—	1,156	8,790
Other(1)	1	—	—	—	1	4,753	—	—	—	4,753
Total	6,057	24	11	1,316	7,408	12,441	56	—	1,156	13,653
Gross amount of recognized liabilities for repurchase agreements and securities lending	$81,323	$24	$11	$1,316	$82,674	$164,581	$56	$—	$1,156	$165,793

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	December 31, 2021	December 31, 2020
Commitments:
Unfunded credit facilities	$33,026	$34,213
Guarantees(1):
Indemnified securities financing	$385,740	$440,875
Standby letters of credit	3,237	3,330

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
As of December 31, 2021, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2021	December 31, 2020
Fair value of indemnified securities financing	$385,740	$440,875
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	404,121	463,273
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	61,560	54,432
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	67,014	58,092
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2021 and December 31, 2020, we had approximately $22.30 billion and $18.33 billion, respectively, of collateral provided and approximately $4.04 billion and $9.36 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as
State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street. For additional information on our repurchase and reverse repurchase agreements, please refer to Note 11 to the consolidated financial statements in this Form 10-K.
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
As of December 31, 2021, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $15 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2021, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $355 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
In March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under the Employee Retirement Income Security Act. In September 2021, the parties agreed to resolve the matter and filed a stipulation of dismissal. In addition, we have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law.
We resolved potential criminal claims that arose from these matters by entering into a deferred prosecution agreement with the office of the United States Attorney for the District of Massachusetts and paying a $115 million penalty in May 2021. In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter. In reaching this settlement, we neither admitted nor denied the claims in the order, and agreed to pay a civil monetary penalty of $5.5 million. The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by our direct reimbursements of our customers. We paid fines to resolve claims of the Securities Divisions of the Secretaries of the State of Massachusetts and New Hampshire. The costs associated with the settlements discussed above were included in our related previously established accruals for loss contingencies.
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

State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $252 million as of December 31, 2021 decreased from $308 million as of December 31, 2020.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of December 31, 2021 for potential tax exposures.
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
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trust to third-party investors and to us as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. As of December 31, 2020, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $0.70 billion, and other short-term borrowings of $0.62 billion in our consolidated statement of condition in connection with these trusts.
In November 2021, all certificated interests issued by the trusts were repaid. As of December 31, 2021, we carried $0.52 billion of AFS investment securities related to state and political subdivisions previously held by these trusts.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of December 31, 2021, our commitments related to the trusts have been reduced to zero.
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
As of December 31, 2021, we had no consolidated funds. As of December 31, 2020, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $17 million and $4 million, respectively. As of December 31, 2020, our maximum total exposure associated with the consolidated sponsored investment funds totaled $13 million and represented the value of our economic ownership interest in the funds.
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
As of December 31, 2021 and December 31, 2020, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $17 million and $22 million as of December 31, 2021 and December 31, 2020, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
Note 15.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2021:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2021 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	1/4,000th	100,000	25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 3.7998% effective December 15, 2021	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2021			2020
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series C	$—	$—	$—	$1,313	$0.33	$6
Series D	5,900	1.48	44	5,900	1.48	44
Series F	3,808	38.08	15	6,223	62.23	47
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$114			$152
In February 2022, we declared dividends on our series D, F, and G preferred stock of approximately $1,475, $950, and $1,338, respectively, per share, or approximately $0.37, $9.50, and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $2 million, and $7 million on our series D, F, and G preferred stock, respectively, which will be paid in March 2022.
Common Stock
In September 2021, we completed a public offering of approximately 21.7 million shares of our common stock. The offering price was $87.60 per share and net proceeds totaled approximately $1.9 billion. We expect to use these net proceeds to finance our planned acquisition of the BBH Investor Services business.
In June 2019, our Board approved a common share repurchase program authorizing the purchase of up to $2.0 billion of our common stock from July 1, 2019 through June 30, 2020 (the 2019 Program). We repurchased $500 million of our common stock in each of the third and fourth quarters of 2019 and the first quarter of 2020 under the 2019 Program.
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
In connection with our planned acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 under the common share repurchase plan approved by our Board in July 2021, and we do not intend to repurchase any common stock during the first quarter of 2022. We intend to resume our common share repurchases during the second quarter of 2022.
The table below presents the activity under our common share repurchase program for the period indicated:

Year Ended December 31, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
11.2	$80.00	$900

	Year Ended December 31, 2020
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2019 Program	6.5	$77.35	$500

State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2021		2020
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.18	$779	$2.08	$734
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Years Ended December 31,
(In millions)	2021	2020	2019
Net unrealized gains (losses) on cash flow hedges	$(2)	$57	$(70)
Net unrealized gains (losses) on available-for-sale securities portfolio	—	936	426
Net unrealized gains (losses) related to reclassified available-for-sale securities	(31)	(55)	19
Net unrealized gains (losses) on available-for-sale securities	(31)	881	445
Net unrealized (losses) on available-for-sale securities designated in fair value hedges	(17)	(33)	(36)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	68	(204)	46
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)	(2)
Net unrealized (losses) on retirement plans	(130)	(178)	(187)
Foreign currency translation	(1,019)	(334)	(1,072)
Total	$(1,133)	$187	$(876)

The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2019	$(70)	$409	$46	$(2)	$(187)	$(1,072)	$(876)
Other comprehensive income (loss) before reclassifications	179	439	(250)	—	—	738	1,106
Amounts reclassified into (out of) accumulated other comprehensive loss	(52)	—	—	—	9	—	(43)
Other comprehensive income (loss)	127	439	(250)	—	9	738	1,063
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	11	(854)	272	—	1	(685)	(1,255)
Amounts reclassified into (out of) accumulated other comprehensive loss	(70)	(42)	—	—	47	—	(65)
Other comprehensive income (loss)	(59)	(896)	272	—	48	(685)	(1,320)
Balance as of December 31, 2021	$(2)	$(48)	$68	$(2)	$(130)	$(1,019)	$(1,133)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2021	2020
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $(15) and $0, respectively	$(42)	$—	Net gains (losses) from sales of available-for-sale securities
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $25 and $20, respectively	(70)	(52)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $16 and $3, respectively	47	9	Compensation and employee benefits expenses
Total reclassifications into (out of) accumulated other comprehensive loss	$(65)	$(43)
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
As of December 31, 2021, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2021, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2021 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2020	Basel III Standardized Approach December 31, 2020
Common shareholders' equity:
Common stock and related surplus			$11,291	$11,291	$10,709	$10,709	$13,047	$13,047	$12,893	$12,893
Retained earnings			25,238	25,238	23,442	23,442	15,700	15,700	12,939	12,939
Accumulated other comprehensive income (loss)			(1,133)	(1,133)	187	187	(926)	(926)	371	371
Treasury stock, at cost			(10,009)	(10,009)	(10,609)	(10,609)	—	—	—	—
Total			25,387	25,387	23,729	23,729	27,821	27,821	26,203	26,203
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,935)	(8,935)	(9,019)	(9,019)	(8,667)	(8,667)	(8,745)	(8,745)
Other adjustments(1)			(505)	(505)	(333)	(333)	(309)	(309)	(152)	(152)
Common equity tier 1 capital			15,947	15,947	14,377	14,377	18,845	18,845	17,306	17,306
Preferred stock			1,976	1,976	2,471	2,471	—	—	—	—
Tier 1 capital			17,923	17,923	16,848	16,848	18,845	18,845	17,306	17,306
Qualifying subordinated long-term debt			1,588	1,588	961	961	752	752	966	966
Allowance for credit losses			—	108	1	148	—	108	10	148
Total capital			$19,511	$19,619	$17,810	$17,957	$19,597	$19,705	$18,282	$18,420
Risk-weighted assets:
Credit risk(2)			$63,735	$109,554	$63,367	$114,892	$57,405	$106,405	$58,960	$110,797
Operational risk(3)			45,550	NA	44,150	NA	42,813	NA	43,663	NA
Market risk			2,113	2,113	2,188	2,188	2,113	2,113	2,188	2,188
Total risk-weighted assets			$111,398	$111,667	$109,705	$117,080	$102,331	$108,518	$104,811	$112,985
Adjusted quarterly average assets			$293,567	$293,567	$263,490	$263,490	$290,403	$290,403	$260,489	$260,489

Capital Ratios:	2021 Minimum Requirements(4)	2020 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	14.3%	14.3%	13.1%	12.3%	18.4%	17.4%	16.5%	15.3%
Tier 1 capital	9.5	9.5	16.1	16.1	15.4	14.4	18.4	17.4	16.5	15.3
Total capital	11.5	11.5	17.5	17.6	16.2	15.3	19.2	18.2	17.4	16.3
Tier 1 leverage(5)	4.0	4.0	6.1	6.1	6.4	6.4	6.5	6.5	6.6	6.6

(1) Other adjustments within CET1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk based deductions.
(2) Under the advanced approaches, credit risk RWA includes a CVA which reflects the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter (OTC) derivative contracts. We used a simple CVA approach in conformity with the Basel III advanced approaches.
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
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2021	2020	2019
Interest income:
Interest-bearing deposits with banks	$(15)	$76	$416
Investment securities:
Investment securities available-for-sale	572	748	1,023
Investment securities held-to-maturity	665	829	974
Investment securities purchased under money market liquidity facility	4	117	—
Total Investment securities	1,241	1,694	1,997
Securities purchased under resale agreements	27	126	364
Loans	638	624	769
Other interest-earning assets	17	55	395
Total interest income	1,908	2,575	3,941
Interest expense:
Interest-bearing deposits	(263)	(117)	663
Short term borrowings under money market liquidity facility	4	101	—
Securities sold under repurchase agreements	—	4	31
Other short-term borrowings	2	17	21
Long-term debt	219	312	414
Other interest-bearing liabilities	41	58	246
Total interest expense	3	375	1,375
Net interest income	$1,905	$2,200	$2,566
Note 18. Equity-Based Compensation
We record compensation expense for equity-based awards, such as deferred stock and performance awards, based on the closing price of our common stock on the date of grant, adjusted if appropriate, based on the eligibility of the award to receive dividends.
Compensation expense related to equity-based and cash settled stock awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. Compensation expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Compensation expense for common stock awards granted to employees meeting early retirement eligibility criteria is fully expensed on the grant date.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.
The 2017 Stock Incentive Plan, or 2017 Plan, was approved by shareholders in May 2017 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 8.3 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2021, a total of 20.8 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan. As of December 31, 2021, a cumulative total of 15.2 million shares have been awarded under the 2017 Plan, compared to cumulative totals of 11.3 million shares and 7.6 million shares as of December 31, 2020 and 2019, respectively.
The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2021, 3 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2021, a total of 16.9 million shares were available for future issuance under the 2017 Plan.
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
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $259 million, $240 million and $235 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such expense for 2021, 2020 and 2019 excluded a release of $5 million, an expense of $29 million and a release of $4 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the years ended December 31, 2021, 2020 and 2019, no stock appreciation rights were exercised. As of December 31, 2021, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2019	5,834	$74.33
Granted	2,926	63.56
Vested	(2,938)	71.33
Forfeited	(136)	71.79
Outstanding as of December 31, 2020	5,686	69.70
Granted	3,136	69.48
Vested	(2,801)	73.70
Forfeited	(244)	68.77
Outstanding as of December 31, 2021	5,777	67.55
The total fair value of deferred stock awards vested for the years ended December 31, 2021, 2020 and 2019, based on the weighted average grant date fair value in each respective year, was $206 million, $210 million and $220 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $192 million, which is expected to be recognized over a weighted-average period of 2.5 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2019	2,139	$71.82
Granted	811	62.58
Forfeited	(23)	94.91
Paid out	(410)	73.10
Outstanding as of December 31, 2020	2,517	68.42
Granted	802	61.87
Forfeited	(14)	57.66
Paid out	(716)	78.94
Outstanding as of December 31, 2021	2,589	63.54
The total fair value of performance awards vested for the years ended December 31, 2021, 2020 and 2019, based on the weighted average grant date fair value in each respective year, was $57 million, $30 million and $22 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $22 million, which is expected to be recognized over a weighted-average period of 1.9 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Cash Settled Restricted Stock Awards:
Outstanding as of December 31, 2019	—	$—
Granted	—	—
Forfeited	—	—
Paid out	—	—
Outstanding as of December 31, 2020	—	—
Granted	46	69.95
Forfeited	—	—
Paid out	(23)	69.95
Outstanding as of December 31, 2021	23	69.95
State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of cash settled restricted stock awards vested during the year ended December 31, 2021, based on the weighted average grant date fair value, was $2 million. As of December 31, 2021, there was no unrecognized compensation cost related to cash settled restricted stock awards.
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
Note 19.     Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $27 million, $25 million and $8 million in 2021, 2020 and 2019, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.47 billion, $42 million and $3 million, respectively, as of December 31, 2021 and $1.53 billion, $69 million and $4 million, respectively, as of December 31, 2020. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were overfunded by $49 million and underfunded by $15 million as of December 31, 2021 and 2020, respectively. The non-qualified supplemental retirement plans were underfunded by $42 million and $69 million as of December 31, 2021 and 2020, respectively. The other post-retirement benefit plans were underfunded by $3 million and $4 million as of December 31, 2021 and 2020, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $171 million, $168 million and $167 million in 2021, 2020 and 2019, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2021, 2020 and 2019 was $859 million, $858 million and $842 million, respectively.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2021 and 2020, an aggregate net book value of $135 million and $55 million, respectively, for the finance lease related to our One Lincoln Street Boston headquarters was recorded in premises and equipment, with the related liability of $164 million and $103 million, respectively,
State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. As of December 31, 2021, accumulated amortization of the finance lease right-of-use asset was $101 million. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2021 and 2020, interest expense related to the finance lease obligation reflected in NII was $6 million and $9 million, respectively.
As of December 31, 2021, an aggregate net book value of $542 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $689 million recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2021, we have an additional operating lease, primarily for office space, that has not yet commenced with approximately $455 million of undiscounted future minimum lease payments. This lease will commence in fiscal year 2023 with 15 year lease term. These future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2021:

	Years Ended December 31,
(In millions)	2021	2020
Finance lease:
Amortization of right-of-use assets	$27	$20
Interest on lease liabilities	6	9
Total finance lease expense	33	29
Sublease income	(11)	(11)
Net finance lease expense	22	18
Operating lease:
Operating lease expense	147	169
Sublease income	(18)	(16)
Net operating lease expense	129	153
Net lease expense	$151	$171

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$9
Operating cash flows from operating leases	198	192
Financing cash flows from finance leases	47	33
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$69	$38
Finance leases	108	—
The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2021:

(In millions)	Operating Leases	Finance Leases	Total
2022	$158	$71	$229
2023	140	60	200
2024	117	29	146
2025	98	10	108
2026	74	—	74
Thereafter	162	—	162
Total future minimum lease payments	749	170	919
Less imputed interest	(60)	(6)	(66)
Total	$689	$164	$853
The following table presents details related to remaining lease terms and discount rate as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Finance leases	2.6	2.7
Operating leases	5.8	7.1
Weighted-average discount rate:
Finance leases	4%	7%
Operating leases	3%	3%
State Street Corporation | 176

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2021	2020	2019
Professional services	$334	$364	$321
Sales advertising public relations	73	77	114
Regulatory fees and assessments	69	61	73
Securities processing	34	41	75
Bank operations	12	18	43
Insurance	12	14	19
Donations	2	20	51
Other	360	370	566
Total other expenses	$896	$965	$1,262
Acquisition Costs
We recorded approximately $53 million of acquisition costs in 2021 compared to $54 million in 2020 and $79 million in 2019, related to our acquisition of CRD. In addition, we recorded approximately $13 million of acquisition costs in 2021 related to our planned acquisition of the BBH Investor Services business.
Restructuring and Repositioning Charges
Repositioning Charges
In 2021, we recorded a net repositioning benefit of $3 million, consisting of $32 million release of previously accrued severance charges, primarily due to higher attrition and redeployment rates during the COVID-19 pandemic, partially offset by $29 million of occupancy charges related to footprint optimization.
In 2020, we recorded $133 million of repositioning charges, including $82 million of compensation and employee benefits expenses and $51 million of occupancy costs, to further drive automation of processes and organizational simplification enabling workforce rationalization and to reduce our real estate footprint by approximately 13% of our total square footage.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2018	$303	$37	$1	$341
Accruals for Beacon	(2)	—	—	(2)
Accruals for Repositioning Charges	98	12	—	110
Payments and Other Adjustments	(209)	(42)	—	(251)
Accrual Balance at December 31, 2019	190	7	1	198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	190	6	—	196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	(32)	29	—	(3)
Payments and Other Adjustments	(89)	(29)	—	(118)
Accrual Balance at December 31, 2021	$68	$6	$—	$74
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
State Street Corporation | 177

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2021	2020	2019
Current:
Federal	$172	$241	$157
State	142	122	86
Non-U.S.	326	310	357
Total current expense	640	673	600
Deferred:
Federal	(98)	(168)	(6)
State	(61)	5	33
Non-U.S.	(3)	(31)	(157)
Total deferred expense (benefit)	(162)	(194)	(130)
Total income tax expense (benefit)	$478	$479	$470
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	2.2	3.8	3.4
Tax-exempt income	(1.1)	(1.3)	(1.5)
Business tax credits(1)	(4.1)	(5.1)	(5.4)
Foreign tax differential	0.1	(0.8)	(0.1)
Foreign legal entity restructuring	—	—	(4.3)
Foreign tax credit (benefits)/ limitations	(1.9)	(0.9)	2.2
Litigation expense	—	—	1.6
Other, net	(1.1)	(0.2)	0.4
Effective tax rate	15.1%	16.5%	17.3%

(1) Business tax credits include low-income housing, production and investment tax credits.
Beginning in 2018, the TCJA subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to recognize our tax on GILTI as a period expense in the period the tax is incurred. As such, we have included an estimate of this liability in our estimated annual effective tax rate. This adjustment increased our effective tax rate by 0.1%, 0.2% and 0.3% in 2021, 2020 and 2019, respectively, which is reflected in the prior reconciliation table under "Foreign Tax Credit (Benefits)/Limitations".
Undistributed indefinitely reinvested earnings of certain foreign subsidiaries amounted to approximately $5.5 billion at December 31, 2021. As a result, no provision has been recorded for state and local or foreign withholding income taxes. If a distribution were to occur, we would be subject to state, local and to foreign withholding tax. It is expected that any distribution will be exempt from federal income tax. Although the foreign withholding tax is generally creditable against U.S. federal income tax, certain credit utilization limitations may result in a net cost.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2021	2020
Deferred tax assets:
Other amortizable assets	$323	$385
Tax credit carryforwards	526	564
Lease obligations	217	243
Deferred compensation	158	110
Restructuring charges and other reserves	88	114
NOL and other carryforwards	118	101
Pension plan	28	56
Foreign currency translation	16	3
Unrealized losses on investment securities, net	17	—
Total deferred tax assets	1,491	1,576
Valuation allowance for deferred tax assets	(250)	(295)
Deferred tax assets, net of valuation allowance	$1,241	$1,281
Deferred tax liabilities:
Fixed and intangible assets	$601	$765
Investment basis differences	200	269
Right-of-use Assets	172	187
Unrealized gains on investment securities, net	—	306
Other	58	51
Total deferred tax liabilities	$1,031	$1,578
The table below summarizes the deferred tax assets and related valuation allowances recognized as of December 31, 2021:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$323	$(185)	None
Tax credits	526	—	2033-2041
NOLs - Non-U.S.	92	(45)	2028-2041, None
NOLs - U.S.	22	(16)	2022-2040
Other carryforwards	4	(4)	None
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
At December 31, 2021, 2020 and 2019, the gross unrecognized tax benefits, excluding interest, were $252 million, $308 million and $149 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $243 million,
State Street Corporation | 178

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$294 million and $140 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2021	2020	2019
Beginning balance	$308	$149	$108
Decrease related to agreements with tax authorities	(130)	—	(17)
Increase related to tax positions taken during current year	50	47	13
Increase related to tax positions taken during prior years	42	137	49
Decreases related to a lapse of the applicable statute of limitations	(18)	(25)	(4)
Ending balance	$252	$308	$149
It is reasonably possible that of the $252 million of unrecognized tax benefits as of December 31, 2021, up to $71 million could decrease within the next 12 months due to agreements with tax authorities and the expiration of statutes of limitations. Management believes that we have sufficient accrued liabilities as of December 31, 2021 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $6 million, $6 million and $5 million in 2021, 2020 and 2019, respectively. Total accrued interest and penalties were approximately $9 million, $14 million and $10 million as of December 31, 2021, 2020 and 2019, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Net income	$2,693	$2,420	$2,242
Less:
Preferred stock dividends	(119)	(162)	(232)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(1)	(1)
Net income available to common shareholders	$2,572	$2,257	$2,009
Average common shares outstanding (In thousands):
Basic average common shares	352,565	352,865	369,911
Effect of dilutive securities: equity-based awards	5,397	4,241	3,755
Diluted average common shares	357,962	357,106	373,666
Anti-dilutive securities(2)	3	1,066	2,052
Earnings per common share:
Basic	$7.30	$6.40	$5.43
Diluted(3)	7.19	6.32	5.38

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
Investment Servicing, through State Street Institutional Services, State Street Global Markets, State Street Digital and CRD, provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: custody; product accounting; daily pricing and administration; master trust and master custody; depotbank services (a fund oversight role created by non-U.S. regulation); record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
State Street Corporation | 179

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included within our Investment Servicing line of business is CRD, which we acquired in 2018. The Charles River Investment Management system is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD, we took the first step in building our front-to-back platform, State Street Alpha. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. In 2021, we further expanded our technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets.
In 2021, we established State Street Digital to focus on the development of digital assets and technologies, including crypto, central bank digital currency, blockchain and tokenization, including the evolution of a new integrated business and digital operating model designed to support our clients' digital investment cycle.
Investment Management, through State Street Global Advisors, provides a broad range of investment management strategies and products for our clients. Our investment management strategies and products span the risk/reward spectrum for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution and Global Fiduciary Solutions (formerly Outsourced Chief Investment Officer). State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand.
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
The following is a summary of our line of business results "Other" column for the periods indicated.

	Years Ended December 31,
	Other
(Dollars in millions)	2021	2020	2019
Other Income	$(111)	$—	$—
Net repositioning charges	(3)	133	110
Net acquisition and restructuring costs	65	50	77
Legal and related expenses	18	(9)	172
Deferred incentive compensation expense acceleration	147	—	—
Other expenses	35	—	—
Total	$151	$174	$359
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent certain costs incurred that are not allocated to our two lines of business, including repositioning charges, acquisition costs and certain legal accruals. In addition, the acceleration of deferred compensation of $147 million in 2021 was not allocated to our two lines of business. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines of business in 2021.
State Street Corporation | 180

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Servicing fees	$5,549	$5,167	$5,074	$—	$—	$—	$—	$—	$—	$5,549	$5,167	$5,074
Management fees	—	—	—	2,053	1,880	1,824	—	—	—	2,053	1,880	1,824
Foreign exchange trading services	1,149	1,299	974	62	64	84	—	—	—	1,211	1,363	1,058
Securities finance	402	342	462	14	14	9	—	—	—	416	356	471
Software and processing fees(1)	779	706	691	4	27	29	—	—	—	783	733	720
Total fee revenue	7,879	7,514	7,201	2,133	1,985	1,946	—	—	—	10,012	9,499	9,147
Net interest income	1,919	2,211	2,590	(14)	(11)	(24)	—	—	—	1,905	2,200	2,566
Total other income	(1)	4	43	—	—	—	111	—	—	110	4	43
Total revenue	9,797	9,729	9,834	2,119	1,974	1,922	111	—	—	12,027	11,703	11,756
Provision for credit losses	(33)	88	10	—	—	—	—	—	—	(33)	88	10
Total expenses	7,182	7,071	7,140	1,445	1,471	1,535	262	174	359	8,889	8,716	9,034
Income before income tax expense	$2,648	$2,570	$2,684	$674	$503	$387	$(151)	$(174)	$(359)	$3,171	$2,899	$2,712
Pre-tax margin	27%	26%	27%	32%	25%	20%				26%	25%	23%

Average assets (in billions)	$296.5	$266.4	$220.3	$3.2	$2.9	$3.0				$299.7	$269.3	$223.3

(1) Investment Management includes other revenue items that are primarily driven by equity market movements.
Note 25.  Revenue from Contracts with Customers
We account for revenue from contracts with customers in accordance with ASC 606. The amount of revenue that we recognize is measured based on the consideration specified in contracts with our customers, and excludes taxes collected from customers subsequently remitted to governmental authorities. We recognize revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below. Revenue recognition guidance related to contracts with customers excludes our NII, revenue earned on security lending transactions entered into as principal, realized gains/losses on securities, revenue earned on foreign exchange activity, loans and related fees, and gains/losses on hedging and derivatives, to which we apply other applicable U.S. GAAP guidance.
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

	Year Ended December 31, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$5,549	$—	$5,549	$—	$—	$—	$—	$—	$—	$5,549
Management fees	—	—	—	2,053	—	2,053	—	—	—	2,053
Foreign exchange trading services	342	807	1,149	62	—	62	—	—	—	1,211
Securities finance	235	167	402	—	14	14	—	—	—	416
Software and processing fees	519	260	779	—	4	4	—	—	—	783
Total fee revenue	6,645	1,234	7,879	2,115	18	2,133	—	—	—	10,012
Net interest income	—	1,919	1,919	—	(14)	(14)	—	—	—	1,905
Total other income	—	(1)	(1)	—	—	—	—	111	111	110
Total revenue	$6,645	$3,152	$9,797	$2,115	$4	$2,119	$—	$111	$111	$12,027

	Year Ended December 31, 2020
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$5,167	$—	$5,167	$—	$—	$—	$—	$—	$—	$5,167
Management fees	—	—	—	1,880	—	1,880	—	—	—	1,880
Foreign exchange trading services	377	922	1,299	64	—	64	—	—	—	1,363
Securities finance	212	130	342	—	14	14	—	—	—	356
Software and processing fees	487	219	706	—	27	27	—	—	—	733
Total fee revenue	6,243	1,271	7,514	1,944	41	1,985	—	—	—	9,499
Net interest income	—	2,211	2,211	—	(11)	(11)	—	—	—	2,200
Total other income	—	4	4	—	—	—	—	—	—	4
Total revenue	$6,243	$3,486	$9,729	$1,944	$30	$1,974	$—	$—	$—	$11,703

	Year Ended December 31, 2019
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2019
Servicing fees	$5,074	$—	$5,074	$—	$—	$—	$—	$—	$—	$5,074
Management fees	—	—	—	1,824	—	1,824	—	—	—	1,824
Foreign exchange trading services	346	628	974	84	—	84	—	—	—	1,058
Securities finance	259	203	462	—	9	9	—	—	—	471
Software and processing fees	456	235	691	—	29	29	—	—	—	720
Total fee revenue	6,135	1,066	7,201	1,908	38	1,946	—	—	—	9,147
Net interest income	—	2,590	2,590	—	(24)	(24)	—	—	—	2,566
Total other income	—	43	43	—	—	—	—	—	—	43
Total revenue	$6,135	$3,699	$9,834	$1,908	$14	$1,922	$—	$—	$—	$11,756
Contract balances and contract costs
As of December 31, 2021 and December 31, 2020, net receivables of $2.76 billion and $2.68 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2021			2020			2019
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,371	$6,656	$12,027	$5,177	$6,526	$11,703	$5,230	$6,526	$11,756
Income before income tax expense	1,522	1,649	3,171	1,326	1,573	2,899	1,248	1,464	2,712

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $102.61 billion and $111.30 billion as of December 31, 2021 and 2020, respectively.
Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash dividends from consolidated banking subsidiary	$—	$2,721	$3,300
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	170	118	285
Other, net	49	92	149
Total revenue	219	2,931	3,734
Interest expense	239	324	415
Other expenses	315	172	108
Total expenses	554	496	523
Income tax (benefit)	(153)	(109)	(91)
Income (Loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	(182)	2,544	3,302
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	2,657	(277)	(1,070)
Consolidated non-banking subsidiaries and unconsolidated entities	218	153	10
Net income	$2,693	$2,420	$2,242

State Street Corporation | 184

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Condition - Parent Company

	As of December 31,
(In millions)	2021	2020
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$482	$492
Trading account assets	440	412
Investment securities available-for-sale	150	100
Investments in subsidiaries:
Consolidated banking subsidiary	27,821	26,204
Consolidated non-banking subsidiaries	9,060	8,807
Unconsolidated entities	122	124
Notes and other receivables from:
Consolidated banking subsidiary	80	81
Consolidated non-banking subsidiaries and unconsolidated entities	5,029	3,885
Other assets	256	277
Total assets	$43,440	$40,382
Liabilities:
Notes and other payables to consolidated banking and non-banking subsidiaries and unconsolidated entities	$2,303	$104
Accrued expenses and other liabilities	523	453
Long-term debt	13,250	13,625
Total liabilities	16,076	14,182
Shareholders’ equity	27,364	26,200
Total liabilities and shareholders’ equity	$43,440	$40,382
Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2021	2020	2019
Net cash (used in) provided by operating activities	$(116)	$3,513	$2,684
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	10	(64)	58
Proceeds from sales and maturities of available-for-sale securities	525	1,000	900
Purchases of available-for-sale securities	(575)	(849)	(921)
Investments in consolidated banking and non-banking subsidiaries	(6,288)	(7,406)	(6,165)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	7,006	4,999	5,345
Net cash provided by (used in) investing activities	678	(2,320)	(783)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,343	2,489	1,495
Payments for long-term debt	(1,500)	(1,700)	(50)
Payments for redemption of preferred stock	(500)	(500)	(750)
Proceeds from issuance of common stock, net of issuance costs	1,900	—	—
Repurchases of common stock	(900)	(515)	(1,585)
Repurchases of common stock for employee tax withholding	(39)	(78)	(81)
Payments for cash dividends	(866)	(889)	(930)
Net cash (used in) provided by financing activities	(562)	(1,193)	(1,901)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
Note 28.    Subsequent Events
On February 7, 2022, we issued $300 million aggregate principal amount of fixed-to-floating rate senior notes due 2026, $650 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of fixed-to-floating rate senior notes due 2033.
State Street Corporation | 185

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2021			2020			2019
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$28,584	$41	.14%	$30,866	$101	.33%	$16,815	$360	2.14%
Interest-bearing deposits with non-U.S. banks	61,412	(56)	(.09)	45,722	(25)	(.06)	31,685	56	.18
Securities purchased under resale agreements	4,193	27	.63	3,452	126	3.64	2,506	364	14.54
Trading account assets	752	—	.01	878	—	—	884	1	.11
Investment securities:
U.S. Treasury and federal agencies(1)	66,195	873	1.32	60,816	1,174	1.93	56,639	1,443	2.55
State and political subdivisions(1)	1,451	44	3.06	1,717	51	2.95	1,869	62	3.31
Other investments	43,770	331	.76	38,459	366	.95	33,260	504	1.51
Investment securities held-to-maturity purchased under money market liquidity facility	314	4	1.35	8,183	117	1.43	—	—	—
Loans	31,009	640	2.07	27,525	627	2.28	24,073	775	3.22
Other interest-earning assets	22,355	17	.08	11,256	55	.49	14,160	395	2.79
Total interest-earning assets(1)	260,035	1,921	.74	228,874	2,592	1.13	181,891	3,960	2.18
Cash and due from banks	5,057			3,849			3,390
Other assets	34,651			36,611			38,053
Total assets	$299,743			$269,334			$223,334

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$—	$—	—%	$7,114	$23	.32%	$20,443	$222	1.08%
Savings	104,848	10	.01	80,330	91	.11	47,104	317	.67
Non-U.S.	82,126	(273)	(.33)	68,806	(231)	(.34)	61,301	124	.20
Total interest-bearing deposits	186,974	(263)	(.14)	156,250	(117)	(.07)	128,848	663	.51
Securities sold under repurchase agreements	667	—	—	2,615	4	.14	1,616	31	1.90
Short-term borrowings under money market liquidity facility	315	4	1.21	8,207	101	1.22	—	—	—
Other short-term borrowings	788	2	.21	2,226	18	.78	1,524	21	1.37
Long-term debt	13,383	219	1.64	14,371	312	2.17	11,474	414	3.61
Other interest-bearing liabilities	5,486	41	.75	3,176	57	1.82	4,103	246	6.00
Total interest-bearing liabilities	207,613	3	—	186,845	375	.20	147,565	1,375	.93
Non-interest-bearing deposits:
Special time	—			7,196			15,338
Demand	47,747			29,187			13,552
Non-U.S.(2)	683			592			524
Other liabilities	17,615			20,464			21,299
Shareholders’ equity	26,085			25,050			25,056
Total liabilities and shareholders’ equity	$299,743			$269,334			$223,334
Net interest income, fully taxable-equivalent basis		$1,918			$2,217			$2,585
Excess of rate earned over rate paid			.74%			.93%			1.25%
Net interest margin(3)			.74			.97			1.42

(1) Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 21% for periods ending in 2021, 2020 and 2019, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $13 million, $17 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).
(2) Non-U.S. non-interest-bearing deposits were $968 million, $784 million and $820 million as of December 31, 2021, 2020 and 2019, respectively.
(3) NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.
State Street Corporation | 186

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

Years Ended December 31,	2021 Compared to 2020			2020 Compared to 2019
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$(8)	$(52)	$(60)	$301	$(560)	$(259)
Interest-bearing deposits with non-U.S. banks	(9)	(22)	(31)	25	(106)	(81)
Securities purchased under resale agreements	27	(126)	(99)	138	(376)	(238)
Trading account assets	—	—	—	—	(1)	(1)
Investment securities:
U.S. Treasury and federal agencies	104	(405)	(301)	107	(376)	(269)
State and political subdivisions	(8)	1	(7)	(5)	(6)	(11)
Other investments	50	(85)	(35)	79	(217)	(138)
Investment securities held-to-maturity purchased under money market liquidity facility	(113)	—	(113)	—	117	117
Loans	79	(66)	13	111	(259)	(148)
Other interest-earning assets	54	(92)	(38)	(81)	(259)	(340)
Total interest-earning assets	176	(847)	(671)	675	(2,043)	(1,368)
Interest expense related to:
Deposits:
Time	(23)	—	(23)	(144)	(55)	(199)
Savings	28	(109)	(81)	224	(450)	(226)
Non-U.S.	(45)	3	(42)	15	(370)	(355)
Securities sold under repurchase agreements	(3)	(1)	(4)	19	(46)	(27)
Short-term borrowings under money market liquidity facility	(96)	(1)	(97)	—	101	101
Other short-term borrowings	(11)	(5)	(16)	10	(13)	(3)
Long-term debt	(21)	(72)	(93)	105	(207)	(102)
Other interest-bearing liabilities	42	(58)	(16)	(56)	(133)	(189)
Total interest-bearing liabilities	(129)	(243)	(372)	173	(1,173)	(1,000)
Net interest income	$305	$(604)	$(299)	$502	$(870)	$(368)

State Street Corporation | 187

ACRONYMS

ABS	Asset-backed securities	IDI	Insured Depository Institution
AFS	Available-for-sale	LCR(1)	Liquidity coverage ratio
AML	Anti-money laundering	LIHTC	Low income housing tax credits
AOCI	Accumulated other comprehensive income (loss)	LDA model	Loss distribution approach model
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
BBH	Brown Brothers Harriman & Co	MMLF	Money Market Mutual Fund Liquidity Facility
BCC	Business Conduct Committee	MRAC	Management Risk and Capital Committee
bps	Basis points	MRC	Model Risk Committee
CAP	Capital adequacy process	MRM	Model Risk Management
CCAR	Comprehensive Capital Analysis and Review	MVG	Model Validation Group
CECL	Current Expected Credit Loss	NII	Net interest income
CET1(1)	Common equity tier 1	NIM	Net interest margin
CFTC	Commodity Futures Trading Commission	NOL	Net Operating Loss
CIS	Corporate Information Security	NSFR(1)	Net stable funding ratio
CLO	Collateralized Loan Obligation	OCC	Office of the Comptroller of the Currency
CMRC	Credit and Market Risk Committee	ORM	Operational risk management
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Over-the-counter
CRD	Charles River Development	OTTI	Other-than-temporary-impairment
CRO	Chief Risk Officer	PCA	Prompt corrective action
CVA	Credit valuation adjustment	PCAOB	Public Company Accounting Oversight Board
DOJ	Department of Justice	PD(1)	Probability-of-default
DOL	Department of Labor	P&L	Profit-and-loss
E&A Committee	Examining and Audit Committee	RC	Risk Committee
ECB	European Central Bank	RWA(1)	Risk-weighted asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SA-CCR	Standardized approach for counterparty credit risk
EPS	Earnings per share	SCB	Stress Capital Buffer
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ESG	Environmental, social and governance	SIFI	Systemically important financial institutions
ETF	Exchange-Traded Fund	SLB	Stress Leverage Buffer
EVE	Economic value of equity	SLR(1)	Supplementary leverage ratio
FDIC	Federal Deposit Insurance Corporation	SPDR	Spider; Standard and Poor's depository receipt
FHLB	Federal Home Loan Bank of Boston	SPOE Strategy	Single Point of Entry Strategy
FICC	Fixed Income Clearing Corporation	SSIF	State Street Intermediate Funding, LLC
FTE	Fully taxable-equivalent	TCJA	Tax Cuts and Jobs Act
FSOC	Financial Stability Oversight Council	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	TOPS	Technology and Operations Committee
GAAP	Generally accepted accounting principles	TORC	Technology and Operational Risk Committee
GCR	Global credit review	UCITS	Undertakings for Collective Investments in Transferable Securities
GDPR	General data protection regulation	UOM	Unit of measure
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA(1)	High-quality liquid assets	VIE	Variable interest entity
HRC	Human Resources Committee	WD	Withdrawn
HTM	Held-to-maturity

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

State Street Corporation | 189

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2021, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2021.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2021, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

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
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2021, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 191

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2021 consolidated financial statements of the Corporation and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 17, 2022

State Street Corporation | 192

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before May 2, 2022, referred to as the 2022 Proxy Statement, under the caption "Election of Directors." Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2022 Proxy Statement under the caption "Delinquent Section 16(a) Reports." Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2022 Proxy Statement under the caption "Corporate Governance at State Street." Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11. EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2022 Proxy Statement under the captions "Executive Compensation" and "Non-Management Director Compensation." Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2021. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	8,366	(2)	$—	16,905
Equity compensation plans not approved by shareholders	18	(3)	—	—
Total	8,384		—	16,905

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 5,777 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,589 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
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
State Street Corporation | 193

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
Stock awards totaling 232,391 shares of common stock were outstanding as of December 31, 2021; awards made through June 30, 2003, totaling 18,324 shares outstanding as of December 31, 2021, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997, 2006 or 2017 Equity Incentive Plan, which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2022 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2022 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Comprehensive Income - Years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Condition - As of December 31, 2021 and 2020
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2021, 2020 and
2019
Consolidated Statement of Cash Flows - Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

State Street Corporation | 194

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

10.1†
State Street's Executive Supplemental Retirement Plan, as amended and restated, and First, Second and Third Amendments thereto (filed as Exhibit 10.2 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and incorporated herein by reference)

10.2†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2021 filed with the SEC on April 23, 2021 and incorporated herein by reference)

10.3†
State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2021 filed with the SEC on April 23, 2021 and incorporated herein by reference)

10.4†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended (filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.5†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

State Street Corporation | 195

10.6†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2021, as amended (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2020 filed with the SEC on July 27, 2020 and incorporated herein by reference)

10.7
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.8
Deferred Prosecution Agreement dated May 13, 2021 between State Street Corporation and the Office of the United States Attorney for the District of Massachusetts (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 14, 2021 and incorporated herein by reference)

10.9†	Description of compensation arrangements for non-employee directors

10.10†
State Street’s Executive Compensation Trust Agreement dated June 1, 2002 (Rabbi Trust), as amended (filed as Exhibit 10.22 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.11A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12†
Form of employment agreement for executive officers in the United States and Hong Kong (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.13†
Employment Letter Agreements entered into with Andrew Erickson dated August 21, 2012, November 19, 2012, and May 25, 2016 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2018 filed with the SEC on May 3, 2018 and incorporated herein by reference)

10.14†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

State Street Corporation | 196

10.15†
Francisco Aristeguieta Employment Letter Agreement dated June 22, 2021 and Confidentiality, Intellectual Property and Restrictive Covenant Protective Agreement dated July 15, 2019 (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2021 filed with the SEC on July 23, 2021 and incorporated herein by reference)

10.16†
State Street Corporation Incentive Compensation Program, Effective January 1, 2019 (filed as Exhibit 10.24 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

10.17†
State Street Corporation Cash Award Plan, Effective January 1, 2019 (filed as Exhibit 10.25 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2021, 2020 and 2019, (ii) consolidated statement of comprehensive income for the years ended December 31, 2021, 2020 and 2019, (iii) consolidated statement of condition as of December 31, 2021 and December 31, 2020, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2021, 2020 and 2019, (v) consolidated statement of cash flows for the years ended December 31, 2021, 2020 and 2019, and (vi) notes to consolidated financial statements.

State Street Corporation | 197

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 17, 2022, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Executive Vice President and Chief Financial Officer

By	/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2022 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O'HANLEY	/s/ ERIC W. ABOAF
RONALD P. O'HANLEY,	ERIC W. ABOAF,
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer

DIRECTORS:

/s/ MARIE A. CHANDOHA	/s/ RONALD P. O'HANLEY
MARIE A. CHANDOHA	RONALD P. O'HANLEY

/s/ PATRICK de SAINT-AIGNAN	/s/ SEAN P. O'SULLIVAN
PATRICK de SAINT-AIGNAN	SEAN P. O'SULLIVAN

/s/ AMELIA C. FAWCETT	/s/ JULIO A. PORTALATIN
AMELIA C. FAWCETT	JULIO A. PORTALATIN

/s/ WILLIAM C. FREDA	/s/ JOHN B. RHEA
WILLIAM C. FREDA	JOHN B. RHEA

/s/ SARA MATHEW	/s/ RICHARD P. SERGEL
SARA MATHEW	RICHARD P. SERGEL

/s/ WILLIAM L. MEANEY	/s/ GREGORY L. SUMME
WILLIAM L. MEANEY	GREGORY L. SUMME

State Street Corporation | 198