Form 10-Q
period 2022-03-31
STATE STREET CORP
filed 2022-04-27
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 25, 2022 was 367,115,210.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2022

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $41.72 trillion of AUC/A and $4.02 trillion of AUM as of March 31, 2022.
As of March 31, 2022, we had consolidated total assets of $322.35 billion, consolidated total deposits of $251.04 billion, consolidated total shareholders' equity of $26.22 billion and 39,335 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC (2021 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2021 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
•contingencies; and
•allowance for credit losses.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 124 to 126, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K. We did not change these significant accounting policies in the first three months of 2022.
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
Strategic Risks
•The consummation of our proposed acquisition of the BBH Investor Services business is subject to the receipt of regulatory approvals and the satisfaction of other closing conditions, the failure or delay of which may prevent or delay the consummation of the acquisition; while we are evaluating potential modifications to the transaction that are intended to facilitate resolution of the bank regulatory review, there can be no assurance as to the timing or outcome of that review;
•Even if we successfully consummate our proposed acquisition of the BBH Investor Services business, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected;
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Digital or State Street Alpha, and the enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, may involve costs and dependencies and expose us to increased risk;
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
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions; including, for example, as a result of the present war in Ukraine;
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
•Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings;
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
Actual outcomes and results may differ materially from what is expressed in our forward looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements in this Form 10-Q should not be relied on as representing our expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at investors.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,		% Change
(Dollars in millions, except per share amounts)	2022	2021
Total fee revenue	$2,573	$2,483	4%
Net interest income	509	467	9
Total other income	(1)	—	nm
Total revenue	3,081	2,950	4
Provision for credit losses	—	(9)	nm
Total expenses	2,327	2,332	—
Income before income tax expense	754	627	20
Income tax expense	150	108	39
Net income	$604	$519	16
Adjustments to net income:
Dividends on preferred stock(1)	$(20)	$(30)	(33)
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$583	$489	19
Earnings per common share:
Basic	$1.59	$1.39	14
Diluted	1.57	1.37	15
Average common shares outstanding (in thousands):
Basic	366,542	350,743	5
Diluted	372,037	355,690	5
Cash dividends declared per common share	$.57	$.52	10
Return on average common equity	9.5%	8.4%	110 bps
Pre-tax margin	24.5	21.3	320

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2022 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the first quarter of 2022 compared to the same period in 2021, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2021 period to the relevant 2022 period results.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financial Results and Highlights
•First quarter of 2022 financial performance:
◦Earnings per share of $1.57 in the first quarter of 2022, increased 15% compared to $1.37 in the same period in 2021.
◦Total fee revenue and total revenue were both up 4% in the first quarter of 2022, compared to the same period in 2021.
◦Servicing and management fee revenues were flat and increased 5%, respectively, in the first quarter of 2022, compared to the same period in 2021.
◦In the first quarter of 2022, return on equity of 9.5% increased from 8.4% in the same period in 2021, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 24.5% in the first quarter of 2022, increased from 21.3% in the same period in 2021, primarily due to an increase in total revenue.
◦Positive operating leverage of 4.6% points in the first quarter of 2022. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
◦Positive fee operating leverage of 3.8% points in the first quarter of 2022. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
•While the ongoing war in Ukraine caused considerable challenges for global markets in the first quarter of 2022, our direct financial exposure to Russia is very low, with less than $25 million of deposits denominated in Russian roubles, and with less than 0.1% of our AUC/A and less than 0.01% of our AUM consisting of Russian securities, as of March 31, 2022. As of March 31, 2022, we had no direct credit exposures to Russian-domiciled entities, including the Russian central bank, other than our subcustodian in Russia, which is an affiliate of a large multinational bank.
•Approximately 73% of our employees globally continued to work remotely as of March 31, 2022, compared to approximately 79% as of December 31, 2021, primarily due to the transition to hybrid working in many locations worldwide.
Revenue
•Total fee revenue and total revenue both increased 4% in the first quarter of 2022, compared to the same period in 2021, primarily driven by increases across management fees, foreign exchange trading services, software and processing fees and other fee revenue.
•Servicing fee revenue was flat in the first quarter of 2022, compared to the same period in 2021, as higher client activity and flows, average equity market levels, and net new business were offset by normal pricing headwinds and the impact of currency translation. Currency translation negatively impacted servicing fees by 2% in the first quarter of 2022, compared to the same period in 2021.
•Management fee revenue increased 5% in the first quarter of 2022, compared to the same period in 2021, primarily due to higher average equity market levels and net inflows from ETFs.
•Foreign exchange trading services revenue increased 4% in the first quarter of 2022, compared to the same period in 2021, primarily due to higher FX volatility, partially offset by lower client FX volumes.
•Securities finance revenue decreased 3% in the first quarter of 2022, compared to the same period in 2021, reflecting lower average agency assets on loan, partially offset by new business wins in enhanced custody.
•Software and processing fees revenue increased 26% in the first quarter of 2022, compared to the same period in 2021, primarily due to higher front-office servicing revenues.
•Other fee revenue increased 81% in the first quarter of 2022, compared to the same period in 2021, primarily due to fair value adjustments on equity investments.
•NII increased 9% in the first quarter of 2022, compared to the same period in 2021, primarily due to growth in the investment portfolio and higher loan balances, as well as higher market interest rates.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Provision for Credit Losses
•We recorded no provision for credit losses in the first quarter of 2022, compared to a $9 million reserve release in the same period in 2021, as positive changes in the mix of loans in our portfolio were offset by a downward shift in management's economic outlook.
Expenses
•Total expenses were flat in the first quarter of 2022, compared to the same period in 2021, as higher targeted business investments and seasonal expenses were offset by productivity savings, ongoing disciplined expense management and lower notable items.
Notable items
•The impact of notable items in the first quarter of 2022 includes acquisition and restructuring costs of approximately $9 million related to our proposed acquisition of the BBH Investor Services business, which is subject to regulatory review and other closing conditions.
•The impact of notable items in the first quarter of 2021 includes:
◦legal and other expenses of approximately $29 million, including $20 million in information systems and communications, $8 million in transaction processing services and $1 million in other expenses;
◦acquisition and restructuring costs of approximately $10 million, primarily related to our 2018 acquisition of CRD;
◦costs of $5 million due to the partial redemption of outstanding Series F non-cumulative perpetual preferred stock representing the difference between the redemption value and the net carrying value of the preferred stock.
AUC/A and AUM
•AUC/A of $41.72 trillion increased 4% as of March 31, 2022, compared to March 31, 2021, primarily due to higher equity market levels, client flows and net new business growth. In the first quarter of 2022, newly announced asset servicing mandates totaled approximately $302 billion. Servicing assets remaining to be installed in future period totaled approximately $2.91 trillion as of March 31, 2022.
•AUM of $4.02 trillion increased 12% as of March 31, 2022, compared to March 31, 2021, primarily due to higher market levels and net inflows across our ETF, Institutional and Cash businesses.
Capital
•We declared aggregate common stock dividends of $0.57 per share, totaling $209 million in the first quarter of 2022, compared to $0.52 per share, totaling $182 million in the same period in 2021.
•In July 2021, our Board authorized a common share repurchase plan of up to $3.0 billion of our common stock through the end of 2022; however, in connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021, as well as the first quarter of 2022. We no longer expect to resume our share repurchase program in the second and third quarter of 2022 due primarily to net unrealized losses on AFS securities reported in Other Comprehensive Income for the first quarter of 2022 related to higher interest rates (described below).
•Our standardized CET1 capital ratio decreased to 11.9% as of March 31, 2022, compared to 14.3% as of December 31, 2021, primarily reflecting lower AOCI related to AFS securities driven by the significant increase in rates across the yield curve, the implementation of the standardized approach for counterparty credit risk (SA-CCR), as well as the temporary deployment of RWA capital for revenue generating activities in our markets businesses. Our Tier 1 leverage ratio decreased to 5.9% as of March 31, 2022 compared to 6.1% as of December 31, 2021, primarily driven by lower AOCI. Actions are underway that are intended to mitigate additional AOCI risk in the current environment, including, but not limited to, transfers of securities from AFS to HTM, and shortening the portfolio duration through hedging activities and portfolio runoff. There can be no assurance that such measures will be sufficient if the pace of rate increases continues at a historical level. We expect both our CET1 and Tier 1 leverage capital ratios to be at or near the lower end of our target ranges of 10-11% and 5.25-5.75%, respectively, during the quarter within which the proposed acquisition of the BBH Investor Services business closes.
Debt Issuances and Redemptions
•On February 7, 2022, we issued $300 million aggregate principal amount of fixed-to-
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
floating rate senior notes due 2026, $650 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of fixed-to-floating rate senior notes due 2033.
•On March 30, 2022, we redeemed $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023.
•On April 14, 2022, we notified the holders of our $750 million aggregate principal amount of 2.653% Fixed-to-Floating Rate Senior Notes due 2023 that we will redeem all of the Notes on May 15, 2022.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2022, compared to the same period in 2021, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2022	2021
Fee revenue:
Back office services	$1,268	$1,266	—%
Middle office services	100	103	(3)
Servicing fees(1)	1,368	1,369	—
Management fees	520	493	5
Foreign exchange trading services	359	346	4
Securities finance	96	99	(3)
Front office software and data	138	96	44
Lending related and other fees	63	64	(2)
Software and processing fees(1)	201	160	26
Other fee revenue(1)	29	16	81
Total fee revenue	2,573	2,483	4
Net interest income:
Interest income	521	471	11
Interest expense	12	4	nm
Net interest income	509	467	9
Other income:
Gains (losses) related to investment securities, net	(1)	—	nm
Total other income	(1)	—	nm
Total revenue	$3,081	$2,950	4

(1) In the first quarter of 2022, we reclassified certain fee revenue in our Consolidated Statement of Operations, primarily moving revenues that are not directly associated with software and processing fees to a new Other fee revenue line item. In addition, we provided a disaggregation of servicing fees into Back office services and Middle office services and of software and processing fees into Front office software and data and Lending related and other fees. Prior periods were revised to reflect these changes.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarter of 2022 and 2021. Servicing and management fees collectively made up approximately 73% and 75% of the total fee revenue in the first quarter of 2022 and 2021, respectively.
Servicing Fee Revenue
Servicing fee revenue comprises revenue from both back office and middle office services. Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration, which we refer to collectively as back office services, and middle office services. The nature and mix of services provided affects our servicing fees. The basis for fees will differ across regions and clients.
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
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of March 31, 2022 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of March 31, 2022, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a significantly smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
S&P 500®	4,464	3,866	15%	4,473	3,833	17%	4,530	3,973	14%
MSCI EAFE®	2,212	2,201	—	2,194	2,167	1	2,182	2,208	(1)
MSCI® Emerging Markets	1,187	1,363	(13)	1,174	1,328	(12)	1,142	1,316	(13)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2022	2021	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,215	2,311	(4)%
Barclays Capital Global Aggregate Bond Index®	500	534	(6)

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
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2022	2021
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(65.6)	$165.2
Money Market	(133.7)	156.4
Exchange-Traded Fund	181.2	148.4
Total Flows	$(18.1)	$470.0

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$76.1	$237.0
Money Market	(70.6)	(91.0)
Exchange-Traded Fund	47.0	54.2
Total Flows	$52.5	$200.2

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
(3) The first quarter of 2022 data for North America (U.S. domiciled) includes Morningstar direct actuals for January and February 2022 and Morningstar direct estimates for March 2022.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in Europe, Middle East, and Africa are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The first quarter of 2022 data for Europe is on a rolling three month basis for December 2021 through February 2022, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2021, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% on average with a range of 0% to 3% annually and approximately 1% and 0% in 2021 and 2020, respectively. Gross investment servicing mandates were $302 billion in the first quarter of 2022 and $1.8 trillion per year on average over the past five years. Over the five years ended December 31, 2021, gross annual investment servicing mandates ranged from $750 billion to $3.5 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $2.91 trillion that are yet to be installed as of March 31, 2022, we expect the conversion will occur over the coming 24 months.
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
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In order to offset the typical client attrition and normal pricing headwinds, we estimate that we need at least $1.5 trillion of new AUC/A per year; although, notwithstanding increases in AUC/A, servicing fees remain subject to several factors, including changes in market valuations, client activity and asset flows, the manner in which we price our services, the nature of the assets being serviced and the type of services and the other factors described in this Form 10-Q.
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
Servicing fees, as presented in Table 2: Total Revenue, were flat in the first quarter of 2022 compared to the same period in 2021, as higher client activity and flows, average equity market levels, and net new business were offset by normal pricing headwinds and the impact of currency translation. Currency translation negatively impacted servicing fees by 2% in the first quarter of 2022, compared to the same period in 2021.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the first quarter of 2022 and 2021.

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
Collective funds, including ETFs	$15,140	$15,722	$14,052
Mutual funds	10,825	11,575	10,439
Pension products	8,191	8,443	7,843
Insurance and other products	7,568	7,938	7,929
Total	$41,724	$43,678	$40,263

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
Equities	$25,249	$25,974	$22,825
Fixed-income	11,303	12,587	13,022
Short-term and other investments	5,172	5,117	4,416
Total	$41,724	$43,678	$40,263

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
Americas	$31,027	$32,427	$29,530
Europe/Middle East/Africa	8,103	8,599	8,256
Asia/Pacific	2,594	2,652	2,477
Total	$41,724	$43,678	$40,263

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the first quarter of 2022 totaled approximately $302 billion. Servicing assets remaining to be installed in future periods totaled approximately $2.91 trillion as of March 31, 2022, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
With respect to these new servicing mandates, once installed we may provide various services, including back office services such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, fund accounting, middle office services such as investment book of records (IBOR), transaction management, loans, cash, derivatives and collateral services, recordkeeping, client reporting and investment analytics, markets services such as FX trading services, liquidity solutions, currency and collateral management, securities finance, and front office services such as portfolio management solutions, risk analytics, scenario analysis, performance and attribution, trade order and execution management, pre-trade compliance and ESG investment tools. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
As a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition is expected to begin in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2021, the fee revenue associated with the transitioning assets represented approximately 1.9% of our total 2021 fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and Undertakings for Collective Investments in Transferable Securities, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. In addition, in a prolonged low-interest rate environment, we have waived and may in the future waive certain fees for our clients for money market products.
The impact of State Street Global Advisors gross money market fund fee waivers on total management fee revenue was approximately $10 million in the first quarter of 2022, down from levels in prior quarters. Following the Federal Reserve rate hike in March 2022, we do not expect money market fund fee waivers to materially impact subsequent quarters in 2022.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of March 31, 2022, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management fees increased 5% in the first quarter of 2022 compared to the same period in 2021, primarily due to higher average equity market levels and net inflows from ETFs.
Management fees generated outside the U.S. were approximately 27% of total management fees in both the first quarter of 2022 and 2021.

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
Equity:
Active	$67	$80	$84
Passive	2,463	2,594	2,198
Total equity	2,530	2,674	2,282
Fixed-income:
Active	98	103	91
Passive	503	520	463
Total fixed-income	601	623	554
Cash(1)	393	368	372
Multi-asset-class solutions:
Active	33	34	34
Passive	196	188	155
Total multi-asset-class solutions	229	222	189
Alternative investments(2):
Active	51	56	27
Passive	218	195	167
Total alternative investments	269	251	194
Total	$4,022	$4,138	$3,591

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
Alternative Investments(2)	$84	$72	$69
Equity	940	970	777
Multi Asset	1	1	—
Fixed-Income	134	135	122
Total Exchange-Traded Funds	$1,159	$1,178	$968

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 11: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2022	December 31, 2021	March 31, 2021
North America	$2,878	$2,931	$2,512
Europe/Middle East/Africa	593	592	530
Asia/Pacific	551	615	549
Total	$4,022	$4,138	$3,591

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(35)	26	(1)	1	1	(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	$2,282	$554	$372	$189	$194	$3,591
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(4)	(25)	11	4	11	13	14
Exchange-traded fund flows, net	4	5	—	—	8	17
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	(21)	16	24	11	21	51
Market appreciation (depreciation)	(113)	(34)	1	(3)	(4)	(153)
Foreign exchange impact	(10)	(4)	—	(1)	1	(14)
Total market/foreign exchange impact	(123)	(38)	1	(4)	(3)	(167)
Balance as of March 31, 2022	$2,530	$601	$393	$229	$269	$4,022

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 4% in the first quarter of 2022 compared to the same period in 2021, primarily due to higher FX volatility, partially offset by lower client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 69% and 31%, respectively, of foreign exchange trading services revenue in the first quarter of 2022, compared to and 70% and 30%, respectively in the same period in 2021. The impact of gross money market fund fee waivers on foreign exchange trading services was $10 million in the first quarter of 2022, compared to $8 million in the same period in 2021. This represents a reduction in revenue on the Fund Connect platform due to the impact of fee waivers by participating money market funds, including State Street Global Advisors funds.
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
Securities finance revenue, as presented in Table 2: Total Revenue, decreased 3% in the first quarter of 2022 compared to the same period in 2021, primarily driven by lower average agency assets on loan, partially offset by new business wins in enhanced custody.
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
Software and Processing Fees
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 26% in the first quarter of 2022, compared to the same period in 2021.
Front office software and data revenue, which includes primarily revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 44% in the first quarter of 2022 compared to the same period in 2021, primarily due to higher CRD revenue from on-premises renewals. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and SaaS, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the balance recognized over the term of the contract. Revenue for a SaaS related arrangement, where the
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
Lending related and other fees, which decreased 2% in the first quarter of 2022 compared to the same period in 2021, primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with certain tax-advantaged investments and other equity method investments.
Other fee revenue increased 81% in the first quarter of 2022, compared to the same period in 2021, primarily reflecting fair value adjustments on equity investments.
Fair value adjustments on equity investments positively impacted other fee revenue by approximately $55 million and $8 million in the first quarter of 2022 and 2021, respectively. Market-related adjustments negatively impacted other fee revenue by approximately $15 million and $4 million in the first quarter of 2022 and 2021, respectively.
Amortization of tax-advantaged investments negatively impacted other fee revenue by approximately $24 million and $26 million in the first quarter of 2022 and 2021, respectively.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarter of 2022, compared to the same period in 2021.
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
NII on an FTE basis increased in the first quarter of 2022, compared to the same period in 2021, primarily due to growth in the investment portfolio and higher loan balances, as well as higher market interest rates.
Investment securities net premium amortization, which is included in interest income, was $87 million in the first quarter of 2022, compared to $169 million in the same period in 2021, primarily driven by lower prepayments.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized premiums, net of discounts at period end	$665	$425	$1,090	$1,008	$602	$1,610
Net premium amortization(2)	48	39	87	105	64	169

(1) The investment securities portfolio duration is 2.8 years as of March 31, 2022.
(2) Net of discount accretion on MMLF HTM securities in 2021.
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the first quarter of 2022, compared to the same period in 2021.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2022			2021
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks (2)	$76,741	$9	.05%	$95,235	$(9)	(.04)%
Securities purchased under resale agreements(3)	3,150	10	1.31	4,568	10	.88
Trading account assets	761	—	—	800	—	—
Investment securities:
Investment securities available-for-sale	75,226	157	.83	59,191	140	.95
Investment securities held-to-maturity	44,060	171	1.56	47,356	183	1.54
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	1,262	4	1.35
Total investment securities	119,286	328	1.10	107,809	327	1.21
Loans	34,407	172	2.03	28,025	142	2.05
Other interest-earning assets	23,767	5	.08	18,296	5	.10
Average total interest-earning assets	$258,112	$524	.82	$254,733	$475	.76
Interest-bearing deposits:
U.S.	$100,073	$4	.02%	$100,974	$3	.01%
Non-U.S.(2)(4)	83,556	(67)	(.32)	78,433	(72)	(.37)
Total interest-bearing deposits(4)(5)	183,629	(63)	(.14)	179,407	(69)	(.16)
Securities sold under repurchase agreements	2,279	—	(.02)	1,017	—	.05
Short-term borrowings under money market liquidity facility	—	—	—	1,264	4	1.21
Other short-term borrowings	872	—	—	764	—	.14
Long-term debt	14,265	64	1.82	13,819	60	1.74
Other interest-bearing liabilities	2,881	11	1.50	4,848	9	.73
Average total interest-bearing liabilities	$203,926	$12	.02	$201,119	$4	.01
Interest rate spread			.80%			.75%
Net interest income, fully taxable-equivalent basis		$512			$471
Net interest margin, fully taxable-equivalent basis			.80%			.75%
Tax-equivalent adjustment		(3)			(4)
Net interest income, GAAP-basis		$509			$467

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $55.02 billion for the first quarter of 2022 compared to $87.37 billion in the same period in 2021. Excluding the impact of netting, the average interest rates would be approximately 0.07% in the first quarter of 2022 compared to 0.04% in the same period in 2021.
(4) Average rate includes the impact of FX swap costs of approximately ($13) million for the first quarter of 2022 compared to ($21) million for the same period in 2021. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.11)% in the first quarter of 2022, compared to (0.11)% in the same period in 2021.
(5) Total deposits averaged $233.27 billion in the first quarter of 2022 compared to $226.23 billion in the same period in 2021.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements within this Form 10-Q.
Average total interest-earning assets were $258.11 billion in the first quarter of 2022 compared to $254.73 billion in the same period in 2021. The increase is primarily due to higher client deposit balances, partially offset by a reduction in average other liabilities.
Interest-bearing deposits with banks averaged $76.74 billion in the first quarter of 2022 compared to $95.24 billion in the same period in 2021. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances with central banks reflect growth in securities and loans.
Securities repurchased under resale agreements averaged $3.15 billion in the first quarter of 2022 compared to $4.57 billion in the same period in 2021. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net securities sold under repurchase agreements against those repurchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting decreased to $55.02 billion in the first quarter of 2022 compared to $87.37 billion in the same period in 2021, primarily driven by lower gross FICC repurchase agreement volumes and the continued impact from extensive Federal Reserve stimulus. The decline on balance sheet was primarily due to lower gross FICC repurchase agreement volumes, but also reflects our ability to net a portion of our Global Treasury repurchase agreement activity.
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
Average investment securities were $119.29 billion in the first quarter of 2022 compared to $107.81 billion in the same period in 2021. The increase reflects higher U.S. Treasuries, agencies, MBS and CMBS balances, which was primarily driven by the elevated levels of our client deposit portfolio.
Loans averaged $34.41 billion in the first quarter of 2022 compared to $28.03 billion in the same period in 2021. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio over the prior year, averaged $28.83 billion in the first quarter of 2022 compared to $23.80 billion in the same period in 2021. The increase is primarily due to growth in CLOs in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $23.77 billion in the first quarter of 2022 from $18.30 billion in the same period in 2021, primarily driven by an increase in the level of cash collateral posted due to higher average deposits. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits increased to $183.63 billion in the first quarter of 2022 from $179.41 billion in the same period in 2021. Average U.S. interest-bearing deposits increased as a result of U.S. monetary policy and the level of global interest rates. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the size of the Federal Reserve balance sheet and the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $0.87 billion in the first quarter of 2022 from $0.76 billion in the same period in 2021.
Average long-term debt was $14.27 billion in the first quarter of 2022 compared to $13.82 billion in the same period in 2021. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $2.88 billion in the first quarter of 2022 compared to $4.85 billion in the same period in 2021. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
We recorded no provision for credit losses in the first quarter of 2022, as positive changes in the mix of loans in our portfolio were offset by a downward shift in management's economic outlook. This compares to a $9 million reserve release in the first quarter of 2021.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Table 15: Expenses, provides the breakout of expenses for the first quarter of 2022 compared to the same period in 2021.

TABLE 15: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2022	2021
Compensation and employee benefits	$1,232	$1,242	(1)%
Information systems and communications	423	421	—
Transaction processing services	264	270	(2)
Occupancy	95	109	(13)
Amortization of other intangible assets	61	58	5
Acquisition costs	9	11	(18)
Restructuring charges, net	—	(1)	(100)
Other:
Professional services	97	80	21
Other	146	142	3
Total other	243	222	9
Total expenses	$2,327	$2,332	—
Number of employees at quarter-end	39,335	39,318	—
Compensation and employee benefits expenses decreased 1% in the first quarter of 2022, compared to the same period in 2021, primarily due to lower headcount in high cost locations and lower salaries, partially offset by higher seasonal expenses.
Seasonal deferred incentive compensation expenses were $208 million in the first quarter of 2022 compared to $176 million in the same period in 2021.
Total headcount was flat as of March 31, 2022 compared to March 31, 2021, primarily driven by hiring in global hubs, offset by a reduction in high cost locations.
Information systems and communications expenses were flat in the first quarter of 2022, compared to the same period in 2021, primarily reflecting the absence of notable items reported in the first quarter of 2021, offset by higher technology infrastructure investments.
Transaction processing services expenses decreased 2% in the first quarter of 2022 compared to the same period in 2021, primarily reflecting the absence of notable items reported in the first quarter of 2021, partially offset by higher sub-custody and higher broker fees, primarily due to higher transaction volumes.
Occupancy expenses decreased 13% in the first quarter of 2022 compared to the same period in 2021, primarily due to footprint optimization.
Amortization of other intangible assets increased 5% in the first quarter of 2022 compared to the same period in 2021, primarily due to the lift-out in the first quarter of 2021 of the depository bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo.
Other expenses increased 9% in the first quarter of 2022, compared to the same period in 2021, primarily driven by higher professional services, partially offset by lower sub-advisory fees.
Acquisition Costs
We recorded approximately $9 million of acquisition costs in the first quarter of 2022 related to our proposed acquisition of the BBH Investor services business. We expect to incur up to approximately $590 million of total acquisition and integration costs related to the acquisition through the third year following its closing. The acquisition is subject to regulatory reviews and other closing conditions.
We recorded approximately $11 million of acquisition costs in the first quarter of 2021 related to our acquisition of CRD in 2018. Starting in 2022, we no longer distinguish certain CRD costs as acquisition costs.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186

Accrual Balance at December 31, 2021	$68	$6	$—	$74
Payments and Other Adjustments	(17)	(1)	—	(18)
Accrual Balance at March 31, 2022	$51	$5	$—	$56
Income Tax Expense
Income tax expense was $150 million in the first quarter of 2022 compared to $108 million in the same period in 2021. Our effective tax rate was 19.9% in the first quarter of 2022 compared to 17.2% in the same period in 2021, primarily due to a lower impact of tax advantaged investments.
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
Our Investment Servicing line of business provides a range of services to our clients. Through State Street Institutional Services, State Street Global Markets, State Street Digital and CRD, we provide services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our primary role as a global trust and custody bank is to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
Products under the Investment Servicing line of business include: back office products such as custody, accounting, regulatory reporting, investor services, performance and analytics; middle office products such as IBOR, transaction management, loans, cash, derivatives and collateral services, record keeping, client reporting and investment analytics; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
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
Following completion of our proposed acquisition of the BBH Investor Services business, the acquired business will be included within our Investment Servicing line of business. The acquisition is subject to regulatory reviews and other closing conditions.
The regulatory review process for our proposed acquisition of the BBH Investor Services business has progressed more slowly than anticipated. Some regulatory approvals, most notably approvals of the relevant U.S. federal banking agencies, remain outstanding. We are evaluating potential modifications to the transaction that are intended to facilitate resolution of the bank regulatory review. We are working towards concluding regulatory reviews during the third quarter. While we are engaged in an ongoing dialogue with the relevant U.S. federal banking agencies, there can be no assurance as to the timing or outcome of their regulatory review.
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
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2022	2021
Servicing fees	$1,368	$1,369	—%
Foreign exchange trading services	342	333	3
Securities finance	93	95	(2)
Software and processing fees	201	160	26
Other fee revenue	46	14	nm
Total fee revenue	2,050	1,971	4
Net interest income	509	473	8
Total other income	(1)	—	nm
Total revenue	2,558	2,444	5
Provision for credit losses	—	(9)	nm
Total expenses	1,925	1,879	2
Income before income tax expense	$633	$574	10
Pre-tax margin	24.7%	23.5%	120 bps

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, were flat in the first quarter of 2022 compared to the same period in 2021, as higher client activity and flows, average equity market levels, and net new business were offset by normal pricing headwinds and the impact of currency translation. Currency translation negatively impacted servicing fees by 2% in the first quarter of 2022, compared to the same period in 2021.
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
Expenses
Total expenses for Investment Servicing increased 2% in the first quarter of 2022 compared to the same period in 2021, as expense growth from higher technology infrastructure investments and higher incentive compensation was partially offset by productivity savings, expense management and currency translation benefit. Currency translation decreased expenses for Investment Servicing by 1% in the first quarter of 2022 relative to the same period in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $161 million in the first quarter of 2022 compared to $141 million in 2021. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2022	2021
Management fees(1)	$520	$493	5%
Foreign exchange trading services(2)	17	13	31
Securities finance	3	4	(25)
Software and processing fees(3)	—	—	nm
Other fee revenue(1)	(17)	2	nm
Total fee revenue	523	512	2
Net interest income	—	(6)	(100)
Total revenue	523	506	3
Provision for credit losses	—	—	nm
Total expenses	389	397	(2)
Income before income tax expense	$134	$109	23
Pre-tax margin	25.6%	21.5%	410 bps

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
nm Not meaningful
Investment Management total revenue increased 3% in the first quarter of 2022 compared to the same period in 2021.
Management Fees
Management fees increased 5% in the first quarter of 2022 compared to the same period in 2021, primarily due to higher average equity market levels and net inflows from ETFs. FX rates impacted management fees negatively by 1% in the first quarter of 2022 relative to same period in 2021.
Additional information about management fees is provided under "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 2% in the first quarter of 2022 compared to the same period in 2021, primarily due to savings from on-going expense management initiatives, partially offset by higher incentive compensation. Currency translation decreased expenses for Investment Management by 1% in the first quarter of 2022 relative to the same period in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $47 million in the first quarter of 2022, compared to $35 million in the same period 2021.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Three Months Ended March 31,
(In millions)	2022	2021
Assets:
Interest-bearing deposits with banks	$76,741	$95,235
Securities purchased under resale agreements	3,150	4,568
Trading account assets	761	800
Investment securities:
Investment securities available-for-sale	75,226	59,191
Investment securities held-to-maturity	44,060	47,356
Investment securities held-to-maturity purchased under money market liquidity facility	—	1,262
Total investment securities	119,286	107,809
Loans	34,407	28,025
Other interest-earning assets	23,767	18,296
Average total interest-earning assets	258,112	254,733
Cash and due from banks	4,018	4,529
Other non-interest-earning assets	32,880	37,066
Average total assets	$295,010	$296,328
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$100,073	$100,974
Non-U.S.	83,556	78,433
Total interest-bearing deposits(2)	183,629	179,407
Securities sold under repurchase agreements	2,279	1,017
Short-term borrowings under money market liquidity facility	—	1,264
Other short-term borrowings	872	764
Long-term debt	14,265	13,819
Other interest-bearing liabilities	2,881	4,848
Average total interest-bearing liabilities	203,926	201,119
Non-interest-bearing deposits(2)	49,639	46,825
Other non-interest-bearing liabilities	14,678	22,423
Preferred shareholders’ equity	1,976	2,378
Common shareholders’ equity	24,791	23,583
Average total liabilities and shareholders’ equity	$295,010	$296,328

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $233.27 billion in the first quarter of 2022 compared to $226.23 billion in the same period in 2021.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2022	December 31, 2021
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$20,943	$17,939
Mortgage-backed securities	18,741	18,208
Total U.S. Treasury and federal agencies	39,684	36,147
Non-U.S. debt securities:
Mortgage-backed securities	2,268	1,995
Asset-backed securities	2,066	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	20,729	23,547
Other(1)	3,389	3,098
Total non-U.S. debt securities	28,452	30,727
Asset-backed securities:
Student loans(2)	187	211
Collateralized loan obligations(3)	2,411	2,155
Non-agency CMBS and RMBS(4)	168	52
Other	90	91
Total asset-backed securities	2,856	2,509
State and political subdivisions	1,202	1,272
Other U.S. debt securities(5)	2,154	2,744
Total available-for-sale securities(6)	$74,348	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$720	$2,170
Mortgage-backed securities	35,784	33,481
Total U.S. Treasury and federal agencies	36,504	35,651
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,763	1,564
Total non-U.S. debt securities	3,763	1,564
Asset-backed securities:
Student loans(2)	4,651	4,908
Non-agency CMBS and RMBS(7)	285	307
Total asset-backed securities	4,936	5,215
Total held-to-maturity securities(6)	$45,203	$42,430

(1) As of March 31, 2022 and December 31, 2021, the fair value includes non-U.S. corporate bonds of $1.80 billion and $1.53 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both March 31, 2022 and December 31, 2021.
(5) As of March 31, 2022 and December 31, 2021, the fair value of U.S. corporate bonds was $2.03 billion and $2.44 billion, respectively.
(6) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2022.
(7) As of March 31, 2022 and December 31, 2021, the total amortized cost included $273 million and $292 million, respectively, of non-agency CMBS and $12 million and $14 million of non-agency RMBS, respectively.
(8) Approximately $2.3 billion was transferred from AFS to HTM securities in the first quarter of 2022.

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
Actions are underway that are intended to mitigate additional AOCI risk in the current environment, including, but not limited to, transfers of securities from AFS to HTM, and shortening the portfolio duration through hedging activities and portfolio runoff. There can be no assurance that such measures will be sufficient if the pace of rate increases continues at a historical level.
Average duration of our investment securities portfolio was 2.8 years and 2.9 years as of March 31, 2022 and December 31, 2021, respectively.
Approximately 93% of the carrying value of the portfolio was rated “AAA” or “AA” as of both March 31, 2022 and December 31, 2021.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2022	December 31, 2021
AAA(1)	81%	79%
AA	12	13
A	4	4
BBB	3	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of March 31, 2022 and December 31, 2021, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2022	December 31, 2021
U.S. Agency Mortgage-backed securities	34%	33%
Foreign sovereign	20	21
U.S. Treasuries	18	17
Asset-backed securities	10	10
Other credit	18	19
	100%	100%
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-U.S. Debt Securities
Approximately 27% and 28% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2022 and December 31, 2021, respectively.

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2022	December 31, 2021
Available-for-sale:
Canada	$4,372	$4,502
Australia	3,059	3,019
Germany	1,988	2,130
United Kingdom	1,947	1,961
France	1,737	2,180
Japan	1,293	1,332
Austria	1,196	1,478
Netherlands	925	1,109
Italy	832	803
Finland	808	837
Belgium	536	1,050
Ireland	535	744
Hong Kong	408	—
Spain	318	1,227
Other(2)	8,498	8,355
Total	$28,452	$30,727
Held-to-maturity:
Spain	$859	$—
France	475	—
Belgium	238	—
Singapore	233	222
Austria	222	—
Netherlands	180	—
Germany	95	—
Other(2)	1,461	1,342
Total	$3,763	$1,564

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of March 31, 2022, other non-U.S. investments include $7.71 billion supranational bonds in AFS securities and $1.46 billion supranational bonds in HTM securities.
Approximately 82% and 81% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2022 and December 31, 2021, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2022 and December 31, 2021, respectively, approximately 26% and 24% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2022, our non-U.S. debt securities had an average market-to-book ratio of 98.2%, and an aggregate pre-tax net unrealized loss of $580 million, composed of gross unrealized gains of $27 million and gross unrealized losses of $607 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $510 million, composed of gross unrealized gains of $27 million and gross unrealized losses of $537 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $70 million, composed of gross unrealized losses of $70 million, associated with non-U.S. HTM debt securities.
As of March 31, 2022, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands, Spanish and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.20 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2022, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2022, we also provided approximately $8.62 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2022
State of Issuer:
Texas	$209	$2,357	$2,566	26%
California	103	1,703	1,806	18
New York	247	1,304	1,551	16
Massachusetts	236	593	829	8
Tennessee	—	482	482	5
Total	$795	$6,439	$7,234

December 31, 2021
State of Issuer:
Texas	$221	$2,357	$2,578	25%
California	108	2,005	2,113	21
New York	271	1,112	1,383	14
Massachusetts	245	696	941	9
Tennessee	—	491	491	5
Total	$845	$6,661	$7,506

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $9.82 billion and $10.22 billion across our businesses as of March 31, 2022 and December 31, 2021, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of March 31, 2022. As of that date, approximately 26% and 74% of our aggregate municipal securities exposure was associated with general obligation and revenue
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	March 31, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$11,649	$12,396
Leveraged loans	3,147	3,106
Overdrafts	3,181	1,796
Other(3)	2,014	2,262
Commercial real estate	2,558	2,554
Total domestic	22,549	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,746	7,778
Leveraged loans	1,283	1,328
Overdrafts	3,563	1,312
Total foreign	12,592	10,418
Total loans(2)(4)	35,141	32,532
Allowance for loan losses	(86)	(87)
Loans, net of allowance	$35,055	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8,254 million private equity capital call finance loans, $6,555 million loans to real money funds, $2,483 million collateralized loan obligations in loan form and $1,243 million loans to business development companies as of March 31, 2022, compared to $9,147 million private equity capital call finance loans, $6,397 million loans to real money funds, $2,913 million collateralized loan obligations in loan form and $1,387 million loans to business development companies as of December 31, 2021.
(3) Includes $1,529 million securities finance loans, $462 million loans to municipalities and $22 million other loans as of March 31, 2022 and $1,784 million securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
(4) As of March 31, 2022, excluding overdrafts, floating rate loans totaled $25,781 million and fixed rate loans totaled $2,615 million. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. Refer to Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K for additional details.
The increase in foreign loans as of March 31, 2022 compared to December 31, 2021 was primarily driven by higher levels of client overdrafts.
As of both March 31, 2022 and December 31, 2021, our leveraged loans totaled approximately $4.43 billion. We sold $89 million of leveraged loans in the first quarter of 2022, of which $51 million remained unsettled and was held for sale as of March 31, 2022, (which was settled subsequently in April 2022).
In addition, we had binding unfunded commitments as of March 31, 2022 and December 31, 2021 of $155 million and $124 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 95% and 94% of the loans rated “BB” or “B” as of March 31, 2022 and December 31, 2021, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both March 31, 2022 and December 31, 2021.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2022	2021
Allowance for credit losses:
Beginning balance	$108	$148
Provisions for credit losses (unfunded commitments)	—	(7)
Provisions for credit losses (held-to-maturity securities and all other)	—	(2)
Charge-offs(1)	(1)	—
Other(2)	—	(4)
Ending balance	$107	$135

(1) The charge-offs are related to commercial and financial loans.
(2) Consists primarily of foreign currency translation.
We recorded no provision for credit losses in the first quarter of 2022, as positive changes in the mix of loans in our portfolio were offset by a downward shift in management's economic outlook, compared to a $9 million reserve release in the same period in 2021.
As of March 31, 2022, approximately $61 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $92 million as of March 31, 2021. As our view on current and future economic scenarios change, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $46 million and $43
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
million as of March 31, 2022 and 2021, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities.
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
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to FX and interest rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings carry the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, FX needed by borrowers to repay their obligations.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 23% and 27% of our consolidated total assets as of March 31, 2022 and December 31, 2021, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2022
Germany	$26,433	$114	$26,547
United Kingdom	11,534	815	12,349
Canada	9,810	498	10,308
Japan	6,408	1,344	7,752
Luxembourg	6,775	703	7,478
Australia	5,720	439	6,159
Ireland	2,736	1,265	4,001
December 31, 2021
Germany	$30,263	$202	$30,465
United Kingdom	13,075	1,287	14,362
Japan	10,713	878	11,591
Canada	8,201	999	9,200
Australia	6,862	534	7,396
Luxembourg	6,300	601	6,901
Ireland	2,822	852	3,674

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2022 and December 31, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated total assets, at approximately $2.63 billion and $2.83 billion, respectively.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
statements, are discussed in detail on pages 23 to 51 included under Item 1A, Risk Factors, in our 2021 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 83 to 88 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2021 Form 10-K.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to support certain on-balance sheet credit exposures, including financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance sheet credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of future expected losses.
The economic forecast utilized in the first quarter of 2022 reflects positive changes in the mix of loans in our portfolio, offset by a downward shift in management's economic outlook. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 88 to 93 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2021 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2022, our Parent Company and State Street Bank had no senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 93 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2021 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 14 included under Item 1, Business, in our 2021 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended March 31, 2022 and December 31, 2021, daily average LCR for the Parent Company was 106% and 105%, respectively. The impact of higher deposits on the Parent Company's LCR is offset by a cap, known as the transferability restriction, on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final
Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA for the Parent Company under the LCR final rule definition was $151.57 billion and $159.36 billion, post-prescribed haircuts, for the quarters ended March 31, 2022 and December 31, 2021, respectively. For the quarter ended March 31, 2022, LCR for State Street Bank and Trust was approximately 127%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR Final Rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $72.79 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended March 31, 2022, and $83.48 billion for the quarter ended December 31, 2021. The lower levels of average cash balances with central banks reflect lower levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of both March 31, 2022 and December 31, 2021, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of both March 31, 2022 and December 31, 2021, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $101.68 billion for the quarter ended March 31, 2022, compared to $99.47 billion for the quarter ended December 31, 2021.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $33.76 billion and $33.03 billion and standby letters of credit totaling $2.62 billion and $3.24 billion as of March 31, 2022 and December 31, 2021, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2022, approximately 75% of our unfunded commitments to extend credit and 32% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The final rule published in the Federal Register on November 1, 2019 requires a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our updated 2021 targeted 165(d) resolution plan by July 1, 2021. The targeted resolution plan included the core elements of resolution planning and some specific firm level information about the impact of the COVID-19 pandemic on resolution planning. In addition, actions taken to remediate the 2019 shortcoming related to the implementation of governance mechanisms were included in the plan. Our next full resolution plan is due July 1, 2023.
In the event of material financial distress, our preferred resolution strategy is the SPOE Strategy. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company,
SSIF (a direct subsidiary of the Parent Company), our Beneficiary Entities (as defined below) and certain of our other entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our other subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event", which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement, (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement, including in evaluating any of our entities from a creditor's perspective or determining whether to enter into a contractual relationship with any of our entities.
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan before July 1, 2018. In November 2018, the FDIC had announced that until the FDIC completed revisions to its IDI plan requirements, no IDI plans would be required to be filed. On June 25, 2021, the FDIC issued a policy statement on resolution plans for IDIs that allows for content streamlining and adjusts the frequency of submissions to a three-year cycle. State Street Bank’s next IDI plan submission deadline is December 1, 2023.
Additionally, we are required to submit a recovery plan to the Federal Reserve. This plan includes detailed governance triggers and contingency actions that can be implemented in a timely manner in the event of extreme financial distress in those entities. We also have recovery planning requirements in certain international jurisdictions where we operate.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2022 and December 31, 2021, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in the British pound Sterling (GBP) and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $4.28 billion and $1.58 billion as of March 31, 2022 and December 31, 2021, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.12 billion, as of March 31, 2022, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both March 31, 2022 and December 31, 2021, there was no balance outstanding on this line of credit.
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. The total amount remaining for issuance under the registration statement is $2.25 billion as of March 31, 2022. In addition, State Street Bank also has current authorization from the Board to issue up to $5 billion in unsecured senior debt.
On February 7, 2022, we issued $300 million aggregate principal amount of fixed-to-floating rate senior notes due 2026, $650 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of fixed-to-floating rate senior notes due 2033.
On March 30, 2022, we redeemed $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023.
On April 14, 2022, we notified the holders of our $750 million aggregate principal amount of 2.653% Fixed-to-Floating Rate Senior Notes due 2023 that we will redeem all of the Notes on May 15, 2022.
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
Tight labor markets, the ongoing war in Ukraine and lingering impacts from the COVID-19 pandemic are resulting in stress on the operating environment and have increased, and may continue to increase, operational risk. The war in Ukraine also heightens information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 99 to 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2021 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to pages 102 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Technology Risk Management" in our 2021 Form 10-K, and pages 46 to 47 included under Item 1A, Risk Factors, in our 2021 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities".
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
For additional information about the market risk associated with our trading activities, refer to pages 103 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2021 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2022, the notional amount of these derivative contracts was $2.57 trillion, of which $2.53 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 105 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2021 Form 10-K.
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
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Credit and Market Risk Committee (CMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the CMRC if material. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We had one back-testing exception in the quarter ended March 31, 2022, one back-testing exception in the quarter ended December 31, 2021 and no back-testing exceptions in the quarter ended March 31, 2021. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
	March 31, 2022			December 31, 2021			March 31, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$11,401	$25,779	$3,341	$15,393	$27,068	$7,005	$13,008	$25,411	$5,252	$4,474	$16,998	$14,587
Global Treasury	776	1,714	559	1,287	4,232	255	5,915	9,762	3,820	1,079	3,556	9,655
Diversification	(849)	(1,418)	(399)	(1,212)	(3,997)	(373)	(3,736)	(2,884)	(2,576)	(1,214)	(4,519)	(8,973)
Total VaR	$11,328	$26,075	$3,501	$15,468	$27,303	$6,887	$15,187	$32,289	$6,496	$4,339	$16,035	$15,269

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
	March 31, 2022			December 31, 2021			March 31, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$37,341	$64,435	$23,242	$41,818	$73,273	$20,522	$34,572	$79,687	$13,779	$40,529	$65,840	$21,264
Global Treasury	2,977	8,428	778	4,423	14,632	814	17,714	26,312	10,095	5,687	12,419	25,763
Diversification	(3,825)	(9,841)	(1,365)	(5,862)	(15,397)	(1,533)	(7,398)	(10,040)	(3,453)	(9,063)	(17,505)	(26,260)
Total Stressed VaR	$36,493	$63,022	$22,655	$40,379	$72,508	$19,803	$44,888	$95,959	$20,421	$37,153	$60,754	$20,767

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The three month average of our stressed VaR-based measure was approximately $36 million for the quarter ended March 31, 2022, compared to an average of approximately $40 million for the quarter ended December 31, 2021 and $45 million for the quarter ended March 31, 2021. The decrease in the average stressed VaR for the quarter ended March 31, 2022, compared to the quarter ended December 31, 2021, is primarily attributed to lower foreign exchange and interest rate risk positions.
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. While overall levels of volatility have varied over the historical observation periods, smaller residual market risk positions during the quarter have led to a reduction in VaR measures presented.
We have in the past and may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and any future modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2022			As of December 31, 2021			As of March 31, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$2,512	$3,368	$495	$6,945	$16,424	$108	$12,476	$11,164	$857
Global Treasury	889	815	—	531	3,688	—	39	9,734	—
Diversification	(869)	(899)	—	(877)	(3,682)	—	(22)	(5,477)	—
Total VaR	$2,532	$3,284	$495	$6,599	$16,430	$108	$12,493	$15,421	$857

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2022			As of December 31, 2021			As of March 31, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,352	$57,507	$540	$9,445	$63,368	$157	$16,046	$26,866	$939
Global Treasury	1,076	5,746	—	667	13,218	—	62	25,260	—
Diversification	(1,403)	(7,286)	—	(1,551)	(17,500)	—	(16)	(6,387)	—
Total Stressed VaR	$8,025	$55,967	$540	$8,561	$59,086	$157	$16,092	$45,739	$939

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
Asset and Liability Management Activities
The primary objective of asset and liability management is to provide sustainable NII under varying economic conditions, while protecting the economic value of the assets and liabilities carried on our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NII and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NII is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client deposits.
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2022 and March 31, 2021. Our March 31, 2022 baseline forecast aligns to the market’s expectations for a rapid increase in global central bank rates in response to rising inflation. In addition to higher interest rates, we are also forecasting gradual deposit balance reductions and increasing deposit betas as a result of quantitative tightening and rising interest rates.
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2022(1)		March 31, 2021
	Fed Funds Target	10-Year Treasury	Fed Funds Target	10-Year Treasury
Spot rates	0.50%	2.35%	0.25%	1.74%
12-month forward rates	2.25	2.73	0.25	2.05

(1) This reflects our internal interest rate forecast as of March 31, 2022.
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rates changes on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	March 31, 2022(1)			March 31, 2021
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$133	$398	$531	$805	$245	$1,050
–100 bps shock	(118)	(193)	(311)	493	129	622
Steeper yield curve:
'+100 bps shift in long-end rates(2)	83	14	97	154	2	156
'-100 bps shift in short-end rates(2)	(16)	(179)	(195)	645	131	776
Flatter yield curve:
'+100 bps shift in short-end rates(2)	53	383	436	659	244	903
'-100 bps shift in long-end rates(2)	(100)	(14)	(114)	(142)	(2)	(144)

(1) Does not reflect any impact of our proposed acquisition of the BBH Investor Services business.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.

As of March 31, 2022, NII is expected to benefit from an increase in interest rates. Compared to March 31, 2021, NII is less sensitive to parallel rate increases primarily due to improvement in our NII from recent rate increases in our baseline forecast and the benefit of additional U.S. rate hikes beginning to diminish due to higher deposit betas. Our current simulations assume that deposit betas are higher than the last U.S. rising rate cycle from 2017-2018 due to our current deposit mix and the pacing of U.S. rate hikes occurring over a shorter period of time. With the change to our baseline interest rate forecast, which assumes a sharp rise in central bank rates, NII is now exposed to lower interest rate scenarios. As our baseline outlook for NII improves over the next twelve-month period, lower rate scenarios relative to our baseline view highlight the NII at risk if the baseline rate outlook is not realized.
As previously disclosed, during periods when U.S. interest rates are near zero, NII is more sensitive to short-end U.S. rate changes, primarily due to impacts on our sponsored repurchase agreement activity. When U.S. market rates shift higher and away from zero, our sponsored repurchase agreement activity’s NII sensitivity is reduced to normalized levels which are included in our higher rate scenarios.
NII sensitivity is routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Management”.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 111 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2021 Form 10-K.
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
The Intercontinental Exchange Benchmark Administration, in conjunction with the United Kingdom Financial Conduct Authority (FCA), ceased the publication of GBP, EUR, Swiss Franc and the Japanese Yen LIBOR settings for all tenors, as well as one week and two months U.S. dollar LIBOR settings on December 31, 2021. It announced that on June 30, 2023, it would cease the publication of overnight and twelve months U.S. dollar LIBOR settings and that the 1 month, 3 month and 6 month USD LIBOR setting would become non-representative.
We have established a process to identify, assess, plan for and remediate the use of LIBOR and other reference rates affected by reference rate reform that addresses both direct exposures on our balance sheet, and, more importantly, the use of LIBOR in our various service provider roles to our customers. This process is led by a wide, multidisciplinary LIBOR program management office (“LIBOR PMO”), established in September 2018, that will continue to lead our transition efforts through June 2023.
The LIBOR PMO reports regularly to executive management of the firm and our key regulators on progress with respect to client communications, updating quantitative models and information technology systems, managing vendors, contracts remediation, adoption of alternative reference rates for various financial products and services, evaluation of fallback provisions contained in LIBOR-priced loans, investment securities, derivatives and long-term debt and general operational readiness for each stage of the transition. Most of the work identified by the LIBOR PMO for implementation of the transition is substantially complete, and contingency plans have been developed with respect to identified uncertainties. No incremental material investments are expected to be needed for systems and processes related to the transition. Potential risks that could impact our remediation efforts include overall transition readiness across the industry, third party vendor dependencies and resource constraints from the concentration of remediation activities at key points in the transition process.
Our direct on balance sheet exposures to LIBOR are limited and primarily include assets held in the investment portfolio, certain loans made through Global Credit Finance and issuances of long-term debt and preferred stock. We have planned for, and are prepared to, transition our remaining on balance sheet exposures in a manner consistent with regulatory guidance and the availability of interim solutions for various legacy LIBOR contracts. We will not originate or issue new LIBOR-based loans or long-term debt, and any purchases of LIBOR-based investment securities will be screened for adequate fallback language. Our remaining exposure outstanding at June 2023 is largely governed by existing fallback language, or jurisdictional legislation that provides for appropriate fallback provisions. Our financial performance depends, in part, on our ability to adapt to market changes promptly, while avoiding increased related expenses or operational errors. Substantial risks and uncertainties are associated with the market transition away from the use of LIBOR as an interest rate benchmark used to determine amounts payable under, and the value of, relevant financial instruments and contracts.
For additional information about our strategic risk management framework and associated risks, refer to pages 112 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Strategic Risk Management", in our 2021 Form 10-K, and page 44 included under Item 1A, Risk Factors, in our 2021 Form 10-K - "The market transition away from broad use of the London Interbank Offered Rate (LIBOR) as
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
an interest rate benchmark may impose additional costs on us and may expose us to increased operational, model and financial risk."
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
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by U.S. banking regulators.
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
As required by the Dodd-Frank Act enacted in 2010 and the SCB rule enacted in 2020, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer (CCB) and the SCB, for the advanced approaches and standardized approach, respectively, and a countercyclical capital buffer. In addition, we are subject to a G-SIB surcharge. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and standardized approach.
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
Our minimum risk-based capital ratios as of January 1, 2022, include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2023, is 1.0%. Based on a calculation as of December 31, 2021, our G-SIB surcharge beginning January 1, 2024 could increase to 1.5%. Accordingly, we have developed a balance sheet management plan intended to result in a G-SIB surcharge calculation of 1.0% as of December 31, 2022 which, if effective, would result in our maintaining our current G-SIB surcharge of 1.0% through December 31, 2024.
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

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,266	$11,266	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			25,612	25,612	25,238	25,238	16,286	16,286	15,700	15,700
Accumulated other comprehensive income (loss)			(2,698)	(2,698)	(1,133)	(1,133)	(2,478)	(2,478)	(926)	(926)
Treasury stock, at cost			(9,932)	(9,932)	(10,009)	(10,009)	—	—	—	—
Total			24,248	24,248	25,387	25,387	26,841	26,841	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,830)	(8,830)	(8,935)	(8,935)	(8,564)	(8,564)	(8,667)	(8,667)
Other adjustments(1)			(392)	(392)	(505)	(505)	(209)	(209)	(309)	(309)
Common equity tier 1 capital			15,026	15,026	15,947	15,947	18,068	18,068	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			17,002	17,002	17,923	17,923	18,068	18,068	18,845	18,845
Qualifying subordinated long-term debt			1,586	1,586	1,588	1,588	749	749	752	752
Adjusted allowance for credit losses			—	105	—	108	—	105	—	108
Total capital			$18,588	$18,693	$19,511	$19,619	$18,817	$18,922	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$67,631	$124,962	$63,735	$109,554	$60,693	$121,825	$57,405	$106,405
Operational risk(3)			45,575	NA	45,550	NA	42,863	NA	42,813	NA
Market risk			1,763	1,763	2,113	2,113	1,763	1,763	2,113	2,113
Total risk-weighted assets			$114,969	$126,725	$111,398	$111,667	$105,319	$123,588	$102,331	$108,518

Capital Ratios:	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.1%	11.9%	14.3%	14.3%	17.2%	14.6%	18.4%	17.4%
Tier 1 capital	9.5	9.5	14.8	13.4	16.1	16.1	17.2	14.6	18.4	17.4
Total capital	11.5	11.5	16.2	14.8	17.5	17.6	17.9	15.3	19.2	18.2

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
NA Not applicable
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $0.92 billion as of March 31, 2022, compared to December 31, 2021, primarily due to unrealized losses on AFS securities within AOCI driven by the significant increase in rates across the yield curve, partially offset by net income.
Our Tier 1 and Total capital decreased $0.92 billion as of March 31, 2022, compared to December 31, 2021, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2022 and for the year ended December 31, 2021.

TABLE 35: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$15,947	$15,947	$14,377	$14,377
Net income	604	604	2,693	2,693
Changes in treasury stock, at cost	77	77	600	600
Dividends declared	(229)	(229)	(897)	(897)
Goodwill and other intangible assets, net of associated deferred tax liabilities	105	105	84	84
Accumulated other comprehensive income (loss)	(1,565)	(1,565)	(1,320)	(1,320)
Other adjustments	87	87	410	410
Changes in common equity tier 1 capital	(921)	(921)	1,570	1,570
Common equity tier 1 capital balance, end of period	15,026	15,026	15,947	15,947
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	17,923	17,923	16,848	16,848
Changes in common equity tier 1 capital	(921)	(921)	1,570	1,570
Net issuance (redemption) of preferred stock	—	—	(495)	(495)
Changes in tier 1 capital	(921)	(921)	1,075	1,075
Tier 1 capital balance, end of period	17,002	17,002	17,923	17,923
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,588	1,696	962	1,109
Net issuance and changes in long-term debt qualifying as tier 2	(2)	(2)	627	627
Changes in adjusted allowance for credit losses	—	(3)	(1)	(40)
Changes in tier 2 capital	(2)	(5)	626	587
Tier 2 capital balance, end of period	1,586	1,691	1,588	1,696
Total capital:
Total capital balance, beginning of period	19,511	19,619	17,810	17,957
Changes in tier 1 capital	(921)	(921)	1,075	1,075
Changes in tier 2 capital	(2)	(5)	626	587
Total capital balance, end of period	$18,588	$18,693	$19,511	$19,619
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2022 and for the year ended December 31, 2021.

TABLE 36: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Total risk-weighted assets, beginning of period	$111,398	$111,667	$109,705	$117,080
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(2,005)	(106)	(476)	(707)
Net increase (decrease) in loans	(386)	2,368	2,017	946
Net increase (decrease) in securitization exposures	63	59	(404)	(489)
Net increase (decrease) in repo-style transaction exposures	(244)	(2,338)	(440)	(1,658)
Net increase (decrease) in over-the-counter derivatives exposures(1)	3,366	10,980	(1,353)	(863)
Net increase (decrease) in all other(2)	3,102	4,445	1,024	(2,567)
Net increase (decrease) in credit risk-weighted assets	3,896	15,408	368	(5,338)
Net increase (decrease) in market risk-weighted assets	(350)	(350)	(75)	(75)
Net increase (decrease) in operational risk-weighted assets	25	N/A	1,400	N/A
Total risk-weighted assets, end of period	$114,969	$126,725	$111,398	$111,667

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of March 31, 2022, total advanced approaches RWA increased $3.57 billion compared to December 31, 2021, mainly driven by an increase in credit risk RWA. The increase in credit risk RWA was primarily driven by a net increase in OTC derivatives exposures and all other RWA, partially offset by investment securities-wholesale RWA.
As of March 31, 2022, total standardized approach RWA increased $15.06 billion compared to December 31, 2021, mainly driven by an increase in credit risk RWA. The increase in credit risk RWA was primarily driven by the implementation of SA-CCR, as expected, as well as a temporary deployment of RWA capital for revenue generating activities in our markets businesses.
The regulatory capital ratios as of March 31, 2022, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2022, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 37: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2022	December 31, 2021
State Street:
Tier 1 capital	$17,002	$17,923
Average assets	295,010	303,007
Less: adjustments for deductions from tier 1 capital and other	(9,222)	(9,440)
Adjusted average assets for tier 1 leverage ratio	285,788	293,567
Additional SLR exposure	43,395	32,985
Adjustments for deductions of qualifying central bank deposits	(73,789)	(84,113)
Total assets for SLR	$255,394	$242,439
Tier 1 leverage ratio	5.9%	6.1%
Supplementary leverage ratio	6.7	7.4

State Street Bank:
Tier 1 capital	$18,068	$18,845
Average assets	291,458	299,379
Less: adjustments for deductions from tier 1 capital and other	(8,773)	(8,976)
Adjusted average assets for tier 1 leverage ratio	282,685	290,403
Additional SLR exposure	43,462	32,985
Adjustments for deductions of qualifying central bank deposits	(73,789)	(84,113)
Total assets for SLR	$252,358	$239,275
Tier 1 leverage ratio	6.4%	6.5%
Supplementary leverage ratio	7.2	7.9

Total Loss-Absorbing Capacity (TLAC)
The Federal Reserve's final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards, and requires us, among other things, to comply with minimum requirements for external TLAC (combined eligible tier 1 regulatory capital and LTD) and LTD. Specifically, we must hold:

Amount equal to:
TLAC
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
As of April 1, 2020, the TLAC and LTD requirements calibrated to the SLR denominator reflect the deduction of certain central bank balances as prescribed by the regulatory relief implemented under EGRRCPA.
The following table presents external TLAC and external LTD as of March 31, 2022:

TABLE 38: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2022
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity
Risk-weighted assets	$30,775	24.3%	$27,246	21.5%
Supplemental leverage ratio	30,775	12.1	24,262	9.5
Long-term debt:
Risk-weighted assets	12,380	9.8	8,871	7.0
Supplemental leverage ratio	12,380	4.8	11,493	4.5
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
In November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule that, among other things, implemented the standardized approach for counterparty credit risk (SA-CCR), a methodology for calculating the exposure amount for derivative contracts. Under the final rule, which became effective on January 1, 2022, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. We are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Additionally, we have to apply a revised formula to determine the RWA amount of our central counterparty default fund contributions. The adoption of the SA-CCR, in place of then-applicable Current Exposure Method (CEM), resulted in an 8% increase in our standardized RWA as of March 31, 2022. As part of a plan to partially offset this impact, various optimization actions are being implemented across business lines with an expected completion in the first half of 2022.
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended March 31, 2022, we deducted $73.8 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
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
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2022:

TABLE 39: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 4.423% effective March 15, 2022	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS

	Three Months Ended March 31,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	950	9.50	2	953	9.53	7
Series G	1,338	0.33	7	1,338	0.33	7
Total			$20			$25
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 and during the first quarter of 2022 under the common
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
share repurchase plan approved by our Board in July 2021. We no longer expect to resume our share repurchase program in the second and third quarters of 2022 due primarily to net unrealized losses on AFS securities reported in Other Comprehensive Income in the first quarter of 2022 related to higher interest rates.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 41: SHARES REPURCHASED
Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	6.2	$76.21	$475
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$209	$0.52	$182
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 54 to 56 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our 2021 Form 10-K, and to pages 169 to 171 in Note 15 to the consolidated financial statements included under Item 8. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $395.51 billion and $385.74 billion as of March 31, 2022 and December 31, 2021, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $415.61 billion and $404.12 billion as collateral for indemnified securities on loan as of March 31, 2022 and December 31, 2021, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $415.61 billion and $404.12 billion, referenced above, $65.85 billion and $61.56 billion was invested in indemnified repurchase agreements as of March 31, 2022 and December 31, 2021, respectively. We or our agents held $71.43 billion and $67.01 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2022 and December 31, 2021, respectively.
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
For more information on our market risk refer to pages 103 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2022, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Fee revenue:
Servicing fees	$1,368	$1,369
Management fees	520	493
Foreign exchange trading services	359	346
Securities finance	96	99
Software and processing fees	201	160
Other fee revenue	29	16
Total fee revenue	2,573	2,483
Net interest income:
Interest income	521	471
Interest expense	12	4
Net interest income	509	467
Other income:
Gains (losses) related to investment securities, net	(1)	—
Other income	—	—
Total other income (loss)	(1)	—
Total revenue	3,081	2,950
Provision for credit losses	—	(9)
Expenses:
Compensation and employee benefits	1,232	1,242
Information systems and communications	423	421
Transaction processing services	264	270
Occupancy	95	109
Acquisition and restructuring costs	9	10
Amortization of other intangible assets	61	58
Other	243	222
Total expenses	2,327	2,332
Income before income tax expense	754	627
Income tax expense	150	108
Net income	$604	$519
Net income available to common shareholders	$583	$489
Earnings per common share:
Basic	$1.59	$1.39
Diluted	1.57	1.37
Average common shares outstanding (in thousands):
Basic	366,542	350,743
Diluted	372,037	355,690
Cash dividends declared per common share	$.57	$.52

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$604	$519
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $10 and $53, respectively	(98)	(200)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($531) and $(161), respectively	(1,445)	(425)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $57 and $4, respectively	157	12
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($72) and $0, respectively	(194)	—
Net unrealized gains (losses) on retirement plans, net of related taxes of $6 and $3, respectively	15	8
Other comprehensive income (loss)	(1,565)	(605)
Total comprehensive income (loss)	$(961)	$(86)

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2022	December 31, 2021
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$2,976	$3,631
Interest-bearing deposits with banks	104,010	106,358
Securities purchased under resale agreements	803	3,012
Trading account assets	754	758
Investment securities available-for-sale (less allowance for credit losses of $2 and $2)	74,348	73,399
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $42,834 and $42,271)	45,203	42,430
Loans (less allowance for credit losses on loans of $86 and $87)	35,055	32,445
Premises and equipment (net of accumulated depreciation of $5,530 and $5,391)	2,229	2,261
Accrued interest and fees receivable	3,446	3,278
Goodwill	7,582	7,621
Other intangible assets	1,744	1,816
Other assets	44,200	37,615
Total assets	$322,350	$314,624
Liabilities:
Deposits:
Non-interest-bearing	$61,797	$56,461
Interest-bearing - U.S.	104,962	102,985
Interest-bearing - non-U.S.	84,284	95,589
Total deposits	251,043	255,035
Securities sold under repurchase agreements	4,277	1,575
Other short-term borrowings	18	128
Accrued expenses and other liabilities	26,866	17,048
Long-term debt	13,922	13,475
Total liabilities	296,126	287,261
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 367,114,788 and 365,982,820 shares outstanding	504	504
Surplus	10,762	10,787
Retained earnings	25,612	25,238
Accumulated other comprehensive income (loss)	(2,698)	(1,133)
Treasury stock, at cost (136,764,854 and 137,896,822 shares)	(9,932)	(10,009)
Total shareholders’ equity	26,224	27,363
Total liabilities and shareholders' equity	$322,350	$314,624

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005

Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	27,363
Net income					604				604
Other comprehensive income (loss)						(1,565)			(1,565)
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				(11)			(1,132)	77	66
Other				(14)	(1)		—		(15)
Balance at March 31, 2022	$1,976	503,880	$504	$10,762	$25,612	$(2,698)	136,765	$(9,932)	$26,224

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating Activities:
Net income	$604	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	7	(26)
Amortization of other intangible assets	61	58
Other non-cash adjustments for depreciation, amortization and accretion, net	232	359
Losses (gains) related to investment securities, net	1	—
Provision for credit losses	—	(9)
Change in trading account assets, net	4	29
Change in accrued interest and fees receivable, net	(168)	(197)
Change in collateral deposits, net	(187)	35
Change in unrealized losses (gains) on foreign exchange derivatives, net	(1,075)	(6,250)
Change in other assets, net	(955)	(377)
Change in accrued expenses and other liabilities, net	5,862	2,000
Other, net	200	127
Net cash (used in) provided by operating activities	4,586	(3,732)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	2,348	9,406
Net (increase) decrease in securities purchased under resale agreements	2,209	(2,132)
Proceeds from sales of available-for-sale securities	1,600	5,168
Proceeds from maturities of available-for-sale securities	4,494	5,004
Purchases of available-for-sale securities	(11,689)	(12,324)
Proceeds from maturities of held-to-maturity securities under the MMLF program	—	3,099
Proceeds from maturities of held-to-maturity securities	3,632	3,840
Purchases of held-to-maturity securities	(4,119)	(1,268)
Sale of loans	38	35
Net (increase) in loans	(2,648)	(3,695)
Business acquisitions, net of cash acquired	(3)	(214)
Purchases of equity investments and other long-term assets	(71)	(34)
Purchases of premises and equipment, net	(138)	(162)
Other, net	11	81
Net cash provided by (used in) investing activities	(4,336)	6,804
Financing Activities:
Net (decrease) increase in time deposits	(1,298)	(1,580)
Net increase (decrease) in all other deposits	(2,696)	6,674
Net (decrease) increase in securities sold under repurchase agreements	2,702	(2,826)
Net (decrease) increase in short-term borrowings under money market liquidity facility	—	(3,102)
Net (decrease) increase in other short-term borrowings	(111)	(43)
Proceeds from issuance of long-term debt, net of issuance costs	1,492	844
Payments for long-term debt and obligations under finance leases	(765)	(764)
Payments for redemption of preferred stock	—	(500)
Repurchases of common stock	—	(475)
Repurchases of common stock for employee tax withholding	—	(6)
Payments for cash dividends	(229)	(209)
Net cash (used in) provided by financing activities	(905)	(1,987)
Net increase	(655)	1,085
Cash and due from banks at beginning of period	3,631	3,467
Cash and due from banks at end of period	$2,976	$4,552

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2021 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2021 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
In September 2021, we announced that we had entered into a definitive agreement to acquire the BBH Investor Services business for $3.5 billion in cash.
Recent Accounting Developments
We did not adopt any new accounting standards in the first quarter of 2022 that had a material impact to our financial statements.
Relevant standards that were recently issued but not yet adopted

Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The standard addresses two topics: 1) eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and 2) requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table.
		January 1, 2023, early adoption permitted	We do not expect the new standard to have a significant impact as, to date, no loans have been modified in troubled debt restructurings and write-offs of financing receivables are insignificant.
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method
The standard makes targeted amendments to 1) expand the existing last-of-layer method to allow multiple hedging layers of a single closed portfolio (now renamed portfolio layer method), 2) expand the scope of the portfolio layer method to include nonprepayable financial assets, 3) clarify which hedging instruments are eligible for designation in a portfolio layer hedge, 4) provide additional guidance on the accounting for, and disclosure of, hedge basis adjustments that are applicable to the portfolio layer method and 5) define how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.
		January 1, 2023, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.
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
State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 137 to 143 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2022
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	140	—		140
Other	—	574	—		574
Total trading account assets	40	714	—		754
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	20,943	—	—		20,943
Mortgage-backed securities	—	18,741	—		18,741
Total U.S. Treasury and federal agencies	20,943	18,741	—		39,684
Non-U.S. debt securities:
Mortgage-backed securities	—	2,268	—		2,268
Asset-backed securities	—	2,066	—		2,066
Non-U.S. sovereign, supranational and non-U.S. agency	—	20,729	—		20,729
Other	—	3,389	—		3,389
Total non-U.S. debt securities	—	28,452	—		28,452
Asset-backed securities:
Student loans	—	187	—		187
Collateralized loan obligations	—	2,411	—		2,411
Non-agency CMBS and RMBS(2)	—	168	—		168
Other	—	90	—		90
Total asset-backed securities	—	2,856	—		2,856
State and political subdivisions	—	1,202	—		1,202
Other U.S. debt securities	—	2,154	—		2,154
Total available-for-sale investment securities	20,943	53,405	—		74,348
Other assets:
Derivative instruments:
Foreign exchange contracts	—	20,913	6	$(14,142)	6,777
Interest rate contracts	9	—	—	—	9
Total derivative instruments	9	20,913	6	(14,142)	6,786
Other	15	647	—	—	662
Total assets carried at fair value	$21,007	$75,679	$6	$(14,142)	$82,550
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$21,201	$3	$(13,888)	$7,320
Interest rate contracts	—	—	—	—	—
Other derivative contracts	—	299	—	—	299
Total derivative instruments	4	21,500	3	(13,888)	7,619
Total liabilities carried at fair value	$4	$21,500	$3	$(13,888)	$7,619

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.74 billion and $1.49 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	1	15,824	—	(10,395)	5,430
Other derivative contracts	—	301	—	—	301
Total derivative instruments	1	16,125	—	(10,395)	5,731
Total liabilities carried at fair value	$1	$16,125	$—	$(10,395)	$5,731

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
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three months ended March 31, 2022 and 2021, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended March 31, 2022, there were no transfers into and out of level 3. During the three months ended March 31, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the three months ended March 31, 2021, transfers out of level 3 were primarily related to collateralized loan obligations, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2022
	Fair Value as of December 31, 2021	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$3	$—	$3	$—	$—	$—	$—	$6	$3
Total derivative instruments	—	3	—	3	—	—	—	—	6	3
Total assets carried at fair value	$—	$3	$—	$3	$—	$—	$—	$—	$6	$3

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(14)	$106
Total asset-backed securities	14	—	—	106	—	—	—	(14)	106
Other U.S. debt securities	—	—	—	—	—	—	15	—	15
Total available-for-sale investment securities	14	—	—	106	—	—	15	(14)	121
Other assets:
Derivative instruments:
Foreign exchange contracts	2	—	—	4	—	—	—	—	6	$1
Total derivative instruments	2	—	—	4	—	—	—	—	6	1
Total assets carried at fair value	$16	$—	$—	$110	$—	$—	$15	$(14)	$127	$1

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of March 31, 2022	As of December 31, 2021	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2022			As of March 31, 2022	As of December 31, 2021
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$6	$—	Option model	Volatility	7.2%	-	22.7%	13.3%	15.2%
Total	$6	$—
Liabilities:
Derivative instruments, foreign exchange contracts	$(3)	$—	Option model	Volatility	7.2%	-	22.8%	8.8%	14.7%
Total	$(3)	$—

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2022
Financial Assets:
Cash and due from banks	$2,976	2,976	$2,976	$—	$—
Interest-bearing deposits with banks	104,010	104,010	—	104,010	—
Securities purchased under resale agreements	803	803	—	803	—
Investment securities held-to-maturity	45,203	42,834	702	42,132	—
Net loans(1)	35,055	35,069	—	32,802	2,267
Other(2)	1	1	—	1	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$61,797	$61,797	$—	$61,797	$—
Interest-bearing - U.S.	104,962	104,962	—	104,962	—
Interest-bearing - non-U.S.	84,284	84,284	—	84,284	—
Securities sold under repurchase agreements	4,277	4,277	—	4,277	—
Other short-term borrowings	18	18	—	18	—
Long-term debt	13,922	13,555	—	13,408	147
Other(2)	1	1	—	1	—

(1) Includes $57 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2022.
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

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 144 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$21,687	$14	$758	$20,943	$18,111	$24	$196	$17,939
Mortgage-backed securities	19,204	17	480	18,741	18,154	148	94	18,208
Total U.S. Treasury and federal agencies	40,891	31	1,238	39,684	36,265	172	290	36,147
Non-U.S. debt securities:
Mortgage-backed securities	2,272	6	10	2,268	1,986	12	3	1,995
Asset-backed securities(1)	2,073	1	8	2,066	2,087	2	2	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	21,123	15	409	20,729	23,533	114	100	23,547
Other(2)	3,494	5	110	3,389	3,113	17	32	3,098
Total non-U.S. debt securities	28,962	27	537	28,452	30,719	145	137	30,727
Asset-backed securities:
Student loans(3)	186	2	1	187	209	2	—	211
Collateralized loan obligations(4)	2,420	—	9	2,411	2,155	2	2	2,155
Non-agency CMBS and RMBS(5)	170	—	2	168	52	—	—	52
Other	90	—	—	90	90	1	—	91
Total asset-backed securities	2,866	2	12	2,856	2,506	5	2	2,509
State and political subdivisions	1,197	12	7	1,202	1,216	59	3	1,272
Other U.S. debt securities(6)	2,201	2	49	2,154	2,734	23	13	2,744
Total available-for-sale securities(7)(9)	$76,117	$74	$1,843	$74,348	$73,440	$404	$445	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$720	$2	$—	$722	$2,170	$10	$—	$2,180
Mortgage-backed securities	35,784	18	2,309	33,493	33,481	362	578	33,265
Total U.S. Treasury and federal agencies	36,504	20	2,309	34,215	35,651	372	578	35,445
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,763	—	70	3,693	1,564	—	9	1,555
Total non-U.S. debt securities	3,763	—	70	3,693	1,564	—	9	1,555
Asset-backed securities:
Student loans(3)	4,651	16	47	4,620	4,908	48	14	4,942
Non-agency CMBS and RMBS(8)	285	21	—	306	307	22	—	329
Total asset-backed securities	4,936	37	47	4,926	5,215	70	14	5,271
Total held-to-maturity securities(7)	$45,203	$57	$2,426	$42,834	$42,430	$442	$601	$42,271

(1) As of March 31, 2022 and December 31, 2021, the fair value includes non-U.S. collateralized loan obligations of $0.92 billion and $0.83 billion, respectively.
(2) As of March 31, 2022 and December 31, 2021, the fair value includes non-U.S. corporate bonds of $1.80 billion and $1.53 billion, respectively.
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(5) Consists entirely of non-agency CMBS as of both March 31, 2022 and December 31, 2021.
(6) As of March 31, 2022 and December 31, 2021, the fair value of U.S. corporate bonds was $2.03 billion and $2.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2022.
(8) As of March 31, 2022 and December 31, 2021, the total amortized cost included $273 million and $292 million, respectively, of non-agency CMBS and $12 million and $14 million of non-agency RMBS, respectively.
(9) As of March 31, 2022 and December 31, 2021, total amortized cost included an allowance for credit losses on AFS investment securities of $2 million and $2 million, respectively.
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $88.81 billion and $80.81 billion as of March 31, 2022 and December 31, 2021, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of March 31, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$16,587	$644	$3,454	$114	$20,041	$758
Mortgage-backed securities	11,858	391	880	89	12,738	480
Total U.S. Treasury and federal agencies	28,445	1,035	4,334	203	32,779	1,238
Non-U.S. debt securities:
Mortgage-backed securities	1,376	10	37	—	1,413	10
Asset-backed securities	1,650	8	76	—	1,726	8
Non-U.S. sovereign, supranational and non-U.S. agency	12,826	275	1,744	134	14,570	409
Other	1,675	57	665	53	2,340	110
Total non-U.S. debt securities	17,527	350	2,522	187	20,049	537
Asset-backed securities:
Student loans	93	1	25	—	118	1
Collateralized loan obligations	2,021	9	49	—	2,070	9
Non-agency CMBS and RMBS	124	2	—	—	124	2
Total asset-backed securities	2,238	12	74	—	2,312	12
State and political subdivisions	361	3	44	4	405	7
Other U.S. debt securities	1,107	32	244	17	1,351	49
Total	$49,678	$1,432	$7,218	$411	$56,896	$1,843

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,749	$194	$1,624	$2	$16,373	$196
Mortgage-backed securities	10,417	80	369	14	10,786	94
Total U.S. Treasury and federal agencies	25,166	274	1,993	16	27,159	290
Non-U.S. debt securities:
Mortgage-backed securities	577	3	30	—	607	3
Asset-backed securities	1,021	2	127	—	1,148	2
Non-U.S. sovereign, supranational and non-U.S. agency	10,406	97	63	3	10,469	100
Other	1,570	31	19	1	1,589	32
Total non-U.S. debt securities	13,574	133	239	4	13,813	137
Asset-backed securities:
Collateralized loan obligations	1,268	2	—	—	1,268	2
Total asset-backed securities	1,268	2	—	—	1,268	2
State and political subdivisions	10	—	45	3	55	3
Other U.S. debt securities	1,214	13	—	—	1,214	13
Total	$41,232	$422	$2,277	$23	$43,509	$445
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2022. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of March 31, 2022
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,427	$2,417	$18,654	$17,907	$606	$619	$—	$—	$21,687	$20,943
Mortgage-backed securities	63	63	760	761	8,443	8,409	9,938	9,508	19,204	18,741
Total U.S. Treasury and federal agencies	2,490	2,480	19,414	18,668	9,049	9,028	9,938	9,508	40,891	39,684
Non-U.S. debt securities:
Mortgage-backed securities	141	140	501	501	31	31	1,599	1,596	2,272	2,268
Asset-backed securities	283	281	963	961	433	432	394	392	2,073	2,066
Non-U.S. sovereign, supranational and non-U.S. agency	4,660	4,661	12,768	12,434	3,679	3,620	16	14	21,123	20,729
Other	1,008	1,009	2,321	2,232	110	101	55	47	3,494	3,389
Total non-U.S. debt securities	6,092	6,091	16,553	16,128	4,253	4,184	2,064	2,049	28,962	28,452
Asset-backed securities:
Student loans	95	97	—	—	—	—	91	90	186	187
Collateralized loan obligations	110	110	412	410	1,246	1,241	652	650	2,420	2,411
Non-agency CMBS and RMBS	—	—	—	—	—	—	170	168	170	168
Other	—	—	—	—	90	90	—	—	90	90
Total asset-backed securities	205	207	412	410	1,336	1,331	913	908	2,866	2,856
State and political subdivisions	178	178	494	496	468	475	57	53	1,197	1,202
Other U.S. debt securities	708	707	1,452	1,406	41	41	—	—	2,201	2,154
Total	$9,673	$9,663	$38,325	$37,108	$15,147	$15,059	$12,972	$12,518	$76,117	$74,348
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$701	$702	$2	$2	$1	$1	$16	$17	$720	$722
Mortgage-backed securities	133	130	428	418	4,619	4,245	30,604	28,700	35,784	33,493
Total U.S. Treasury and federal agencies	834	832	430	420	4,620	4,246	30,620	28,717	36,504	34,215
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	233	233	3,529	3,459	1	1	—	—	3,763	3,693
Total non-U.S. debt securities	233	233	3,529	3,459	1	1	—	—	3,763	3,693
Asset-backed securities:
Student loans	338	330	29	28	988	990	3,296	3,272	4,651	4,620
Non-agency CMBS and RMBS	86	93	124	125	—	—	75	88	285	306
Total asset-backed securities	424	423	153	153	988	990	3,371	3,360	4,936	4,926
Total	$1,491	$1,488	$4,112	$4,032	$5,609	$5,237	$33,991	$32,077	$45,203	$42,834
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
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 148 to 149 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2022, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We had no allowance for credit losses on our HTM securities as of March 31, 2022 and December 31, 2021.
Our allowance for credit losses on our AFS securities was approximately $2 million as of both March 31, 2022 and December 31, 2021. In the first quarter of 2022, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the resulting gross pre-tax unrealized losses of $4.27 billion related to 1,703 securities as of March 31, 2022 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, overdrafts and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$11,649	$12,396
Leveraged loans	3,147	3,106
Overdrafts	3,181	1,796
Other(3)	2,014	2,262
Commercial real estate	2,558	2,554
Total domestic	22,549	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	7,746	7,778
Leveraged loans	1,283	1,328
Overdrafts	3,563	1,312
Total foreign	12,592	10,418
Total loans(2)	35,141	32,532
Allowance for credit losses	(86)	(87)
Loans, net of allowance	$35,055	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8,254 million private equity capital call finance loans, $6,555 million loans to real money funds, $2,483 million collateralized loan obligations in loan form and $1,243 million loans to business development companies as of March 31, 2022, compared to $9,147 million private equity capital call finance loans, $6,397 million loans to real money funds, $2,913 million collateralized loan obligations in loan form and $1,387 million loans to business development companies as of December 31, 2021.
(3) Includes $1,529 million securities finance loans, $462 million loans to municipalities and $22 million other loans as of March 31, 2022 and $1,784 million securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2022 and December 31, 2021, the loans pledged as collateral totaled $11.01 billion and $10.08 billion, respectively.
As of March 31, 2022 and December 31, 2021, we had no loans on non-accrual status.
We sold $89 million of leveraged loans in the first quarter of 2022, of which $51 million remained unsettled and was held for sale as of March 31, 2022.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the first quarter of 2022.
Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for certain on-balance sheet credit exposures, including financial assets held at amortized cost and off-balance sheet commitments. The allowance for credit losses is reviewed on a regular basis, and any provision for credit losses is recorded to reflect the amount necessary to maintain the allowance for expected credit losses at a level which represents what management does not expect to recover due to expected credit losses. For additional discussion on the allowance for credit losses for investment securities, please refer to Note 3, to the consolidated financial statements in this Form 10-Q.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of March 31, 2022, we had five loans for $135 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $7.5 million as of March 31, 2022 on these loans.
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
For additional information on the allowance for credit losses, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2022.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 83% of our loans were rated as investment grade as of March 31, 2022 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 15% of our loans as of March 31, 2022, and are concentrated in leveraged loans. Approximately 95% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2022.
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
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$27,112	$2,227	$29,339
Speculative	5,018	269	5,287
Special mention	229	62	291
Substandard	167	—	167
Total(1)(2)	$32,526	$2,558	$35,084

December 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,974	$2,222	$27,196
Speculative	4,714	270	4,984
Special mention	118	62	180
Substandard	164	—	164
Total(1)(2)	$29,970	$2,554	$32,524

(1) Loans Include $6,744 million and $3,108 million of overdrafts as of March 31, 2022 and December 31, 2021 respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of March 31, 2022, 6,397 million overdrafts were investment grade, $341 million overdrafts were speculative and $6 million were substandard.
(2) Total does not include $57 million and $8 million of loans classified as held-for-sale as of March 31, 2022 and December 31, 2021,respectively. $57 million was settled subsequently in April 2022.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of March 31, 2022. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,135	$276	$59	$347	$2	$35	$12,326	$16,180
Speculative	74	1,064	341	660	395	325	609	3,468
Special mention	—	20	—	96	29	19	—	164
Substandard	—	—	4	70	45	9	—	128
Total commercial and financing	$3,209	$1,360	$404	$1,173	$471	$388	$12,935	$19,940
Commercial real estate:
Risk Rating:
Investment grade	$34	$580	$100	384	$656	$473	$—	$2,227
Speculative	—	24	49	148	20	28	—	269
Special mention	—	—	—	22	40	—	—	62
Total commercial real estate	$34	$604	$149	$554	$716	$501	$—	$2,558
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,436	$2,839	$—	$—	$—	$—	$4,657	$10,932
Speculative	362	494	130	260	158	70	76	1,550
Special mention	6	28	—	—	—	31	—	65
Substandard	—	—	—	—	39	—	—	39
Total commercial and financing	$3,804	$3,361	$130	$260	$197	$101	$4,733	$12,586

Total loans(2)	$7,047	$5,325	$683	$1,987	$1,384	$990	$17,668	$35,084

(1) Any reserve associated with accrued interest is not material. As of March 31, 2022, accrued interest receivable of $70 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $57 million of loans classified as held-for-sale as of March 31, 2022 which was settled subsequently in April 2022.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2021:

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,988	$59	$347	$2	$37	$—	$13,591	$16,024
Speculative	1,096	351	706	425	350	7	343	3,278
Special mention	—	—	70	29	19	—	—	118
Substandard	—	5	71	56	8	—	—	140
Total commercial and financing	$3,084	$415	$1,194	$512	$414	$7	$13,934	$19,560
Commercial real estate:
Risk Rating:
Investment grade	$580	$129	$383	$657	$276	$197	$—	$2,222
Speculative	24	49	149	20	—	28	—	270
Special mention	—	—	22	40	—	—	—	62
Total commercial real estate	$604	$178	$554	$717	$276	$225	$—	$2,554
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,087	$—	$—	$—	$—	$—	$4,863	$8,950
Speculative	561	201	264	204	120	31	55	1,436
Substandard	—	—	—	24	—	—	—	24
Total commercial and financing	$4,648	$201	$264	$228	$120	$31	$4,918	$10,410

Total loans(2)	$8,336	$794	$2,012	$1,457	$810	$263	$18,852	$32,524

(1) Any reserve associated with accrued interest is not material. As of December 31, 2021, accrued interest receivable of $86 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $8 million of loans classified as held-for-sale as of December 31, 2021.

The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$12	$14	$2	$19	$—	$108
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	1	(1)	—	—	—	—	—
Ending balance	$61	$11	$14	$2	$19	$—	$107

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Three Months Ended March 31, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs	—	—	—	—	—	—	—
Provision	(1)	(5)	6	(1)	(7)	(1)	(9)
Foreign currency translation	(4)	—	—	—	—	—	(4)
Ending balance	$92	$12	$14	$2	$15	$—	$135

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. In the first quarter of 2022, we recorded no provision for credit losses, as positive changes in the mix of loans in our portfolio were offset by a downward shift in management's economic outlook. In the first quarter of 2021, we reduced the allowance for credit losses by $13 million, principally through a $9 million reserve release in the provision for credit losses. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2020	$7,413	$270	$7,683
Acquisitions(1)	66	—	66
Divestitures(2)	(17)	—	(17)
Foreign currency translation	(108)	(3)	(111)
Ending balance December 31, 2021	$7,354	$267	$7,621
Acquisitions	3	—	3
Foreign currency translation	(41)	(1)	(42)
Ending balance March 31, 2022	$7,316	$266	$7,582

(1) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc. in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
(2) In the second quarter of 2021, we sold a majority share of our WMS business.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2020	$1,733	$94	$1,827
Acquisitions(1)	264	—	264
Amortization	(221)	(24)	(245)
Foreign currency translation	(30)	—	(30)
Ending balance December 31, 2021	1,746	70	1,816
Acquisitions	—	—	—
Amortization	(55)	(6)	(61)
Foreign currency translation	(11)	—	(11)
Ending balance March 31, 2022	$1,680	$64	$1,744

(1) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc. in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,766	$(1,526)	$1,240
Technology	403	(151)	252
Core deposits	691	(456)	235
Other	94	(77)	17
Total	$3,954	$(2,210)	$1,744

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,786	$(1,497)	$1,289
Technology	403	(142)	261
Core deposits	696	(451)	245
Other	96	(75)	21
Total	$3,981	$(2,165)	$1,816
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Securities borrowed(1)	$24,108	$22,300
Derivative instruments, net	6,786	4,108
Bank-owned life insurance	3,577	3,554
Investments in joint ventures and other unconsolidated entities (2)	3,236	3,162
Collateral, net	1,475	1,011
Receivable for securities settlement	895	213
Deferred tax assets, net of valuation allowance(3)	775	254
Prepaid expenses	737	612
Accounts receivable	590	236
Right-of-use assets	546	542
Income taxes receivable	295	317
Deposits with clearing organizations	62	62
Other(4)	1,118	1,244
Total	$44,200	$37,615

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $163 million and $109 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, $55 million of upward adjustments resulting from observable prices changes were recognized in other fee revenue related to such equity securities
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $587 million and $544 million as of March 31, 2022 and December 31, 2021, respectively.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2022, is approximately $31 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$10,698	$9,604
Foreign exchange contracts:
Forward, swap and spot	2,523,696	2,569,449
Options purchased	911	328
Options written	460	210
Futures	1,980	2,359
Other:
Stable value contracts(1)	33,343	32,868
Deferred value awards(2)	423	308
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	21,155	15,100
Foreign exchange contracts:
Forward and swap	6,840	6,700

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 158 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$20,775	$15,216	$21,154	$15,790
Other derivative contracts	—	—	299	301
Total	$20,775	$15,216	$21,453	$16,091

Derivatives designated as hedging instruments:
Foreign exchange contracts	$144	$59	$54	$35
Interest rate contracts	9	2	—	—
Total	$153	$61	$54	$35

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$239	$242
Foreign exchange contracts	Interest expense	13	21
Interest rate contracts	Foreign exchange trading services revenue	6	—
Other derivative contracts	Compensation and employee benefits	(54)	(79)
Total		$204	$184

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$11,018	$(307)	$474
Available-for-sale securities	7,575	(210)	20

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,026	$(64)	$514
Available-for-sale securities	3,551	—	24

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
As of March 31, 2022 and December 31, 2021, the total notional amount of the interest rate swaps of fair value hedges was $13.31 billion and $6.95 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2022	2021			2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$210	$16	Available-for-sale securities(1)	Net interest income	$(210)	$(16)
Interest rate contracts	Net interest income	(243)	(12)	Long-term debt	Net interest income	243	11
Total		$(33)	$4			$33	$(5)

(1) In the first quarter of 2022, approximately $157 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $12 million of net unrealized gains in the same period in 2021.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2022	2021
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(291)	$(16)	Net interest income	$19	$18
Foreign exchange contracts	47	36	Net interest income	3	3
Total derivatives designated as cash flow hedges	$(244)	$20		$22	$21

Derivatives designated as net investment hedges:
Foreign exchange contracts	$64	$135	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	64	135		—	—
Total	$(180)	$155		$22	$21

(1) As of March 31, 2022, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of March 31, 2022 totaled approximately $3.95 billion, against which we provided $2.40 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2022, the maximum additional collateral we would be required to post to our counterparties is approximately $1.55 billion.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 162 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
As of March 31, 2022 and December 31, 2021, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $3.79 billion and $1.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of both the same dates was nil.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$20,919	$(12,400)	$8,519	$—	$8,519
Interest rate contracts(6)	9	—	9	—	9
Cash collateral and securities netting	NA	(1,742)	(1,742)	(812)	(2,554)
Total derivatives	20,928	(14,142)	6,786	(812)	5,974
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	106,690	(81,779)	24,911	(24,658)	253
Total derivatives and other financial instruments	$127,618	$(95,921)	$31,697	$(25,470)	$6,227

Assets:	December 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,185	$(9,113)	$6,072	$—	$6,072
Interest rate contracts(6)	2	—	2	—	2
Cash collateral and securities netting	NA	(1,966)	(1,966)	(723)	(2,689)
Total derivatives	15,187	(11,079)	4,108	(723)	3,385
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	102,375	(77,063)	25,312	(25,096)	216
Total derivatives and other financial instruments	$117,562	$(88,142)	$29,420	$(25,819)	$3,601

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
(7) Included in the $24.91 billion as of March 31, 2022 were $0.80 billion of resale agreements and $24.11 billion of collateral provided related to securities borrowing. Included in the $25.31 billion as of December 31, 2021 were $3.01 billion of resale agreements and $22.30 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$21,208	$(12,400)	$8,808	$—	$8,808
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	299	—	299	—	299
Cash collateral and securities netting	NA	(1,488)	(1,488)	(1,576)	(3,064)
Total derivatives	21,507	(13,888)	7,619	(1,576)	6,043
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	91,432	(81,779)	9,653	(8,732)	921
Total derivatives and other financial instruments	$112,939	$(95,667)	$17,272	$(10,308)	$6,964

Liabilities:	December 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,825	$(9,113)	$6,712	$—	$6,712
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	301	—	301	—	301
Cash collateral and securities netting	NA	(1,282)	(1,282)	(989)	(2,271)
Total derivatives	16,126	(10,395)	5,731	(989)	4,742
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	82,674	(77,063)	5,611	(4,066)	1,545
Total derivatives and other financial instruments	$98,800	$(87,458)	$11,342	$(5,055)	$6,287

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
(7) Included in the $9.65 billion as of March 31, 2022 were $4.28 billion of repurchase agreements and $5.38 billion of collateral received related to securities lending transactions. Included in the $5.61 billion as of December 31, 2021 were $1.57 billion of repurchase agreements and $4.04 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of March 31, 2022					As of December 31, 2021
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$83,001	$—	$—	$—	$83,001	$75,266	$—	$—	$—	$75,266
Total	83,001	—	—	—	83,001	75,266	—	—	—	75,266
Securities lending transactions:
US Treasury and agency securities	1	—	—	—	1	—	—	—	—	—
Corporate debt securities	21	—	—	—	21	92	—	—	—	92
Equity securities	7,635	42	—	731	8,408	5,964	24	11	1,316	7,315
Other(1)	1	—	—	—	1	1	—	—	—	1
Total	7,658	42	—	731	8,431	6,057	24	11	1,316	7,408
Gross amount of recognized liabilities for repurchase agreements and securities lending	$90,659	$42	$—	$731	$91,432	$81,323	$24	$11	$1,316	$82,674

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Commitments:
Unfunded credit facilities	$33,757	$33,026
Guarantees(1):
Indemnified securities financing	$395,507	$385,740
Standby letters of credit	2,615	3,237

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 75% of our unfunded commitments to extend credit expire within one year as of March 31, 2022, compared to approximately 76% as of December 31, 2021.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2022	December 31, 2021
Fair value of indemnified securities financing	$395,507	$385,740
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	415,608	404,121
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	65,852	61,560
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	71,434	67,014
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2022 and December 31, 2021, we had approximately $24.11 billion and $22.30 billion, respectively, of collateral provided and approximately $5.38 billion and $4.04 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of March 31, 2022, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $15 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2022, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $350 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
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
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $252 million as of both March 31, 2022 and December 31, 2021.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of March 31, 2022 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 168 to 169 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2021 Form 10-K.
Interests in Investment Funds
As of both March 31, 2022 and December 31, 2021, we had no consolidated funds. As of both March 31, 2022 and December 31, 2021, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $17 million as of both March 31, 2022 and December 31, 2021, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of March 31, 2022 and December 31, 2021, our potential maximum loss exposure related to these unconsolidated entities totaled $1.66 billion and $1.69 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2022:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 4.423% effective March 15, 2022	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	950	9.50	2	953	9.53	7
Series G	1,338	0.33	7	1,338	0.33	7
Total			$20			$25

In April 2022, we declared dividends on our series D, F, G and H preferred stock of approximately $1,475, $1,130, $1,338 and $2,813, respectively, per share, or approximately $0.37, $11.30, $0.33 and $28.13, respectively, per depositary share. These dividends total approximately $11 million, $3 million, $7 million and $14 million on our series D, F, G and H preferred stock, respectively, which will be paid in June 2022.
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not purchase any common stock during the third and fourth quarters of 2021 and during the first quarter of 2022 under the common share repurchase plan approved by our Board in July 2021.
The tables below present the activity under our common share repurchase program for the periods indicated:

Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	6.2	$76.21	$475

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$209	$0.52	$182
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021
Net unrealized gains (losses) on cash flow hedges	$(196)	$57
Net unrealized gains (losses) on available-for-sale securities portfolio	(1,427)	502
Net unrealized gains (losses) related to reclassified available-for-sale securities	(49)	(46)
Net unrealized gains (losses) on available-for-sale securities	(1,476)	456
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges	140	(21)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	132	(69)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(115)	(170)
Foreign currency translation	(1,181)	(669)
Total	$(2,698)	$(418)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(2)	$(48)	$68	$(2)	$(130)	$(1,019)	$(1,133)
Other comprehensive income (loss) before reclassifications	(178)	(1,288)	64	—	—	(162)	(1,564)
Amounts reclassified into (out of) accumulated other comprehensive loss	(16)	—	—	—	15	—	(1)
Other comprehensive income (loss)	(194)	(1,288)	64	—	15	(162)	(1,565)
Balance as of March 31, 2022	$(196)	$(1,336)	$132	$(2)	$(115)	$(1,181)	$(2,698)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	15	(413)	135	—	—	(335)	(598)
Amounts reclassified into (out of) accumulated other comprehensive loss	(15)	—	—	—	8	—	(7)
Other comprehensive income (loss)	—	(413)	135	—	8	(335)	(605)
Balance as of March 31, 2021	$57	$435	$(69)	$(2)	$(170)	$(669)	$(418)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $6 and $6, respectively	$(16)	$(15)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $6 and $3, respectively	15	8	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$(1)	$(7)

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 171 to 172 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
As of March 31, 2022, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2022, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2022 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches March 31, 2022	Basel III Standardized Approach March 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,266	$11,266	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			25,612	25,612	25,238	25,238	16,286	16,286	15,700	15,700
Accumulated other comprehensive income (loss)			(2,698)	(2,698)	(1,133)	(1,133)	(2,478)	(2,478)	(926)	(926)
Treasury stock, at cost			(9,932)	(9,932)	(10,009)	(10,009)	—	—	—	—
Total			24,248	24,248	25,387	25,387	26,841	26,841	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,830)	(8,830)	(8,935)	(8,935)	(8,564)	(8,564)	(8,667)	(8,667)
Other adjustments(1)			(392)	(392)	(505)	(505)	(209)	(209)	(309)	(309)
Common equity tier 1 capital			15,026	15,026	15,947	15,947	18,068	18,068	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			17,002	17,002	17,923	17,923	18,068	18,068	18,845	18,845
Qualifying subordinated long-term debt			1,586	1,586	1,588	1,588	749	749	752	752
Allowance for credit losses			—	105	—	108	—	105	—	108
Total capital			$18,588	$18,693	$19,511	$19,619	$18,817	$18,922	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$67,631	$124,962	$63,735	$109,554	$60,693	$121,825	$57,405	$106,405
Operational risk(3)			45,575	NA	45,550	NA	42,863	NA	42,813	NA
Market risk			1,763	1,763	2,113	2,113	1,763	1,763	2,113	2,113
Total risk-weighted assets			$114,969	$126,725	$111,398	$111,667	$105,319	$123,588	$102,331	$108,518

Adjusted quarterly average assets			$285,788	$285,788	$293,567	$293,567	$282,685	$282,685	$290,403	$290,403

Capital Ratios:	2022 Minimum Requirements(4)	2021 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.1%	11.9%	14.3%	14.3%	17.2%	14.6%	18.4%	17.4%
Tier 1 capital	9.5	9.5	14.8	13.4	16.1	16.1	17.2	14.6	18.4	17.4
Total capital	11.5	11.5	16.2	14.8	17.5	17.6	17.9	15.3	19.2	18.2
Tier 1 leverage	4.0	4.0	5.9	5.9	6.1	6.1	6.4	6.4	6.5	6.5

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
NA Not applicable
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021
Interest income:
Interest-bearing deposits with banks	$9	$(9)
Investment securities:
Investment securities available-for-sale	154	140
Investment securities held-to-maturity	171	180
Investment securities purchased under money market liquidity facility	—	4
Total investment securities	325	324
Securities purchased under resale agreements	10	10
Loans	172	141
Other interest-earning assets	5	5
Total interest income	521	471
Interest expense:
Interest-bearing deposits	(63)	(69)
Short-term borrowings under money market liquidity facility	—	4
Long-term debt	65	60
Other interest-bearing liabilities	10	9
Total interest expense	12	4
Net interest income	$509	$467
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021
Professional services	$97	$80
Regulatory fees and assessments	20	18
Sales advertising public relations	19	17
Securities processing	8	12
Donations	6	—
Insurance	4	3
Bank operations	4	2
Other	85	90
Total other expenses	$243	$222
Acquisition Costs
We recorded approximately $9 million of acquisition costs in the first quarter of 2022 related to our proposed acquisition of the BBH Investor Services business. In the first quarter of 2021, we recorded approximately $11 million of acquisition costs related to CRD.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	$180	$6	$—	$186
Accrual Balance at December 31, 2021	$68	$6	$—	$74
Payments and Other Adjustments	(17)	(1)	—	(18)
Accrual Balance at March 31, 2022	$51	$5	$—	$56
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to page 179 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Net income	$604	$519
Less:
Preferred stock dividends	(20)	(30)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—
Net income available to common shareholders	$583	$489
Average common shares outstanding (In thousands):
Basic average common shares	366,542	350,743
Effect of dilutive securities: equity-based awards	5,495	4,947
Diluted average common shares	372,037	355,690
Anti-dilutive securities(2)	8	255
Earnings per common share:
Basic	$1.59	$1.39
Diluted(3)	1.57	1.37

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 173 and 175 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table is a summary of our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, certain employee costs, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Servicing fees	$1,368	$1,369	$—	$—	$—	$—	$1,368	$1,369
Management fees	—	—	520	493	—	—	520	493
Foreign exchange trading services	342	333	17	13	—	—	359	346
Securities finance	93	95	3	4	—	—	96	99
Software and processing fees	201	160	—	—	—	—	201	160
Other fee revenue	46	14	(17)	2	—	—	29	16
Total fee revenue	2,050	1,971	523	512	—	—	2,573	2,483
Net interest income	509	473	—	(6)	—	—	509	467
Total other income	(1)	—	—	—	—	—	(1)	—
Total revenue	2,558	2,444	523	506	—	—	3,081	2,950
Provision for credit losses	—	(9)	—	—	—	—	—	(9)
Total expenses	1,925	1,879	389	397	13	56	2,327	2,332
Income before income tax expense	$633	$574	$134	$109	$(13)	$(56)	$754	$627
Pre-tax margin	25%	23%	26%	21%			24%	21%

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 181 to 183 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$1,368	$—	$1,368	$—	$—	$—	$—	$—	$—	$1,368
Management fees	—	—	—	520	—	520	—	—	—	520
Foreign exchange trading services	101	241	342	17	—	17	—	—	—	359
Securities finance	54	39	93	—	3	3	—	—	—	96
Software and processing fees	151	50	201	—	—	—	—	—	—	201
Other fee revenue	—	46	46	—	(17)	(17)	—	—	—	29
Total fee revenue	1,674	376	2,050	537	(14)	523	—	—	—	2,573
Net interest income	—	509	509	—	—	—	—	—	—	509
Total other income	—	(1)	(1)	—	—	—	—	—	—	(1)
Total revenue	$1,674	$884	$2,558	$537	$(14)	$523	$—	$—	$—	$3,081

	Three Months Ended March 31, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,369	$—	$1,369	$—	$—	$—	$—	$—	$—	$1,369
Management fees	—	—	—	493	—	493	—	—	—	493
Foreign exchange trading services	95	238	333	13	—	13	—	—	—	346
Securities finance	60	35	95	—	4	4	—	—	—	99
Software and processing fees	110	50	160	—	—	—	—	—	—	160
Other fee revenue	—	14	14	—	2	2	—	—	—	16
Total fee revenue	1,634	337	1,971	506	6	512	—	—	—	2,483
Net interest income	—	473	473	—	(6)	(6)	—	—	—	467
Total other income	—	—	—	—	—	—	—	—	—	—
Total revenue	$1,634	$810	$2,444	$506	$—	$506	$—	$—	$—	$2,950

Contract balances and contract costs
As of March 31, 2022 and December 31, 2021, net receivables of $2.90 billion and $2.76 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,378	$1,703	$3,081	$1,345	$1,605	$2,950
Income before income tax expense	361	393	754	337	290	627

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $94.68 billion and $106.25 billion as of March 31, 2022 and 2021, respectively.
State Street Corporation | 85

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2022, consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2022 and 2021 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 17, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
April 27, 2022

State Street Corporation | 86

ACRONYMS

ABS	Asset-backed securities	MBS	Mortgage-backed securities
AFS	Available-for-sale	MMLF	Money Market Mutual Fund Liquidity Facility
AOCI	Accumulated other comprehensive income (loss)	NII	Net interest income
AUC/A	Assets under custody and/or administration	NIM	Net interest margin
AUM	Assets under management	OTC	Over-the-counter
BBH	Brown Brothers Harriman & Co	PCAOB	Public Company Accounting Oversight Board
bps	Basis points	RWA(1)	Risk-weighted asset
CCAR	Comprehensive Capital Analysis and Review	SCB	Stress Capital Buffer
CRD	Charles River Development	SEC	Securities and Exchange Commission
CET1(1)	Common equity tier 1	SLR(1)	Supplementary leverage ratio
CLO	Collateralized Loan Obligation	SPDR	Spider; Standard and Poor's depository receipt
CVA	Credit valuation adjustment	SPOE Strategy	Single Point of Entry Strategy
ETF	Exchange-Traded Fund	SSIF	State Street Intermediate Funding, LLC
FDIC	Federal Deposit Insurance Corporation	TLAC(1)	Total loss-absorbing capacity
FHLB	Federal Home Loan Bank of Boston	UOM	Unit of measure
FICC	Fixed Income Clearing Corporation	VaR	Value-at-Risk
FTE	Fully taxable-equivalent
FX	Foreign exchange
GAAP	Generally accepted accounting principles
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured Depository Institution
EUR	Euro
LCR(1)	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LTD	Long-term debt

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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the third and fourth quarters of 2021 and during the first quarter of 2022 under the common share repurchase plan approved by our Board in July 2021. We no longer expect to resume our share repurchase program in the second and third quarters of 2022 due primarily to net unrealized losses on AFS securities reported in Other Comprehensive Income in the first quarter of 2022 related to higher interest rates.
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

State Street Corporation | 89

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	10.1†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.2†	State Street's 2017 Stock Incentive Plan and forms of award agreement thereunder

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2022 and 2021, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2022 and 2021, (iii) consolidated statement of condition as of March 31, 2022 and December 31, 2021, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2022 and 2021, (v) consolidated statement of cash flows for the three months ended March 31, 2022 and 2021, and (vi) notes to consolidated financial statements.
State Street Corporation | 90

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	April 27, 2022	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 91