Form 10-Q
period 2022-06-30
STATE STREET CORP
filed 2022-07-28
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 26, 2022 was 367,619,359.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2022

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $38.18 trillion of AUC/A and $3.48 trillion of AUM as of June 30, 2022.
As of June 30, 2022, we had consolidated total assets of $300.22 billion, consolidated total deposits of $241.91 billion, consolidated total shareholders' equity of $25.77 billion and 40,354 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of the Form 10-Q and updates the Management's Discussion and Analysis in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC (2021 Form 10-K). You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2021 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 124 to 126, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K. We did not change these significant accounting policies in the first six months of 2022.
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
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, acquisitions (including, without limitation, our proposed acquisition of the BBH Investor Services business), outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Strategic Risks
•The consummation of our proposed acquisition of the BBH Investor Services business is subject to the receipt of regulatory approvals and the satisfaction of other closing conditions, the failure or delay of which may prevent or further delay the consummation of the acquisition;
•We have been engaged in discussions with banking regulators regarding our proposed acquisition of the BBH Investor Services business and have developed with BBH proposed modifications to the proposed acquisition, including changes to the operating model and legal entity structure and changes to regulatory approvals required to consummate the transaction. These proposed modifications may facilitate resolution of the regulatory review process and provide a path to consummating the transaction. As part of the discussions with BBH, State Street is seeking amendments to the transaction terms, including the purchase price. Any modification to the transaction terms would be subject to review and approval by both BBH and our Board of Directors, and there can be no assurance that a mutually acceptable modified transaction will be entered into or as to the timing or outcome of any regulatory approvals and other closing conditions for that modified transaction; and absent further agreement of the parties, after September 6, 2022 either party can terminate the transaction without penalty;
•Assuming the financial and operational aspects of the proposed modifications to our proposed acquisition of the BBH Investor Services business are timely finalized and contracted, subject to regulatory approval and other closing conditions, the parties are aiming to close the transaction at the end of the fourth quarter of 2022; however, there exists significant timing uncertainty and risk that closing will extend beyond that timeline; and even if we successfully consummate a modified transaction, we may fail to realize some or all of the anticipated benefits of the transaction or the benefits may take longer to realize than expected;
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Digital and State Street Alpha, and the enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, may take an extended period to implement, involve costs and expose us to increased risk;
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
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions; including, for example, as a result of the present war in Ukraine;
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
•Our fee revenue represents a significant portion of our consolidated revenue and is subject to decline based on, among other factors, market conditions, competition, currency valuation and investment activities of our clients and their business mix;
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
•Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at investors.statestreet.com.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,			% Change
(Dollars in millions, except per share amounts)	2022		2021
Total fee revenue	$2,370		$2,514	(6)%
Net interest income	584		467	25
Total other income	(1)		53	nm
Total revenue	2,953		3,034	(3)
Provision for credit losses	10		(15)	nm
Total expenses	2,108		2,111	—
Income before income tax expense	835		938	(11)
Income tax expense	88		175	(50)
Net income	$747		$763	(2)
Adjustments to net income:
Dividends on preferred stock(1)	$(35)		$(34)	3
Earnings allocated to participating securities(2)	—		(1)	nm
Net income available to common shareholders	$712		$728	(2)
Earnings per common share:
Basic	$1.94		$2.11	(8)
Diluted	1.91		2.07	(8)
Average common shares outstanding (in thousands):
Basic	367,375		345,889	6
Diluted	372,123		351,582	6
Cash dividends declared per common share	$.57		$.52	10
Return on average common equity	12.1%		12.6%	(50) bps
Pre-tax margin	28.3		30.9	(260)

	Six Months Ended June 30,			% Change
(Dollars in millions, except per share amounts)	2022		2021
Total fee revenue	$4,943		$4,997	(1)%
Net interest income	1,093		934	17
Total other income	(2)	—	53	nm
Total revenue	6,034		5,984	1
Provision for credit losses	10		(24)	nm
Total expenses	4,435		4,443	—
Income before income tax expense	1,589		1,565	2
Income tax expense	238		283	(16)
Net income	$1,351		$1,282	5
Adjustments to net income:
Dividends on preferred stock(1)	$(55)		$(64)	(14)
Earnings allocated to participating securities(2)	(1)		(1)	—
Net income available to common shareholders	$1,295		$1,217	6
Earnings per common share:
Basic	$3.53		$3.49	1
Diluted	3.48		3.44	1
Average common shares outstanding (in thousands):
Basic	366,961		348,303	5
Diluted	372,080		353,434	5
Cash dividends declared per common share	$1.14		$1.04	10
Return on average common equity	10.8%		10.5%	30 bps
Pre-tax margin	26.3		26.2	10

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2022 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and six months ended June 30, 2022, compared to the same periods in 2021, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2021 period to the relevant 2022 period results.
Financial Results and Highlights
•Second quarter of 2022 financial performance:
◦Earnings per share of $1.91 in the second quarter of 2022, decreased 8% compared to $2.07 in the same period in 2021.
◦Total fee revenue and total revenue decreased 6% and 3%, respectively, in the second quarter of 2022, compared to the same period in 2021. Currency translation decreased both fee revenue and total revenue by 2% in the second quarter of 2022, relative to the same period in 2021.
◦NII increased 25% in the second quarter of 2022, compared to the same period in 2021.
◦In the second quarter of 2022, return on equity of 12.1% decreased from 12.6% in the same period in 2021, primarily due to a decrease in net income available to common shareholders. Pre-tax margin of 28.3% in the second quarter of 2022, decreased from 30.9% in the same period in 2021, primarily due to a decrease in total revenue.
◦Negative operating leverage of 2.5% points in the second quarter of 2022. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦Negative fee operating leverage of 5.6% points in the second quarter of 2022. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
•While the ongoing war in Ukraine continued to cause considerable challenges for global markets in the second quarter of 2022, our direct financial exposure to Russia remains very low. As of June 30, 2022, we had no direct credit exposures to Russian-domiciled entities, including the Russian central bank, other than our subcustodian in Russia, which is an affiliate of a large multinational bank.
Revenue
•Total revenue decreased 3% in the second quarter of 2022, compared to the same period in 2021, as the decrease in total fee revenue was partially offset by higher NII. Total fee revenue decreased 6% in the second quarter of 2022, compared to the same period in 2021, primarily driven by lower servicing fees, management fees, software and processing fees and other fee revenue, partially offset by higher foreign exchange trading services revenue. Currency translation decreased both total revenue and total fee revenue by 2% in the second quarter of 2022, relative to the same period in 2021
•Servicing fee revenue decreased 7% in the second quarter of 2022, compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, normal pricing headwinds, lower client activity and adjustments and the impact of currency translation, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in the second quarter of 2022, relative to the same period in 2021.
•Management fee revenue decreased 3% in the second quarter of 2022, compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, a client-specific pricing adjustment, and the impact of currency translation, partially offset by the absence of the impact of money market fee waivers and net inflows from ETFs. Currency translation decreased management fees by 2% in the second quarter of 2022, relative to the same period in 2021.
•Foreign exchange trading services revenue increased 16% in the second quarter of 2022, compared to the same period in 2021, primarily reflecting higher FX spreads, partially offset by lower client FX volumes.
•Securities finance revenue decreased 2% in the second quarter of 2022, compared to the same period in 2021, reflecting lower agency and enhanced custody balances, partially offset by higher spreads.
•Software and processing fees revenue decreased 11% in the second quarter of 2022, compared to the same period in 2021, primarily due to lower front office software and data revenue associated with CRD.
•Other fee revenue decreased $53 million in the second quarter of 2022, compared to the same period in 2021, primarily due to negative market-related adjustments.
•NII increased 25% in the second quarter of 2022, compared to the same period in 2021, primarily due to higher market interest rates and growth in loan balances.
Provision for Credit Losses
•We recorded a $10 million provision for credit losses in the second quarter of 2022, compared to a $15 million reserve release in the same period in 2021, reflecting a downward shift in management's economic outlook, partially offset by a decrease in expected losses related to leveraged loans within our portfolio.
Expenses
•Total expenses were flat in the second quarter of 2022, compared to the same period in 2021, as higher targeted business investments and wage growth were offset by productivity savings and ongoing disciplined expense management, and the positive impact of currency translation. Currency translation decreased expenses by 3% in the second quarter of 2022, relative to the same period in 2021.
Notable items
•The impact of notable items in the second quarter of 2022 includes acquisition and restructuring costs of approximately $12 million related to our proposed acquisition of the BBH Investor Services business, which is subject to regulatory review and other closing conditions.
•The impact of notable items in the second quarter of 2021 includes:
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦$53 million gain on the sale of a majority share of our Wealth Management Services (WMS) business, recorded in other income;
◦legal accrual release of approximately $11 million; and
◦acquisition and restructuring costs of approximately $11 million, primarily related to our 2018 acquisition of CRD.
AUC/A and AUM
•AUC/A of $38.18 trillion decreased 10% as of June 30, 2022, compared to June 30, 2021, primarily due to lower market levels, partially offset by net new business and client flows. In the second quarter of 2022, newly announced asset servicing mandates totaled approximately $972 billion. Servicing assets remaining to be installed in future periods totaled approximately $3.63 trillion as of June 30, 2022.
•AUM of $3.48 trillion decreased 11% as of June 30, 2022, compared to June 30, 2021, primarily due to lower market levels and net outflows from our Institutional business, partially offset by net inflows from our ETF and Cash businesses.
Capital
•We declared common stock dividends of $0.57 per share, totaling $210 million in the second quarter of 2022, compared to $0.52 per share, totaling $179 million in the same period in 2021.
•In July 2022, we declared third quarter common stock dividends of $0.63 per share, representing a 10% increase on a per share basis from both the third quarter of 2021 and second quarter of 2022.
•In July 2021, our Board authorized a common share repurchase plan of up to $3.0 billion of our common stock through the end of 2022; however, in connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first half of 2022. In June 2022, we announced our intention to resume our common share repurchases during the fourth quarter of 2022 in an amount reflecting interest rate levels and market conditions at that time.
•Our standardized CET1 capital ratio decreased to 12.9% as of June 30, 2022, compared to 14.3% as of December 31, 2021, primarily reflecting lower AOCI related to AFS securities driven by the significant increase in rates across the yield curve and the implementation of the standardized approach for counterparty credit risk (SA-CCR), partially offset by planned RWA reductions and optimization. Our Tier 1 leverage ratio decreased to 6.0% as of June 30, 2022 compared to 6.1% as of December 31, 2021, primarily driven by lower AOCI, partially offset by lower consolidated average assets. During the second quarter of 2022, we completed a number of our previously announced actions to mitigate additional AOCI risk in the current environment including a $21.23 billion transfer of securities from AFS to HTM. Given the reduction in AOCI risk, we have the ability to operate with CET1 and Tier 1 leverage capital ratios at or somewhat below the lower end of our target ranges of 10-11% and 5.25-5.75%, respectively, after the close of the proposed acquisition of the BBH Investor Services business.
Debt Issuances and Redemptions
•On May 13, 2022, we issued $500 million aggregate principal amount of 4.421% fixed-to-floating rate senior notes due 2033.
•On May 15, 2022, we redeemed $750 million aggregate principal amount of 2.653% fixed-to-floating rate senior notes due 2023.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2022, compared to the same periods in 2021, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,		% Change
(Dollars in millions)	2022	2021
Fee revenue:
Back office services	$1,205	$1,290	(7)%
Middle office services	92	104	(12)
Servicing fees(1)	1,297	1,394	(7)
Management fees	490	504	(3)
Foreign exchange trading services	331	286	16
Securities finance	107	109	(2)
Front office software and data	126	148	(15)
Lending related and other fees	62	63	(2)
Software and processing fees(1)	188	211	(11)
Other fee revenue(1)	(43)	10	nm
Total fee revenue	2,370	2,514	(6)
Net interest income:
Interest income	704	467	51
Interest expense	120	—	nm
Net interest income	584	467	25
Other income:
Gains (losses) related to investment securities, net	(1)	—	nm
Other income	—	53	nm
Total other income	(1)	53	nm
Total revenue	$2,953	$3,034	(3)

	Six Months Ended June 30,		% Change
(Dollars in millions)	2022	2021
Fee revenue:
Back office services	$2,473	$2,556	(3)%
Middle office services	192	207	(7)
Servicing fees(1)	2,665	2,763	(4)
Management fees	1,010	997	1
Foreign exchange trading services	690	632	9
Securities finance	203	208	(2)
Front office software and data	264	244	8
Lending related and other fees	125	127	(2)
Software and processing fees(1)	389	371	5
Other fee revenue(1)	(14)	26	nm
Total fee revenue	4,943	4,997	(1)
Net interest income:
Interest income	1,225	938	31
Interest expense	132	4	nm
Net interest income	1,093	934	17
Other income:
Gains (losses) related to investment securities, net	(2)	—	nm
Other income	—	53	nm
Total other income	(2)	53	nm
Total revenue	$6,034	$5,984	1

(1) In the first quarter of 2022, we reclassified certain fee revenue in our Consolidated Statement of Operations, primarily moving revenues that are not directly associated with software and processing fees to a new Other fee revenue line item. In addition, we provided a disaggregation of servicing fees into Back office services and Middle office services and of software and processing fees into Front office software and data and Lending related and other fees. Prior periods were revised to reflect these changes.
nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2022 and 2021. Servicing and management fees collectively made up approximately 75% and 74% of the total fee revenue in the three and six months ended June 30, 2022, respectively, compared to 75% in both the same periods in 2021.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fee Revenue
Servicing fee revenue comprises revenue from both back office and middle office services. Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration, which we refer to collectively as back office services, and middle office services. The nature and mix of services provided affects our servicing fees. The basis for fees will differ across regions and clients.
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
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of June 30, 2022 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of June 30, 2022, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a significantly smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended June 30,			Three Months Ended June 30,			As of June 30,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
S&P 500®	4,106	4,184	(2)%	4,016	4,228	(5)%	3,785	4,298	(12)%
MSCI EAFE®	1,998	2,307	(13)	1,973	2,302	(14)	1,846	2,305	(20)
MSCI® Emerging Markets	1,055	1,351	(22)	1,052	1,366	(23)	1,001	1,375	(27)

	Daily Averages of Indices			Month-End Averages of Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
S&P 500®	4,285	4,027	6%	4,245	4,030	5%
MSCI EAFE®	2,105	2,254	(7)	2,084	2,235	(7)
MSCI® Emerging Markets	1,120	1,357	(17)	1,113	1,347	(17)

c
(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of June 30,
	2022	2021	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,111	2,354	(10)%
Barclays Capital Global Aggregate Bond Index®	458	541	(15)

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended June 30,
(In billions)	2022	2021
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(275.6)	$195.7
Money Market	(54.2)	33.1
Exchange-Traded Fund	93.2	122.6
Total Flows	$(236.6)	$351.4

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$(32.2)	$225.8
Money Market	(4.8)	(9.8)
Exchange-Traded Fund	24.0	51.1
Total Flows	$(13.0)	$267.1

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
(3) The second quarter of 2022 data for North America (U.S. domiciled) includes Morningstar direct actuals for April and May 2022 and Morningstar direct estimates for June 2022.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in Europe, Middle East, and Africa are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The second quarter of 2022 data for Europe is on a rolling three month basis for March 2022 through May 2022, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2021, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% on average with a range of 0% to 3% annually and approximately 1% and 0% in 2021 and 2020, respectively. Gross new investment servicing mandates were $972 billion in the second quarter of 2022 and $1.8 trillion per year on average over the past five years. Over the five years ended December 31, 2021, gross new annual investment servicing mandates ranged from $750 billion to $3.5 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $3.63 trillion that are yet to be installed as of June 30, 2022, we expect the conversion will occur over the coming 36 months.
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
In order to offset the typical client attrition and normal pricing headwinds, we estimate that we need at least $1.5 trillion of new AUC/A per year; although, notwithstanding increases in AUC/A, servicing fees remain subject to several factors, including changes in market valuations, client activity and asset flows, the manner in which we price our services, the nature of the assets being serviced and the type of services and the other factors described in this Form 10-Q.
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
Servicing fees, as presented in Table 2: Total Revenue, decreased 7% in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, normal pricing headwinds, lower client activity and adjustments and the impact of currency translation, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in the second quarter of 2022, relative to the same period in 2021. Servicing fees decreased 4% in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to normal pricing headwinds, lower client activity and adjustments and the impact of currency translation, partially offset by net new business. Currency translation decreased servicing fee revenue by 2% in the six months ended June 30, 2022, relative to the same period in 2021.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and six months ended June 30, 2022, compared to approximately 49% and 48% in the same periods in 2021, respectively.

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
Collective funds, including ETFs	$13,609	$15,722	$15,048
Mutual funds	9,642	11,575	10,873
Pension products	7,764	8,443	8,291
Insurance and other products	7,165	7,938	8,385
Total	$38,180	$43,678	$42,597

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
Equities	$21,953	$25,974	$24,792
Fixed-income	10,716	12,587	13,079
Short-term and other investments	5,511	5,117	4,726
Total	$38,180	$43,678	$42,597

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
Americas	$28,207	$32,427	$31,280
Europe/Middle East/Africa	7,498	8,599	8,716
Asia/Pacific	2,475	2,652	2,601
Total	$38,180	$43,678	$42,597

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset servicing mandates newly announced in the second quarter of 2022 totaled approximately $972 billion. Servicing assets remaining to be installed in future periods totaled approximately $3.63 trillion as of June 30, 2022, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
With respect to these new servicing mandates, once installed we may provide various services, including back office services such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, fund accounting, middle office services such as investment book of records (IBOR), transaction management, loans, cash, derivatives and collateral services, recordkeeping, client reporting and investment analytics, markets services such as FX trading services, liquidity solutions, currency and collateral management, securities finance, and front office services such as portfolio management solutions, risk analytics, scenario analysis, performance and attribution, trade order and execution management, pre-trade compliance and environmental, social and governance (ESG) investment tools. Revenues associated with new servicing mandates may vary based on the breadth of services provided and the timing of installation, and the types of assets.
As a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition is expected to begin in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2021, the fee revenue associated with the transitioning assets represented approximately 1.9% of our total 2021 fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and Undertakings for Collective Investments in Transferable Securities, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. From the second half of 2020 through the first quarter of 2022, we were in a prolonged low-interest rate environment, and waived certain fees for our clients for money market products. Following the Federal Reserve rate hikes in March 2022, money market fee waivers did not have a significant impact on our management fee revenue in the second quarter of 2022, and we do not expect them to materially impact subsequent quarters in 2022.
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

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In light of the above, we estimate, using relevant information as of June 30, 2022, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
Management fees decreased 3% in the three months ended June 30, 2022 compared to same period in 2021, primarily due to lower average equity and fixed income market levels, a client-specific pricing adjustment, and the impact of currency translation, partially offset by the absence of the impact of money market fee waivers and net inflows from ETFs. Currency translation decreased management fees by 2% in the second quarter of 2022, relative to the same period in 2021. Management fees increased 1% in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to higher average equity market levels and the absence of the impact of money market fee waivers, partially offset by a client-specific pricing adjustment and the impact of currency translation. Currency translation decreased management fees by 1% in the six months ended June 30, 2022 compared to the same period in 2021.
Management fees generated outside the U.S. were approximately 25% and 26% of total management fees in the three and six months ended June 30, 2022, respectively, compared to approximately 26% in both the three and six months ended June 30, 2021.

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
Equity:
Active	$62	$80	$83
Passive	2,024	2,594	2,378
Total equity	2,086	2,674	2,461
Fixed-income:
Active	89	103	100
Passive	461	520	510
Total fixed-income	550	623	610
Cash(1)	403	368	381
Multi-asset-class solutions:
Active	29	34	35
Passive	173	188	172
Total multi-asset-class solutions	202	222	207
Alternative investments(2):
Active	42	56	63
Passive	192	195	175
Total alternative investments	234	251	238
Total	$3,475	$4,138	$3,897

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 10: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
Alternative Investments(2)	$77	$72	$73
Equity	791	970	844
Multi Asset	1	1	1
Fixed-Income	130	135	128
Total Exchange-Traded Funds	$999	$1,178	$1,046

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 11: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2022	December 31, 2021	June 30, 2021
North America	$2,525	$2,931	$2,749
Europe/Middle East/Africa	521	592	570
Asia/Pacific	429	615	578
Total	$3,475	$4,138	$3,897

(1) Geographic mix is based on client location or fund management location.

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(35)	26	(1)	1	1	(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	2,282	554	372	189	194	3,591
Long-term institutional flows, net(4)	13	37	—	7	(2)	55
Exchange-traded fund flows, net	15	5	—	—	1	21
Cash fund flows, net	—	—	7	—	—	7
Total flows, net	28	42	7	7	(1)	83
Market appreciation (depreciation)	152	14	2	11	45	224
Foreign exchange impact	(1)	—	—	—	—	(1)
Total market/foreign exchange impact	151	14	2	11	45	223
Balance as of June 30, 2021	$2,461	$610	$381	$207	$238	$3,897

Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(4)	(25)	11	4	11	13	14
Exchange-traded fund flows, net	4	5	—	—	8	17
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	(21)	16	24	11	21	51
Market appreciation (depreciation)	(113)	(34)	1	(3)	(4)	(153)
Foreign exchange impact	(10)	(4)	—	(1)	1	(14)
Total market/foreign exchange impact	(123)	(38)	1	(4)	(3)	(167)
Balance as of March 31, 2022	2,530	601	393	229	269	4,022
Long-term institutional flows, net(4)	(52)	(10)	(3)	2	(6)	(69)
Exchange-traded fund flows, net	(12)	5	—	—	(1)	(8)
Cash fund flows, net	—	—	15	—	—	15
Total flows, net	(64)	(5)	12	2	(7)	(62)
Market appreciation (depreciation)	(337)	(33)	—	(26)	(21)	(417)
Foreign exchange impact	(43)	(13)	(2)	(3)	(7)	(68)
Total market/foreign exchange impact	(380)	(46)	(2)	(29)	(28)	(485)
Balance as of June 30, 2022	$2,086	$550	$403	$202	$234	$3,475

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
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 16% and 9% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher FX spreads, partially offset by lower client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 67% and 33%, respectively, of foreign exchange trading services revenue in the second quarter of 2022, compared to and 66% and 34%, respectively, in the same period in 2021. The impact of gross money market fund fee waivers on foreign exchange trading services was $1 million and $11 million in the three and six months ended June 30, 2022, respectively, compared to $15 million and $23 million in the same periods in 2021, respectively. This represents a reduction in revenue on the Fund Connect platform due to the impact of fee waivers by participating money market funds, including State Street Global Advisors funds.
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
Securities finance revenue, as presented in Table 2: Total Revenue, decreased 2% in both the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily driven by lower agency and enhanced custody balances, partially offset by higher spreads.
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
Software and Processing Fees
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Software and processing fees revenue, presented in Table 2: Total Revenue, decreased 11% in the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by lower front office software and data revenue associated with CRD. Software and processing fees revenue increased 5% in the six months ended June 30, 2022, compared to the same period in 2021, primarily driven by higher front office software and data revenue associated with CRD.
Front office software and data revenue, which includes primarily revenue from CRD, Alpha Data Platform and Alpha Data Services, decreased 15% in the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by lower on-premises renewals and the absence of episodic fees, partially offset by higher software-enabled revenues. Front office software and data revenue increased 8% in the six months ended June 30, 2022, compared to the same period in 2021, primarily driven by higher software-enabled and professional services revenue, partially offset by lower on-premises renewals and absence of episodic fees. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and SaaS, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the remaining balance recognized over the term of the contract. Revenue for a SaaS related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
Lending related and other fees, which decreased by 2% in both the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with certain tax-advantaged investments and other equity method investments.
Other fee revenue decreased $53 million and $40 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily driven by market-related adjustments which negatively impacted other fee revenue by approximately $39 million and $54 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2022, compared to the same periods in 2021.
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
NII on an FTE basis increased in the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to higher market interest rates and higher loan balances.
Investment securities net purchase premium amortization, which is included in interest income, was $66 million and $153 million for the three and six months ended June 30, 2022, compared to $157 million and $326 million in the same periods in 2021, respectively, primarily driven by lower prepayments from higher long-end interest rates.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums, net of discounts at period end(2)	$586	$301	$887	$895	$575	$1,470
Net premium amortization(3)	40	26	66	101	56	157

(1) The investment securities portfolio duration is 2.8 years as of June 30, 2022.
(2) Excludes any premium or discounts created from the transfer of investment securities at fair value from AFS to HTM during the second quarter of 2022.
(3) Net of discount accretion on MMLF HTM securities in 2021.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and six months ended June 30, 2022, compared to the same periods in 2021.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2022			2021
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks (2)	$76,531	$70	.36%	$99,438	$(4)	(.02)%
Securities purchased under resale agreements(3)	2,022	38	7.47	3,958	3	.28
Trading account assets	746	—	.01	729	—	—
Investment securities:
Investment securities available-for-sale	54,767	124	.91	66,225	145	.88
Investment securities held-to-maturity	59,162	230	1.55	45,243	166	1.47
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	13	—	1.28
Total investment securities	113,929	354	1.24	111,481	311	1.12
Loans	35,826	200	2.23	29,471	157	2.14
Other interest-earning assets	22,199	45	.83	20,939	3	.07
Average total interest-earning assets	$251,253	$707	1.13	$266,016	$470	.71
Interest-bearing deposits:
U.S.	$97,273	$63	.26%	$110,269	$1	—%
Non-U.S.(2)(4)	80,055	(40)	(.20)	83,248	(66)	(.32)
Total interest-bearing deposits(4)(5)	177,328	23	.05	193,517	(65)	(.14)
Securities sold under repurchase agreements	4,486	3	.26	477	—	(.02)
Short-term borrowings under money market liquidity facility	—	—	—	13	—	1.25
Other short-term borrowings	680	1	.73	893	1	.27
Long-term debt	13,702	72	2.12	13,461	54	1.60
Other interest-bearing liabilities	2,518	21	3.31	5,682	10	.80
Average total interest-bearing liabilities	$198,714	$120	.24	$214,043	$—	—
Interest rate spread			.89%			.71%
Net interest income, fully taxable-equivalent basis		$587			$470
Net interest margin, fully taxable-equivalent basis			.94%			.71%
Tax-equivalent adjustment		(3)			(3)
Net interest income, GAAP-basis		$584			$467
	Six Months Ended June 30,
	2022			2021
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks(2)	$76,635	$79	.21%	$97,348	$(13)	(.03)%
Securities purchased under resale agreements(3)	2,583	48	3.74	4,261	13	.60
Trading account assets	754	—	.01	764	—	—
Investment securities:
Investment securities available-for-sale	64,940	281	.87	62,728	285	.91
Investment securities held-to-maturity	51,653	401	1.55	46,294	349	1.51
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	634	4	1.35
Total investment securities	116,593	682	1.17	109,656	638	1.17
Loans	35,120	372	2.13	28,752	299	2.10
Other interest-earning assets	22,979	50	.44	19,625	8	.09
Average total interest-earning assets	$254,664	$1,231	.97	$260,406	$945	.73
Interest-bearing deposits:
U.S.	$98,665	$67	.14%	$105,647	$4	.01%
Non-U.S.(2)(4)	81,796	(107)	(.26)	80,854	(138)	(.34)
Total interest-bearing deposits(4)(5)	180,461	(40)	(.04)	186,501	(134)	(.15)
Securities sold under repurchase agreements	3,389	3	.17	745	—	.02
Short-term borrowings under money market liquidity facility	—	—	—	635	4	1.21
Other short-term borrowings	776	1	.32	829	1	.21
Long-term debt	13,982	137	1.97	13,639	114	1.67
Other interest-bearing liabilities	2,698	31	2.34	5,268	19	.77
Average total interest-bearing liabilities	$201,306	$132	.13	$207,617	$4	—
Interest rate spread			.84%			.73%
Net interest income, fully taxable-equivalent basis		$1,099			$941
Net interest margin, fully taxable-equivalent basis			.87%			.73%
Tax-equivalent adjustment		(6)			(7)
Net interest income, GAAP-basis		$1,093			$934

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $71.10 billion and $126.12 billion for the three and six months ended June 30, 2022, respectively compared to $61.59 billion and $74.41 billion for the same periods in 2021, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.21% and 0.07% in the three and six months ended June 30, 2022, respectively, compared to 0.02% and 0.03% in the same periods in 2021, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($3) million and ($16) million for the three and six months ended June 30, 2022, respectively, compared to ($16) million and ($37) million for the same periods in 2021, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.06% and (0.03)% in the three and six months ended June 30, 2022, respectively, compared to (0.10)% in both the same periods in 2021.
(5) Total deposits averaged $228.42 billion and $230.83 billion in the three and six months ended June 30, 2022, respectively, compared to $242.31 billion and $234.32 billion in the same periods in 2021, respectively.
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
Average total interest-earning assets were $251.25 billion and $254.66 billion in the three and six months ended June 30, 2022, respectively, compared to $266.02 billion and $260.41 billion in the same periods in 2021, respectively. The decreases in both periods are primarily due to lower client deposit balances.
Interest-bearing deposits with banks averaged $76.53 billion and $76.64 billion in the three and six months ended June 30, 2022, respectively, compared to $99.44 billion and $97.35 billion in the same periods in 2021, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances reflect lower client deposit balances and a mix shift into securities and loans.
Securities repurchased under resale agreements averaged $2.02 billion and $2.58 billion in the three and six months ended June 30, 2022, respectively, compared to $3.96 billion and $4.26 billion in the same periods in 2021, respectively. We maintain an agreement with Fixed Income Clearing Corporation (FICC), a clearing organization that enables us to net securities sold under repurchase agreements against those repurchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting increased to $71.10 billion and $126.12 billion in the three and six months ended June 30, 2022, respectively, compared to $61.59 billion and $74.41 billion in the same periods in 2021, respectively, primarily driven by an increase in FICC repo volumes.
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
Average investment securities were $113.93 billion and $116.59 billion in the three and six months ended June 30, 2022, respectively, compared to $111.48 billion and $109.66 billion in the same periods in 2021, respectively. The increases in both periods reflect higher U.S. Treasuries and agencies, MBS and CMBS balances, which was primarily driven by a mix shift from interest-bearing deposits with banks.
Loans averaged $35.83 billion and $35.12 billion in the three and six months ended June 30, 2022, respectively, compared to $29.47 billion and $28.75 billion in the same periods in 2021, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio over the prior year, averaged $29.28 billion and $29.06 billion in the three and six months ended June 30, 2022, respectively, compared to $25.49 billion and $24.65 billion in the same periods in 2021, respectively. The increases in both periods are primarily due to growth in CLOs in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our enhanced custody business, increased to $22.20 billion and $22.98 billion in the three and six months ended June 30, 2022, respectively, from $20.94 billion and $19.63 billion in the same periods in 2021, respectively, primarily driven by an increase in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average total interest-bearing deposits decreased to $177.33 billion and $180.46 billion in the three and six months ended June 30, 2022, respectively, from $193.52 billion and $186.50 billion in the same periods in 2021, respectively. While average U.S. deposits decreased in both periods, they remain significantly higher than pre-pandemic levels and have not yet been significantly impacted by rising interest rates. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the size of the Federal Reserve balance sheet and the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $0.68 billion and $0.78 billion in the three and six months ended June 30, 2022, respectively, from
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
$0.89 billion and $0.83 billion in the same periods in 2021, respectively.
Average long-term debt was $13.70 billion and $13.98 billion in the three and six months ended June 30, 2022, respectively, compared to $13.46 billion and $13.64 billion in the same periods in 2021, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $2.52 billion and $2.70 billion in the three and six months ended June 30, 2022, respectively, compared to $5.68 billion and $5.27 billion in the same periods in 2021, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
We recorded a $10 million provision for credit losses in the second quarter of 2022, reflecting a downward shift in management's economic outlook, partially offset by a decrease in expected losses related to leveraged loans within our portfolio. This compares to a $15 million reserve release in the second quarter of 2021.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 15: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021.

TABLE 15: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2022	2021
Compensation and employee benefits	$1,046	$1,077	(3)%
Information systems and communications	392	398	(2)
Transaction processing services	240	263	(9)
Occupancy	96	100	(4)
Amortization of other intangible assets	60	63	(5)
Acquisition costs	12	11	9
Restructuring charges, net	—	—	—
Other:
Professional services	84	75	12
Other	178	124	44
Total other	262	199	32
Total expenses	$2,108	$2,111	—
Number of employees at quarter-end	40,354	39,146	3

	Six Months Ended June 30,		% Change
(Dollars in millions)	2022	2021
Compensation and employee benefits	$2,278	$2,319	(2)%
Information systems and communications	815	819	—
Transaction processing services	504	533	(5)
Occupancy	191	209	(9)
Amortization of other intangible assets	121	121	—
Acquisition costs	21	22	(5)
Restructuring charges, net	—	(1)	(100)
Other:
Professional services	181	155	17
Other	324	266	22
Total other	505	421	20
Total expenses	$4,435	$4,443	—
Compensation and employee benefits expenses decreased 3% in the second quarter of 2022, compared to the same period in 2021, primarily due to lower incentive compensation and the impact of currency translation, partially offset by higher merit increases and contractor spend. Compensation and employee benefits expenses decreased 2% in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to lower incentive compensation and the impact of currency translation, partially offset by higher merit increases, contractor spend and seasonal expenses. Currency translation decreased compensation and employee benefits expenses by 4% and 2% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Total headcount increased 3% as of June 30, 2022 compared to June 30, 2021, primarily driven by hiring in global hubs and insourcing of strategic technology functions from vendors, partially offset by a reduction in high cost locations.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Information systems and communications expenses decreased 2% in the second quarter of 2022, compared to the same period in 2021, primarily due to episodic credits related to vendor pricing optimization initiatives and infrastructure rationalization. Information systems and communications expenses was flat in the six months ended June 30, 2022, compared to the same period in 2021.
Transaction processing services expenses decreased 9% and 5% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower sub-custody costs.
Occupancy expenses decreased 4% and 9% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to footprint optimization and the impact of currency translation. Currency translation decreased occupancy expenses by 4% and 3% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Amortization of other intangible assets decreased 5% and was flat in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting the impact of currency translation which reduced amortization of other intangible assets by 3% in both the three and six months ended June 30, 2022, relative to the same periods in 2021.
Other expenses increased 32% and 20% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily driven by higher professional services, recoverable client-related expenses and travel costs.
Acquisition Costs
We recorded approximately $12 million and $21 million of acquisition costs in the three and six months ended June 30, 2022, respectively, related to our proposed acquisition of the BBH Investor services business. We expect to incur up to approximately $590 million of total acquisition and integration costs related to the acquisition through the third year following its closing. The acquisition is subject to regulatory reviews and other closing conditions.
We recorded approximately $11 million and $22 million of acquisition costs in the three and six months ended June 30, 2021, respectively, related to our acquisition of CRD in 2018. Starting in 2022, we no longer distinguish certain CRD costs as acquisition costs.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2020	$190	$6	$196
Accruals for Beacon	(1)	—	(1)
Accruals for Repositioning Charges	—	2	2
Payments and Other Adjustments	(9)	(2)	(11)
Accrual Balance at March 31, 2021	180	6	186
Payments and Other Adjustments	(34)	—	(34)
Accrual Balance at June 30, 2021	$146	$6	$152

Accrual Balance at December 31, 2021	$68	$6	$74
Payments and Other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	51	5	56
Payments and Other Adjustments	(11)	—	(11)
Accrual Balance at June 30, 2022	$40	$5	$45
Income Tax Expense
Income tax expense was $88 million and $238 million in the three and six months ended June 30, 2022, respectively, compared to $175 million and $283 million in the same periods in 2021, respectively. Our effective tax rate was 10.5% and 15.0% in the three and six months ended June 30, 2022, respectively, compared to 18.6% and 18.1% in the same periods in 2021, respectively, primarily due to higher benefits from the reassessment of a deferred tax asset valuation allowance.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Our Investment Servicing line of business provides a range of services to our clients. Through State Street Institutional Services, State Street Global Markets, State Street Digital, and CRD, we provide services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our primary role as a global trust and custody bank is to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
Products under the Investment Servicing line of business include: back office products such as custody, accounting, regulatory reporting, investor services, performance and analytics; middle office products such as IBOR, transaction management, loans, cash, derivatives and collateral services, record keeping, client reporting and investment analytics; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
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
Following consummation of our proposed acquisition of the BBH Investor Services business, the acquired business will be included within our Investment Servicing line of business. The acquisition is subject to regulatory reviews and other closing conditions.
We have been engaged in discussions with banking regulators regarding our proposed acquisition of the BBH Investor Services business and the related regulatory review process and potential modifications to the proposed transaction that may facilitate resolution of that process. Based on those discussions, we have developed with BBH proposed modifications to the transaction structure may provide a path to consummating the transaction. The proposed modifications include changes to the operating model and legal entity structure and changes to the regulatory approvals required to complete the transaction. As part of the discussions with BBH, State Street is seeking amendments to the transaction terms, including the purchase price, given the changes to the planned operating model. Any modification to the transaction terms would be subject to review and approval by both BBH and our Board of Directors. We intend during the third quarter to finalize the proposed structure and contractual terms and confirm our approach with regulators. Assuming the financial and operational aspects of the proposed modifications are timely finalized and contracted, subject to regulatory approval and other closing conditions, the parties are aiming to close the transaction at the end of the fourth quarter of 2022. However, there exists significant timing uncertainty and risk that closing will extend beyond that timeline. There can be no assurance that a mutually acceptable modified transaction will be entered into or as to the timing or outcome of any regulatory approvals and other closing conditions for that modified transaction. Absent further agreement of the parties, after September 6, 2022 either party can terminate the transaction without penalty.
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
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2022	2021
Servicing fees	$1,297	$1,394	(7)%
Foreign exchange trading services	313	270	16
Securities finance	102	106	(4)
Software and processing fees	188	211	(11)
Other fee revenue	(12)	3	nm
Total fee revenue	1,888	1,984	(5)
Net interest income	588	468	26
Total other income	(1)	—	nm
Total revenue	2,475	2,452	1
Provision for credit losses	10	(15)	nm
Total expenses	1,767	1,755	1
Income before income tax expense	$698	$712	(2)
Pre-tax margin	28.2%	29.0%	(80) bps

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2022	2021
Servicing fees	$2,665	$2,763	(4)%
Foreign exchange trading services	655	603	9
Securities finance	195	201	(3)
Software and processing fees	389	371	5
Other fee revenue	34	17	nm
Total fee revenue	3,938	3,955	—
Net interest income	1,097	941	17
Total other income	(2)	—	nm
Total revenue	5,033	4,896	3
Provision for credit losses	10	(24)	nm
Total expenses	3,692	3,634	2
Income before income tax expense	$1,331	$1,286	3
Pre-tax margin	26.4%	26.3%	10 bps

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, decreased 7% in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, normal pricing headwinds, lower client activity and adjustments and the impact of currency translation, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in the second quarter of 2022, relative to the same period in 2021. Servicing fees decreased 4% in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to normal pricing headwinds, lower client activity and adjustments and the impact of currency translation, partially offset by net new business. Currency translation decreased servicing fee revenue by 2% in the six months ended June 30, 2022, relative to the same period in 2021.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 1% and 2% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, as expense growth from higher technology infrastructure investments and merit increases was partially offset by productivity savings, on-going expense management initiatives and currency translation benefit. Currency translation decreased expenses for Investment Servicing by 3% and 2% in the three and six months ended June 30, 2022, respectively, relative to the same periods in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $161 million in the six months ended June 30, 2022 compared to $141 million in the same period in 2021. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2022	2021
Management fees(1)	$490	$504	(3)%
Foreign exchange trading services(2)	18	16	13
Securities finance	5	3	67
Software and processing fees(3)	—	—	nm
Other fee revenue(1)	(31)	7	nm
Total fee revenue	482	530	(9)
Net interest income	(4)	(1)	nm
Total revenue	478	529	(10)
Total expenses	327	346	(5)
Income before income tax expense	$151	$183	(17)
Pre-tax margin	31.6%	34.6%	(300) bps

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2022	2021
Management fees(1)	$1,010	$997	1%
Foreign exchange trading services(2)	35	29	21
Securities finance	8	7	14
Software and processing fees(3)	—	—	nm
Other fee revenue(1)	(48)	9	nm
Total fee revenue	1,005	1,042	(4)
Net interest income	(4)	(7)	(43)
Total revenue	1,001	1,035	(3)
Total expenses	716	743	(4)
Income before income tax expense	$285	$292	(2)
Pre-tax margin	28.5%	28.2%	30 bps

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
nm Not meaningful
Investment Management total revenue decreased 10% and 3% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Management Fees
Management fees decreased 3% in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, a client-specific pricing adjustment, and the impact of currency translation, partially offset by the absence of the impact of money market fee waivers and net inflows from ETFs. Currency translation decreased management fees by 2% in the second quarter of 2022, relative to the same period in 2021. Management fees increased 1% in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to higher average equity market levels and the absence of the impact of money market fee waivers, partially offset by a client-specific pricing adjustment and the impact of currency translation. Currency translation decreased management fees by 1% in the six months ended June 30, 2022 compared to the same period in 2021.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 5% and 4% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to savings from on-going expense management initiatives and lower incentive compensation. Currency translation decreased expenses for Investment Management by 1% in both the three and six months ended June 30, 2022, relative to the same periods in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $47 million in the six months ended June 30, 2022, compared to $35 million in the same period in 2021.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Six Months Ended June 30,
(In millions)	2022	2021
Assets:
Interest-bearing deposits with banks	$76,635	$97,348
Securities purchased under resale agreements	2,583	4,261
Trading account assets	754	764
Investment securities:
Investment securities available-for-sale	64,940	62,728
Investment securities held-to-maturity	51,653	46,294
Investment securities held-to-maturity purchased under money market liquidity facility	—	634
Total investment securities	116,593	109,656
Loans	35,120	28,752
Other interest-earning assets	22,979	19,625
Average total interest-earning assets	254,664	260,406
Cash and due from banks	3,923	5,065
Other non-interest-earning assets	34,626	36,823
Average total assets	$293,213	$302,294
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$98,665	$105,647
Non-U.S.	81,796	80,854
Total interest-bearing deposits(2)	180,461	186,501
Securities sold under repurchase agreements	3,389	745
Short-term borrowings under money market liquidity facility	—	635
Other short-term borrowings	776	829
Long-term debt	13,982	13,639
Other interest-bearing liabilities	2,698	5,268
Average total interest-bearing liabilities	201,306	207,617
Non-interest-bearing deposits(2)(3)	50,368	47,815
Other non-interest-bearing liabilities	15,326	21,269
Preferred shareholders’ equity	1,976	2,177
Common shareholders’ equity	24,237	23,416
Average total liabilities and shareholders’ equity	$293,213	$302,294

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $230.83 billion in the six months ended June 30, 2022 compared to $234.32 billion in the same period in 2021.
(3) Average non-interest bearing deposits are primarily composed of deposit balances denominated in U.S. dollars.
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2022	December 31, 2021
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,411	$17,939
Mortgage-backed securities	10,271	18,208
Total U.S. Treasury and federal agencies	19,682	36,147
Non-U.S. debt securities:
Mortgage-backed securities	1,959	1,995
Asset-backed securities	1,876	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	14,927	23,547
Other(1)	2,204	3,098
Total non-U.S. debt securities	20,966	30,727
Asset-backed securities:
Student loans(2)	150	211
Collateralized loan obligations(3)	2,334	2,155
Non-agency CMBS and RMBS(4)	195	52
Other	89	91
Total asset-backed securities	2,768	2,509
State and political subdivisions	1,034	1,272
Other U.S. debt securities(5)	1,004	2,744
Total available-for-sale securities(6)(7)	$45,454	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,424	$2,170
Mortgage-backed securities	41,660	33,481
Total U.S. Treasury and federal agencies	53,084	35,651
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,443	1,564
Total non-U.S. debt securities	6,443	1,564
Asset-backed securities:
Student loans(2)	4,468	4,908
Non-agency CMBS and RMBS(8)	266	307
Total asset-backed securities	4,734	5,215
Total held-to-maturity securities(6)(7)	$64,261	$42,430

(1) As of June 30, 2022 and December 31, 2021, the carrying value includes non-U.S. corporate bonds of $1.10 billion and $1.53 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both June 30, 2022 and December 31, 2021.
(5) As of June 30, 2022 and December 31, 2021, the carrying value of U.S. corporate bonds was $1.00 billion and $2.44 billion, respectively.
(6) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2022.
(7) Approximately $21.23 billion was transferred from AFS to HTM securities in the second quarter of 2022.
(8) As of June 30, 2022 and December 31, 2021, the total amortized cost included $256 million and $292 million, respectively, of non-agency CMBS and $11 million and $14 million of non-agency RMBS, respectively.

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
During the second quarter of 2022, we completed a number of our previously announced actions to mitigate additional AOCI risk in the current environment including a $21.23 billion transfer of securities from AFS to HTM. While these measures may serve to mitigate additional AOCI risk, we continue to be exposed to risks associated with sudden or significant AOCI deterioration, particularly in an environment of continuing significant, and potentially, historic interest rate increases. There can be no assurance that we will not experience further, potentially material AOCI deterioration.
Average duration of our investment securities portfolio was 2.8 years and 2.9 years as of June 30, 2022 and December 31, 2021, respectively.
Approximately 96% and 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of June 30, 2022 and December 31, 2021, respectively.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2022	December 31, 2021
AAA(1)	84%	79%
AA	12	13
A	2	4
BBB	2	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of June 30, 2022 and December 31, 2021, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2022	December 31, 2021
U.S. Agency Mortgage-backed securities	35%	33%
Foreign sovereign	19	21
U.S. Treasuries	19	17
Asset-backed securities	10	10
Other credit	17	19
	100%	100%
Non-U.S. Debt Securities
Approximately 25% and 28% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2022 and December 31, 2021, respectively.

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	June 30, 2022	December 31, 2021
Available-for-sale:
Canada	$3,874	$4,502
Australia	2,601	3,019
United Kingdom	1,628	1,961
Germany	1,342	2,130
France	1,078	2,180
Austria	910	1,478
Hong Kong	778	—
Japan	751	1,332
Netherlands	656	1,109
Finland	432	837
Italy	334	803
Brazil	185	—
Spain	182	1,227
Republic of Korea	146	201
Belgium	16	1,050
Ireland	5	744
Other(2)	6,048	8,154
Total	$20,966	$30,727
Held-to-maturity:
Spain	$801	$—
Belgium	691	—
France	602	—
Ireland	441	—
Singapore	346	222
Austria	312	—
Finland	208	—
Netherlands	169	—
Germany	121	—
Other(2)	2,752	1,342
Total	$6,443	$1,564

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of June 30, 2022, other non-U.S. investments include $5.75 billion of supranational bonds in AFS securities and $2.75 billion of supranational bonds in HTM securities.

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Approximately 87% and 81% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2022 and December 31, 2021, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2022 and December 31, 2021, approximately 26% and 24%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2022, our non-U.S. debt securities had an average market-to-book ratio of 97.5%, and an aggregate pre-tax net unrealized loss of $693 million, composed of gross unrealized gains of $11 million and gross unrealized losses of $704 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $565 million, composed of gross unrealized gains of $6 million and gross unrealized losses of $571 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $128 million, composed of gross unrealized gains of $5 million and gross unrealized losses of $133 million, associated with non-U.S. HTM debt securities.
As of June 30, 2022, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $1.03 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2022, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of June 30, 2022, we also provided approximately $8.44 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2022
State of Issuer:
Texas	$196	$2,326	$2,522	27%
New York	185	1,607	1,792	19
California	86	1,524	1,610	17
Massachusetts	217	512	729	8
Tennessee	—	482	482	5
Total	$684	$6,451	$7,135

December 31, 2021
State of Issuer:
Texas	$221	$2,357	$2,578	25%
California	108	2,005	2,113	21
New York	271	1,112	1,383	14
Massachusetts	245	696	941	9
Tennessee	—	491	491	5
Total	$845	$6,661	$7,506

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $9.47 billion and $10.22 billion across our businesses as of June 30, 2022 and December 31, 2021, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 89% of the obligors rated “AAA” or “AA” as of June 30, 2022. As of that date, approximately 28% and 72% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	June 30, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,363	$12,396
Leveraged loans	2,468	3,106
Overdrafts	2,220	1,796
Other(3)	1,968	2,262
Commercial real estate	2,682	2,554
Total domestic	21,701	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	8,131	7,778
Leveraged loans	1,123	1,328
Overdrafts	2,610	1,312
Total foreign	11,864	10,418
Total loans(2)(4)	33,565	32,532
Allowance for loan losses	(95)	(87)
Loans, net of allowance	$33,470	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8.17 billion private equity capital call finance loans, $6.48 billion loans to real money funds, $4.11 billion collateralized loan obligations in loan form and $1.26 billion loans to business development companies as of June 30, 2022, compared to $9.15 billion private equity capital call finance loans, $6.40 billion loans to real money funds, $2.91 billion collateralized loan obligations in loan form and $1.39 billion loans to business development companies as of December 31, 2021.
(3) Includes $1.53 billion securities finance loans, $420 million loans to municipalities and $21 million other loans as of June 30, 2022 and $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
(4) As of June 30, 2022, excluding overdrafts, floating rate loans totaled $25.98 billion and fixed rate loans totaled $2.75 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. Refer to Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K for additional details.
The increase in foreign loans as of June 30, 2022 compared to December 31, 2021 was primarily driven by higher levels of client overdrafts.
As of June 30, 2022 and December 31, 2021, our leveraged loans totaled approximately $3.59 billion and $4.43 billion, respectively. We sold $770 million of leveraged loans in the second quarter of 2022, of which $155 million remained unsettled and was held for sale as of June 30, 2022.
In addition, we had binding unfunded commitments as of June 30, 2022 and December 31, 2021 of $53 million and $124 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 96% and 94%
of the loans rated “BB” or “B” as of June 30, 2022 and December 31, 2021, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both June 30, 2022 and December 31, 2021.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Six Months Ended June 30,
(In millions)	2022	2021
Allowance for credit losses:
Beginning balance	$108	$148
Provision for credit losses (funded commitments)	12	(19)
Provisions for credit losses (unfunded commitments)	(2)	(3)
Provisions for credit losses (held-to-maturity securities and all other)	—	(2)
Charge-offs(1)	(4)	(1)
Other(2)	—	(2)
Ending balance	$114	$121

(1) The charge-offs are related to commercial and financial loans.
(2) Consists primarily of foreign currency translation.
We recorded a $10 million provision for credit losses in both the three and six months ended June 30, 2022, reflecting a downward shift in management's economic outlook, partially offset by a decrease in expected losses related to leveraged loans within our portfolio, compared to a $15 million and $24 million reserve release in the same periods in 2021, respectively.
As of June 30, 2022, approximately $69 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $74 million as of June 30, 2021. As our view on current and future economic scenarios changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $45 million and $47 million as of June 30, 2022 and 2021, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
financial assets held at amortized cost, including investment securities.
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
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to FX and interest rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings carry the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, FX needed by borrowers to repay their obligations.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 29% and 27% of our consolidated total assets as of June 30, 2022 and December 31, 2021, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2022
Germany	$28,465	$498	$28,963
United Kingdom	10,326	8,589	18,915
Japan	7,995	1,315	9,310
Canada	6,199	2,170	8,369
Australia	5,755	1,357	7,112
Luxembourg	5,291	978	6,269
Ireland	1,877	3,126	5,003
France	1,877	1,881	3,758
December 31, 2021
Germany	$30,263	$202	$30,465
United Kingdom	13,075	1,287	14,362
Japan	10,713	878	11,591
Canada	8,201	999	9,200
Australia	6,862	534	7,396
Luxembourg	6,300	601	6,901
Ireland	2,822	852	3,674

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2022, there were no countries whose aggregate cross-border outstandings amount to between 0.75% and 1% of our consolidated assets. As of December 31, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated total assets, at approximately $2.83 billion.
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
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail on pages 23 to 51 included under Item 1A, Risk Factors, in our 2021 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 83 to 88 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2021 Form 10-K.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to support certain on-balance sheet credit exposures, including financial assets held at amortized cost. We also maintain an allowance for unfunded commitments and letters of credit to support our off-balance sheet credit exposure. The two components together represent the allowance for credit losses. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop management's forecast of future expected losses.
In the second quarter of 2022, our allowance estimate reflected a downward shift in management's economic outlook, partially offset by a decrease in expected losses resulting from a reduction in leveraged loan balances within our portfolio. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 88 to 93 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2021 Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of June 30, 2022, our Parent Company and State
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Street Bank had approximately $1.75 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 93 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2021 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 14 included under Item 1, Business, in our 2021 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended June 30, 2022 and December 31, 2021, daily average LCR for the Parent Company was 106% and 105%, respectively. The impact of higher deposits on the
Parent Company's LCR is offset by a cap, known as the transferability restriction, on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA for the Parent Company under the LCR final rule definition was $141.22 billion and $159.36 billion, post-prescribed haircuts, for the quarters ended June 30, 2022 and December 31, 2021, respectively. For the quarter ended June 30, 2022, LCR for State Street Bank and Trust was approximately 122%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR Final Rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $72.53 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended June 30, 2022, and $83.48 billion for the quarter ended December 31, 2021. The lower levels of average cash balances with central banks reflect lower levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of both June 30, 2022 and December 31, 2021, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of both June 30, 2022 and December 31, 2021, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The average fair value of total unencumbered securities was $91.34 billion for the quarter ended June 30, 2022, compared to $99.47 billion for the quarter ended December 31, 2021.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; drawdowns by our custody clients of lines of credit; advances to clients to settle securities transactions; increases in our investment and loan portfolios; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions serving as sources of securities under our enhanced custody program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $32.94 billion and $33.03 billion and standby letters of credit totaling $2.54 billion and $3.24 billion as of June 30, 2022 and December 31, 2021, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2022, approximately 78% of our unfunded commitments to extend credit and 38% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The final rule published in the Federal Register on November 1, 2019 requires a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our updated 2021 targeted 165(d) resolution plan by July 1, 2021. The targeted resolution plan included the core elements of resolution planning and some specific firm level information about the impact of the COVID-19 pandemic on resolution planning. In addition, actions taken to remediate the 2019 shortcoming related to the implementation of governance mechanisms were included in the plan. Our next full resolution plan is due July 1, 2023.
In the event of material financial distress, our preferred resolution strategy is the SPOE Strategy. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a direct subsidiary of the Parent Company), our Beneficiary Entities (as defined below) and certain of our other entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our other subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event", which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement, (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement, including in evaluating any of our entities from a creditor's perspective or determining whether to enter into a contractual relationship with any of our entities.
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan before July 1, 2018. In November 2018, the FDIC had announced that until the FDIC completed revisions to its IDI plan requirements, no IDI plans would be required to be filed. On June 25, 2021, the FDIC issued a policy statement on resolution plans for IDIs that allows for content streamlining and adjusts the frequency of submissions to a three-year cycle. State Street Bank’s next IDI plan submission deadline is December 1, 2023.
Additionally, we are required to submit a recovery plan to the Federal Reserve. This plan includes detailed governance triggers and contingency actions that can be implemented in a timely manner in the event of extreme financial distress. We also have recovery planning requirements in certain international jurisdictions where we operate.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2022 and December 31, 2021, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.95 billion and $1.58 billion as of June 30, 2022 and December 31, 2021, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.09 billion, as of June 30, 2022, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both June 30, 2022 and
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2021, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. In addition, State Street Bank also has current authorization from the Board to issue unsecured senior debt. The total amount remaining for issuance pursuant to this authority is $2.15 billion as of June 30, 2022.
On February 7, 2022, we issued $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026, $650 million aggregate principal amount of 2.203% fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of 2.623% fixed-to-floating rate senior notes due 2033.
On March 30, 2022, we redeemed $750 million aggregate principal amount of 2.825% fixed-to-floating rate senior notes due 2023.
On May 13, 2022, we issued $500 million aggregate principal amount of 4.421% fixed-to-floating rate senior notes due 2033.
On May 15, 2022, we redeemed $750 million aggregate principal amount of 2.653% fixed-to-floating rate senior notes due 2023.
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
A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, which could increase the related cost of funds. In turn, this could cause the sudden and large-scale withdrawal of unsecured deposits by our clients, which could lead to drawdowns of unfunded commitments to extend credit or trigger requirements under securities purchase commitments; or require additional collateral or force terminations of certain trading derivative contracts.
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
Tight labor markets, the ongoing war in Ukraine and lingering impacts from the COVID-19 pandemic are resulting in stress on the operating environment and have increased, and may continue to increase, operational risk. The war in Ukraine also heightens information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 99 to 102 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2021 Form 10-K.
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
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about our information technology risk framework and associated risks, refer to pages 102 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2021 Form 10-K, and pages 46 to 47 included under Item 1A, Risk Factors, in our 2021 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities".
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
For additional information about the market risk associated with our trading activities, refer to pages 103 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2021 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of June 30, 2022, the notional amount of these derivative contracts was $2.23 trillion, of which $2.20 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The stressed VaR model is designed to identify the second-worst outcome occurring in the worst continuous one-year rolling period since July 2007. This stressed VaR meets the regulatory requirement as the rolling ten-day period with an outcome that is worse than 99% of other outcomes during that twelve-month period of financial stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor's downgrade of U.S. Treasury debt in August 2011, and the market volatility triggered by the COVID-19 pandemic in March 2020. As the historical data set used to determine the stress period expands over time, future market stress events will be incorporated.
For additional information about our VaR measurement tools and methodologies, refer to pages 105 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2021 Form 10-K.
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
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Credit and Market Risk Committee (CMRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the CMRC if material. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We had no back-testing exceptions in the quarter ended June 30, 2022, one back-testing exception in the quarter ended March 31, 2022 and no back-testing exceptions in the quarter ended June 30, 2021. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2022	As of March 31, 2022	As of June 30, 2021
	June 30, 2022			March 31, 2022			June 30, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$8,248	$16,319	$3,830	$11,401	$25,779	$3,341	$15,283	$25,020	$6,974	$9,152	$4,474	$20,989
Global Treasury	971	1,522	788	776	1,714	559	4,342	9,451	460	1,522	1,079	3,667
Diversification	(1,055)	(1,602)	(925)	(849)	(1,418)	(399)	(2,671)	(7,136)	474	(2,366)	(1,214)	(812)
Total VaR	$8,164	$16,239	$3,693	$11,328	$26,075	$3,501	$16,954	$27,335	$7,908	$8,308	$4,339	$23,844

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2022	As of March 31, 2022	As of June 30, 2021
	June 30, 2022			March 31, 2022			June 30, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$42,486	$97,420	$20,553	$37,341	$64,435	$23,242	$36,478	$74,475	$13,037	$43,306	$40,529	$56,998
Global Treasury	3,125	7,903	1,057	2,977	8,428	778	12,644	29,651	2,042	5,642	5,687	6,462
Diversification	(4,491)	(9,384)	(2,690)	(3,825)	(9,841)	(1,365)	(6,471)	(8,193)	1,690	(5,396)	(9,063)	8,473
Total Stressed VaR	$41,120	$95,939	$18,920	$36,493	$63,022	$22,655	$42,651	$95,933	$16,769	$43,552	$37,153	$71,933

The three month average of our stressed VaR-based measure was approximately $41 million for the quarter ended June 30, 2022, compared to an average of approximately $36 million for the quarter ended March 31, 2022 and $43 million for the quarter ended June 30, 2021. The increase in the average stressed VaR for the quarter ended June 30, 2022, compared to the quarter ended March 31, 2022, is primarily attributed to higher foreign exchange and interest rate risk positions.
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. While overall levels of volatility have varied over the historical observation periods, smaller residual market risk positions during the quarter have led to a reduction in VaR measures presented.
We have in the past and may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and any future modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2022			As of March 31, 2022			As of June 30, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,109	$6,010	$127	$2,512	$3,368	$495	$6,859	$16,327	$701
Global Treasury	750	1,538	—	889	815	—	97	3,950	—
Diversification	(529)	(2,469)	—	(869)	(899)	—	(234)	687	—
Total VaR	$6,330	$5,079	$127	$2,532	$3,284	$495	$6,722	$20,964	$701

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2022			As of March 31, 2022			As of June 30, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,440	$39,764	$200	$8,352	$57,507	$540	$10,456	$59,710	$747
Global Treasury	1,375	5,766	—	1,076	5,746	—	117	6,350	—
Diversification	(709)	(6,631)	—	(1,403)	(7,286)	—	(191)	8,450	—
Total Stressed VaR	$8,106	$38,899	$200	$8,025	$55,967	$540	$10,382	$74,510	$747

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
Asset and Liability Management Activities
The primary objective of asset and liability management is to provide sustainable NII under varying economic conditions, while protecting the economic value of the assets and liabilities carried on our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NII and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NII is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the liquidity characteristics of our balance sheet liabilities, as well as the currency composition of our significant non-U.S. dollar denominated client deposits.
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2022 and June 30, 2021. Our June 30, 2022 baseline forecast broadly aligns to the market’s expectations for a rapid increase in global central bank rates in response to rising inflation. In addition to higher interest rates, we are also forecasting gradual deposit balance rotation and reductions along with increasing deposit betas as a result of quantitative tightening and rising interest rates.

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	June 30, 2022(1)			June 30, 2021
	Fed Funds Target	ECB Target(2)	10-Year Treasury	Fed Funds Target	ECB Target(2)	10-Year Treasury
Spot rates	1.75%	(0.50)%	3.01%	0.25%	(0.50)%	1.47%
12-month forward rates	3.75	1.25	3.40	0.25	(0.50)	1.83

(1) This reflects our internal interest rate forecast as of June 30, 2022.
(2) European Central Bank deposit facility rate.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rates changes on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes gradual deposit balance rotation and reductions. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	June 30, 2022(1)			June 30, 2021
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(28)	$471	$443	$644	$286	$930
–100 bps shock	13	(356)	(343)	804	155	959
Steeper yield curve:
'+100 bps shift in long-end rates(2)	22	6	28	134	1	135
'-100 bps shift in short-end rates(2)	38	(350)	(312)	954	156	1,110
Flatter yield curve:
'+100 bps shift in short-end rates(2)	(50)	465	415	510	284	794
'-100 bps shift in long-end rates(2)	(24)	(6)	(30)	(148)	(2)	(150)

(1) Does not reflect any impact of our proposed acquisition of the BBH Investor Services business.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
As of June 30, 2022, NII from non-U.S. rates is expected to benefit from higher interest rates and is exposed to lower rates. The benefit from higher rates is driven by the short-end of the yield curve and our deposit beta assumptions in currencies such as EUR and GBP. Compared to June 30, 2021, our non-U.S. benefit to higher interest rates has increased due to rising ECB rates in our baseline forecast which assumes lower EUR betas once the ECB target rate exceeds 0.25%. Compared to June 30, 2021, our non-U.S. exposure to lower interest rates has also increased as we begin to realize higher levels of NII from non-U.S. currencies in our baseline forecast.
As of June 30, 2022, our NII sensitivity from U.S. rates is limited in both higher and lower rate shocks and against short and long-end rate changes. This level of U.S. NII sensitivity is primarily driven by our baseline rate forecast which assumes that the Fed Funds target rises to 3.50% by year-end 2022 and 3.75% by June 2023. Once U.S. short-end rates reach those levels, the baseline forecast projects significantly higher levels of annual NII and USD deposit betas increase, to the point that the repricing characteristics of our USD assets and liabilities are substantially aligned. Our scenarios assume that deposit betas are higher than the last U.S. rising rate cycle from 2016-2018 due to our current deposit mix and greater quantitative tightening this cycle by the Federal Reserve.
As of June 30, 2022, USD NII in the +100bp shock scenario estimates $28 million of NII at risk with the level of Fed Funds reaching 4.75%. Consistent with our interest rate risk simulation methodology, this estimate assumes no management action is taken to reposition the balance sheet. While this is our standard modeling approach, in a higher and rising rate environment, management would likely target a neutral asset sensitivity posture by using interest rate swaps and other balance sheet actions.
Compared to June 30, 2021, our reduced benefit to higher rate scenarios is driven by rising deposit betas, expectations for deposit rotation from quantitative tightening and less investment portfolio reinvestment. USD NII in the -100bp shock scenario estimates a $13 million benefit. Compared to June 30, 2021, our reduced benefit to lower rates is driven by the higher USD yield curve which is no longer impacted by negative interest rates in the -100bp scenario. The June 30, 2021 sensitivities included a significant NII benefit from negative rates by charging interest on client deposits and the impacts of contractual floors on loans and securities.
NII sensitivity is routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Management”.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 111 to 112 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2021 Form 10-K.
Strategic Risk Management
We define strategic risk as the current or prospective impact on earnings or capital arising from adverse business decisions, improper implementation of strategic initiatives, or lack of responsiveness to industry-wide changes. Strategic risks are influenced by changes in the business environment; decline in market performance or changes in our business activities; and the potential secondary impacts of reputational risks, not already captured as market, interest rate, credit, operational, model or liquidity risks. We incorporate strategic risk into our assessment of our business plans and risk and capital management processes.
The Intercontinental Exchange Benchmark Administration (IBA), in conjunction with the United Kingdom Financial Conduct Authority (FCA), ceased the publication of GBP, EUR, Swiss Franc and the Japanese Yen (JPY) LIBOR settings for all tenors, as well as one week and two months U.S. dollar LIBOR settings on December 31, 2021. Furthermore, the IBA announced that on June 30, 2023, it would cease the publication of overnight and twelve months U.S. dollar LIBOR settings and that as of June 30, 2023 the 1 month, 3 month and 6 month USD LIBOR setting would become non-representative.
For the one month, three month and six month GBP and JPY settings, the FCA required in September 2021 that the IBA continue publication of rates on a synthetic, non-representative basis from year-end 2021 for a period of at least one year. A decision by the FCA regarding the publication by the IBA of certain USD LIBOR settings from June 30, 2023 on a synthetic, non-representative basis has not yet been made and no assumption should be made regarding their availability.
On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest (LIBOR) Act which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment.
We have established a process to identify, assess, plan for and remediate the use of LIBOR and other reference rates affected by reference rate reform that addresses both direct exposures on our balance sheet, and, more importantly, the use of LIBOR in our various service provider roles to our customers. This process is led by a wide, multidisciplinary LIBOR program management office (“LIBOR PMO”), established in September 2018, that will continue to lead our transition efforts through June 2023.
The LIBOR PMO reports regularly to executive management of the firm and our key regulators on progress with respect to the adoption of alternative reference rates for various financial products and services, client communications, updating of our quantitative models and information technology systems, managing vendors, contracts remediation, adoption of alternative reference rates for various financial products and services, evaluation of fallback provisions contained in LIBOR-priced loans, investment securities, derivatives and long-term debt and general operational readiness for each stage of the transition. Most of the work identified by the LIBOR PMO for implementation of the transition to alternative reference rates is substantially complete, and contingency plans have been developed with respect to identified uncertainties.
No incremental material investments are expected to be needed for systems and processes related to the transition. Potential risks that could impact our remediation efforts include overall transition readiness across the industry, third party vendor dependencies and resource constraints from the concentration of remediation activities at key points in the transition process.
Our direct on balance sheet exposure to LIBOR is limited and primarily includes assets held in the investment portfolio, certain loans made through Global Credit Finance and issuances of long-term debt and preferred stock. We have planned for, and are prepared to, transition our remaining on balance
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
sheet exposures in a manner consistent with regulatory guidance and the availability of interim solutions for various legacy LIBOR contracts. We will not originate or issue new LIBOR-based loans or long-term debt, and any purchases of LIBOR-based investment securities will be screened for adequate fallback language. Our remaining exposure outstanding at June 2023 is largely governed by existing fallback language, or national legislation that provides for appropriate fallback provisions.
Substantial risks and uncertainties are associated with the market transition away from the use of LIBOR as an interest rate benchmark in financial instruments and contracts. Our financial performance depends, in part, on our ability to adapt to market changes promptly, while avoiding increased related expenses or operational errors.
For additional information about our strategic risk management framework and associated risks, refer to pages 112 to 113 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Strategic Risk Management", in our 2021 Form 10-K, and page 44 included under Item 1A, Risk Factors, in our 2021 Form 10-K - "The market transition away from broad use of the London Interbank Offered Rate (LIBOR) as an interest rate benchmark may impose additional costs on us and may expose us to increased operational, model and financial risk."
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
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by U.S. banking regulators.
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
As required by the Dodd-Frank Act enacted in 2010 and the SCB rule enacted in 2020, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including the capital conservation buffer (CCB) and the SCB, for the advanced approaches and standardized approach, respectively, and a countercyclical capital buffer. In addition, we are subject to a G-SIB surcharge. Our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and standardized approach.
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
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our minimum risk-based capital ratios as of January 1, 2022, include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2023, is 1.0%. Based on a calculation as of December 31, 2021, our G-SIB surcharge beginning January 1, 2024 could increase to 1.5%. Accordingly, we have developed a balance sheet management plan intended to result in a G-SIB surcharge calculation of 1.0% as of December 31, 2022 which, if effective, would result in our maintaining our current G-SIB surcharge of 1.0% through December 31, 2024.
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
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,261	$11,261	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			26,115	26,115	25,238	25,238	17,025	17,025	15,700	15,700
Accumulated other comprehensive income (loss)			(3,687)	(3,687)	(1,133)	(1,133)	(3,410)	(3,410)	(926)	(926)
Treasury stock, at cost			(9,898)	(9,898)	(10,009)	(10,009)	—	—	—	—
Total			23,791	23,791	25,387	25,387	26,648	26,648	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,628)	(8,628)	(8,935)	(8,935)	(8,370)	(8,370)	(8,667)	(8,667)
Other adjustments(1)			(281)	(281)	(505)	(505)	(104)	(104)	(309)	(309)
Common equity tier 1 capital			14,882	14,882	15,947	15,947	18,174	18,174	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,858	16,858	17,923	17,923	18,174	18,174	18,845	18,845
Qualifying subordinated long-term debt			1,381	1,381	1,588	1,588	545	545	752	752
Adjusted allowance for credit losses			—	113	—	108	—	113	—	108
Total capital			$18,239	$18,352	$19,511	$19,619	$18,719	$18,832	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$63,259	$113,566	$63,735	$109,554	$56,041	$110,950	$57,405	$106,405
Operational risk(3)			45,350	NA	45,550	NA	42,700	NA	42,813	NA
Market risk			1,838	1,838	2,113	2,113	1,838	1,838	2,113	2,113
Total risk-weighted assets			$110,447	$115,404	$111,398	$111,667	$100,579	$112,788	$102,331	$108,518

Capital Ratios:	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.5%	12.9%	14.3%	14.3%	18.1%	16.1%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.3	14.6	16.1	16.1	18.1	16.1	18.4	17.4
Total capital	11.5	11.5	16.5	15.9	17.5	17.6	18.6	16.7	19.2	18.2

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 23, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test. Our preliminary SCB calculated under the 2022 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will go into effect starting October 1, 2022 and will run through September 30, 2023.
NA Not applicable
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $1.07 billion as of June 30, 2022, compared to December 31, 2021, primarily due to unrealized losses on AFS securities within AOCI driven by the significant increase in rates across the yield curve, partially offset by net income. Our Tier 1 capital decreased $1.07 billion as of June 30, 2022, compared to December 31, 2021, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
Our total capital decreased $1.27 billion as of June 30, 2022, compared to December 31, 2021, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the six months ended June 30, 2022 and for the year ended December 31, 2021.

TABLE 35: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$15,947	$15,947	$14,377	$14,377
Net income	1,351	1,351	2,693	2,693
Changes in treasury stock, at cost	111	111	600	600
Dividends declared	(474)	(474)	(897)	(897)
Goodwill and other intangible assets, net of associated deferred tax liabilities	307	307	84	84
Accumulated other comprehensive income (loss)	(2,554)	(2,554)	(1,320)	(1,320)
Other adjustments	194	194	410	410
Changes in common equity tier 1 capital	(1,065)	(1,065)	1,570	1,570
Common equity tier 1 capital balance, end of period	14,882	14,882	15,947	15,947
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	17,923	17,923	16,848	16,848
Changes in common equity tier 1 capital	(1,065)	(1,065)	1,570	1,570
Net issuance (redemption) of preferred stock	—	—	(495)	(495)
Changes in tier 1 capital	(1,065)	(1,065)	1,075	1,075
Tier 1 capital balance, end of period	16,858	16,858	17,923	17,923
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,588	1,696	962	1,109
Net issuance and changes in long-term debt qualifying as tier 2	(207)	(207)	627	627
Changes in adjusted allowance for credit losses	—	5	(1)	(40)
Changes in tier 2 capital	(207)	(202)	626	587
Tier 2 capital balance, end of period	1,381	1,494	1,588	1,696
Total capital:
Total capital balance, beginning of period	19,511	19,619	17,810	17,957
Changes in tier 1 capital	(1,065)	(1,065)	1,075	1,075
Changes in tier 2 capital	(207)	(202)	626	587
Total capital balance, end of period	$18,239	$18,352	$19,511	$19,619
State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2022 and for the year ended December 31, 2021.

TABLE 36: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Total risk-weighted assets, beginning of period	$111,398	$111,667	$109,705	$117,080
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(3,904)	(2,796)	(476)	(707)
Net increase (decrease) in loans	(2,251)	(2,292)	2,017	946
Net increase (decrease) in securitization exposures	82	78	(404)	(489)
Net increase (decrease) in repo-style transaction exposures	(964)	(6,773)	(440)	(1,658)
Net increase (decrease) in over-the-counter derivatives exposures(1)	2,848	11,658	(1,353)	(863)
Net increase (decrease) in all other(2)	3,713	4,137	1,024	(2,567)
Net increase (decrease) in credit risk-weighted assets	(476)	4,012	368	(5,338)
Net increase (decrease) in market risk-weighted assets	(275)	(275)	(75)	(75)
Net increase (decrease) in operational risk-weighted assets	(200)	N/A	1,400	N/A
Total risk-weighted assets, end of period	$110,447	$115,404	$111,398	$111,667

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of June 30, 2022, total advanced approaches RWA decreased $0.95 billion compared to December 31, 2021, mainly driven by a decrease in credit risk RWA. The decrease in credit risk RWA was primarily driven by a net decrease in wholesale investment securities and loans RWA, partially offset by an increase in all other and OTC derivatives RWA.
As of June 30, 2022, total standardized approach RWA increased $3.74 billion compared to December 31, 2021, mainly driven by an increase in credit risk RWA. The increase in credit risk RWA was primarily driven by the implementation of SA-CCR, as expected, which was partially offset by lower repo-style transactions RWA.
The regulatory capital ratios as of June 30, 2022, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2022, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 37: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2022	December 31, 2021
State Street:
Tier 1 capital	$16,858	$17,923
Average assets	291,435	303,007
Less: adjustments for deductions from tier 1 capital and other	(8,909)	(9,440)
Adjusted average assets for tier 1 leverage ratio	282,526	293,567
Additional SLR exposure	44,486	32,985
Adjustments for deductions of qualifying central bank deposits	(72,383)	(84,113)
Total assets for SLR	$254,629	$242,439
Tier 1 leverage ratio	6.0%	6.1%
Supplementary leverage ratio	6.6	7.4

State Street Bank:
Tier 1 capital	$18,174	$18,845
Average assets	288,139	299,379
Less: adjustments for deductions from tier 1 capital and other	(8,474)	(8,976)
Adjusted average assets for tier 1 leverage ratio	279,665	290,403
Additional SLR exposure	44,628	32,985
Adjustments for deductions of qualifying central bank deposits	(72,383)	(84,113)
Total assets for SLR	$251,910	$239,275
Tier 1 leverage ratio	6.5%	6.5%
Supplementary leverage ratio	7.2	7.9

Total Loss-Absorbing Capacity (TLAC)
The Federal Reserve's final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards, and requires us, among other things, to comply with minimum requirements for external TLAC (combined eligible tier 1 regulatory capital and LTD) and LTD. Specifically, we must hold:

Amount equal to:
TLAC
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
As of April 1, 2020, the TLAC and LTD requirements calibrated to the SLR denominator reflect the deduction of certain central bank balances as prescribed by the regulatory relief implemented under EGRRCPA.
The following table presents external TLAC and external LTD as of June 30, 2022:

TABLE 38: TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2022
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity
Risk-weighted assets	$29,261	25.4%	$24,812	21.5%
Supplemental leverage ratio	29,261	11.5	24,190	9.5
Long-term debt:
Risk-weighted assets	11,903	10.3	8,078	7.0
Supplemental leverage ratio	11,903	4.7	11,458	4.5
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
In November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule that, among other things, implemented the standardized approach for counterparty credit risk (SA-CCR), a methodology for calculating the exposure amount for derivative contracts. Under the final rule, which became effective on January 1, 2022, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. We are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Additionally, we have to apply a revised formula to determine the RWA amount of our central counterparty default fund contributions.
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended June 30, 2022, we deducted $72.4 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
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
Our current SCB requirement is 2.5% for the period from October 1, 2021 through September 30, 2022. On June 23, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test. Our preliminary SCB calculated under the 2022 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will go into effect starting October 1, 2022 and will run through September 30, 2023.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2022:

TABLE 39: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 5.426% effective June 15, 2022	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS

	Three Months Ended June 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	1,130	11.30	3	966	9.66	2
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	2,813	28.13	14
Total			$35			$34

	Six Months Ended June 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$2,950	$0.74	$22	$2,950	$0.74	$22
Series F	2,080	20.80	5	1,919	19.19	9
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	2,813	28.13	14
Total			$55			$59
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first half of 2022. In June 2022, we announced our intention to resume our common share repurchases during the fourth quarter of 2022 in an amount reflecting interest rate levels and market conditions at that time. Additionally, in July 2022, we declared third quarter common stock dividends of $0.63 per share, representing a 10% increase on a per share basis from both the third quarter 2021 and second quarter of 2022.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 41: SHARES REPURCHASED
Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
5.0	$84.71	$425	11.2	$80.00	$900
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$210	$0.52	$179

	Six Months Ended June 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.14	$419	$1.04	$361

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 54 to 56 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our 2021 Form 10-K, and to pages 169 to 171 in Note 15 to the consolidated financial statements included under Item 8. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
Stock purchases may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including our capital position and financial performance, investment opportunities, market conditions and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
State Street Corporation | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $345.24 billion and $385.74 billion as of June 30, 2022 and December 31, 2021, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $361.38 billion and $404.12 billion as collateral for indemnified securities on loan as of June 30, 2022 and December 31, 2021, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $361.38 billion and $404.12 billion, referenced above, $64.18 billion and $61.56 billion was invested in indemnified repurchase agreements as of June 30, 2022 and December 31, 2021, respectively. We or our agents held $69.17 billion and $67.01 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2022 and December 31, 2021, respectively.
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
For more information on our market risk refer to pages 103 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2022, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Fee revenue:
Servicing fees	$1,297	$1,394	$2,665	$2,763
Management fees	490	504	1,010	997
Foreign exchange trading services	331	286	690	632
Securities finance	107	109	203	208
Software and processing fees	188	211	389	371
Other fee revenue	(43)	10	(14)	26
Total fee revenue	2,370	2,514	4,943	4,997
Net interest income:
Interest income	704	467	1,225	938
Interest expense	120	—	132	4
Net interest income	584	467	1,093	934
Other income:
Gains (losses) related to investment securities, net	(1)	—	(2)	—
Other income	—	53	—	53
Total other income (loss)	(1)	53	(2)	53
Total revenue	2,953	3,034	6,034	5,984
Provision for credit losses	10	(15)	10	(24)
Expenses:
Compensation and employee benefits	1,046	1,077	2,278	2,319
Information systems and communications	392	398	815	819
Transaction processing services	240	263	504	533
Occupancy	96	100	191	209
Acquisition and restructuring costs	12	11	21	21
Amortization of other intangible assets	60	63	121	121
Other	262	199	505	421
Total expenses	2,108	2,111	4,435	4,443
Income before income tax expense	835	938	1,589	1,565
Income tax expense	88	175	238	283
Net income	$747	$763	$1,351	$1,282
Net income available to common shareholders	$712	$728	$1,295	$1,217
Earnings per common share:
Basic	$1.94	$2.11	$3.53	$3.49
Diluted	1.91	2.07	3.48	3.44
Average common shares outstanding (in thousands):
Basic	367,375	345,889	366,961	348,303
Diluted	372,123	351,582	372,080	353,434
Cash dividends declared per common share	$.57	$.52	$1.14	$1.04
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2022	2021
Net income	$747	$763
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $53 and ($8), respectively	(446)	49
Net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($233) and ($14), respectively	(618)	(35)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $42 and ($5), respectively	113	(16)
Net unrealized losses on cash flow hedges, net of related taxes of ($17) and ($4), respectively	(40)	(4)
Net unrealized gains on retirement plans, net of related taxes of $1 and $1, respectively	2	2
Other comprehensive loss	(989)	(4)
Total comprehensive income (loss)	$(242)	$759

	Six Months Ended June 30,
(In millions)	2022	2021
Net income	$1,351	$1,282
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $63 and $45, respectively	(544)	(151)
Net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($764) and ($175), respectively	(2,063)	(460)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $99 and ($1), respectively	270	(4)
Net unrealized losses on cash flow hedges, net of related taxes of ($89) and ($4), respectively	(234)	(4)
Net unrealized gains on retirement plans, net of related taxes of $7 and $4, respectively	17	10
Other comprehensive loss	(2,554)	(609)
Total comprehensive income (loss)	$(1,203)	$673

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2022	December 31, 2021
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$3,515	$3,631
Interest-bearing deposits with banks	91,360	106,358
Securities purchased under resale agreements	5,203	3,012
Trading account assets	728	758
Investment securities available-for-sale (less allowance for credit losses of $2 and $2)	45,454	73,399
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $60,103 and $42,271)	64,261	42,430
Loans (less allowance for credit losses on loans of $95 and $87)	33,470	32,445
Premises and equipment (net of accumulated depreciation of $5,652 and $5,391)	2,240	2,261
Accrued interest and fees receivable	3,403	3,278
Goodwill	7,465	7,621
Other intangible assets	1,654	1,816
Other assets	41,470	37,615
Total assets	$300,223	$314,624
Liabilities:
Deposits:
Non-interest-bearing	$55,062	$56,461
Interest-bearing - U.S.	107,262	102,985
Interest-bearing - non-U.S.	79,589	95,589
Total deposits	241,913	255,035
Securities sold under repurchase agreements	951	1,575
Other short-term borrowings	73	128
Accrued expenses and other liabilities	17,989	17,048
Long-term debt	13,530	13,475
Total liabilities	274,456	287,261
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 367,619,353 and 365,982,820 shares outstanding	504	504
Surplus	10,757	10,787
Retained earnings	26,115	25,238
Accumulated other comprehensive income (loss)	(3,687)	(1,133)
Treasury stock, at cost (136,260,289 and 137,896,822 shares)	(9,898)	(10,009)
Total shareholders’ equity	25,767	27,363
Total liabilities and shareholders' equity	$300,223	$314,624

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 56

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005
Net income					763				763
Other comprehensive income (loss)						(4)			(4)
Cash dividends declared:
Common stock -$0.52 per share					(179)				(179)
Preferred stock					(34)				(34)
Common stock acquired							5,017	(425)	(425)
Common stock awards exercised				19			(487)	23	42
Other					(1)				(1)
Balance at June 30, 2021	$1,976	503,880	$504	$10,246	$24,300	$(422)	160,377	$(11,437)	$25,167

Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	27,363
Net income					604				604
Other comprehensive income (loss)						(1,565)			(1,565)
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				(11)			(1,132)	77	66
Other				(14)	(1)		—		(15)
Balance at March 31, 2022	$1,976	503,880	$504	$10,762	$25,612	$(2,698)	136,765	$(9,932)	$26,224
Net income					747				747
Other comprehensive income (loss)						(989)			(989)
Cash dividends declared:
Common stock - $0.57 per share					(210)				(210)
Preferred stock					(35)				(35)
Common stock awards exercised				(5)			(505)	34	29
Other					1				1
Balance at June 30, 2022	$1,976	503,880	$504	$10,757	$26,115	$(3,687)	136,260	$(9,898)	$25,767

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 57

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2022	2021
Operating Activities:
Net income	$1,351	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	57	(15)
Amortization of other intangible assets	121	121
Other non-cash adjustments for depreciation, amortization and accretion, net	420	700
Losses (gains) related to investment securities, net	2	—
Provision for credit losses	10	(24)
Change in trading account assets, net	30	94
Change in accrued interest and fees receivable, net	(125)	(254)
Change in collateral deposits, net	1,859	(6,520)
Change in unrealized losses (gains) on foreign exchange derivatives, net	(5,277)	(7,471)
Change in other assets, net	(435)	(1,444)
Change in accrued expenses and other liabilities, net	2,177	1,971
Other, net	261	235
Net cash provided by (used in) operating activities	451	(11,325)
Investing Activities:
Net decrease in interest-bearing deposits with banks	14,999	3,613
Net (increase) in securities purchased under resale agreements	(2,192)	(891)
Proceeds from sales of available-for-sale securities	4,492	6,854
Proceeds from maturities of available-for-sale securities	10,177	11,090
Purchases of available-for-sale securities	(13,899)	(28,565)
Proceeds from maturities of held-to-maturity securities under the MMLF program	—	3,299
Proceeds from maturities of held-to-maturity securities	5,921	7,886
Purchases of held-to-maturity securities	(4,402)	(3,070)
Sale of loans	1,565	40
Net (increase) in loans	(2,985)	(2,819)
Business acquisitions, net of cash acquired	—	(257)
Divestitures	—	13
Purchases of equity investments and other long-term assets	(167)	(106)
Purchases of premises and equipment, net	(320)	(359)
Other, net	57	184
Net cash provided by (used in) investing activities	13,246	(3,088)
Financing Activities:
Net (decrease) in time deposits	(1,238)	(1,542)
Net (decrease) increase in all other deposits	(11,884)	25,724
Net (decrease) in securities sold under repurchase agreements	(624)	(2,756)
Net (decrease) in short-term borrowings under money market liquidity facility	—	(3,302)
Net (decrease) in other short-term borrowings	(55)	(51)
Proceeds from issuance of long-term debt, net of issuance costs	1,989	844
Payments for long-term debt and obligations under finance leases	(1,527)	(1,522)
Payments for redemption of preferred stock	—	(500)
Repurchases of common stock	—	(900)
Repurchases of common stock for employee tax withholding	—	(6)
Payments for cash dividends	(474)	(424)
Net cash (used in) provided by financing activities	(13,813)	15,565
Net (decrease) increase	(116)	1,152
Cash and due from banks at beginning of period	3,631	3,467
Cash and due from banks at end of period	$3,515	$4,619

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2021 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2021 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
In September 2021, we announced that we had entered into a definitive agreement to acquire the BBH Investor Services business for $3.5 billion in cash.
Recent Accounting Developments
In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (SAB 121). SAB 121 expresses the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets. The guidance requires an entity that has obligations to safeguard crypto-assets held for their platform users to recognize a liability on its balance sheet, along with a corresponding asset, and provide extensive disclosures on the nature and amount of crypto-assets under custody. This guidance was adopted in the second quarter of 2022 and had no financial statement impact. We continue to evaluate the potential impact of the guidance on State Street Digital products and services currently in development.
We did not adopt any other new accounting standards in the second quarter of 2022 that had a material impact to our financial statements.
Relevant standards that were recently issued but not yet adopted

Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The standard addresses two topics: 1) eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and 2) requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table.
		January 1, 2023, early adoption permitted	We do not expect the new standard to have a significant impact as, to date, no loans have been modified in troubled debt restructurings and write-offs of financing receivables are insignificant.
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method
The standard makes targeted amendments to 1) expand the existing last-of-layer method to allow multiple hedging layers of a single closed portfolio (now renamed portfolio layer method), 2) expand the scope of the portfolio layer method to include nonprepayable financial assets, 3) clarify which hedging instruments are eligible for designation in a portfolio layer hedge, 4) provide additional guidance on the accounting for, and disclosure of, hedge basis adjustments that are applicable to the portfolio layer method and 5) define how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.
		January 1, 2023, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 137 to 143 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2022
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	—	131	—		131
Other	—	558	—		558
Total trading account assets	39	689	—		728
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	9,411	—	—		9,411
Mortgage-backed securities	—	10,271	—		10,271
Total U.S. Treasury and federal agencies	9,411	10,271	—		19,682
Non-U.S. debt securities:
Mortgage-backed securities	—	1,959	—		1,959
Asset-backed securities	—	1,876	—		1,876
Non-U.S. sovereign, supranational and non-U.S. agency	—	14,927	—		14,927
Other	—	2,204	—		2,204
Total non-U.S. debt securities	—	20,966	—		20,966
Asset-backed securities:
Student loans	—	150	—		150
Collateralized loan obligations	—	2,334	—		2,334
Non-agency CMBS and RMBS(2)	—	195	—		195
Other	—	89	—		89
Total asset-backed securities	—	2,768	—		2,768
State and political subdivisions	—	1,034	—		1,034
Other U.S. debt securities	—	1,004	—		1,004
Total available-for-sale investment securities	9,411	36,043	—		45,454
Other assets:
Derivative instruments:
Foreign exchange contracts	3	23,615	15	$(14,168)	9,465
Interest rate contracts	11	—	—	—	11
Total derivative instruments	14	23,615	15	(14,168)	9,476
Other	12	621	—	—	633
Total assets carried at fair value	$9,476	$60,968	$15	$(14,168)	$56,291
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$23,017	$15	$(17,100)	$5,936
Interest rate contracts	—	—	—	—	—
Other derivative contracts	—	272	—	—	272
Total derivative instruments	4	23,289	15	(17,100)	6,208
Total liabilities carried at fair value	$4	$23,289	$15	$(17,100)	$6,208

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.73 billion and $4.66 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	1	15,824	—	(10,395)	5,430
Other derivative contracts	—	301	—	—	301
Total derivative instruments	1	16,125	—	(10,395)	5,731
Total liabilities carried at fair value	$1	$16,125	$—	$(10,395)	$5,731

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
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and six months ended June 30, 2022 and 2021, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During both the three and six months ended June 30, 2022, there were no transfers into and out of level 3. During the three months ended June 30, 2021, there were no transfers into level 3. During the six months ended June 30, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the three and six months ended June 30, 2021, transfers out of level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2022
	Fair Value as of March 31, 2022	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$6	$—	$—	$9	$—	$—	$—	$—	$15	$2
Total derivative instruments	6	—	—	9	—	—	—	—	15	2
Total assets carried at fair value	$6	$—	$—	$9	$—	$—	$—	$—	$15	$2

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2022
	Fair Value as of December 31, 2021	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$3	$—	$12	$—	$—	$—	$—	$15	$4
Total derivative instruments	—	3	—	12	—	—	—	—	15	4
Total assets carried at fair value	$—	$3	$—	$12	$—	$—	$—	$—	$15	$4

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of June 30, 2022	As of December 31, 2021	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2022			As of June 30, 2022	As of December 31, 2021
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$15	$—	Option model	Volatility	5.4%	-	19.8%	11.9%	15.2%
Total	$15	$—
Liabilities:
Derivative instruments, foreign exchange contracts	$15	$—	Option model	Volatility	5.4%	-	19.7%	11.9%	14.7%
Total	$15	$—

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2022
Financial Assets:
Cash and due from banks	$3,515	3,515	$3,515	$—	$—
Interest-bearing deposits with banks	91,360	91,360	—	91,360	—
Securities purchased under resale agreements	5,203	5,203	—	5,203	—
Investment securities held-to-maturity	64,261	60,103	11,331	48,772	—
Net loans(1)	33,470	33,209	—	31,009	2,200
Other(2)	1	1	—	1	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$55,062	$55,062	$—	$55,062	$—
Interest-bearing - U.S.	107,262	107,262	—	107,262	—
Interest-bearing - non-U.S.	79,589	79,589	—	79,589	—
Securities sold under repurchase agreements	951	951	—	951	—
Other short-term borrowings	73	73	—	73	—
Long-term debt	13,530	12,771	—	12,633	138
Other(2)	1	1	—	1	—

(1) Includes $155 million of loans classified as held-for-sale that were measured at fair value in level 2 as of June 30, 2022.
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

Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 144 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,720	$12	$321	$9,411	$18,111	$24	$196	$17,939
Mortgage-backed securities	10,409	1	139	10,271	18,154	148	94	18,208
Total U.S. Treasury and federal agencies	20,129	13	460	19,682	36,265	172	290	36,147
Non-U.S. debt securities:
Mortgage-backed securities	1,972	5	18	1,959	1,986	12	3	1,995
Asset-backed securities(1)	1,901	—	25	1,876	2,087	2	2	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	15,300	1	374	14,927	23,533	114	100	23,547
Other(2)	2,358	—	154	2,204	3,113	17	32	3,098
Total non-U.S. debt securities	21,531	6	571	20,966	30,719	145	137	30,727
Asset-backed securities:
Student loans(3)	152	—	2	150	209	2	—	211
Collateralized loan obligations(4)	2,378	—	43	2,334	2,155	2	2	2,155
Non-agency CMBS and RMBS(5)	200	—	5	195	52	—	—	52
Other	90	—	1	89	90	1	—	91
Total asset-backed securities	2,820	—	51	2,768	2,506	5	2	2,509
State and political subdivisions	1,042	2	10	1,034	1,216	59	3	1,272
Other U.S. debt securities(6)	1,074	—	70	1,004	2,734	23	13	2,744
Total available-for-sale securities(7)(9)	$46,596	$21	$1,162	$45,454	$73,440	$404	$445	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,424	$—	$75	$11,349	$2,170	$10	$—	$2,180
Mortgage-backed securities	41,660	2	3,854	37,808	33,481	362	578	33,265
Total U.S. Treasury and federal agencies	53,084	2	3,929	49,157	35,651	372	578	35,445
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,443	5	133	6,315	1,564	—	9	1,555
Total non-U.S. debt securities	6,443	5	133	6,315	1,564	—	9	1,555
Asset-backed securities:
Student loans(3)	4,468	1	124	4,345	4,908	48	14	4,942
Non-agency CMBS and RMBS(8)	266	20	—	286	307	22	—	329
Total asset-backed securities	4,734	21	124	4,631	5,215	70	14	5,271
Total held-to-maturity securities(7)	$64,261	$28	$4,186	$60,103	$42,430	$442	$601	$42,271

(1) As of June 30, 2022 and December 31, 2021, the fair value includes non-U.S. collateralized loan obligations of $0.85 billion and $0.83 billion, respectively.
(2) As of June 30, 2022 and December 31, 2021, the fair value includes non-U.S. corporate bonds of $1.10 billion and $1.53 billion, respectively.
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(5) Consists entirely of non-agency CMBS as of both June 30, 2022 and December 31, 2021.
(6) As of June 30, 2022 and December 31, 2021, the fair value of U.S. corporate bonds was $1.00 billion and $2.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2022.
(8) As of June 30, 2022 and December 31, 2021, the total amortized cost included $256 million and $292 million, respectively, of non-agency CMBS and $11 million and $14 million of non-agency RMBS, respectively.
(9) As of both June 30, 2022 and December 31, 2021, total amortized cost included an allowance for credit losses on AFS investment securities of $2 million.
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $74.57 billion and $80.81 billion as of June 30, 2022 and December 31, 2021, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the second quarter of 2022, $21.23 billion of investment securities previously classified as AFS were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized loss of $1.29 billion. Upon transfer of a debt security from AFS to HTM, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the security. The amortization of amounts retained in AOCI will offset the effect on net interest income of the amortization of the premium or discount resulting from transferring securities at fair value.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of June 30, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,778	$283	$2,062	$38	$8,840	$321
Mortgage-backed securities	9,768	119	278	20	10,046	139
Total U.S. Treasury and federal agencies	16,546	402	2,340	58	18,886	460
Non-U.S. debt securities:
Mortgage-backed securities	1,783	18	41	—	1,824	18
Asset-backed securities	1,637	23	166	2	1,803	25
Non-U.S. sovereign, supranational and non-U.S. agency	12,529	301	1,454	73	13,983	374
Other	1,423	87	637	67	2,060	154
Total non-U.S. debt securities	17,372	429	2,298	142	19,670	571
Asset-backed securities:
Student loans	102	2	16	—	118	2
Collateralized loan obligations	1,902	36	433	7	2,335	43
Non-agency CMBS and RMBS	195	5	—	—	195	5
Other	89	1	—	—	89	1
Total asset-backed securities	2,288	44	449	7	2,737	51
State and political subdivisions	667	6	43	4	710	10
Other U.S. debt securities	763	48	238	22	1,001	70
Total	$37,636	$929	$5,368	$233	$43,004	$1,162
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
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of June 30, 2022. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of June 30, 2022
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,049	$2,039	$7,112	$6,800	$559	$572	$—	$—	$9,720	$9,411
Mortgage-backed securities	56	56	549	548	7,862	7,793	1,942	1,874	10,409	10,271
Total U.S. Treasury and federal agencies	2,105	2,095	7,661	7,348	8,421	8,365	1,942	1,874	20,129	19,682
Non-U.S. debt securities:
Mortgage-backed securities	174	174	388	386	28	27	1,382	1,372	1,972	1,959
Asset-backed securities	265	260	810	801	459	453	367	362	1,901	1,876
Non-U.S. sovereign, supranational and non-U.S. agency	3,345	3,335	9,142	8,800	2,813	2,792	—	—	15,300	14,927
Other	267	266	1,940	1,812	122	103	29	23	2,358	2,204
Total non-U.S. debt securities	4,051	4,035	12,280	11,799	3,422	3,375	1,778	1,757	21,531	20,966
Asset-backed securities:
Student loans	64	65	—	—	—	—	88	85	152	150
Collateralized loan obligations	108	106	485	477	1,197	1,177	588	574	2,378	2,334
Non-agency CMBS and RMBS	—	—	—	—	—	—	200	195	200	195
Other	—	—	90	89	—	—	—	—	90	89
Total asset-backed securities	172	171	575	566	1,197	1,177	876	854	2,820	2,768
State and political subdivisions	175	175	404	401	407	406	56	52	1,042	1,034
Other U.S. debt securities	62	61	997	928	15	15	—	—	1,074	1,004
Total	$6,565	$6,537	$21,917	$21,042	$13,462	$13,338	$4,652	$4,537	$46,596	$45,454
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$400	$400	$10,985	$10,911	$24	$23	$15	$15	$11,424	$11,349
Mortgage-backed securities	157	151	556	540	4,706	4,141	36,241	32,976	41,660	37,808
Total U.S. Treasury and federal agencies	557	551	11,541	11,451	4,730	4,164	36,256	32,991	53,084	49,157
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	546	543	5,303	5,186	594	586	—	—	6,443	6,315
Total non-U.S. debt securities	546	543	5,303	5,186	594	586	—	—	6,443	6,315
Asset-backed securities:
Student loans	332	319	13	13	960	941	3,163	3,072	4,468	4,345
Non-agency CMBS and RMBS	181	188	11	12	—	—	74	86	266	286
Total asset-backed securities	513	507	24	25	960	941	3,237	3,158	4,734	4,631
Total	$1,616	$1,601	$16,868	$16,662	$6,284	$5,691	$39,493	$36,149	$64,261	$60,103
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
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 148 to 149 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of June 30, 2022, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We had no allowance for credit losses on our HTM securities as of June 30, 2022 and December 31, 2021.
Our allowance for credit losses on our AFS securities was approximately $2 million as of both June 30, 2022 and December 31, 2021. In the second quarter of 2022, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the resulting gross pre-tax unrealized losses of $5.35 billion related to 2,050 securities as of June 30, 2022 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, overdrafts and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,363	$12,396
Leveraged loans	2,468	3,106
Overdrafts	2,220	1,796
Other(3)	1,968	2,262
Commercial real estate	2,682	2,554
Total domestic	21,701	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	8,131	7,778
Leveraged loans	1,123	1,328
Overdrafts	2,610	1,312
Total foreign	11,864	10,418
Total loans(2)	33,565	32,532
Allowance for credit losses	(95)	(87)
Loans, net of allowance	$33,470	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8.17 billion private equity capital call finance loans, $6.48 billion loans to real money funds, $4.11 billion collateralized loan obligations in loan form and $1.26 billion loans to business development companies as of June 30, 2022, compared to $9.15 billion private equity capital call finance loans, $6.40 billion loans to real money funds, $2.91 billion collateralized loan obligations in loan form and $1.39 billion loans to business development companies as of December 31, 2021.
(3) Includes $1.53 billion securities finance loans, $420 million loans to municipalities and $21 million other loans as of June 30, 2022 and $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2022 and December 31, 2021, the loans pledged as collateral totaled $10.92 billion and $10.08 billion, respectively.
As of both June 30, 2022 and December 31, 2021, we had no loans on non-accrual status.
We sold $1.63 billion of loans in the second quarter of 2022, of which $155 million remained unsettled and was held for sale as of June 30, 2022.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the second quarter of 2022.
Allowance for Credit Losses
We recognize an allowance for credit losses in accordance with ASC 326 for certain on-balance sheet credit exposures, including financial assets held at amortized cost and off-balance sheet commitments. The allowance for credit losses is reviewed on a regular basis, and any provision for credit losses is recorded to reflect the amount necessary to maintain the allowance for expected credit losses at a level which represents what management does not expect to recover due to expected credit losses. For additional discussion on the allowance for credit losses for investment securities, please refer to Note 3, to the consolidated financial statements in this Form 10-Q.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of June 30, 2022, we had 5 loans for $130 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $7 million as of June 30, 2022 on these loans.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods.
We estimate credit losses over the contractual life of the financial asset, while factoring in prepayment activity, where supported by data, over a 3 year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three year horizon (or less depending on contractual maturity) and then revert linearly over a two year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
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
For additional information on the allowance for credit losses, refer to pages 149 to 154 in Note 4 to the consolidated financial statements included under item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of June 30, 2022.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 86% of our loans were rated as investment grade as of June 30, 2022 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 12% of our loans as of June 30, 2022, and are concentrated in leveraged loans. Approximately 96% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of June 30, 2022.
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
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

June 30, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$26,549	$2,373	$28,922
Speculative	3,851	220	4,071
Special mention	162	89	251
Substandard	166	—	166
Total(1)(2)	$30,728	$2,682	$33,410

December 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,974	$2,222	$27,196
Speculative	4,714	270	4,984
Special mention	118	62	180
Substandard	164	—	164
Total(1)(2)	$29,970	$2,554	$32,524

(1) Loans Include $4.83 billion and $3.11 billion of overdrafts as of June 30, 2022 and December 31, 2021, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of June 30, 2022, $4.47 billion overdrafts were investment grade, $356 million overdrafts were speculative and $2 million were substandard.
(2) Total does not include $155 million and $8 million of loans classified as held-for-sale as of June 30, 2022 and December 31, 2021, respectively.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of June 30, 2022. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,297	$185	$95	$341	$—	$12	$13,197	$16,127
Speculative	129	849	192	486	340	150	363	2,509
Special mention	—	39	—	96	—	27	—	162
Substandard	2	—	5	70	45	6	—	128
Total commercial and financing	$2,428	$1,073	$292	$993	$385	$195	$13,560	$18,926
Commercial real estate:
Risk Rating:
Investment grade	$134	$612	$100	397	$657	$473	$—	$2,373
Speculative	—	—	49	124	19	28	—	220
Special mention	—	—	—	49	40	—	—	89
Total commercial real estate	$134	$612	$149	$570	$716	$501	$—	$2,682
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,505	$2,783	$—	$—	$—	$—	$4,134	$10,422
Speculative	350	513	122	180	99	65	13	1,342
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	38	—	—	38
Total commercial and financing	$3,855	$3,296	$122	$180	$137	$65	$4,147	$11,802

Total loans(2)	$6,417	$4,981	$563	$1,743	$1,238	$761	$17,707	$33,410

(1) Any reserve associated with accrued interest is not material. As of June 30, 2022, accrued interest receivable of $91 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $155 million of loans classified as held-for-sale as of June 30, 2022.

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2021:

(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,988	$59	$347	$2	$37	$—	$13,591	$16,024
Speculative	1,096	351	706	425	350	7	343	3,278
Special mention	—	—	70	29	19	—	—	118
Substandard	—	5	71	56	8	—	—	140
Total commercial and financing	$3,084	$415	$1,194	$512	$414	$7	$13,934	$19,560
Commercial real estate:
Risk Rating:
Investment grade	$580	$129	$383	$657	$276	$197	$—	$2,222
Speculative	24	49	149	20	—	28	—	270
Special mention	—	—	22	40	—	—	—	62
Total commercial real estate	$604	$178	$554	$717	$276	$225	$—	$2,554
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,087	$—	$—	$—	$—	$—	$4,863	$8,950
Speculative	561	201	264	204	120	31	55	1,436
Substandard	—	—	—	24	—	—	—	24
Total commercial and financing	$4,648	$201	$264	$228	$120	$31	$4,918	$10,410

Total loans(2)	$8,336	$794	$2,012	$1,457	$810	$263	$18,852	$32,524

(1) Any reserve associated with accrued interest is not material. As of December 31, 2021, accrued interest receivable of $86 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $8 million of loans classified as held-for-sale as of December 31, 2021.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended June 30, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$11	$14	$2	$19	$—	$107
Charge-offs	(3)	—	—	—	—	—	(3)
Provision	11	(1)	2	—	(2)	—	10
Ending balance	$69	$10	$16	$2	$17	$—	$114

(1) Includes $9 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Six Months Ended June 30, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$12	$14	$2	$19	$—	$108
Charge-offs	(4)	—	—	—	—	—	(4)
Provision	12	(2)	2	—	(2)	—	10
Ending balance	$69	$10	$16	$2	$17	$—	$114

(1) Includes $9 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$92	$12	$14	$2	$15	$—	$135
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	(19)	—	—	—	4	—	(15)
Foreign currency translation	2	—	—	—	—	—	2
Ending balance	$74	$12	$14	$2	$19	$—	$121

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.

	Six Months Ended June 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs(1)	(1)	—	—	—	—	—	(1)
Provision	(20)	(5)	6	(1)	(3)	(1)	(24)
Foreign currency translation	(2)	—	—	—	—	—	(2)
Ending balance	$74	$12	$14	$2	$19	$—	$121

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $2 million on other loans.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. In the second quarter of 2022, we recorded a $10 million provision for credit losses, reflecting a downward shift in management's economic outlook, partially offset by a decrease in expected losses related to leveraged loans within our portfolio. In the second quarter of 2021, we reduced the allowance for credit losses by $14 million, principally through a $15 million reserve release in the provision for credit losses. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2020	$7,413	$270	$7,683
Acquisitions(1)	66	—	66
Divestitures(2)	(17)	—	(17)
Foreign currency translation	(108)	(3)	(111)
Ending balance December 31, 2021	$7,354	$267	$7,621
Acquisitions	3	—	3
Foreign currency translation	(155)	(4)	(159)
Ending balance June 30, 2022	$7,202	$263	$7,465

(1) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc. in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
(2) In the second quarter of 2021, we sold a majority share of our WMS business.
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2020	$1,733	$94	$1,827
Acquisitions(1)	264	—	264
Amortization	(221)	(24)	(245)
Foreign currency translation	(30)	—	(30)
Ending balance December 31, 2021	1,746	70	1,816
Acquisitions	—	—	—
Amortization	(110)	(11)	(121)
Foreign currency translation	(41)	—	(41)
Ending balance June 30, 2022	$1,595	$59	$1,654

(1) Investment Servicing includes our acquisitions of the depositary bank and fund administrator activities of Fideuram Bank Luxembourg, a subsidiary of Intesa Sanpaolo, in the first quarter of 2021, with a total purchase price of approximately EUR 220 million or approximately $258 million, and our acquisition of Mercatus, Inc. in the third quarter of 2021, with a total purchase price of approximately $88 million. We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,710	$(1,535)	$1,175
Technology	401	(159)	242
Core deposits	679	(457)	222
Other	89	(74)	15
Total	$3,879	$(2,225)	$1,654

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,786	$(1,497)	$1,289
Technology	403	(142)	261
Core deposits	696	(451)	245
Other	96	(75)	21
Total	$3,981	$(2,165)	$1,816
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Securities borrowed(1)	$18,194	$22,300
Derivative instruments, net	9,476	4,108
Bank-owned life insurance	3,605	3,554
Investments in joint ventures and other unconsolidated entities (2)	3,256	3,162
Collateral, net	1,691	1,011
Receivable for securities settlement	1,083	213
Deferred tax assets, net of valuation allowance(3)	1,027	254
Prepaid expenses	705	612
Right-of-use assets	501	542
Accounts receivable	464	236
Income taxes receivable	326	317
Deposits with clearing organizations	62	62
Other(4)	1,080	1,244
Total	$41,470	$37,615

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $177 million and $109 million as of June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022, there were no upward adjustments resulting from observable prices changes were recognized in other fee revenue related to such equity securities
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $677 million and $544 million as of June 30, 2022 and December 31, 2021, respectively.
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 158 to 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 159 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets, liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2022, is approximately $156 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$4,783	$9,604
Foreign exchange contracts:
Forward, swap and spot	2,190,465	2,569,449
Options purchased	1,255	328
Options written	874	210
Futures	1,662	2,359
Other:
Stable value contracts(1)	33,121	32,868
Deferred value awards(2)	382	308
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	24,066	15,100
Foreign exchange contracts:
Forward and swap	7,826	6,700

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 158 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$23,415	$15,216	$23,031	$15,790
Other derivative contracts	—	—	272	301
Total	$23,415	$15,216	$23,303	$16,091

Derivatives designated as hedging instruments:
Foreign exchange contracts	$218	$59	$5	$35
Interest rate contracts	11	2	—	—
Total	$229	$61	$5	$35

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$230	$188	$469	$431
Foreign exchange contracts	Interest expense	3	16	16	37
Interest rate contracts	Foreign exchange trading services revenue	(6)	1	—	1
Other derivative contracts	Compensation and employee benefits	(10)	(45)	(64)	(123)
Total		$217	$160	$421	$346

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$10,271	$(403)	$436
Available-for-sale securities(2)(3)	11,289	(360)	14

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,026	$(64)	$514
Available-for-sale securities	3,551	—	24

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the prepayable financial assets designated in last-of-layer hedging relationships (hedged item is the last layer of a closed portfolio of prepayable financial assets expected to remain outstanding at the end of the hedging relationship). At June 30, 2022 and December 31, 2021, the amortized cost of the closed portfolios used in these hedging relationships was $221 million and zero, respectively, of which $68 million and zero, respectively, was designated in the last-of-layer hedging relationship. At June 30, 2022 and December 31, 2021 the cumulative adjustment associated with these hedging relationships was ($1) million and zero, respectively.
(3) Carrying amount represents amortized cost.
As of June 30, 2022 and December 31, 2021, the total notional amount of the interest rate swaps of fair value hedges was $17.07 billion and $6.95 billion, respectively.

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2022	2021			2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$148	$(23)	Available-for-sale securities(1)	Net interest income	$(149)	$21
Interest rate contracts	Net interest income	(96)	(7)	Long-term debt	Net interest income	96	7
Total		$52	$(30)			$(53)	$28

		Six Months Ended June 30,				Six Months Ended June 30,
		2022	2021			2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$358	(6)	Available-for-sale securities(2)	Net interest income	$(360)	$5
Interest rate contracts	Net interest income	(339)	(19)	Long-term debt	Net interest income	339	18
Total		$19	$(25)			$(21)	$23

(1) In the three months ended June 30, 2022, approximately $113 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $16 million of net unrealized losses in the same period in 2021.
(2) In the six months ended June 30, 2022, approximately $270 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $4 million of net unrealized losses in the same period in 2021.
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2022	2021
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(92)	$10	Net interest income	$6	$22
Foreign exchange contracts	129	7	Net interest income	3	3
Total derivatives designated as cash flow hedges	$37	$17		$9	$25

Derivatives designated as net investment hedges:
Foreign exchange contracts	$264	$(24)	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	264	(24)		—	—
Total	$301	$(7)		$9	$25

	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(383)	$(6)	Net interest income	$25	$40
Foreign exchange contracts	176	$43	Net interest income	6	6
Total derivatives designated as cash flow hedges	$(207)	$37		$31	$46

Derivatives designated as net investment hedges:
Foreign exchange contracts	$328	$111	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	328	111		—	—

Total	$121	$148		$31	$46

(1) As of June 30, 2022, the maximum maturity date of the underlying hedged items is approximately 4.3 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of June 30, 2022 totaled approximately $5.63 billion, against which we provided $4.79 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of June 30, 2022, the maximum additional collateral we would be required to post to our counterparties is approximately $0.84 billion.
State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 162 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
As of June 30, 2022 and December 31, 2021, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $3.71 billion and $1.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged for both was nil.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$23,633	$(12,441)	$11,192	$—	$11,192
Interest rate contracts(6)	11	—	11	—	11
Cash collateral and securities netting	NA	(1,727)	(1,727)	(1,034)	(2,761)
Total derivatives	23,644	(14,168)	9,476	(1,034)	8,442
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	100,778	(77,381)	23,397	(22,608)	789
Total derivatives and other financial instruments	$124,422	$(91,549)	$32,873	$(23,642)	$9,231

Assets:	December 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,185	$(9,113)	$6,072	$—	$6,072
Interest rate contracts(6)	2	—	2	—	2
Cash collateral and securities netting	NA	(1,966)	(1,966)	(723)	(2,689)
Total derivatives	15,187	(11,079)	4,108	(723)	3,385
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	102,375	(77,063)	25,312	(25,096)	216
Total derivatives and other financial instruments	$117,562	$(88,142)	$29,420	$(25,819)	$3,601

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
(7) Included in the $23.40 billion as of June 30, 2022 were $5.20 billion of resale agreements and $18.20 billion of collateral provided related to securities borrowing. Included in the $25.31 billion as of December 31, 2021 were $3.01 billion of resale agreements and $22.30 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$23,036	$(12,441)	$10,595	$—	$10,595
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	272	—	272	—	272
Cash collateral and securities netting	NA	(4,659)	(4,659)	(1,865)	(6,524)
Total derivatives	23,308	(17,100)	6,208	(1,865)	4,343
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	80,081	(77,381)	2,700	(1,782)	918
Total derivatives and other financial instruments	$103,389	$(94,481)	$8,908	$(3,647)	$5,261

Liabilities:	December 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,825	$(9,113)	$6,712	$—	$6,712
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	301	—	301	—	301
Cash collateral and securities netting	NA	(1,282)	(1,282)	(989)	(2,271)
Total derivatives	16,126	(10,395)	5,731	(989)	4,742
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	82,674	(77,063)	5,611	(4,066)	1,545
Total derivatives and other financial instruments	$98,800	$(87,458)	$11,342	$(5,055)	$6,287

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
(7) Included in the $2.70 billion as of June 30, 2022 were $0.95 billion of repurchase agreements and $1.75 billion of collateral received related to securities lending transactions. Included in the $5.61 billion as of December 31, 2021 were $1.57 billion of repurchase agreements and $4.04 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of June 30, 2022					As of December 31, 2021
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$75,758	$—	$—	$—	$75,758	$75,266	$—	$—	$—	$75,266
Total	75,758	—	—	—	75,758	75,266	—	—	—	75,266
Securities lending transactions:
US Treasury and agency securities	3	—	—	—	3	—	—	—	—	—
Corporate debt securities	46	—	5	—	51	92	—	—	—	92
Equity securities	3,502	33	25	708	4,268	5,964	24	11	1,316	7,315
Other(1)	1	—	—	—	1	1	—	—	—	1
Total	3,552	33	30	708	4,323	6,057	24	11	1,316	7,408
Gross amount of recognized liabilities for repurchase agreements and securities lending	$79,310	$33	$30	$708	$80,081	$81,323	$24	$11	$1,316	$82,674

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Commitments:
Unfunded credit facilities	$32,939	$33,026
Guarantees(1):
Indemnified securities financing	$345,237	$385,740
Standby letters of credit	2,542	3,237

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 78% of our unfunded commitments to extend credit expire within one year as of June 30, 2022, compared to approximately 76% as of December 31, 2021.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 165 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2022	December 31, 2021
Fair value of indemnified securities financing	$345,237	$385,740
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	361,380	404,121
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	64,181	61,560
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	69,168	67,014
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2022 and December 31, 2021, we had approximately $18.20 billion and $22.30 billion, respectively, of collateral provided and approximately $1.75 billion and $4.04 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of June 30, 2022, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $15 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2022, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $50 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Invoicing Matter
In 2015, we determined that we had incorrectly invoiced clients for certain expenses. We have reimbursed most of our affected customers for those expenses, and we have implemented enhancements to our billing processes. In connection with our enhancements to our billing processes, we continue to review historical billing practices and may from time to time identify additional remediation. In 2017, we identified an additional area of incorrect expense billing associated with mailing services in our retirement services business. We currently expect the cumulative total of our payments to customers for these invoicing errors, including the error in the retirement services business, to be at least $350 million, all of which has been paid or is accrued. However, we may identify additional remediation costs.
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
State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $232 million and $252 million as of June 30, 2022 and December 31, 2021, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of June 30, 2022 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 168 to 169 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2021 Form 10-K.
Interests in Investment Funds
As of both June 30, 2022 and December 31, 2021, we had no consolidated funds. As of both June 30, 2022 and December 31, 2021, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $15 million and $17 million as of June 30, 2022 and December 31, 2021, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of June 30, 2022 and December 31, 2021, our potential maximum loss exposure related to these unconsolidated entities totaled $1.68 billion and $1.69 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2022:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 5.426% effective June 15, 2022	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	1,130	11.30	3	966	9.66	2
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,813	28.13	14	2,813	28.13	14
Total			$35			$34

	Six Months Ended June 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$2,950	$0.74	$22	$2,950	$0.74	$22
Series F	2,080	20.80	5	1,919	19.19	9
Series G	2,676	0.66	14	2,676	0.66	14
Series H	2,813	28.13	14	2,813	28.13	14
Total			$55			$59

In July 2022, we declared dividends on our series D, F and G preferred stock of approximately $1,475, $1,387 and $1,338, respectively, per share, or approximately $0.37, $13.87 and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $3 million and $7 million on our series D, F and G preferred stock, respectively, which will be paid in September 2022.
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not purchase any common stock during the last half of 2021, as well as during the first half of 2022. In June 2022, we announced our intention to resume our common share repurchases during the fourth quarter of 2022 in an amount reflecting interest rate levels and market conditions at that time. Additionally, in July 2022, we declared third quarter common stock dividends of $0.63 per share, representing a 10% increase on a per share basis from both the third quarter 2021 and second quarter of 2022.
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

State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.57	$210	$0.52	$179

	Six Months Ended June 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.14	$419	$1.04	$361

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2021
Net unrealized gains (losses) on cash flow hedges	$(235)	$53
Net unrealized gains (losses) on available-for-sale securities portfolio	(2,954)	467
Net unrealized gains (losses) related to reclassified available-for-sale securities	860	(46)
Net unrealized gains (losses) on available-for-sale securities	(2,094)	421
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges	253	(37)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	396	(93)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	(2)
Net unrealized (losses) on retirement plans	(115)	(168)
Foreign currency translation	(1,891)	(596)
Total	$(3,687)	$(422)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(2)	$(48)	$68	$(2)	$(130)	$(1,019)	$(1,133)
Other comprehensive income (loss) before reclassifications	(211)	(1,793)	328	1	(2)	(872)	(2,549)
Amounts reclassified into (out of) accumulated other comprehensive loss	(22)	—	—	—	17	—	(5)
Other comprehensive income (loss)	(233)	(1,793)	328	1	15	(872)	(2,554)
Balance as of June 30, 2022	$(235)	$(1,841)	$396	$(1)	$(115)	$(1,891)	$(3,687)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	29	(464)	111	—	—	(262)	(586)
Amounts reclassified into (out of) accumulated other comprehensive loss	(33)	—	—	—	10	—	(23)
Other comprehensive income (loss)	(4)	(464)	111	—	10	(262)	(609)
Balance as of June 30, 2021	$53	$384	$(93)	$(2)	$(168)	$(596)	$(422)

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2022	2021
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $3 and $7, respectively	$(6)	$(18)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and $1, respectively	2	2	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$(4)	$(16)

	Six Months Ended June 30,
	2022	2021
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $9 and $13, respectively	$(22)	$(33)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $7 and $4, respectively	17	10	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$(5)	$(23)
State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 171 to 172 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
As of June 30, 2022, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of June 30, 2022, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2022 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches June 30, 2022	Basel III Standardized Approach June 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,261	$11,261	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			26,115	26,115	25,238	25,238	17,025	17,025	15,700	15,700
Accumulated other comprehensive income (loss)			(3,687)	(3,687)	(1,133)	(1,133)	(3,410)	(3,410)	(926)	(926)
Treasury stock, at cost			(9,898)	(9,898)	(10,009)	(10,009)	—	—	—	—
Total			23,791	23,791	25,387	25,387	26,648	26,648	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,628)	(8,628)	(8,935)	(8,935)	(8,370)	(8,370)	(8,667)	(8,667)
Other adjustments(1)			(281)	(281)	(505)	(505)	(104)	(104)	(309)	(309)
Common equity tier 1 capital			14,882	14,882	15,947	15,947	18,174	18,174	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,858	16,858	17,923	17,923	18,174	18,174	18,845	18,845
Qualifying subordinated long-term debt			1,381	1,381	1,588	1,588	545	545	752	752
Allowance for credit losses			—	113	—	108	—	113	—	108
Total capital			$18,239	$18,352	$19,511	$19,619	$18,719	$18,832	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$63,259	$113,566	$63,735	$109,554	$56,041	$110,950	$57,405	$106,405
Operational risk(3)			45,350	NA	45,550	NA	42,700	NA	42,813	NA
Market risk			1,838	1,838	2,113	2,113	1,838	1,838	2,113	2,113
Total risk-weighted assets			$110,447	$115,404	$111,398	$111,667	$100,579	$112,788	$102,331	$108,518

Adjusted quarterly average assets			$282,526	$282,526	$293,567	$293,567	$279,665	$279,665	$290,403	$290,403

Capital Ratios:	2022 Minimum Requirements(4)	2021 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.5%	12.9%	14.3%	14.3%	18.1%	16.1%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.3	14.6	16.1	16.1	18.1	16.1	18.4	17.4
Total capital	11.5	11.5	16.5	15.9	17.5	17.6	18.6	16.7	19.2	18.2
Tier 1 leverage	4.0	4.0	6.0	6.0	6.1	6.1	6.5	6.5	6.5	6.5

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
NA Not applicable
State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest income:
Interest-bearing deposits with banks	$70	$(4)	$79	$(13)
Investment securities:
Investment securities available-for-sale	122	145	276	285
Investment securities held-to-maturity	230	163	401	343
Investment securities purchased under money market liquidity facility	—	—	—	4
Total investment securities	352	308	677	632
Securities purchased under resale agreements	38	3	48	13
Loans	199	157	371	298
Other interest-earning assets	45	3	50	8
Total interest income	704	467	1,225	938
Interest expense:
Interest-bearing deposits	23	(65)	(40)	(134)
Short-term borrowings under money market liquidity facility	—	—	—	4
Securities sold under repurchase agreements	3	—	3	—
Other short-term borrowings	1	1	1	1
Long-term debt	72	54	137	114
Other interest-bearing liabilities	21	10	31	19
Total interest expense	120	—	132	4
Net interest income	$584	$467	$1,093	$934
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Professional services	$84	$75	$181	$155
Sales advertising public relations	22	16	41	33
Regulatory fees and assessments	20	19	40	37
Securities processing	12	2	20	14
Bank operations	9	2	13	4
Insurance	2	3	6	6
Donations	7	—	13
Other	106	82	191	172
Total other expenses	$262	$199	$505	$421
Acquisition Costs
We recorded approximately $12 million and $21 million of acquisition costs in the three and six months ended June 30, 2022, respectively, related to our proposed acquisition of the BBH Investor Services business, compared to $11 million and $22 million of acquisition costs in the same periods of 2021, respectively, related to CRD.
State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2020	$190	$6	$—	$196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	—	2	—	2
Payments and Other Adjustments	(9)	(2)	—	(11)
Accrual Balance at March 31, 2021	180	6	—	186
Payments and Other Adjustments	(34)	—	—	(34)
Accrual Balance at June 30, 2021	$146	$6	$—	$152
Accrual Balance at December 31, 2021	$68	$6	$—	$74
Payments and Other Adjustments	(17)	(1)	—	(18)
Accrual Balance at March 31, 2022	51	$5	—	56
Payments and Other Adjustments	(11)	—	—	(11)
Accrual Balance at June 30, 2022	$40	$5	$—	$45
Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to page 179 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income	$747	$763	$1,351	$1,282
Less:
Preferred stock dividends	(35)	(34)	(55)	(64)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)	(1)	(1)
Net income available to common shareholders	$712	$728	$1,295	$1,217
Average common shares outstanding (In thousands):
Basic average common shares	367,375	345,889	366,961	348,303
Effect of dilutive securities: equity-based awards	4,748	5,693	5,119	5,131
Diluted average common shares	372,123	351,582	372,080	353,434
Anti-dilutive securities(2)	1,990	176	741	192
Earnings per common share:
Basic	$1.94	$2.11	$3.53	$3.49
Diluted(3)	1.91	2.07	3.48	3.44

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 173 and 175 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 179 to 181 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent costs incurred that are not allocated to a specific line of business, certain employee costs, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.
State Street Corporation | 95

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Servicing fees	$1,297	$1,394	$—	$—	$—	$—	$1,297	$1,394
Management fees	—	—	490	504	—	—	490	504
Foreign exchange trading services	313	270	18	16	—	—	331	286
Securities finance	102	106	5	3	—	—	107	109
Software and processing fees	188	211	—	—	—	—	188	211
Other fee revenue	(12)	3	(31)	7	—	—	(43)	10
Total fee revenue	1,888	1,984	482	530	—	—	2,370	2,514
Net interest income	588	468	(4)	(1)	—	—	584	467
Total other income	(1)	—	—	—	—	53	(1)	53
Total revenue	2,475	2,452	478	529	—	53	2,953	3,034
Provision for credit losses	10	(15)	—	—	—	—	10	(15)
Total expenses	1,767	1,755	327	346	14	10	2,108	2,111
Income before income tax expense	$698	$712	$151	$183	$(14)	$43	$835	$938
Pre-tax margin	28%	29%	32%	35%			28%	31%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Servicing fees	$2,665	$2,763	$—	$—	$—	$—	$2,665	$2,763
Management fees	—	—	1,010	997	—	—	1,010	997
Foreign exchange trading services	655	603	35	29	—	—	690	632
Securities finance	195	201	8	7	—	—	203	208
Software and processing fees (1)	389	371	—	—	—	—	389	371
Other fee revenue	34	17	(48)	9		—	(14)	26
Total fee revenue	3,938	3,955	1,005	1,042	—	—	4,943	4,997
Net interest income	1,097	941	(4)	(7)	—	—	1,093	934
Total other income	(2)	—	—	—	—	53	(2)	53
Total revenue	5,033	4,896	1,001	1,035	—	53	6,034	5,984
Provision for credit losses	10	(24)	—	—	—	—	10	(24)
Total expenses	3,692	3,634	716	743	27	66	4,435	4,443
Income before income tax expense	$1,331	$1,286	$285	$292	$(27)	$(13)	1,589	$1,565
Pre-tax margin	26%	26%	28%	28%			26%	26%
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 181 to 183 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
State Street Corporation | 96

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$1,297	$—	$1,297	$—	$—	$—	$—	$—	$—	$1,297
Management fees	—	—	—	490	—	490	—	—	—	490
Foreign exchange trading services	90	223	313	18	—	18	—	—	—	331
Securities finance	61	41	102	—	5	5	—	—	—	107
Software and processing fees	138	50	188	—		—	—	—	—	188
Other fee revenue	—	(12)	(12)	—	(31)	(31)	—	—	—	(43)
Total fee revenue	1,586	302	1,888	508	(26)	482	—	—	—	2,370
Net interest income	—	588	588	—	(4)	(4)	—	—	—	584
Total other income	—	(1)	(1)	—	—	—	—	—	—	(1)
Total revenue	$1,586	$889	$2,475	$508	$(30)	$478	$—	$—	$—	$2,953

	Six Months Ended June 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$2,665	$—	$2,665	$—	$—	$—	$—	$—	$—	$2,665
Management fees	—	—	—	1,010	—	1,010	—	—	—	1,010
Foreign exchange trading services	191	464	655	35	—	35	—	—	—	690
Securities finance	115	80	195	—	8	8	—	—	—	203
Software and processing fees	289	100	389	—	—	—	—	—	—	389
Other fee revenue	—	34	34	—	(48)	(48)	—	—	—	(14)
Total fee revenue	3,260	678	3,938	1,045	(40)	1,005	—	—	—	4,943
Net interest income	—	1,097	1,097	—	(4)	(4)	—	—	—	1,093
Total other income	—	(2)	(2)	—	—	—	—	—	—	(2)
Total revenue	$3,260	$1,773	$5,033	$1,045	$(44)	$1,001	$—	$—	$—	$6,034

	Three Months Ended June 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,394	$—	$1,394	$—	$—	$—	$—	$—	$—	$1,394
Management fees	—	—	—	504	—	504	—	—	—	504
Foreign exchange trading services	83	187	270	16	—	16	—	—	—	286
Securities finance	61	45	106	—	3	3	—	—	—	109
Software and processing fees	161	50	211	—	—	—	—	—	—	211
Other fee revenue	—	3	3	—	7	7	—	—	—	10
Total fee revenue	1,699	285	1,984	520	10	530	—	—	—	2,514
Net interest income	—	468	468	—	(1)	(1)	—	—	—	467
Total other income	—	—	—	—	—	—	—	53	53	53
Total revenue	$1,699	$753	$2,452	$520	$9	$529	$—	$53	$53	$3,034

	Six Months Ended June 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$2,763	$—	$2,763	$—	$—	$—	$—	$—	$—	$2,763
Management fees	—	—	—	997	—	997	—	—	—	997
Foreign exchange trading services	178	425	603	29	—	29	—	—	—	632
Securities finance	121	80	201	—	7	7	—	—	—	208
Software and processing fees	271	100	371	—	—	—	—	—	—	371
Other fee revenue	—	17	17	—	9	9	—	—	—	26
Total fee revenue	3,333	622	3,955	1,026	16	1,042	—	—	—	4,997
Net interest income	—	941	941	—	(7)	(7)	—	—	—	934
Total other income	—	—	—	—	—	—	—	53	53	53
Total revenue	$3,333	$1,563	$4,896	$1,026	$9	$1,035	$—	$53	$53	$5,984

State Street Corporation | 97

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of June 30, 2022 and December 31, 2021, net receivables of $2.89 billion and $2.76 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2022			2021
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,336	$1,617	$2,953	$1,325	$1,709	$3,034
Income before income tax expense	407	428	835	396	542	938

	Six Months Ended June 30,
	2022			2021
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$2,715	$3,319	$6,034	$2,670	$3,314	$5,984
Income before income tax expense	772	817	1,589	733	832	1,565

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $93.35 billion and $109.41 billion as of June 30, 2022 and 2021, respectively.
State Street Corporation | 98

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2022, consolidated statements of income, comprehensive income, changes in shareholders' equity for the three- and six-month periods ended June 30, 2022 and 2021, cash flows for the six-month periods ended June 30, 2022 and 2021 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 17, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
July 28, 2022

State Street Corporation | 99

ACRONYMS

ABS	Asset-backed securities	LTD	Long-term debt
AFS	Available-for-sale	MBS	Mortgage-backed securities
AOCI	Accumulated other comprehensive income (loss)	MMLF	Money Market Mutual Fund Liquidity Facility
AUC/A	Assets under custody and/or administration	NII	Net interest income
AUM	Assets under management	NIM	Net interest margin
BBH	Brown Brothers Harriman & Co	OTC	Over-the-counter
bps	Basis points	PCAOB	Public Company Accounting Oversight Board
CCAR	Comprehensive Capital Analysis and Review	RWA(1)	Risk-weighted asset
CRD	Charles River Development	SCB	Stress Capital Buffer
CET1(1)	Common equity tier 1	SEC	Securities and Exchange Commission
CLO	Collateralized Loan Obligation	SLR(1)	Supplementary leverage ratio
CVA	Credit valuation adjustment	SPDR	Spider; Standard and Poor's depository receipt
ETF	Exchange-Traded Fund	SPOE Strategy	Single Point of Entry Strategy
EUR	Euro	SSIF	State Street Intermediate Funding, LLC
FDIC	Federal Deposit Insurance Corporation	TLAC(1)	Total loss-absorbing capacity
FHLB	Federal Home Loan Bank of Boston	UOM	Unit of measure
FICC	Fixed Income Clearing Corporation	USD	U.S. Dollar
FTE	Fully taxable-equivalent	VaR	Value-at-Risk
FX	Foreign exchange
GAAP	Generally accepted accounting principles
GBP	British pound Sterling
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured Depository Institution
LCR(1)	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 100

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

State Street Corporation | 101

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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first half of 2022. In June 2022, we announced our intention to resume our common share repurchases during the fourth quarter of 2022 in an amount reflecting interest rate levels and market conditions at that time. Additionally, in July 2022, we declared third quarter common stock dividends of $0.63 per share, representing a 10% increase on a per share basis from both the third quarter 2021 and second quarter of 2022.
Stock purchases may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction will depend on several factors, including our capital position and financial performance, investment opportunities, market conditions and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
ITEM 5. OTHER INFORMATION
As previously disclosed, effective May 9, 2022, the Board of Directors appointed Louis D. Maiuri to serve as President and head of Investment Services, and Eric W. Aboaf to serve as Vice Chairman. Mr. Maiuri retains his Chief Operating Officer responsibilities, and Mr. Aboaf continues to serve as Chief Financial Officer and has expanded responsibility for State Street’s Global Markets business.
On July 27, 2022, the Board of Directors’ Human Resources Committee increased the 2022 target incentive compensation of Mr. Maiuri and Mr. Aboaf. Mr. Maiuri’s target was increased from $7,300,000 to $8,300,000 and Mr. Aboaf’s target was increased from $6,300,000 to $7,300,000. In addition, the Committee approved an executive security package consisting of a car and driver and other security benefits for Mr. Maiuri. The Committee considers the total target compensation for each executive to be appropriate based on the scope of his recently expanded role and in light of relevant internal and external benchmarks.
State Street Corporation | 102

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.

	10.1†	Francisco Aristeguieta Transition and Separation Agreement dated May 9, 2022

	10.2†	Description of Compensation Arrangements for Non-Employee Directors

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2022 and 2021, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2022 and 2021, (iii) consolidated statement of condition as of June 30, 2022 and December 31, 2021, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2022 and 2021, (v) consolidated statement of cash flows for the six months ended June 30, 2022 and 2021, and (vi) notes to consolidated financial statements.
State Street Corporation | 103

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 28, 2022	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2022	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 104