Form 10-Q
period 2022-09-30
STATE STREET CORP
filed 2022-10-26
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 24, 2022 was 366,940,147.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2022

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $35.69 trillion of AUC/A and $3.27 trillion of AUM as of September 30, 2022.
As of September 30, 2022, we had consolidated total assets of $303.57 billion, consolidated total deposits of $238.24 billion, consolidated total shareholders' equity of $25.65 billion and 41,354 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 124 to 126, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K. We did not change these significant accounting policies in the first nine months of 2022.
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
Terminology such as “anticipate,” "believe", “estimate,” “expect,” “forecast,” “goal,” “guidance,” "intend," “may,” “objective,” “outlook,” “plan,” “priority,” “propose,” “seek,” “strategy” "target," “trend,” and “will,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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
•We have been engaged in ongoing dialogue with U.S. and international banking regulators regarding the prolonged regulatory review process for our proposed acquisition of Brown Brothers Harriman’s Investor Services business. The current regulatory environment for M&A transactions involving G-SIBs is challenging. We have developed with BBH proposed modifications to the transaction, including changes to the operating model and legal entity structure, a reduction to the purchase price and changes to regulatory approvals required to consummate the transaction. We anticipate that a modified transaction would be somewhat more complex and include a delay in timing and amount of deal synergies, resulting in a slower path to accretion. While discussions with regulators on the proposed modified transaction are ongoing, the likelihood of a successful outcome is increasingly uncertain. There can be no assurance that a mutually acceptable modified transaction will be agreed and entered into, or as to the timing or outcome of any regulatory approvals and other closing conditions for a modified transaction. The modifications to the transaction remain subject to review and approval by both BBH’s partners and our Board of Directors. The Sale and Purchase Agreement allows each of State Street and BBH, the right to terminate the transaction upon written notice without a contractual penalty at any time;
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Digital and State Street AlphaSM, and the
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, may take an extended period to implement, involve costs and expose us to increased risk;
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
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions; including, for example, as a result of the ongoing war in Ukraine, actions taken by central banks to address inflationary pressures, challenging conditions in global equity markets, and disruptions in fixed income markets such as those impacting the UK gilts;
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
•In addition to income tax, we are subject to audit or other examination, and litigation or other dispute resolution proceedings, with U.S. and non-U.S. tax authorities regarding
State Street Corporation | 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
non-income-based tax matters. Our interpretations or application of tax laws and regulations, including with respect to withholding, transfer, wage, use, stamp, service and other non-income taxes, could differ from that of the relevant governmental taxing authority, or we may experience timing or other compliance deficiencies in connection with our efforts to comply with applicable tax laws and regulations, which could result in the requirement to pay additional taxes, penalties and/or interest, which could be material; and
•The transition away from LIBOR may result in additional costs and increased risk exposure.
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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,			% Change
(Dollars in millions, except per share amounts)	2022		2021
Total fee revenue	$2,299		$2,504	(8)%
Net interest income	660		487	36
Total other income	—		(1)	nm
Total revenue	2,959		2,990	(1)
Provision for credit losses	—		(2)	nm
Total expenses	2,110		2,116	—
Income before income tax expense	849		876	(3)
Income tax expense	159		162	(2)
Net income	$690		$714	(3)
Adjustments to net income:
Dividends on preferred stock(1)	$(21)		$(21)	—
Earnings allocated to participating securities(2)	—		—	—
Net income available to common shareholders	$669		$693	(3)
Earnings per common share:
Basic	$1.82		$1.99	(9)
Diluted	1.80		1.96	(8)
Average common shares outstanding (in thousands):
Basic	367,789		347,718	6
Diluted	372,418		353,494	5
Cash dividends declared per common share	$.63		$.57	11
Return on average common equity	11.2%		11.6%	(40) bps
Pre-tax margin	28.7		29.3	(60)

	Nine Months Ended September 30,			% Change
(Dollars in millions, except per share amounts)	2022		2021
Total fee revenue	$7,242		$7,501	(3)%
Net interest income	1,753		1,421	23
Total other income	(2)	—	52	nm
Total revenue	8,993		8,974	—
Provision for credit losses	10		(26)	nm
Total expenses	6,545		6,559	—
Income before income tax expense	2,438		2,441	—
Income tax expense	397		445	(11)
Net income	$2,041		$1,996	2
Adjustments to net income:
Dividends on preferred stock(1)	$(76)		$(85)	(11)
Earnings allocated to participating securities(2)	(1)		(1)	—
Net income available to common shareholders	$1,964		$1,910	3
Earnings per common share:
Basic	$5.35		$5.49	(3)
Diluted	5.28		5.40	(2)
Average common shares outstanding (in thousands):
Basic	367,240		348,106	5
Diluted	372,194		353,376	5
Cash dividends declared per common share	$1.77		$1.61	10
Return on average common equity	10.9%		10.8%	10 bps
Pre-tax margin	27.1		27.2	(10)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2022 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2022, compared to the same periods in 2021, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2021 period to the relevant 2022 period results.
Financial Results and Highlights
•Third quarter of 2022 financial performance:
◦Earnings per share of $1.80 in the third quarter of 2022, decreased 8% compared to $1.96 in the same period in 2021.
◦Total fee revenue and total revenue decreased 8% and 1%, respectively, in the third quarter of 2022, compared to the same period in 2021. Currency translation contributed 3% to the decrease in both fee revenue and total revenue in the third quarter of 2022, relative to the same period in 2021.
◦NII increased 36% in the third quarter of 2022, compared to the same period in 2021.
◦In the third quarter of 2022, return on equity of 11.2% decreased from 11.6% in the same period in 2021, primarily due to a decrease in net income available to common shareholders. Pre-tax margin of 28.7% in the third quarter of 2022, decreased from 29.3% in the same period in 2021, primarily due to a decrease in total revenue.
◦Negative operating leverage of 0.7% points in the third quarter of 2022. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦Negative fee operating leverage of 7.9% points in the third quarter of 2022. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
Revenue
•Total revenue decreased 1% in the third quarter of 2022, compared to the same period in 2021, as the decrease in total fee revenue was partially offset by higher NII. Total fee revenue decreased 8% in the third quarter of 2022, compared to the same period in 2021, primarily driven by lower servicing fees, management fees and other fee revenue, partially offset by higher foreign exchange trading services revenue, software and processing fees and securities finance revenue. Currency translation contributed 3% to the decrease in both total revenue and total fee revenue in the third quarter of 2022, relative to the same period in 2021.
•Servicing fee revenue decreased 12% in the third quarter of 2022, compared to the same period in 2021, primarily due to lower average market levels, lower client activity and adjustments, and normal pricing headwinds, partially offset by net new business. Currency translation contributed 3% to the decrease in servicing fee revenue in the third quarter of 2022, relative to the same period in 2021.
•Management fee revenue decreased 10% in the third quarter of 2022, compared to the same period in 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs. Currency translation contributed 3% to the decrease in management fee revenue in the third quarter of 2022, relative to the same period in 2021.
•Foreign exchange trading services revenue increased 14% in the third quarter of 2022, compared to the same period in 2021, primarily reflecting higher FX spreads, partially offset by lower client FX volumes.
•Securities finance revenue increased 4% in the third quarter of 2022, compared to the same period in 2021, reflecting higher spreads, partially offset by lower agency and enhanced custody balances.
•Software and processing fees revenue increased 2% in the third quarter of 2022, compared to the same period in 2021, primarily due to higher front office software and data revenue associated with CRD, partially offset by lower lending fees.
•Other fee revenue decreased $27 million in the third quarter of 2022, compared to the same period in 2021, primarily driven by the absence of fair value adjustments on equity investments and negative market-related adjustments.
•NII increased 36% in the third quarter of 2022, compared to the same period in 2021, primarily due to higher short-term interest rates from U.S. and international central bank rate hikes, partially offset by lower client deposits.
Provision for Credit Losses
•We recorded no provision for credit losses in the third quarter of 2022, compared to a $2 million reserve release in the same period in 2021, as a downward shift in management's economic outlook was offset by a reduction in loan portfolio risk.
Expenses
•Total expenses were flat in the third quarter of 2022, compared to the same period in 2021, as continued productivity and optimization savings were offset by continued business investments and higher wages, marketing and travel costs. Currency translation reduced expenses by 4% in the third quarter of 2022, relative to the same period in 2021.
Notable items
•The impact of notable items in the third quarter of 2022 includes acquisition and restructuring costs of approximately $13 million related to our proposed acquisition of the BBH Investor Services business, which is subject to regulatory review and other closing conditions.
•The impact of notable items in the third quarter of 2021 includes acquisition and restructuring costs of approximately $18 million, of which $11 million related to CRD and $7 million related to our proposed acquisition of the BBH Investor Services business.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
AUC/A and AUM
•AUC/A of $35.69 trillion decreased 18% as of September 30, 2022, compared to September 30, 2021, primarily due to lower market levels, a previously disclosed client transition and the impact of currency translation, partially offset by new business installations. In the third quarter of 2022, newly announced asset servicing mandates totaled approximately $233 billion. Servicing assets remaining to be installed in future periods totaled approximately $3.41 trillion as of September 30, 2022.
•AUM of $3.27 trillion decreased 15% as of September 30, 2022, compared to September 30, 2021, primarily due to lower market levels, institutional net outflows and the impact of currency translation, partially offset by net inflows from our ETFs and cash.
Capital
•We declared common stock dividends of $0.63 per share, totaling $232 million in the third quarter of 2022, compared to $0.57 per share, totaling $209 million in the same period in 2021.
•In July 2021, our Board authorized a share repurchase program for the repurchase of up to $3.0 billion of our common stock through the end of 2022; however, in connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first nine months of 2022. We intend to repurchase approximately $1.0 billion of our common stock in the fourth quarter of 2022 under the existing share repurchase program, expiring December 21, 2022.
•Our standardized CET1 capital ratio decreased to 13.2% as of September 30, 2022, compared to 14.3% as of December 31, 2021, primarily reflecting lower AOCI related to AFS securities, largely recognized in the first half of 2022 driven by the significant increase in interest rates across the yield curve and the implementation of the standardized approach for counterparty credit risk (SA-CCR), partially offset by planned RWA reductions and optimizations. However, we anticipate modest RWA increase over the coming quarters as we efficiently deploy capital to our businesses. Our Tier 1 leverage ratio increased to 6.4% as of September 30, 2022 compared to 6.1% as of December 31, 2021, primarily driven by lower consolidated average assets, partially offset by lower
AOCI. During 2022, we completed a number of actions to mitigate additional AOCI risk in the current environment including a $21.23 billion transfer of securities from AFS to HTM. Given the current global economic environment, we currently expect to operate with CET1 and Tier 1 leverage capital ratios within our target ranges of 10-11% and 5.25-5.75%, respectively.
Debt Issuances and Redemptions
•On August 4, 2022, we issued $750 million aggregate principal amount of 4.164% fixed-to-floating rate senior notes due 2033.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2022, compared to the same periods in 2021, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2022	2021
Fee revenue:
Back office services	$1,126	$1,289	(13)%
Middle office services	93	102	(9)
Servicing fees(1)	1,219	1,391	(12)
Management fees	472	526	(10)
Foreign exchange trading services	319	279	14
Securities finance	110	106	4
Front office software and data	127	116	9
Lending related and other fees	57	64	(11)
Software and processing fees(1)	184	180	2
Other fee revenue(1)	(5)	22	nm
Total fee revenue	2,299	2,504	(8)
Net interest income:
Interest income	1,101	487	nm
Interest expense	441	—	nm
Net interest income	660	487	36
Other income:
Gains (losses) related to investment securities, net	—	(1)	nm
Total other income	—	(1)	nm
Total revenue	$2,959	$2,990	(1)

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2022	2021
Fee revenue:
Back office services	$3,599	$3,845	(6)%
Middle office services	285	309	(8)
Servicing fees(1)	3,884	4,154	(6)
Management fees	1,482	1,523	(3)
Foreign exchange trading services	1,009	911	11
Securities finance	313	314	—
Front office software and data	391	360	9
Lending related and other fees	182	191	(5)
Software and processing fees(1)	573	551	4
Other fee revenue(1)	(19)	48	nm
Total fee revenue	7,242	7,501	(3)
Net interest income:
Interest income	2,326	1,425	63
Interest expense	573	4	nm
Net interest income	1,753	1,421	23
Other income:
Gains (losses) related to investment securities, net	(2)	(1)	nm
Other income	—	53	nm
Total other income	(2)	52	nm
Total revenue	$8,993	$8,974	—

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
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2022 and 2021. Servicing and management fees collectively made up approximately 74% of the total fee revenue in both the three and nine months ended September 30, 2022, compared to 77% and 76% in the three and nine months ended September 30, 2021, respectively.
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
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of September 30, 2022 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of September 30, 2022, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a significantly smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
S&P 500®	3,980	4,422	(10)%	3,890	4,408	(12)%	3,586	4,308	(17)%
MSCI EAFE®	1,848	2,338	(21)	1,813	2,320	(22)	1,661	2,281	(27)
MSCI® Emerging Markets	975	1,295	(25)	955	1,280	(25)	876	1,253	(30)

	Daily Averages of Indices			Month-End Averages of Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
S&P 500®	4,181	4,162	—%	4,127	4,156	(1)%
MSCI EAFE®	2,018	2,283	(12)	1,993	2,263	(12)
MSCI® Emerging Markets	1,071	1,336	(20)	1,060	1,325	(20)

c
(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2022	2021	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,011	2,355	(15)%
Barclays Capital Global Aggregate Bond Index®	427	536	(20)

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2022	2021
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(194.0)	$149.8
Money Market	(24.4)	15.2
Exchange-Traded Fund	109.9	77.1
Total Flows	$(108.5)	$242.1

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$(88.7)	$192.1
Money Market	11.5	(4.3)
Exchange-Traded Fund	(2.9)	36.8
Total Flows	$(80.1)	$224.6

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
(3) The third quarter of 2022 data for North America (U.S. domiciled) includes Morningstar direct actuals for July and August 2022 and Morningstar direct estimates for September 2022.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in Europe, Middle East, and Africa are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The third quarter of 2022 data for Europe is on a rolling three month basis for June 2022 through August 2022, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2021, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% on average with a range of 0% to 3% annually and approximately 1% and 0% in 2021 and 2020, respectively.
Gross new investment servicing mandates were $233 billion in the third quarter of 2022 and $1.8 trillion per year on average over the past five years. Over the five years ended December 31, 2021, gross new annual investment servicing mandates ranged from $750 billion to $3.5 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $3.41 trillion that are yet to be installed as of September 30, 2022, we expect the conversion will occur over the coming 36 months.
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
Servicing fees, as presented in Table 2: Total Revenue, decreased 12% and 6% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower average market levels, lower client activity and adjustments and normal pricing headwinds, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in both the three and nine months ended September 30, 2022, relative to the same periods in 2021.
Servicing fees generated outside the U.S. were approximately 45% and 46% of total servicing fees in the three and nine months ended September 30, 2022, respectively, compared to approximately 48% in both the three and nine months ended September 30, 2021.

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
Collective funds, including ETFs	$11,649	$15,722	$15,159
Mutual funds	9,289	11,575	11,505
Pension products	7,669	8,443	8,497
Insurance and other products	7,081	7,938	8,176
Total	$35,688	$43,678	$43,337

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
Equities	$19,889	$25,974	$25,350
Fixed-income	10,150	12,587	12,808
Short-term and other investments	5,649	5,117	5,179
Total	$35,688	$43,678	$43,337

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
Americas	$26,051	$32,427	$31,934
Europe/Middle East/Africa	6,990	8,599	8,748
Asia/Pacific	2,647	2,652	2,655
Total	$35,688	$43,678	$43,337

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset servicing mandates newly announced in the third quarter of 2022 totaled approximately $233 billion. Servicing assets remaining to be installed in future periods totaled approximately $3.41 trillion as of September 30, 2022, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
As a result of a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition began in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2021, the fee revenue associated with the transitioning assets represented approximately 1.9% of our total 2021 fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
Management Fee Revenue
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and Undertakings for Collective Investments in Transferable Securities, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. From the second half of 2020 through the first quarter of 2022, we were in a prolonged low-interest rate environment, and waived certain fees for our clients for money market products. Following the Federal Reserve rate hikes in March and September 2022, money market fee waivers did not have a significant impact on our management fee revenue in the second and third quarters of 2022, and we do not expect them to materially impact the fourth quarter of 2022.
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

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In light of the above, we estimate, using relevant information as of September 30, 2022, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
Management fees decreased 10% and 3% in the three and nine months ended September 30, 2022, respectively, compared to same periods in 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs. Currency translation decreased management fees by 3% and 2% in the three and nine months ended September 30, 2022, respectively, relative to the same periods in 2021.
Management fees generated outside the U.S. were approximately 25% and 26% of total management fees in the three and nine months ended September 30, 2022, respectively, compared to approximately 26% in both the three and nine months ended September 30, 2021.

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
Equity:
Active	$53	$80	$79
Passive	1,890	2,594	2,361
Total equity	1,943	2,674	2,440
Fixed-income:
Active	79	103	101
Passive	439	520	509
Total fixed-income	518	623	610
Cash(1)	410	368	367
Multi-asset-class solutions:
Active	25	34	35
Passive	167	188	174
Total multi-asset-class solutions	192	222	209
Alternative investments(2):
Active	35	56	58
Passive	167	195	178
Total alternative investments	202	251	236
Total	$3,265	$4,138	$3,862

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
Alternative Investments(2)	$63	$72	$69
Equity	734	970	849
Multi Asset	1	1	1
Fixed-Income	121	135	131
Total Exchange-Traded Funds	$919	$1,178	$1,050

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2022	December 31, 2021	September 30, 2021
North America	$2,396	$2,931	$2,732
Europe/Middle East/Africa	474	592	558
Asia/Pacific	395	615	572
Total	$3,265	$4,138	$3,862

(1) Geographic mix is based on client location or fund management location.

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(35)	26	(1)	1	1	(8)
Exchange-traded fund flows, net	21	9	—	—	(7)	23
Cash fund flows, net	—	—	24	—	—	24
Total flows, net	(14)	35	23	1	(6)	39
Market appreciation (depreciation)	148	(24)	—	3	(11)	116
Foreign exchange impact	(23)	(6)	—	(1)	(1)	(31)
Total market/foreign exchange impact	125	(30)	—	2	(12)	85
Balance as of March 31, 2021	2,282	554	372	189	194	3,591
Long-term institutional flows, net(4)	13	37	—	7	(2)	55
Exchange-traded fund flows, net	15	5	—	—	1	21
Cash fund flows, net	—	—	7	—	—	7
Total flows, net	28	42	7	7	(1)	83
Market appreciation (depreciation)	152	14	2	11	45	224
Foreign exchange impact	(1)	—	—	—	—	(1)
Total market/foreign exchange impact	151	14	2	11	45	223
Balance as of June 30, 2021	$2,461	$610	$381	$207	$238	$3,897
Long-term institutional flows, net(4)	(10)	—	—	4	—	(6)
Exchange-traded fund flows, net	12	4	—	—	(3)	13
Cash fund flows, net	—	—	(12)	—	—	(12)
Total flows, net	2	4	(12)	4	(3)	(5)
Market appreciation (depreciation)	(13)	(1)	(1)	(1)	4	(12)
Foreign exchange impact	(10)	(3)	(1)	(1)	(3)	(18)
Total market/foreign exchange impact	(23)	(4)	(2)	(2)	1	(30)
Balance as of September 30, 2021	$2,440	$610	$367	$209	$236	$3,862
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(4)	(25)	11	4	11	13	14
Exchange-traded fund flows, net	4	5	—	—	8	17
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	(21)	16	24	11	21	51
Market appreciation (depreciation)	(113)	(34)	1	(3)	(4)	(153)
Foreign exchange impact	(10)	(4)	—	(1)	1	(14)
Total market/foreign exchange impact	(123)	(38)	1	(4)	(3)	(167)
Balance as of March 31, 2022	2,530	601	393	229	269	4,022
Long-term institutional flows, net(4)	(52)	(10)	(3)	2	(6)	(69)
Exchange-traded fund flows, net	(12)	5	—	—	(1)	(8)
Cash fund flows, net	—	—	15	—	—	15
Total flows, net	(64)	(5)	12	2	(7)	(62)
Market appreciation (depreciation)	(337)	(33)	—	(26)	(21)	(417)
Foreign exchange impact	(43)	(13)	(2)	(3)	(7)	(68)
Total market/foreign exchange impact	(380)	(46)	(2)	(29)	(28)	(485)
Balance as of June 30, 2022	$2,086	$550	$403	$202	$234	$3,475
Long-term institutional flows, net(4)	(2)	6	—	3	(7)	—
Exchange-traded fund flows, net	(9)	2	—	—	(7)	(14)
Cash fund flows, net	—	—	5	—	—	5
Total flows, net	(11)	8	5	3	(14)	(9)
Market appreciation (depreciation)	(104)	(32)	4	(11)	(12)	(155)
Foreign exchange impact	(28)	(8)	(2)	(2)	(6)	(46)
Total market/foreign exchange impact	(132)	(40)	2	(13)	(18)	(201)
Balance as of September 30, 2022	$1,943	$518	$410	$192	$202	$3,265

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
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 14% and 11% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher FX spreads, partially offset by lower client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 65% and 35%, respectively, of foreign exchange trading services revenue in the third quarter of 2022, compared to 66% and 34%, respectively, in the same period in 2021. The impact of gross money market fund fee waivers on foreign exchange trading services was $1 million and $12 million in the three and nine months ended September 30, 2022, respectively, compared to $15 million and $38 million in the same periods in 2021, respectively. This represents a reduction in revenue on the Fund Connect platform due to the impact of fee waivers by participating money market funds, including State Street Global Advisors funds.
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
Securities finance revenue, as presented in Table 2: Total Revenue, increased 4% in the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by higher spreads, partially offset by lower agency and enhanced custody balances. Securities finance revenue, as presented in Table 2: Total Revenue, was flat in the nine months ended September 30, 2022, compared to the same period in 2021, as higher spreads were offset by lower agency and enhanced custody balances.
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
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 2% in the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by higher front office software and data revenue associated with CRD, partially offset by lower lending related and other fees. Software and processing fees revenue increased 4% in the nine months ended September 30, 2022, compared to the same period in 2021, primarily driven by higher front office software and data revenue associated with CRD, partially offset by lower lending related and other fees.
Front office software and data revenue, which includes primarily revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 9% in the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by higher software-enabled revenue related to new client implementations and continued SaaS client conversions. Front office software and data revenue increased 9% in the nine months ended September 30, 2022, compared to the same period in 2021, primarily driven by higher software-enabled and professional services revenue, partially offset by lower on-premises renewals. Revenue related to the front office solutions provided by CRD is primarily driven by the sale of term software licenses and SaaS, including professional services such as consulting and implementation services, software support and maintenance. Approximately 50%-70% of revenue associated with a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of revenue for on-premise installations is recognized over the length of the contract as maintenance and other services are provided. Upon renewal of an on-premises software contract, the same pattern of revenue recognition is followed with 50%-70% recognized upon renewal and the remaining balance recognized over the term of the contract. Revenue for a SaaS related arrangement, where the customer does not take possession of the software, is recognized over the term of the contract as services are provided. Upon renewal of a SaaS arrangement, revenue continues to be recognized as services are provided under the new contract. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
Lending related and other fees, which decreased 11% and 5% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with certain tax-advantaged investments and other equity method investments.
Other fee revenue decreased $27 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by the absence of fair value adjustments on equity
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
investments of $17 million, and market-related adjustments which negatively impacted other fee revenue by $9 million compared to the same period in 2021.
Other fee revenue decreased $67 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily driven by market-related adjustments which negatively impacted other fee revenue by approximately $64 million compared to the same period in 2021, partially offset by larger fair value adjustments on equity investments of $27 million compared to the same period in 2021.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
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
NII on an FTE basis increased in the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher short-term interest rates from U.S. and international central bank rate hikes, partially offset by lower client deposits.
Investment securities net purchase premium amortization, which is included in interest income, was $46 million and $199 million for the three and nine months ended September 30, 2022, respectively, compared to $128 million and $454 million in the same periods in 2021, respectively, primarily driven by lower prepayments from higher long-end interest rates.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums, net of discounts at period end	$554	$239	$793	$768	$497	$1,265
Net premium amortization	30	16	46	78	50	128

(1) The investment securities portfolio duration is 2.7 years as of September 30, 2022.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the three and nine months ended September 30, 2022, compared to the same periods in 2021.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2022			2021
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks (2)	$68,918	$202	1.16%	$79,375	$—	—%
Securities purchased under resale agreements(3)	1,470	57	15.55	4,061	6	.65
Trading account assets	701	—	—	733	—	.02
Investment securities:
Investment securities available-for-sale	43,956	178	1.62	69,621	150	.86
Investment securities held-to-maturity	64,919	271	1.67	44,014	161	1.47
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	—	—	—
Total investment securities	108,875	449	1.65	113,635	311	1.10
Loans	35,069	256	2.90	32,035	168	2.08
Other interest-earning assets	20,877	139	2.63	24,662	5	.08
Average total interest-earning assets	$235,910	$1,103	1.86	$254,501	$490	.76
Interest-bearing deposits:
U.S.	$94,636	$260	1.09%	$104,575	$6	.02%
Non-U.S.(2)(4)	72,202	40	.22	82,230	(68)	(.33)
Total interest-bearing deposits(4)(5)	166,838	300	.71	186,805	(62)	(.13)
Securities sold under repurchase agreements	3,814	2	.23	332	—	—
Short-term borrowings under money market liquidity facility	—	—	—	—	—	—
Other short-term borrowings	430	—	.01	837	—	.17
Long-term debt	13,958	97	2.78	13,021	51	1.59
Other interest-bearing liabilities	2,536	42	6.43	5,461	11	.78
Average total interest-bearing liabilities	$187,576	$441	.93	$206,456	$—	—
Interest rate spread			.92%			.76%
Net interest income, fully taxable-equivalent basis		$662			$490
Net interest margin, fully taxable-equivalent basis			1.11%			.76%
Tax-equivalent adjustment		(2)			(3)
Net interest income, GAAP-basis		$660			$487
	Nine Months Ended September 30,
	2022			2021
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks(2)	$74,034	$281	.51%	$91,291	$(13)	(.02)%
Securities purchased under resale agreements(3)	2,208	105	6.39	4,194	19	.61
Trading account assets	736	—	.01	754	—	.01
Investment securities:
Investment securities available-for-sale	57,868	459	1.06	65,051	435	.89
Investment securities held-to-maturity	56,124	672	1.60	45,526	510	1.49
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	420	4	1.35
Total investment securities	113,992	1,131	1.32	110,997	949	1.14
Loans	35,103	628	2.39	29,858	467	2.09
Other interest-earning assets	22,271	189	1.14	21,322	13	.08
Average total interest-earning assets	$248,344	$2,334	1.26	$258,416	$1,435	.74
Interest-bearing deposits:
U.S.	$97,307	$327	.45%	$105,286	$10	.01%
Non-U.S.(2)(4)	78,563	(67)	(.11)	81,318	(206)	(.34)
Total interest-bearing deposits(4)(5)	175,870	260	.20	186,604	(196)	(.14)
Securities sold under repurchase agreements	3,532	5	.19	606	—	.02
Short-term borrowings under money market liquidity facility	—	—	—	421	4	1.21
Other short-term borrowings	660	1	.25	832	1	.20
Long-term debt	13,974	234	2.24	13,431	165	1.64
Other interest-bearing liabilities	2,643	73	3.66	5,332	30	.77
Average total interest-bearing liabilities	$196,679	$573	.39	$207,226	$4	—
Interest rate spread			.87%			.74%
Net interest income, fully taxable-equivalent basis		$1,761			$1,431
Net interest margin, fully taxable-equivalent basis			.95%			.74%
Tax-equivalent adjustment		(8)			(10)
Net interest income, GAAP-basis		$1,753			$1,421

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the interest rate environment outside of the U.S. where central bank rates are below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $72.74 billion and $66.35 billion for the three and nine months ended September 30, 2022, respectively, compared to $52.17 billion and $66.92 billion for the same periods in 2021, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.31% and 0.21% in the three and nine months ended September 30, 2022, respectively, compared to 0.05% and 0.04% in the same periods in 2021, respectively.
(4) Average rate includes the impact of FX swap costs of approximately $16 million and nil for the three and nine months ended September 30, 2022, respectively, compared to ($16) million and ($53) million for the same periods in 2021, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 0.71% and 0.20% in the three and nine months ended September 30, 2022, respectively, compared to (0.10)% in both the same periods in 2021.
(5) Total deposits averaged $213.30 billion and $224.92 billion in the three and nine months ended September 30, 2022, respectively, compared to $233.27 billion and $233.96 billion in the same periods in 2021, respectively.
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
Average total interest-earning assets were $235.91 billion and $248.34 billion in the three and nine months ended September 30, 2022, respectively, compared to $254.50 billion and $258.42 billion in the same periods in 2021, respectively. The decreases in both periods are primarily due to lower client deposit balances.
Interest-bearing deposits with banks averaged $68.92 billion and $74.03 billion in the three and nine months ended September 30, 2022, respectively, compared to $79.38 billion and $91.29 billion in the same periods in 2021, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances reflect lower client deposit balances.
Securities repurchased under resale agreements averaged $1.47 billion and $2.21 billion in the three and nine months ended September 30, 2022, respectively, compared to $4.06 billion and $4.19 billion in the same periods in 2021, respectively. As a member of the Fixed Income Clearing Corporation (FICC), we may net securities sold under repurchase agreements against those repurchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting increased to $72.74 billion and $66.35 billion in the three and nine months ended September 30, 2022, respectively, compared to $52.17 billion and $66.92 billion in the same periods in 2021, respectively, primarily driven by an increase in FICC repo volumes.
We are a direct and sponsoring member of FICC. As a sponsoring member within FICC, we enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions. We may sponsor clients to clear their eligible repurchase transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. We generally obtain a security interest from our sponsored clients in the high quality securities collateral that they receive, which is designed to mitigate our potential exposure to FICC.
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate State Street’s maximum possible exposure under its membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. At September 30, 2022 and December 31, 2021, we did not record any liabilities under these arrangements.
Average investment securities were $108.88 billion and $113.99 billion in the three and nine months ended September 30, 2022, respectively, compared to $113.64 billion and $111.00 billion in the same periods in 2021, respectively. The decrease in the three months relative to prior year was driven by a reduction in credit-sensitive assets, partially offset by an increase in U.S. Treasuries and agencies, MBS and CMBS balances. The increase in the nine months relative to prior year was driven by growth in U.S. Treasuries, MBS and CMBS balances, partially offset by a reduction in credit-sensitive assets.
Loans averaged $35.07 billion and $35.10 billion in the three and nine months ended September 30, 2022, respectively, compared to $32.04 billion and $29.86 billion in the same periods in 2021, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio over the prior year, averaged $29.31 billion and $29.14 billion in the three and nine months ended September 30, 2022, respectively, compared to $28.41 billion and $25.92 billion in the same periods in 2021, respectively. The increases in both periods are primarily due to growth in CLOs in loan form and consumer real estate loans, partially offset by a decline in leveraged loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our enhanced custody business, averaged $20.88 billion and $22.27 billion in the three and nine months ended September 30, 2022, respectively, compared to $24.66 billion and $21.32 billion in the same periods in 2021, respectively. The change in both periods is primarily driven by the levels of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Aggregate average total interest-bearing deposits decreased to $166.84 billion and $175.87 billion in the three and nine months ended September 30, 2022, respectively, from $186.81 billion and $186.60 billion in the same periods in 2021, respectively. While average deposits decreased in both periods, they remain significantly higher than pre-pandemic levels. The decrease is driven by higher market rates and the impact of quantitative tightening, currency translation and equity market declines. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the size of the Federal Reserve balance sheet and the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $0.43 billion and $0.66 billion in the three and nine months ended September 30, 2022, respectively, from $0.84 billion and $0.83 billion in the same periods in 2021, respectively.
Average long-term debt was $13.96 billion and $13.97 billion in the three and nine months ended September 30, 2022, respectively, compared to $13.02 billion and $13.43 billion in the same periods in 2021, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $2.54 billion and $2.64 billion in the three and nine months ended September 30, 2022, respectively, compared to $5.46 billion and $5.33 billion in the same periods in 2021, respectively. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
We recorded no provision for credit losses in the third quarter of 2022, as a downward shift in management's economic outlook was offset by a reduction in loan portfolio risk. This compares to a $2 million reserve release in the third quarter of 2021.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 15: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

TABLE 15: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2022	2021
Compensation and employee benefits	$1,042	$1,054	(1)%
Information systems and communications	399	406	(2)
Transaction processing services	227	253	(10)
Occupancy	97	102	(5)
Amortization of other intangible assets	58	62	(6)
Acquisition costs	13	18	(28)
Restructuring charges, net	—	—	—
Other:
Professional services	92	91	1
Other	182	130	40
Total other	274	221	24
Total expenses	$2,110	$2,116	—
Number of employees at quarter-end	41,354	38,932	6

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2022	2021
Compensation and employee benefits	$3,320	$3,373	(2)%
Information systems and communications	1,214	1,225	(1)
Transaction processing services	731	786	(7)
Occupancy	288	311	(7)
Amortization of other intangible assets	179	183	(2)
Acquisition costs	34	40	(15)
Restructuring charges, net	—	(1)	(100)
Other:
Professional services	273	246	11
Other	506	396	28
Total other	779	642	21
Total expenses	$6,545	$6,559	—
Compensation and employee benefits expenses decreased 1% in the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by the impact of currency translation, partially offset by higher headcount and higher merit
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
increases. Compensation and employee benefits expenses decreased 2% in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to lower incentive compensation and the impact of currency translation, partially offset by higher headcount, merit increases, contractor spend and seasonal expenses. Currency translation decreased compensation and employee benefits expenses by 4% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Total headcount increased 6% as of September 30, 2022 compared to September 30, 2021, primarily driven by hiring in global hubs and insourcing of strategic technology functions from vendors, partially offset by a reduction in high cost locations.
Information systems and communications expenses decreased 2% and 1% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to productivity and vendor savings initiatives, partially offset by technology and infrastructure investments.
Transaction processing services expenses decreased 10% and 7% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower sub-custody costs and the impact of currency translation which reduced transaction processing services expenses by 2% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Occupancy expenses decreased 5% and 7% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to footprint optimization and the impact of currency translation which reduced occupancy expenses by 6% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Amortization of other intangible assets decreased 6% and 2% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting the impact of currency translation which reduced amortization of other intangible assets by 4% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Other expenses increased 24% in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to higher marketing expenses, travel costs and State Street Foundation funding. Other expenses increased 21% in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher professional services, recoverable client-
related expenses, marketing expenses, travel and securities processing costs.
Acquisition Costs
We recorded approximately $13 million and $34 million of acquisition costs in the three and nine months ended September 30, 2022, respectively, compared to $7 million in each of the same periods in 2021 related to our proposed acquisition of the BBH Investor services business. We expect to incur up to approximately $590 million of acquisition and integration costs related to the acquisition through the third year following its closing. We anticipate that, should we finalize and agree with BBH upon the presently contemplated proposed modifications to the transaction, we would incur additional acquisition and integration costs in subsequent years. The acquisition is subject to regulatory reviews and other closing conditions. For additional information on the BBH acquisition, refer to "Line of Business Information" included in this Management's Discussion and Analysis.
We recorded approximately $11 million and $33 million of acquisition costs in the three and nine months ended September 30, 2021, respectively, related to our 2018 acquisition of CRD. Starting in 2022, we no longer distinguish certain CRD costs as acquisition costs.
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2020	$190	$6	$196
Accruals for Beacon	(1)	—	(1)
Accruals for Repositioning Charges	—	2	2
Payments and Other Adjustments	(9)	(2)	(11)
Accrual Balance at March 31, 2021	180	6	186
Payments and Other Adjustments	(34)	—	(34)
Accrual Balance at June 30, 2021	146	6	152
Payments and Other Adjustments	(23)	—	(23)
Accrual Balance at September 30, 2021	$123	$6	$129

Accrual Balance at December 31, 2021	$68	$6	$74
Payments and Other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	51	5	56
Payments and Other Adjustments	(11)	—	(11)
Accrual Balance at June 30, 2022	40	5	45
Payments and Other Adjustments	(5)	—	(5)
Accrual Balance at September 30, 2022	$35	$5	$40
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $159 million and $397 million in the three and nine months ended September 30, 2022, respectively, compared to $162 million and $445 million in the same periods in 2021. Our effective tax rate was 18.7% and 16.3% in the three and nine months ended September 30, 2022, respectively, compared to 18.5% and 18.2% in the same periods in 2021. The decrease in the nine month period was primarily due to higher benefits from the reassessment of a deferred tax asset valuation allowance.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Our Investment Servicing line of business provides a range of services to our clients. Through State Street Investment Services, State Street Global Markets, State Street Digital, and State Street Alpha, we provide services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our primary role as a global trust and custody bank is to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
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
With the acquisition of CRD in 2018, we took the first step in building our front-to-back platform, State Street Alpha. The Charles River Investment Management Solution is a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. In 2021, we further expanded State Street Alpha's technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets.
In 2021, we established State Street Digital to focus on the development of digital assets and technologies, including crypto, central bank digital currency, blockchain and tokenization, including the evolution of a new integrated business and digital operating model designed to support our clients' digital investment cycle.
Following consummation of our proposed acquisition of the BBH Investor Services business, the acquired business would be included within our Investment Servicing line of business.
We have been engaged in ongoing dialogue with U.S. and international banking regulators regarding the prolonged regulatory review process for our proposed acquisition of Brown Brothers Harriman’s Investor Services business. The current regulatory environment for M&A transactions involving G-SIBs is challenging. We have developed with BBH proposed modifications to the transaction, including changes to the operating model and legal entity structure, a reduction to the purchase price and changes to regulatory approvals required to consummate the transaction. We anticipate that a modified transaction would be somewhat more complex and include a delay in timing and amount of deal synergies, resulting in a slower path to accretion. While discussions with regulators on the proposed modified transaction are ongoing, the likelihood of a successful outcome is increasingly uncertain. There can be no assurance that a mutually acceptable modified transaction will be agreed and entered into, or as to the timing or outcome of any regulatory approvals and other closing conditions for a modified transaction. The modifications to the transaction remain subject to review and approval by both BBH’s partners and our Board of Directors. The Sale and Purchase Agreement allows each of State Street and BBH, the right to terminate the transaction upon written notice without a contractual penalty at any time.
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
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2022	2021
Servicing fees	$1,219	$1,391	(12)%
Foreign exchange trading services	293	266	10
Securities finance	105	103	2
Software and processing fees	184	180	2
Other fee revenue	12	28	(57)
Total fee revenue	1,813	1,968	(8)
Net interest income	663	491	35
Total other income	—	(1)	nm
Total revenue	2,476	2,458	1
Provision for credit losses	—	(2)	nm
Total expenses	1,760	1,755	—
Income before income tax expense	$716	$705	2
Pre-tax margin	28.9%	28.7%	20 bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2022	2021
Servicing fees	$3,884	$4,154	(6)%
Foreign exchange trading services	948	869	9
Securities finance	300	304	(1)
Software and processing fees	573	551	4
Other fee revenue	46	45	2
Total fee revenue	5,751	5,923	(3)
Net interest income	1,760	1,432	23
Total other income	(2)	(1)	nm
Total revenue	7,509	7,354	2
Provision for credit losses	10	(26)	nm
Total expenses	5,452	5,389	1
Income before income tax expense	$2,047	$1,991	3
Pre-tax margin	27.3%	27.1%	20 bps

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, decreased 12% and 6% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower average market levels, lower client activity and adjustments and normal pricing headwinds, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in both the three and nine months ended September 30, 2022, relative to the same periods in 2021.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Total expenses for Investment Servicing were flat and increased 1% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as expense growth from higher technology infrastructure investments, higher headcount and merit increases was offset or partially offset by productivity savings, on-going expense management initiatives and the benefit of currency translation which reduced expenses for Investment Servicing by 4% and 3% in the three and nine months ended September 30, 2022, respectively, relative to the same periods in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $143 million in the nine months ended September 30, 2022 compared to $124 million in the same period in 2021. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2022	2021
Management fees(1)	$472	$526	(10)%
Foreign exchange trading services(2)	26	13	100
Securities finance	5	3	67
Software and processing fees(3)	—	—	nm
Other fee revenue(1)	(17)	(6)	nm
Total fee revenue	486	536	(9)
Net interest income	(3)	(4)	25
Total revenue	483	532	(9)
Total expenses	335	339	(1)
Income before income tax expense	$148	$193	(23)
Pre-tax margin	30.6%	36.3%	(570) bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2022	2021
Management fees(1)	$1,482	$1,523	(3)%
Foreign exchange trading services(2)	61	42	45
Securities finance	13	10	30
Software and processing fees(3)	—	—	nm
Other fee revenue(1)	(65)	3	nm
Total fee revenue	1,491	1,578	(6)
Net interest income	(7)	(11)	(36)
Total revenue	1,484	1,567	(5)
Total expenses	1,051	1,082	(3)
Income before income tax expense	$433	$485	(11)
Pre-tax margin	29.2%	31.0%	(180) bps

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
nm Not meaningful
Investment Management total revenue decreased 9% and 5% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Management Fees
Management fees decreased 10% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs. Currency translation decreased management fees by 3% and 2% in the three and nine months ended September 30, 2022, respectively, relative to the same periods in 2021.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 1% and 3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as savings from on-going expense management initiatives was partially offset by merit increases. Currency translation reduced expenses for Investment Management by 3% and 2% in the three and nine months ended September 30, 2022, respectively, relative to the same periods in 2021. Seasonal deferred incentive compensation expense and payroll taxes were $65 million in the nine months ended September 30, 2022, compared to $52 million in the same period in 2021.
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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)
	Nine Months Ended September 30,
(In millions)	2022	2021
Assets:
Interest-bearing deposits with banks	$74,034	$91,291
Securities purchased under resale agreements	2,208	4,194
Trading account assets	736	754
Investment securities:
Investment securities available-for-sale	57,868	65,051
Investment securities held-to-maturity	56,124	45,526
Investment securities held-to-maturity purchased under money market liquidity facility	—	420
Total investment securities	113,992	110,997
Loans	35,103	29,858
Other interest-earning assets	22,271	21,322
Average total interest-earning assets	248,344	258,416
Cash and due from banks	3,767	5,077
Other non-interest-earning assets	35,021	35,150
Average total assets	$287,132	$298,643
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$97,307	$105,286
Non-U.S.	78,563	81,318
Total interest-bearing deposits(2)	175,870	186,604
Securities sold under repurchase agreements	3,532	606
Short-term borrowings under money market liquidity facility	—	421
Other short-term borrowings	660	832
Long-term debt	13,974	13,431
Other interest-bearing liabilities	2,643	5,332
Average total interest-bearing liabilities	196,679	207,226
Non-interest-bearing deposits(2)(3)	49,052	47,358
Other non-interest-bearing liabilities	15,370	18,407
Preferred shareholders’ equity	1,976	2,110
Common shareholders’ equity	24,055	23,542
Average total liabilities and shareholders’ equity	$287,132	$298,643

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" included in this Management's Discussion and Analysis.
(2) Total deposits averaged $224.92 billion in the nine months ended September 30, 2022 compared to $233.96 billion in the same period in 2021.
(3) Average non-interest bearing deposits are primarily composed of deposit balances denominated in U.S. dollars.
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2022	December 31, 2021
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,856	$17,939
Mortgage-backed securities	9,403	18,208
Total U.S. Treasury and federal agencies	17,259	36,147
Non-U.S. debt securities:
Mortgage-backed securities	1,662	1,995
Asset-backed securities	1,640	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	13,674	23,547
Other(1)	2,084	3,098
Total non-U.S. debt securities	19,060	30,727
Asset-backed securities:
Student loans(2)	133	211
Collateralized loan obligations(3)	2,317	2,155
Non-agency CMBS and RMBS(4)	215	52
Other	88	91
Total asset-backed securities	2,753	2,509
State and political subdivisions	924	1,272
Other U.S. debt securities(5)	990	2,744
Total available-for-sale securities(6)(7)	$40,986	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,637	$2,170
Mortgage-backed securities	42,967	33,481
Total U.S. Treasury and federal agencies	54,604	35,651
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,141	1,564
Total non-U.S. debt securities	6,141	1,564
Asset-backed securities:
Student loans(2)	4,238	4,908
Non-agency CMBS and RMBS(8)	249	307
Total asset-backed securities	4,487	5,215
Total held-to-maturity securities(6)(7)	$65,232	$42,430

(1) As of September 30, 2022 and December 31, 2021, the carrying value includes non-U.S. corporate bonds of $1.11 billion and $1.53 billion, respectively.
(2) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(3) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(4) Consists entirely of non-agency CMBS as of both September 30, 2022 and December 31, 2021.
(5) As of September 30, 2022 and December 31, 2021, the carrying value of U.S. corporate bonds was $0.99 billion and $2.44 billion, respectively.
(6) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2022.
(7) Approximately $21.23 billion was transferred from AFS to HTM securities in the second quarter of 2022.
(8) As of September 30, 2022 and December 31, 2021, the total amortized cost included $239 million and $292 million, respectively, of non-agency CMBS and $10 million and $14 million of non-agency RMBS, respectively.

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
During 2022, we completed a number of actions to mitigate additional AOCI risk in the current environment including a $21.23 billion transfer of securities from AFS to HTM. While these measures may serve to mitigate additional AOCI risk, we continue to be exposed to risks associated with sudden or significant AOCI deterioration, particularly in an environment of continuing significant, and potentially, historic interest rate increases. There can be no assurance that we will not experience further, potentially material AOCI deterioration.
Average duration of our investment securities portfolio was 2.7 years and 2.9 years as of September 30, 2022 and December 31, 2021, respectively.
Approximately 96% and 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of September 30, 2022 and December 31, 2021, respectively.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2022	December 31, 2021
AAA(1)	84%	79%
AA	12	13
A	2	4
BBB	2	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of September 30, 2022 and December 31, 2021, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 22: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2022	December 31, 2021
U.S. Agency Mortgage-backed securities	38%	33%
Foreign sovereign	18	21
U.S. Treasuries	18	17
Asset-backed securities	9	10
Other credit	17	19
	100%	100%
Non-U.S. Debt Securities
Approximately 24% and 28% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2022 and December 31, 2021, respectively.

TABLE 23: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2022	December 31, 2021
Available-for-sale:
Canada	$3,614	$4,502
Australia	2,247	3,019
United Kingdom	1,426	1,961
Germany	1,149	2,130
France	982	2,180
Hong Kong	931	—
Austria	788	1,478
Japan	705	1,332
Netherlands	498	1,109
Italy	290	803
Spain	177	1,227
Finland	173	837
Brazil	170	—
Republic of Korea	139	201
Other(2)	5,771	9,948
Total	$19,060	$30,727
Held-to-maturity:
Spain	$745	$—
Belgium	647	—
France	563	—
Ireland	410	—
Austria	292	—
Singapore	273	222
Finland	195	—
Netherlands	158	—
Germany	113	—
Other(2)	2,745	1,342
Total	$6,141	$1,564

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2022, other non-U.S. investments include $5.43 billion of supranational bonds in AFS securities and $2.75 billion of supranational bonds in HTM securities.
Approximately 86% and 81% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2022 and December 31, 2021, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2022 and December 31, 2021, approximately 26% and 24%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2022, our non-U.S. debt securities had an average market-to-book ratio of
96.3%, and an aggregate pre-tax net unrealized loss of $963 million, composed of gross unrealized gains of $2 million and gross unrealized losses of $965 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $695 million, composed of gross unrealized gains of $2 million and gross unrealized losses of $697 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $268 million, all composed of gross unrealized losses, associated with non-U.S. HTM debt securities.
As of September 30, 2022, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, U.K., Netherlands and Italian mortgages. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $0.92 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2022, as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2022, we also provided approximately $7.69 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2022
State of Issuer:
Texas	$178	$2,326	$2,504	29%
New York	172	1,607	1,779	21
California	84	1,297	1,381	16
Tennessee	—	482	482	6
Massachusetts	178	252	430	5
Total	$612	$5,964	$6,576

December 31, 2021
State of Issuer:
Texas	$221	$2,357	$2,578	25%
California	108	2,005	2,113	21
New York	271	1,112	1,383	14
Massachusetts	245	696	941	9
Tennessee	—	491	491	5
Total	$845	$6,661	$7,506

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $8.61 billion and $10.22 billion across our businesses as of September 30, 2022 and December 31, 2021, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 89% of the obligors rated “AAA” or “AA” as of September 30, 2022. As of that date, approximately 30% and 69% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	September 30, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,094	$12,396
Leveraged loans	2,346	3,106
Overdrafts	2,787	1,796
Other(3)	2,133	2,262
Commercial real estate	2,921	2,554
Total domestic	22,281	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	8,454	7,778
Leveraged loans	1,006	1,328
Overdrafts	4,372	1,312
Total foreign	13,832	10,418
Total loans(2)(4)	36,113	32,532
Allowance for loan losses	(97)	(87)
Loans, net of allowance	$36,016	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $7.69 billion private equity capital call finance loans, $6.57 billion loans to real money funds, $4.25 billion collateralized loan obligations in loan form and $1.10 billion loans to business development companies as of September 30, 2022, compared to $9.15 billion private equity capital call finance loans, $6.40 billion loans to real money funds, $2.91 billion collateralized loan obligations in loan form and $1.39 billion loans to business development companies as of December 31, 2021.
(3) Includes $1.73 billion securities finance loans, $389 million loans to municipalities and $19 million other loans as of September 30, 2022 and $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
(4) As of September 30, 2022, excluding overdrafts, floating rate loans totaled $26.05 billion and fixed rate loans totaled $2.90 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. Refer to Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K for additional details.
The increase in foreign loans as of September 30, 2022 compared to December 31, 2021 was primarily driven by higher levels of client overdrafts.
As of September 30, 2022 and December 31, 2021, our leveraged loans totaled approximately $3.35 billion and $4.43 billion, respectively. We sold
$21 million of leveraged loans in the third quarter of 2022.
In addition, we had binding unfunded commitments as of September 30, 2022 and December 31, 2021 of $187 million and $124 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 97% and 94% of the loans rated “BB” or “B” as of September 30, 2022 and December 31, 2021, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
No loans were modified in troubled debt restructurings as of both September 30, 2022 and December 31, 2021.
Allowance for credit losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2022	2021
Allowance for credit losses:
Beginning balance	$108	$148
Provision for credit losses (funded commitments)	14	(22)
Provisions for credit losses (unfunded commitments)	(4)	(2)
Provisions for credit losses (held-to-maturity securities and all other)	—	(2)
Charge-offs(1)	(4)	(2)
Other(2)	—	(3)
Ending balance	$114	$117

(1) The charge-offs are related to commercial and financial loans.
(2) Consists primarily of foreign currency translation.
We recorded no provision for credit losses and $10 million provision for credit losses in the three and nine months ended September 30, 2022, respectively, as a downward shift in management's economic outlook was offset by a reduction in loan portfolio risk, compared to a $2 million and $26 million reserve release in the same periods in 2021, respectively.
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2022, approximately $75 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $68 million as of September 30, 2021. As our view on current and future economic scenarios changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $39 million and $49 million as of September 30, 2022 and 2021, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities.
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
The cross-border outstandings presented in Table 27: Cross-border outstandings, represented approximately 34% and 27% of our consolidated total assets as of September 30, 2022 and December 31, 2021, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2022
Germany	$31,041	$478	$31,519
United Kingdom	13,119	8,660	21,779
Ireland	10,739	2,896	13,635
Luxembourg	12,342	728	13,070
Canada	6,849	3,372	10,221
Australia	4,552	1,616	6,168
Japan	2,919	841	3,760
France	1,924	1,757	3,681
December 31, 2021
Germany	$30,263	$202	$30,465
United Kingdom	13,075	1,287	14,362
Japan	10,713	878	11,591
Canada	8,201	999	9,200
Australia	6,862	534	7,396
Luxembourg	6,300	601	6,901
Ireland	2,822	852	3,674

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2022, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets. As of December 31, 2021, aggregate cross-border outstandings in France amounted to between 0.75% and 1% of our consolidated total assets, at approximately $2.83 billion.
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
In the third quarter of 2022, our allowance estimate reflected a downward shift in management's economic outlook, which was offset by a reduction in loan portfolio risk. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at our Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2022, our Parent Company and State Street Bank had approximately $1.01 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended September 30, 2022 and December 31, 2021, daily average LCR for the Parent Company was 106% and 105%, respectively. The impact of higher deposits on the Parent Company's LCR is offset by a cap, known as the transferability restriction, on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $130.55 billion for the quarter ended September 30, 2022 compared to $159.36 billion for the quarter ended December 31, 2021, primarily due to a decrease in client deposits relative to the prior period. For the quarter ended September 30, 2022, LCR for State Street Bank and Trust was approximately 116%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR Final Rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $65.13 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended September 30, 2022, and $83.48 billion for the quarter ended December 31, 2021. The lower levels of average cash balances with central banks reflect lower levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of both September 30, 2022 and December 31, 2021, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
underlying conditions. As of both September 30, 2022 and December 31, 2021, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $85.16 billion for the quarter ended September 30, 2022, compared to $99.47 billion for the quarter ended December 31, 2021.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $31.53 billion and $33.03 billion and standby letters of credit totaling $2.16 billion and $3.24 billion as of September 30, 2022 and December 31, 2021, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2022, approximately 76% of our unfunded commitments to extend credit and 26% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2022 and December 31, 2021, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $4.25 billion and $1.58 billion as of September 30, 2022 and December 31, 2021, respectively.
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.02 billion, as of September 30, 2022, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both September 30, 2022 and December 31, 2021, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. In addition, State Street Bank also has current authorization from the Board to issue unsecured senior debt. The total amount remaining for issuance pursuant to this authority is $2.15 billion as of September 30, 2022.
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
On August 4, 2022, we issued $750 million aggregate principal amount of 4.164% fixed-to-floating rate senior notes due 2033.
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
Tight labor markets, challenging conditions in the global equity and fixed income markets, and heightened geopolitical tensions, including the ongoing war in Ukraine, are resulting in stress on the operating environment and have increased, and may continue to increase, operational risk. The war in Ukraine may also heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2022, the notional amount of these derivative contracts was $2.09 trillion, of which $2.06 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We had one back-testing exception in the quarter ended September 30, 2022, which was driven by market volatility in GBP towards the end of September. We had no back-testing exceptions in the quarters ended June 30, 2022 and September 30, 2021. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2022	As of June 30, 2022	As of September 30, 2021
	September 30, 2022			June 30, 2022			September 30, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$6,851	$14,063	$2,631	$8,248	$16,319	$3,830	$17,071	$30,485	$11,417	$7,407	$9,152	$15,314
Global Treasury	4,537	7,255	2,373	971	1,522	788	1,357	5,468	220	4,619	1,522	1,131
Diversification	(4,029)	(8,043)	(1,241)	(1,055)	(1,602)	(925)	(925)	(5,444)	(185)	(4,480)	(2,366)	(1,285)
Total VaR	$7,359	$13,275	$3,763	$8,164	$16,239	$3,693	$17,503	$30,509	$11,452	$7,546	$8,308	$15,160

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2022	As of June 30, 2022	As of September 30, 2021
	September 30, 2022			June 30, 2022			September 30, 2021
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$29,428	$62,994	$16,413	$42,486	$97,420	$20,533	$53,508	$101,535	$26,874	$32,798	$43,306	$45,720
Global Treasury	6,183	9,526	3,375	3,125	7,903	1,057	4,053	15,424	1,229	7,803	5,642	6,230
Diversification	(7,150)	(15,837)	(3,611)	(4,491)	(9,384)	(2,670)	(2,798)	(5,791)	(1,662)	(12,384)	(5,396)	(7,930)
Total Stressed VaR	$28,461	$56,683	$16,177	$41,120	$95,939	$18,920	$54,763	$111,168	$26,441	$28,217	$43,552	$44,020

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The three month average of our total stressed VaR-based measure was approximately $28 million for the quarter ended September 30, 2022, compared to an average of approximately $41 million for the quarter ended June 30, 2022 and $55 million for the quarter ended September 30, 2021. The decrease in the average total stressed VaR compared to the quarter ended June 30, 2022, is primarily attributed to lower foreign exchange and interest rate risk positions.
The VaR-based measures as presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. While overall levels of volatility have varied over the historical observation periods, smaller residual market risk positions during the quarter have led to a reduction in VaR measures presented.
We have in the past and may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and any future modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2022, June 30, 2022 and September 30, 2021, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2022			As of June 30, 2022			As of September 30, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$4,278	$6,669	$319	$6,109	$6,010	$127	$7,411	$16,637	$549
Global Treasury	4,366	1,151	—	750	1,538	—	246	1,304	—
Diversification	(3,836)	(1,028)	—	(529)	(2,469)	—	(53)	(1,335)	—
Total VaR	$4,808	$6,792	$319	$6,330	$5,079	$127	$7,604	$16,606	$549

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2022			As of June 30, 2022			As of September 30, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,712	$36,225	$524	$7,440	$39,764	$200	$7,925	$73,540	$575
Global Treasury	5,933	7,640	—	1,375	5,766	—	299	6,509	—
Diversification	(6,135)	(9,412)	—	(709)	(6,631)	—	(177)	(7,058)	—
Total Stressed VaR	$8,510	$34,453	$524	$8,106	$38,899	$200	$8,047	$72,991	$575

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2022 and September 30, 2021. Our September 30, 2022 baseline forecast broadly aligns to the market’s expectations for a rapid increase in global central bank rates in response to rising inflation. In addition to higher interest rates, we are also forecasting gradual deposit balance rotation and reductions along with increasing deposit betas as a result of quantitative tightening and rising interest rates.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2022(1)			September 30, 2021
	Fed Funds Target	ECB Target(2)	10-Year Treasury	Fed Funds Target	ECB Target(2)	10-Year Treasury
Spot rates	3.25%	0.75%	3.83%	0.25%	(0.50)%	1.49%
12-month forward rates	4.50	3.00	3.79	0.25	(0.50)	1.70

(1) This reflects our internal interest rate forecast as of September 30, 2022.
(2) European Central Bank deposit facility rate.
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

TABLE 33: NET INTEREST INCOME SENSITIVITY
	September 30, 2022(1)			September 30, 2021
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(181)	$415	$234	$507	$323	$830
–100 bps shock	155	(380)	(225)	921	96	1,017
Steeper yield curve:
'+100 bps shift in long-end rates(2)	23	6	29	136	16	152
'-100 bps shift in short-end rates(2)	178	(374)	(196)	1,070	111	1,181
Flatter yield curve:
'+100 bps shift in short-end rates(2)	(203)	409	206	371	307	678
'-100 bps shift in long-end rates(2)	(23)	(6)	(29)	(143)	(16)	(159)

(1) Does not reflect any impact of our proposed acquisition of the BBH Investor Services business.
(2) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios. However, our USD balance sheet has become liability driven by rising USD deposit betas and deposit balance rotation. Our NII sensitivities assumes no management actions are taken to change modeled outcomes including the +100 basis point scenario which assumes that the level of Fed Funds reaches 5.5%.
As of September 30, 2022, USD NII benefits in lower rate scenarios and is exposed to higher rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2021, our short-end USD sensitivity has changed due to the higher level of market interest rates and the Federal Reserve’s quantitative tightening program resulting in higher deposit betas and deposit balance rotation and reductions. Long-end USD sensitivities have decreased since September 30, 2021 through the implementation of investment portfolio risk reduction strategies resulting in lower securities duration.
As of September 30, 2022, non-USD NII benefits in higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2021, our short-end non-USD sensitivity to higher rates has increased due to the ECB shifting from negative to positive interest rates resulting in lower deposit betas. Our short-end non-USD sensitivity to lower rates has become negative as higher interest rates and higher forecasted baseline NII have increased non-USD NII at risk to lower rates.
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
On March 5, 2021, the Intercontinental Exchange Benchmark Administration (IBA), in conjunction with the United Kingdom Financial Conduct Authority (FCA), announced that it would cease the publication of all EUR and Swiss Franc LIBOR settings, the overnight, one week, two week, two month and twelve month GBP LIBOR and Japanese Yen (JPY) LIBOR settings, and the one week and two months U.S. dollar LIBOR settings, as of December 31, 2021. Furthermore, the IBA announced that as of June 30, 2023, it would cease the publication of the overnight and twelve months U.S. dollar LIBOR settings and that as of June 30, 2023 the one month, three month and six month USD LIBOR setting would become non-representative. On September 29, 2021, the FCA announced that it would compel the IBA to continue the publication of the one month, three month and six month GBP and JPY settings, on a synthetic, non-representative basis from year-end 2021 for a period of at least one year.
On June 30, 2022, the FCA issued a consultation on winding down synthetic tenors of GBP LIBOR and on the potential introduction of a synthetic version of certain USD LIBOR settings as of June 30, 2023. On September 29, 2022, the FCA confirmed in conjunction with the IBA, the cessation of all synthetic JPY LIBOR settings as of December 31, 2022 and the cessation of the one month and six month GBP LIBOR setting as of March 2023. The FCA continues to assess the appropriate cessation date for the remaining three month GBP LIBOR setting and whether to compel the publication of any synthetic version of certain USD LIBOR tenors. A decision on these matters is expected in the fourth quarter of 2022.
On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest (LIBOR) Act which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Federal Reserve issued a notice of proposed rulemaking on a proposal to implement the LIBOR Act, as required by its terms. A final rule is expected to be issued by the Federal Reserve in the fourth quarter of 2022.
We have established a process to identify, assess, plan for and remediate the use of LIBOR and other reference rates affected by reference rate reform that addresses both direct exposures on our balance sheet, and, more importantly, the use of LIBOR in our various roles as service provider to our customers. This process is led by a firm-wide, multidisciplinary LIBOR program management office (“LIBOR PMO”), established in September 2018, that will continue to lead our transition efforts through June 2023.
The LIBOR PMO reports regularly to executive management of the firm and our key regulators on progress with respect to the adoption of alternative reference rates for various financial products and services, client communications, updating of our quantitative models and information technology systems, managing vendors, contracts remediation, evaluation of fallback provisions contained in LIBOR-priced loans, investment securities, derivatives and long-term debt and general operational readiness for each stage of the transition. Most of the LIBOR PMO's work for implementation of the transition to alternative reference rates is substantially complete, and contingency plans have been developed with respect to identified uncertainties.
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
Our direct on balance sheet exposure to LIBOR is limited and primarily includes assets held in the investment portfolio, certain loans made through Global Credit Finance and issuances of long-term debt and preferred stock. We have planned for, and are prepared to, transition our remaining on balance sheet exposures in a manner consistent with regulatory guidance and the availability of interim solutions for various legacy LIBOR contracts. We will not originate or issue new LIBOR-based loans or long-term debt, and any purchases of LIBOR-based investment securities will be screened for adequate fallback language. Our remaining exposure outstanding at June 2023 is largely governed by existing fallback language, or national legislation that provides for appropriate fallback provisions.
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
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The SCB replaced, under the standardized approach, the CCB with a buffer calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the CCAR severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the CCAR planning horizon. The SCB requirement can be no less than 2.5% of RWA. Breaching the SCB or other regulatory buffer or surcharge will limit a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
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
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 34: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,264	$11,264	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			26,552	26,552	25,238	25,238	17,711	17,711	15,700	15,700
Accumulated other comprehensive income (loss)			(4,268)	(4,268)	(1,133)	(1,133)	(3,937)	(3,937)	(926)	(926)
Treasury stock, at cost			(9,876)	(9,876)	(10,009)	(10,009)	—	—	—	—
Total			23,672	23,672	25,387	25,387	26,807	26,807	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,433)	(8,433)	(8,935)	(8,935)	(8,180)	(8,180)	(8,667)	(8,667)
Other adjustments(1)			(113)	(113)	(505)	(505)	60	60	(309)	(309)
Common equity tier 1 capital			15,126	15,126	15,947	15,947	18,687	18,687	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			17,102	17,102	17,923	17,923	18,687	18,687	18,845	18,845
Qualifying subordinated long-term debt			1,380	1,380	1,588	1,588	544	544	752	752
Adjusted allowance for credit losses			—	112	—	108	—	112	—	108
Total capital			$18,482	$18,594	$19,511	$19,619	$19,231	$19,343	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$63,621	$113,357	$63,735	$109,554	$57,285	$111,617	$57,405	$106,405
Operational risk(3)			42,825	NA	45,550	NA	42,438	NA	42,813	NA
Market risk			1,325	1,325	2,113	2,113	1,325	1,325	2,113	2,113
Total risk-weighted assets			$107,771	$114,682	$111,398	$111,667	$101,048	$112,942	$102,331	$108,518

Capital Ratios:	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	14.0%	13.2%	14.3%	14.3%	18.5%	16.5%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.9	14.9	16.1	16.1	18.5	16.5	18.4	17.4
Total capital	11.5	11.5	17.1	16.2	17.5	17.6	19.0	17.1	19.2	18.2

(1) Other adjustments within CET1 capital primarily include AOCI hedges that are not recognized at fair value on the balance sheet, the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 23, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test. Our SCB calculated under the 2022 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which is in effect from October 1, 2022 through September 30, 2023.
NA Not applicable
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $0.82 billion as of September 30, 2022, compared to December 31, 2021, primarily due to unrealized losses on AFS securities within AOCI driven by the significant increase in rates across the yield curve, partially offset by net income. Our Tier 1 capital decreased $0.82 billion as of September 30, 2022, compared to December 31, 2021, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
Our total capital decreased $1.03 billion as of September 30, 2022, compared to December 31, 2021, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

TABLE 35: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$15,947	$15,947	$14,377	$14,377
Net income	2,041	2,041	2,693	2,693
Changes in treasury stock, at cost	134	134	600	600
Dividends declared	(727)	(727)	(897)	(897)
Goodwill and other intangible assets, net of associated deferred tax liabilities	502	502	84	84
Accumulated other comprehensive income (loss)(1)	(3,135)	(3,135)	(1,320)	(1,320)
Other adjustments(1)	364	364	410	410
Changes in common equity tier 1 capital	(821)	(821)	1,570	1,570
Common equity tier 1 capital balance, end of period	15,126	15,126	15,947	15,947
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	17,923	17,923	16,848	16,848
Changes in common equity tier 1 capital	(821)	(821)	1,570	1,570
Net issuance (redemption) of preferred stock	—	—	(495)	(495)
Changes in tier 1 capital	(821)	(821)	1,075	1,075
Tier 1 capital balance, end of period	17,102	17,102	17,923	17,923
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,588	1,696	962	1,109
Net issuance and changes in long-term debt qualifying as tier 2	(208)	(208)	627	627
Changes in adjusted allowance for credit losses	—	4	(1)	(40)
Changes in tier 2 capital	(208)	(204)	626	587
Tier 2 capital balance, end of period	1,380	1,492	1,588	1,696
Total capital:
Total capital balance, beginning of period	19,511	19,619	17,810	17,957
Changes in tier 1 capital	(821)	(821)	1,075	1,075
Changes in tier 2 capital	(208)	(204)	626	587
Total capital balance, end of period	$18,482	$18,594	$19,511	$19,619
(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

TABLE 36: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Total risk-weighted assets, beginning of period	$111,398	$111,667	$109,705	$117,080
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(4,504)	(3,260)	(476)	(707)
Net increase (decrease) in loans	(991)	(1,116)	2,017	946
Net increase (decrease) in securitization exposures	21	20	(404)	(489)
Net increase (decrease) in repo-style transaction exposures	(1,332)	(8,286)	(440)	(1,658)
Net increase (decrease) in over-the-counter derivatives exposures(1)	3,056	11,791	(1,353)	(863)
Net increase (decrease) in all other(2)	3,636	4,654	1,024	(2,567)
Net increase (decrease) in credit risk-weighted assets	(114)	3,803	368	(5,338)
Net increase (decrease) in market risk-weighted assets	(788)	(788)	(75)	(75)
Net increase (decrease) in operational risk-weighted assets	(2,725)	N/A	1,400	N/A
Total risk-weighted assets, end of period	$107,771	$114,682	$111,398	$111,667

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of September 30, 2022, total advanced approaches RWA decreased $3.63 billion compared to December 31, 2021, mainly driven by a decrease in operational risk and market risk RWA. The decrease in operational risk RWA was primarily due to a decrease in the frequency of certain operational loss events. The decrease in market risk RWA was mainly driven by defensive positioning given market uncertainty and a decrease in volatility of the VaR model.
As of September 30, 2022, total standardized approach RWA increased $3.02 billion compared to December 31, 2021, mainly driven by an increase in credit risk RWA. The increase in credit risk RWA was primarily driven by the implementation of SA-CCR, as expected, which was partially offset by lower repo-style transactions RWA.
The regulatory capital ratios as of September 30, 2022, presented in Table 34: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2022, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 37: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2022	December 31, 2021
State Street:
Tier 1 capital	$17,102	$17,923
Average assets	275,168	303,007
Less: adjustments for deductions from tier 1 capital and other	(8,546)	(9,440)
Adjusted average assets for tier 1 leverage ratio	266,622	293,567
Additional SLR exposure	39,011	32,985
Adjustments for deductions of qualifying central bank deposits	(64,109)	(84,113)
Total assets for SLR	$241,524	$242,439
Tier 1 leverage ratio	6.4%	6.1%
Supplementary leverage ratio	7.1	7.4

State Street Bank:
Tier 1 capital	$18,687	$18,845
Average assets	272,124	299,379
Less: adjustments for deductions from tier 1 capital and other	(8,120)	(8,976)
Adjusted average assets for tier 1 leverage ratio	264,004	290,403
Additional SLR exposure	41,261	32,985
Adjustments for deductions of qualifying central bank deposits	(64,109)	(84,113)
Total assets for SLR	$241,156	$239,275
Tier 1 leverage ratio	7.1%	6.5%
Supplementary leverage ratio	7.7	7.9

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
External TLAC
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
The following table presents external TLAC and external LTD as of September 30, 2022:

TABLE 38: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2022
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$30,254	26.4%	$24,657	21.5%
Total leverage exposure	30,254	12.5	22,945	9.5
Long-term debt:
Risk-weighted assets	12,653	11.0	8,042	7.0
Total leverage exposure	12,653	5.2	10,869	4.5
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule as part of EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended September 30, 2022, we deducted $64.1 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
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
Our SCB requirement for the period from October 1, 2021 through September 30, 2022 was 2.5%. On June 23, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test. Our SCB calculated under the 2022 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which went into effect starting October 1, 2022 and will run through September 30, 2023.
On September 9, 2022, the U.S. Banking Agencies reaffirmed their commitment to implementing revised regulatory capital requirements that align with the final set of Basel III standards (Basel IV package) issued by the Basel Committee on Banking Supervision in December 2017. They intend to seek public comments on a joint proposed rule in the coming months.
For additional information about our capital, refer to pages 113 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K.
State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2022:

TABLE 39: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 6.890% effective September 15, 2022	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 40: PREFERRED STOCK DIVIDENDS

	Three Months Ended September 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	1,387	13.87	3	950	9.50	2
Series G	1,338	0.33	7	1,338	0.33	7
Total			$21			$20

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$4,425	$1.11	$33	$4,425	$1.11	$33
Series F	3,467	34.67	9	2,869	28.69	11
Series G	4,014	0.99	20	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$76			$79
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first nine months of 2022. We intend to repurchase approximately $1.0 billion of our common stock in the fourth quarter of 2022 under the existing share repurchase program, expiring December 21, 2022.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 41: SHARES REPURCHASED
Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	11.2	$80.00	$900
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 42: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.63	$232	$0.57	$209

	Nine Months Ended September 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.77	$651	$1.61	$570

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
Stock purchases under our common share repurchase program may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction may not be ratable over the duration of the program, may vary from reporting period to reporting period and will depend on several factors, including our capital position and financial performance, investment opportunities, market conditions, the nature and timing of implementation of revisions to the Basel III framework and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
State Street Corporation | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $339.55 billion and $385.74 billion as of September 30, 2022 and December 31, 2021, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $355.85 billion and $404.12 billion as collateral for indemnified securities on loan as of September 30, 2022 and December 31, 2021, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $355.85 billion and $404.12 billion, referenced above, $59.79 billion and $61.56 billion was invested in indemnified repurchase agreements as of September 30, 2022 and December 31, 2021, respectively. We or our agents held $64.52 billion and $67.01 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2022 and December 31, 2021, respectively.
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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2022, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Fee revenue:
Servicing fees	$1,219	$1,391	$3,884	$4,154
Management fees	472	526	1,482	1,523
Foreign exchange trading services	319	279	1,009	911
Securities finance	110	106	313	314
Software and processing fees	184	180	573	551
Other fee revenue	(5)	22	(19)	48
Total fee revenue	2,299	2,504	7,242	7,501
Net interest income:
Interest income	1,101	487	2,326	1,425
Interest expense	441	—	573	4
Net interest income	660	487	1,753	1,421
Other income:
Gains (losses) related to investment securities, net	—	(1)	(2)	(1)
Other income	—	—	—	53
Total other income (loss)	—	(1)	(2)	52
Total revenue	2,959	2,990	8,993	8,974
Provision for credit losses	—	(2)	10	(26)
Expenses:
Compensation and employee benefits	1,042	1,054	3,320	3,373
Information systems and communications	399	406	1,214	1,225
Transaction processing services	227	253	731	786
Occupancy	97	102	288	311
Acquisition and restructuring costs	13	18	34	39
Amortization of other intangible assets	58	62	179	183
Other	274	221	779	642
Total expenses	2,110	2,116	6,545	6,559
Income before income tax expense	849	876	2,438	2,441
Income tax expense	159	162	397	445
Net income	$690	$714	$2,041	$1,996
Net income available to common shareholders	$669	$693	$1,964	$1,910
Earnings per common share:
Basic	$1.82	$1.99	$5.35	$5.49
Diluted	1.80	1.96	5.28	5.40
Average common shares outstanding (in thousands):
Basic	367,789	347,718	367,240	348,106
Diluted	372,418	353,494	372,194	353,376
Cash dividends declared per common share	$.63	$.57	$1.77	$1.61

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2022	2021
Net income	$690	$714
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $101 and $18, respectively	(302)	(156)
Net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($158) and ($39), respectively	(420)	(107)
Net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $96 and $4, respectively	256	13
Net unrealized losses on cash flow hedges, net of related taxes of ($44) and ($4), respectively	(116)	(12)
Net unrealized gains on retirement plans, net of related taxes of $1 and $1, respectively	1	2
Other comprehensive loss	(581)	(260)
Total comprehensive income	$109	$454

	Nine Months Ended September 30,
(In millions)	2022	2021
Net income	$2,041	$1,996
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $164 and $63, respectively	(846)	(307)
Net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($922) and ($214), respectively	(2,483)	(567)
Net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $195 and $3, respectively	526	9
Net unrealized losses on cash flow hedges, net of related taxes of ($133) and ($8), respectively	(350)	(16)
Net unrealized gains on retirement plans, net of related taxes of $8 and $5, respectively	18	12
Other comprehensive loss	(3,135)	(869)
Total comprehensive income (loss)	$(1,094)	$1,127

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2022	December 31, 2021
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$2,748	$3,631
Interest-bearing deposits with banks	99,199	106,358
Securities purchased under resale agreements	1,308	3,012
Trading account assets	685	758
Investment securities available-for-sale (less allowance for credit losses of $1 and $2)	40,986	73,399
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $58,320 and $42,271)	65,232	42,430
Loans (less allowance for credit losses on loans of $97 and $87)	36,016	32,445
Premises and equipment (net of accumulated depreciation of $5,772 and $5,391)	2,283	2,261
Accrued interest and fees receivable	3,526	3,278
Goodwill	7,351	7,621
Other intangible assets	1,568	1,816
Other assets	42,666	37,615
Total assets	$303,568	$314,624
Liabilities:
Deposits:
Non-interest-bearing	$55,894	$56,461
Interest-bearing - U.S.	105,021	102,985
Interest-bearing - non-U.S.	77,321	95,589
Total deposits	238,236	255,035
Securities sold under repurchase agreements	4,250	1,575
Other short-term borrowings	109	128
Accrued expenses and other liabilities	21,326	17,048
Long-term debt	13,999	13,475
Total liabilities	277,920	287,261
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 367,967,505 and 365,982,820 shares outstanding	504	504
Surplus	10,760	10,787
Retained earnings	26,552	25,238
Accumulated other comprehensive income (loss)	(4,268)	(1,133)
Treasury stock, at cost (135,912,137 and 137,896,822 shares)	(9,876)	(10,009)
Total shareholders’ equity	25,648	27,363
Total liabilities and shareholders' equity	$303,568	$314,624

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 56

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					519				519
Other comprehensive income (loss)						(605)			(605)
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $0.52 per share					(182)				(182)
Preferred stock					(25)				(25)
Common stock acquired							6,233	(475)	(475)
Common stock awards exercised				22			(1,111)	49	71
Other					2		2		2
Balance at March 31, 2021	$1,976	503,880	$504	$10,227	$23,751	$(418)	155,847	$(11,035)	$25,005
Net income					763				763
Other comprehensive income (loss)						(4)			(4)
Cash dividends declared:
Common stock -$0.52 per share					(179)				(179)
Preferred stock					(34)				(34)
Common stock acquired							5,017	(425)	(425)
Common stock awards exercised				19			(487)	23	42
Other					(1)				(1)
Balance at June 30, 2021	$1,976	503,880	$504	$10,246	$24,300	$(422)	160,377	$(11,437)	$25,167
Net income					714				714
Other comprehensive income (loss)						(260)			(260)
Common stock issued				516			(21,724)	1,384	1,900
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock acquired									—
Common stock awards exercised				8			(399)	20	28
Other				(7)			(4)	1	(6)
Balance at September 30, 2021	$1,976	503,880	$504	$10,763	$24,785	$(682)	138,250	$(10,032)	$27,314

Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	27,363
Net income					604				604
Other comprehensive income (loss)						(1,565)			(1,565)
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				(11)			(1,132)	77	66
Other				(14)	(1)		—		(15)
Balance at March 31, 2022	$1,976	503,880	$504	$10,762	$25,612	$(2,698)	136,765	$(9,932)	$26,224
Net income					747				747
Other comprehensive income (loss)						(989)			(989)
Cash dividends declared:
Common stock - $0.57 per share					(210)				(210)
Preferred stock					(35)				(35)
Common stock awards exercised				(5)			(505)	34	29
Other					1				1
Balance at June 30, 2022	$1,976	503,880	$504	$10,757	$26,115	$(3,687)	136,260	$(9,898)	$25,767
Net income					690				690
Other comprehensive income (loss)						(581)			(581)
Cash dividends declared:
Common stock - $0.63 per share					(232)				(232)
Preferred stock					(21)				(21)
Common stock awards exercised				3			(348)	22	25
Balance at September 30, 2022	$1,976	503,880	$504	$10,760	$26,552	$(4,268)	135,912	$(9,876)	$25,648

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 57

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating Activities:
Net income	$2,041	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(6)	(52)
Amortization of other intangible assets	179	183
Other non-cash adjustments for depreciation, amortization and accretion, net	558	1,015
Losses (gains) related to investment securities, net	2	1
Provision for credit losses	10	(26)
Change in trading account assets, net	73	94
Change in accrued interest and fees receivable, net	(248)	(302)
Change in collateral deposits, net	4,761	(7,723)
Change in unrealized losses (gains) on foreign exchange derivatives, net	(5,155)	(8,131)
Change in other assets, net	1,644	279
Change in accrued expenses and other liabilities, net	700	1,468
Other, net	359	261
Net cash provided by (used in) operating activities	4,918	(10,937)
Investing Activities:
Net decrease in interest-bearing deposits with banks	7,160	9,407
Net decrease in securities purchased under resale agreements	1,704	259
Proceeds from sales of available-for-sale securities	4,545	9,252
Proceeds from maturities of available-for-sale securities	14,952	16,281
Purchases of available-for-sale securities	(15,777)	(39,972)
Proceeds from maturities of held-to-maturity securities under the MMLF program	—	3,299
Proceeds from maturities of held-to-maturity securities	8,098	12,564
Purchases of held-to-maturity securities	(7,755)	(5,984)
Sale of loans	1,739	64
Net (increase) in loans	(6,134)	(4,873)
Business acquisitions, net of cash acquired	—	(346)
Divestitures	—	13
Purchases of equity investments and other long-term assets	(193)	(122)
Purchases of premises and equipment, net	(530)	(556)
Other, net	102	236
Net cash provided by (used in) investing activities	7,911	(478)
Financing Activities:
Net (decrease) in time deposits	(709)	(1,643)
Net (decrease) increase in all other deposits	(16,086)	21,227
Net increase (decrease) in securities sold under repurchase agreements	2,675	(2,776)
Net (decrease) in short-term borrowings under money market liquidity facility	—	(3,302)
Net (decrease) in other short-term borrowings	(20)	(137)
Proceeds from issuance of long-term debt, net of issuance costs	2,735	844
Payments for long-term debt and obligations under finance leases	(1,507)	(1,530)
Payments for redemption of preferred stock	—	(500)
Proceeds from issuance of common stock, net of issuance costs	—	1,900
Repurchases of common stock	—	(900)
Repurchases of common stock for employee tax withholding	(96)	(6)
Payments for cash dividends	(704)	(623)
Net cash (used in) provided by financing activities	(13,712)	12,554
Net (decrease) increase	(883)	1,139
Cash and due from banks at beginning of period	3,631	3,467
Cash and due from banks at end of period	$2,748	$4,606

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
We did not adopt any other new accounting standards in the third quarter of 2022 that had a material impact to our financial statements.
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
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2022
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	—	118	—		118
Other	—	528	—		528
Total trading account assets	39	646	—		685
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	7,856	—	—		7,856
Mortgage-backed securities	—	9,403	—		9,403
Total U.S. Treasury and federal agencies	7,856	9,403	—		17,259
Non-U.S. debt securities:
Mortgage-backed securities	—	1,662	—		1,662
Asset-backed securities	—	1,640	—		1,640
Non-U.S. sovereign, supranational and non-U.S. agency	—	13,674	—		13,674
Other	—	2,084	—		2,084
Total non-U.S. debt securities	—	19,060	—		19,060
Asset-backed securities:
Student loans	—	133	—		133
Collateralized loan obligations	—	2,317	—		2,317
Non-agency CMBS and RMBS(2)	—	215	—		215
Other	—	88	—		88
Total asset-backed securities	—	2,753	—		2,753
State and political subdivisions	—	924	—		924
Other U.S. debt securities	—	990	—		990
Total available-for-sale investment securities	7,856	33,130	—		40,986
Other assets:
Derivative instruments:
Foreign exchange contracts	2	30,117	15	$(18,950)	11,184
Interest rate contracts	—	—	—	—	—
Total derivative instruments	2	30,117	15	(18,950)	11,184
Other	7	662	—	—	669
Total assets carried at fair value	$7,904	$64,555	$15	$(18,950)	$53,524
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$30,404	$8	$(22,346)	$8,070
Interest rate contracts	4	—	—	—	4
Other derivative contracts	—	245	—	—	245
Total derivative instruments	8	30,649	8	(22,346)	8,319
Total liabilities carried at fair value	$8	$30,649	$8	$(22,346)	$8,319

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.41 billion and $5.81 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2022 and 2021, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During both the three and nine months ended September 30, 2022, there were no transfers into and out of level 3. During the three months ended September 30, 2021, there were no transfers into level 3. During the nine months ended September 30, 2021, transfers into level 3 were primarily related to a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the three and nine months ended September 30, 2021, transfers out of level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2022
	Fair Value as of June 30, 2022	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$15	$7	$—	$5	$—	$(12)	$—	$—	$15	$8
Total derivative instruments	15	7	—	5	—	(12)	—	—	15	8
Total assets carried at fair value	$15	$7	$—	$5	$—	$(12)	$—	$—	$15	$8

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2022
	Fair Value as of December 31, 2021	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$6	$—	$9	$—	$—	$—	$—	$15	$6
Total derivative instruments	—	6	—	9	—	—	—	—	15	6
Total assets carried at fair value	$—	$6	$—	$9	$—	$—	$—	$—	$15	$6

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of September 30, 2022	As of December 31, 2021	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2022			As of September 30, 2022	As of December 31, 2021
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$15	$—	Option model	Volatility	4.7%	-	24.1%	8.5%	15.2%
Total	$15	$—
Liabilities:
Derivative instruments, foreign exchange contracts	$8	$—	Option model	Volatility	7.6%	-	23.9%	8.4%	14.7%
Total	$8	$—

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2022
Financial Assets:
Cash and due from banks	$2,748	2,748	$2,748	$—	$—
Interest-bearing deposits with banks	99,199	99,199	—	99,199	—
Securities purchased under resale agreements	1,308	1,308	—	1,308	—
Investment securities held-to-maturity	65,232	58,320	11,268	47,052	—
Net loans(1)	36,016	35,746	—	33,481	2,265
Financial Liabilities:
Deposits:
Non-interest-bearing	$55,894	$55,894	$—	$55,894	$—
Interest-bearing - U.S.	105,021	105,021	—	105,021	—
Interest-bearing - non-U.S.	77,321	77,321	—	77,321	—
Securities sold under repurchase agreements	4,250	4,250	—	4,250	—
Other short-term borrowings	109	109	—	109	—
Long-term debt	13,999	13,069	—	12,913	156

(1) No loans were classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2022.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2021
Financial Assets:
Cash and due from banks	$3,631	$3,631	$3,631	$—	$—
Interest-bearing deposits with banks	106,358	106,358	—	106,358	—
Securities purchased under resale agreements	3,012	3,012	—	3,012	—
Investment securities held-to-maturity	42,430	42,271	2,160	40,111	—
Net loans(1)	32,445	32,528	—	29,862	2,666
Other(2)	1	1	—	1	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$56,461	$56,461	$—	$56,461	$—
Interest-bearing - U.S.	102,985	102,985	—	102,985	—
Interest-bearing - non-U.S.	95,589	95,589	—	95,589	—
Securities sold under repurchase agreements	1,575	1,575	—	1,575	—
Other short-term borrowings	128	128	—	128	—
Long-term debt	13,475	13,552	—	13,385	167
Other(2)	1	1	—	1	—

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,150	$13	$307	$7,856	$18,111	$24	$196	$17,939
Mortgage-backed securities	9,618	—	215	9,403	18,154	148	94	18,208
Total U.S. Treasury and federal agencies	17,768	13	522	17,259	36,265	172	290	36,147
Non-U.S. debt securities:
Mortgage-backed securities	1,680	—	18	1,662	1,986	12	3	1,995
Asset-backed securities(1)	1,671	—	31	1,640	2,087	2	2	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	14,142	2	470	13,674	23,533	114	100	23,547
Other(2)	2,262	—	178	2,084	3,113	17	32	3,098
Total non-U.S. debt securities	19,755	2	697	19,060	30,719	145	137	30,727
Asset-backed securities:
Student loans(3)	134	—	1	133	209	2	—	211
Collateralized loan obligations(4)	2,371	—	54	2,317	2,155	2	2	2,155
Non-agency CMBS and RMBS(5)	220	—	5	215	52	—	—	52
Other	90	—	2	88	90	1	—	91
Total asset-backed securities	2,815	—	62	2,753	2,506	5	2	2,509
State and political subdivisions	952	—	28	924	1,216	59	3	1,272
Other U.S. debt securities(6)	1,073	—	83	990	2,734	23	13	2,744
Total available-for-sale securities(7)(9)	$42,363	$15	$1,392	$40,986	$73,440	$404	$445	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,637	$—	$353	$11,284	$2,170	$10	$—	$2,180
Mortgage-backed securities	42,967	—	6,207	36,760	33,481	362	578	33,265
Total U.S. Treasury and federal agencies	54,604	—	6,560	48,044	35,651	372	578	35,445
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,141	—	268	5,873	1,564	—	9	1,555
Total non-U.S. debt securities	6,141	—	268	5,873	1,564	—	9	1,555
Asset-backed securities:
Student loans(3)	4,238	1	104	4,135	4,908	48	14	4,942
Non-agency CMBS and RMBS(8)	249	19	—	268	307	22	—	329
Total asset-backed securities	4,487	20	104	4,403	5,215	70	14	5,271
Total held-to-maturity securities(7)	$65,232	$20	$6,932	$58,320	$42,430	$442	$601	$42,271

(1) As of September 30, 2022 and December 31, 2021, the fair value includes non-U.S. collateralized loan obligations of $0.78 billion and $0.83 billion, respectively.
(2) As of September 30, 2022 and December 31, 2021, the fair value includes non-U.S. corporate bonds of $1.11 billion and $1.53 billion, respectively.
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(5) Consists entirely of non-agency CMBS as of both September 30, 2022 and December 31, 2021.
(6) As of September 30, 2022 and December 31, 2021, the fair value of U.S. corporate bonds was $0.99 billion and $2.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2022.
(8) As of September 30, 2022 and December 31, 2021, the total amortized cost included $239 million and $292 million, respectively, of non-agency CMBS and $10 million and $14 million of non-agency RMBS, respectively.
(9) As of both September 30, 2022 and December 31, 2021, total amortized cost included an allowance for credit losses on AFS investment securities of $1 million.
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $83.71 billion and $80.81 billion as of September 30, 2022 and December 31, 2021, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
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
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of September 30, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,995	$38	$5,206	$269	$7,201	$307
Mortgage-backed securities	8,949	180	346	35	9,295	215
Total U.S. Treasury and federal agencies	10,944	218	5,552	304	16,496	522
Non-U.S. debt securities:
Mortgage-backed securities	1,343	14	235	4	1,578	18
Asset-backed securities	1,361	25	245	6	1,606	31
Non-U.S. sovereign, supranational and non-U.S. agency	9,820	271	3,042	199	12,862	470
Other	970	51	1,023	127	1,993	178
Total non-U.S. debt securities	13,494	361	4,545	336	18,039	697
Asset-backed securities:
Student loans	84	1	6	—	90	1
Collateralized loan obligations	1,728	40	591	14	2,319	54
Non-agency CMBS and RMBS	215	5	—	—	215	5
Other	88	2	—	—	88	2
Total asset-backed securities	2,115	48	597	14	2,712	62
State and political subdivisions	860	23	42	5	902	28
Other U.S. debt securities	559	36	431	47	990	83
Total	$27,972	$686	$11,167	$706	$39,139	$1,392

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,749	$194	$1,624	$2	$16,373	$196
Mortgage-backed securities	10,417	80	369	14	10,786	94
Total U.S. Treasury and federal agencies	25,166	274	1,993	16	27,159	290
Non-U.S. debt securities:
Mortgage-backed securities	577	3	30	—	607	3
Asset-backed securities	1,021	2	127	—	1,148	2
Non-U.S. sovereign, supranational and non-U.S. agency	10,406	97	63	3	10,469	100
Other	1,570	31	19	1	1,589	32
Total non-U.S. debt securities	13,574	133	239	4	13,813	137
Asset-backed securities:
Collateralized loan obligations	1,268	2	—	—	1,268	2
Total asset-backed securities	1,268	2	—	—	1,268	2
State and political subdivisions	10	—	45	3	55	3
Other U.S. debt securities	1,214	13	—	—	1,214	13
Total	$41,232	$422	$2,277	$23	$43,509	$445
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2022. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of September 30, 2022
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,919	$1,883	$5,703	$5,433	$528	$540	$—	$—	$8,150	$7,856
Mortgage-backed securities	53	52	502	498	7,239	7,111	1,824	1,742	9,618	9,403
Total U.S. Treasury and federal agencies	1,972	1,935	6,205	5,931	7,767	7,651	1,824	1,742	17,768	17,259
Non-U.S. debt securities:
Mortgage-backed securities	123	123	339	336	20	20	1,198	1,183	1,680	1,662
Asset-backed securities	272	266	653	642	422	415	324	317	1,671	1,640
Non-U.S. sovereign, supranational and non-U.S. agency	3,929	3,894	7,653	7,244	2,560	2,536	—	—	14,142	13,674
Other	241	238	1,864	1,715	130	110	27	21	2,262	2,084
Total non-U.S. debt securities	4,565	4,521	10,509	9,937	3,132	3,081	1,549	1,521	19,755	19,060
Asset-backed securities:
Student loans	51	51	—	—	—	—	83	82	134	133
Collateralized loan obligations	164	161	422	413	1,240	1,214	545	529	2,371	2,317
Non-agency CMBS and RMBS	—	—	—	—	—	—	220	215	220	215
Other	—	—	90	88	—	—	—	—	90	88
Total asset-backed securities	215	212	512	501	1,240	1,214	848	826	2,815	2,753
State and political subdivisions	197	195	309	299	390	379	56	51	952	924
Other U.S. debt securities	91	89	942	864	40	37	—	—	1,073	990
Total	$7,040	$6,952	$18,477	$17,532	$12,569	$12,362	$4,277	$4,140	$42,363	$40,986
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$97	$96	$11,502	$11,152	$24	$22	$14	$14	$11,637	$11,284
Mortgage-backed securities	158	143	622	584	4,549	3,756	37,638	32,277	42,967	36,760
Total U.S. Treasury and federal agencies	255	239	12,124	11,736	4,573	3,778	37,652	32,291	54,604	48,044
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	638	632	4,945	4,722	558	519	—	—	6,141	5,873
Total non-U.S. debt securities	638	632	4,945	4,722	558	519	—	—	6,141	5,873
Asset-backed securities:
Student loans	315	304	12	12	989	973	2,922	2,846	4,238	4,135
Non-agency CMBS and RMBS	176	183	—	—	—	—	73	85	249	268
Total asset-backed securities	491	487	12	12	989	973	2,995	2,931	4,487	4,403
Total	$1,384	$1,358	$17,081	$16,470	$6,120	$5,270	$40,647	$35,222	$65,232	$58,320

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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2022, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We had no allowance for credit losses on our HTM securities as of both September 30, 2022 and December 31, 2021.
Our allowance for credit losses on our AFS securities was approximately $1 million and $2 million as of September 30, 2022 and December 31, 2021, respectively. In the third quarter of 2022, we recorded $1 million provision for credit losses and no  charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the resulting gross pre-tax unrealized losses of $8.32 billion related to 2,150 securities as of September 30, 2022 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,094	$12,396
Leveraged loans	2,346	3,106
Overdrafts	2,787	1,796
Other(3)	2,133	2,262
Commercial real estate	2,921	2,554
Total domestic	22,281	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	8,454	7,778
Leveraged loans	1,006	1,328
Overdrafts	4,372	1,312
Total foreign	13,832	10,418
Total loans(2)	36,113	32,532
Allowance for credit losses	(97)	(87)
Loans, net of allowance	$36,016	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $7.69 billion private equity capital call finance loans, $6.57 billion loans to real money funds, $4.25 billion collateralized loan obligations in loan form and $1.10 billion loans to business development companies as of September 30, 2022, compared to $9.15 billion private equity capital call finance loans, $6.40 billion loans to real money funds, $2.91 billion collateralized loan obligations in loan form and $1.39 billion loans to business development companies as of December 31, 2021.
(3) Includes $1.73 billion securities finance loans, $389 million loans to municipalities and $19 million other loans as of September 30, 2022 and $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.

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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2022 and December 31, 2021, the loans pledged as collateral totaled $9.76 billion and $10.08 billion, respectively.
As of both September 30, 2022 and December 31, 2021, we had no loans on non-accrual status.
We sold $21 million of loans in the third quarter of 2022.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the third quarter of 2022.
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
We measure expected credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. Each reporting period, we assess whether the assets in the pool continue to display similar risk characteristics.
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2022, we had 11 loans for $130 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $8 million as of September 30, 2022 on these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2022.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 83% of our loans were rated as investment grade as of September 30, 2022 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 15% of our loans as of September 30, 2022, and are concentrated in leveraged loans. Approximately 97% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2022.
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
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$27,617	$2,447	$30,064
Speculative	5,128	385	5,513
Special mention	317	89	406
Substandard	130	—	130
Total(1)	$33,192	$2,921	$36,113

December 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,974	$2,222	$27,196
Speculative	4,714	270	4,984
Special mention	118	62	180
Substandard	164	—	164
Total(1)(2)	$29,970	$2,554	$32,524

(1) Loans Include $7.16 billion and $3.11 billion of overdrafts as of September 30, 2022 and December 31, 2021, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of September 30, 2022, $5.78 billion overdrafts were investment grade and $1.37 billion overdrafts were speculative.
(2) Total does not include $8 million of loans classified as held-for-sale as of December 31, 2021.
For additional information about credit quality, refer to pages 151 to 154 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2022. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,818	$184	$88	$328	$—	$10	$13,165	$16,593
Speculative	251	797	176	433	289	147	287	2,380
Special mention	—	93	—	155	29	19	—	296
Substandard	7	—	5	41	31	7	—	91
Total commercial and financing	$3,076	$1,074	$269	$957	$349	$183	$13,452	$19,360
Commercial real estate:
Risk Rating:
Investment grade	$365	$612	$100	331	$566	$473	$—	$2,447
Speculative	—	—	49	197	111	28	—	385
Special mention	—	—	—	49	40	—	—	89
Total commercial real estate	$365	$612	$149	$577	$717	$501	$—	$2,921
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,661	$2,729	$—	$—	$—	$—	$3,634	$11,024
Speculative	1,291	486	95	166	96	61	553	2,748
Special mention	—	—	16	5	—	—	—	21
Substandard	1	—	—	—	38	—	—	39
Total commercial and financing	$5,953	$3,215	$111	$171	$134	$61	$4,187	$13,832

Total loans	$9,394	$4,901	$529	$1,705	$1,200	$745	$17,639	$36,113

(1) Any reserve associated with accrued interest is not material. As of September 30, 2022, accrued interest receivable of $137 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

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

The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$69	$10	$16	$2	$17	$—	$114
Charge-offs	—	—	—	—	—	—	—
Provision	6	(5)	2	(1)	(2)	—	—
Ending balance	$75	$5	$18	$1	$15	$—	$114

(1) Includes $4 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$12	$14	$2	$19	$—	$108
Charge-offs	(4)	—	—	—	—	—	(4)
Provision	18	(7)	4	(1)	(4)	—	10
Ending balance	$75	$5	$18	$1	$15	$—	$114

(1) Includes $4 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$74	$12	$14	$2	$19	$—	$121
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	(4)	—	1	—	1	—	(2)
Foreign currency translation	(1)	—	—	—	—	—	(1)
Ending balance	$68	$12	$15	$2	$20	$—	$117

(1) Includes $11 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2021
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$97	$17	$8	$3	$22	$1	$148
Charge-offs(1)	(2)	—	—	—	—	—	(2)
Provision	(24)	(5)	7	(1)	(2)	(1)	(26)
Foreign currency translation	(3)	—	—	—	—	—	(3)
Ending balance	$68	$12	$15	$2	$20	$—	$117

(1) Includes $11 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated credit losses in the loan portfolio. In the third quarter of 2022, we recorded no provision for credit losses, as a downward shift in management's economic outlook was offset by a reduction in loan portfolio risk. In the third quarter of 2021, we reduced the allowance for credit losses by $4 million, principally through a $2 million reserve release in the provision for credit losses. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2020	$7,413	$270	$7,683
Acquisitions(1)	66	—	66
Divestitures(2)	(17)	—	(17)
Foreign currency translation	(108)	(3)	(111)
Ending balance December 31, 2021	$7,354	$267	$7,621
Acquisitions	3	—	3
Foreign currency translation	(265)	(8)	(273)
Ending balance September 30, 2022	$7,092	$259	$7,351

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

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2020	$1,733	$94	$1,827
Acquisitions(1)	264	—	264
Amortization	(221)	(24)	(245)
Foreign currency translation	(30)	—	(30)
Ending balance December 31, 2021	1,746	70	1,816
Acquisitions	—	—	—
Amortization	(163)	(16)	(179)
Foreign currency translation	(69)	—	(69)
Ending balance September 30, 2022	$1,514	$54	$1,568

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
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,655	$(1,543)	$1,112
Technology	399	(166)	233
Core deposits	666	(457)	209
Other	86	(72)	14
Total	$3,806	$(2,238)	$1,568

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,786	$(1,497)	$1,289
Technology	403	(142)	261
Core deposits	696	(451)	245
Other	96	(75)	21
Total	$3,981	$(2,165)	$1,816
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Securities borrowed(1)	$16,891	$22,300
Derivative instruments, net	11,184	4,108
Bank-owned life insurance	3,628	3,554
Investments in joint ventures and other unconsolidated entities(2)	3,250	3,162
Collateral, net	2,703	1,011
Deferred tax assets, net of valuation allowance(3)	1,083	254
Receivable for securities settlement	1,021	213
Prepaid expenses	642	612
Right-of-use assets	478	542
Accounts receivable	418	236
Income taxes receivable	161	317
Deposits with clearing organizations	62	62
Other(4)	1,145	1,244
Total	$42,666	$37,615

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $174 million and $109 million as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022, there were no upward adjustments resulting from observable pricing changes that were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $740 million and $544 million as of September 30, 2022 and December 31, 2021, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2022, is approximately $233 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$1,856	$9,604
Foreign exchange contracts:
Forward, swap and spot	2,054,428	2,569,449
Options purchased	1,032	328
Options written	697	210
Futures	1,537	2,359
Other:
Stable value contracts(1)	31,749	32,868
Deferred value awards(2)	341	308
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	24,816	15,100
Foreign exchange contracts:
Forward and swap	8,387	6,700

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$29,695	$15,216	$30,397	$15,790
Other derivative contracts	—	—	245	301
Total	$29,695	$15,216	$30,642	$16,091

Derivatives designated as hedging instruments:
Foreign exchange contracts	$439	$59	$19	$35
Interest rate contracts	—	2	4	—
Total	$439	$61	$23	$35

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$207	$186	$676	$617
Foreign exchange contracts	Interest expense	(16)	16	—	53
Interest rate contracts	Foreign exchange trading services revenue	—	—	—	1
Other derivative contracts	Compensation and employee benefits	(11)	(35)	(75)	(158)
Total		$180	$167	$601	$513

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$11,018	$(664)	$399
Available-for-sale securities(2)(3)	9,884	(709)	11

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,026	$(64)	$514
Available-for-sale securities	3,551	—	24

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the prepayable financial assets designated in last-of-layer hedging relationships (hedged item is the last layer of a closed portfolio of prepayable financial assets expected to remain outstanding at the end of the hedging relationship). At September 30, 2022 and December 31, 2021, the amortized cost of the closed portfolios used in these hedging relationships was $214 million and zero, respectively, of which $66 million and zero, respectively, was designated in the last-of-layer hedging relationship. At September 30, 2022 and December 31, 2021, the cumulative adjustment associated with these hedging relationships was ($5) million and zero, respectively.
(3) Carrying amount represents amortized cost.
As of September 30, 2022 and December 31, 2021, the total notional amount of the interest rate swaps of fair value hedges was $17.82 billion and $6.95 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2022	2021			2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$349	$15	Available-for-sale securities(1)	Net interest income	$(349)	$(17)
Interest rate contracts	Net interest income	(261)	(7)	Long-term debt	Net interest income	261	8
Total		$88	$8			$(88)	$(9)

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2022	2021			2022	2021
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$707	9	Available-for-sale securities(2)	Net interest income	$(709)	$(12)
Interest rate contracts	Net interest income	(600)	(26)	Long-term debt	Net interest income	600	26
Total		$107	$(17)			$(109)	$14

(1) In the three months ended September 30, 2022, approximately $256 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $13 million of net unrealized gains in the same period in 2021.
(2) In the nine months ended September 30, 2022, approximately $526 million of net unrealized gains on AFS investment securities designated in fair value hedges was recognized in OCI compared to $9 million of net unrealized gains in the same period in 2021.
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2022	2021
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(222)	$(3)	Net interest income	$(22)	$22
Foreign exchange contracts	39	12	Net interest income	—	2
Total derivatives designated as cash flow hedges	$(183)	$9		$(22)	$24

Derivatives designated as net investment hedges:
Foreign exchange contracts	$395	$111	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	395	111		—	—
Total	$212	$120		$(22)	$24

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(604)	$(9)	Net interest income	$3	$62
Foreign exchange contracts	215	$55	Net interest income	6	8
Total derivatives designated as cash flow hedges	$(389)	$46		$9	$70

Derivatives designated as net investment hedges:
Foreign exchange contracts	$723	$222	Gains (losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	723	222		—	—

Total	$334	$268		$9	$70

(1) As of September 30, 2022, the maximum maturity date of the underlying hedged items is approximately 4.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in net liability positions. The aggregate fair value of all derivatives with credit contingent features and in a liability position as of September 30, 2022 totaled approximately $7.20 billion, against which we provided $5.54 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2022, the maximum additional collateral we would be required to post to our counterparties is approximately $1.66 billion.
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 162 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
As of September 30, 2022 and December 31, 2021, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $4.08 billion and $1.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged for both was nil.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$30,134	$(16,537)	$13,597	$—	$13,597
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(2,413)	(2,413)	(1,533)	(3,946)
Total derivatives	30,134	(18,950)	11,184	(1,533)	9,651
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	104,880	(86,681)	18,199	(17,491)	708
Total derivatives and other financial instruments	$135,014	$(105,631)	$29,383	$(19,024)	$10,359

Assets:	December 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,185	$(9,113)	$6,072	$—	$6,072
Interest rate contracts(6)	2	—	2	—	2
Cash collateral and securities netting	NA	(1,966)	(1,966)	(723)	(2,689)
Total derivatives	15,187	(11,079)	4,108	(723)	3,385
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	102,375	(77,063)	25,312	(25,096)	216
Total derivatives and other financial instruments	$117,562	$(88,142)	$29,420	$(25,819)	$3,601

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
(7) Included in the $18.20 billion as of September 30, 2022 were $1.31 billion of resale agreements and $16.89 billion of collateral provided related to securities borrowing. Included in the $25.31 billion as of December 31, 2021 were $3.01 billion of resale agreements and $22.30 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$30,416	$(16,537)	$13,879	$—	$13,879
Interest rate contracts(6)	4	—	4	—	4
Other derivative contracts	245	—	245	—	245
Cash collateral and securities netting	NA	(5,809)	(5,809)	(1,485)	(7,294)
Total derivatives	30,665	(22,346)	8,319	(1,485)	6,834
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	94,705	(86,681)	8,024	(7,343)	681
Total derivatives and other financial instruments	$125,370	$(109,027)	$16,343	$(8,828)	$7,515

Liabilities:	December 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,825	$(9,113)	$6,712	$—	$6,712
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	301	—	301	—	301
Cash collateral and securities netting	NA	(1,282)	(1,282)	(989)	(2,271)
Total derivatives	16,126	(10,395)	5,731	(989)	4,742
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	82,674	(77,063)	5,611	(4,066)	1,545
Total derivatives and other financial instruments	$98,800	$(87,458)	$11,342	$(5,055)	$6,287

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
(7) Included in the $8.02 billion as of September 30, 2022 were $4.25 billion of repurchase agreements and $3.77 billion of collateral received related to securities lending transactions. Included in the $5.61 billion as of December 31, 2021 were $1.57 billion of repurchase agreements and $4.04 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of September 30, 2022					As of December 31, 2021
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$87,533	$—	$44	$—	$87,577	$75,266	$—	$—	$—	$75,266
Total	87,533	—	44	—	87,577	75,266	—	—	—	75,266
Securities lending transactions:
US Treasury and agency securities	1	—	—	—	1	—	—	—	—	—
Corporate debt securities	62	—	—	—	62	92	—	—	—	92
Equity securities	5,342	9	—	1,714	7,065	5,964	24	11	1,316	7,315
Other(1)	—	—	—	—	—	1	—	—	—	1
Total	5,405	9	—	1,714	7,128	6,057	24	11	1,316	7,408
Gross amount of recognized liabilities for repurchase agreements and securities lending	$92,938	$9	$44	$1,714	$94,705	$81,323	$24	$11	$1,316	$82,674

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Commitments:
Unfunded credit facilities	$31,534	$33,026
Guarantees(1):
Indemnified securities financing	$339,548	$385,740
Standby letters of credit	2,162	3,237

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 76% of our unfunded commitments to extend credit expire within one year as of September 30, 2022, compared to approximately 76% as of December 31, 2021.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2022	December 31, 2021
Fair value of indemnified securities financing	$339,548	$385,740
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	355,848	404,121
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	59,787	61,560
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	64,515	67,014
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2022 and December 31, 2021, we had approximately $16.89 billion and $22.30 billion, respectively, of collateral provided and approximately $3.77 billion and $4.04 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2022, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $15 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2022, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $50 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $236 million and $252 million as of September 30, 2022 and December 31, 2021, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of September 30, 2022 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 168 to 169 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2021 Form 10-K.
Interests in Investment Funds
As of both September 30, 2022 and December 31, 2021, we had no consolidated funds. As of both September 30, 2022 and December 31, 2021, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $15 million and $17 million as of September 30, 2022 and December 31, 2021, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of September 30, 2022 and December 31, 2021, our potential maximum loss exposure related to these unconsolidated entities totaled $1.66 billion and $1.69 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2022:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2022 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(3)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 6.890% effective September 15, 2022	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	1,387	13.87	3	950	9.50	2
Series G	1,338	0.33	7	1,338	0.33	7
Total			$21			$20

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$4,425	$1.11	$33	$4,425	$1.11	$33
Series F	3,467	34.67	9	2,869	28.69	11
Series G	4,014	0.99	20	4,014	0.99	21
Series H	2,813	28.13	14	2,813	28.13	14
Total			$76			$79

In October 2022, we declared dividends on our series D, F, G and H preferred stock of approximately $1,475, $1,742, $1,338 and $2,813, respectively, per share, or approximately $0.37, $17.42, $0.33 and $28.13, respectively, per depositary share. These dividends total approximately $11 million, $4 million, $7 million and $14 million on our series D, F, G and H preferred stock, respectively, which will be paid in December 2022.
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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first nine months of 2022. We intend to repurchase approximately $1.0 billion of our common stock in the fourth quarter of 2022 under the existing share repurchase program, expiring December 21, 2022.

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the activity under our common share repurchase program for the periods indicated:

Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
—	$—	$—	11.2	$80.00	$900

The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.63	$232	$0.57	$209

	Nine Months Ended September 30,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.77	$651	$1.61	$570

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2022	2021
Net unrealized gains (losses) on cash flow hedges	$(352)	$41
Net unrealized gains (losses) on available-for-sale securities portfolio	(1,711)	227
Net unrealized gains (losses) related to reclassified available-for-sale securities	(803)	39
Net unrealized gains (losses) on available-for-sale securities	(2,514)	266
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges	509	24
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	791	18
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	(2)
Net unrealized (losses) on retirement plans	(112)	(166)
Foreign currency translation	(2,588)	(863)
Total	$(4,268)	$(682)

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(2)	$(48)	$68	$(2)	$(130)	$(1,019)	$(1,133)
Other comprehensive income (loss) before reclassifications	(344)	(1,957)	723	—	(1)	(1,569)	(3,148)
Amounts reclassified into (out of) accumulated other comprehensive loss	(6)	—	—	—	19	—	13
Other comprehensive income (loss)	(350)	(1,957)	723	—	18	(1,569)	(3,135)
Balance as of September 30, 2022	$(352)	$(2,005)	$791	$(2)	$(112)	$(2,588)	$(4,268)

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2020	$57	$848	$(204)	$(2)	$(178)	$(334)	$187
Other comprehensive income (loss) before reclassifications	35	(558)	222	—	—	(529)	(830)
Amounts reclassified into (out of) accumulated other comprehensive loss	(51)	—	—	—	12	—	(39)
Other comprehensive income (loss)	(16)	(558)	222	—	12	(529)	(869)
Balance as of September 30, 2021	$41	$290	$18	$(2)	$(166)	$(863)	$(682)

The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2022	2021
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of ($6) and $6, respectively	$16	$(18)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and $1, respectively	2	2	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$18	$(16)

	Nine Months Ended September 30,
	2022	2021
(In millions)	Amounts Reclassified (into) out of Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
(Gain) reclassified from accumulated other comprehensive income into income, net of related taxes of $3 and $19, respectively	$(6)	$(51)	Net interest income reclassified from other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $8 and $5, respectively	19	12	Compensation and employee benefits expenses
Total reclassifications into (out of) Accumulated other comprehensive loss	$13	$(39)
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
As of September 30, 2022, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2022, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2022 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches September 30, 2022	Basel III Standardized Approach September 30, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,264	$11,264	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			26,552	26,552	25,238	25,238	17,711	17,711	15,700	15,700
Accumulated other comprehensive income (loss)			(4,268)	(4,268)	(1,133)	(1,133)	(3,937)	(3,937)	(926)	(926)
Treasury stock, at cost			(9,876)	(9,876)	(10,009)	(10,009)	—	—	—	—
Total			23,672	23,672	25,387	25,387	26,807	26,807	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,433)	(8,433)	(8,935)	(8,935)	(8,180)	(8,180)	(8,667)	(8,667)
Other adjustments(1)			(113)	(113)	(505)	(505)	60	60	(309)	(309)
Common equity tier 1 capital			15,126	15,126	15,947	15,947	18,687	18,687	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			17,102	17,102	17,923	17,923	18,687	18,687	18,845	18,845
Qualifying subordinated long-term debt			1,380	1,380	1,588	1,588	544	544	752	752
Allowance for credit losses			—	112	—	108	—	112	—	108
Total capital			$18,482	$18,594	$19,511	$19,619	$19,231	$19,343	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$63,621	$113,357	$63,735	$109,554	$57,285	$111,617	$57,405	$106,405
Operational risk(3)			42,825	NA	45,550	NA	42,438	NA	42,813	NA
Market risk			1,325	1,325	2,113	2,113	1,325	1,325	2,113	2,113
Total risk-weighted assets			$107,771	$114,682	$111,398	$111,667	$101,048	$112,942	$102,331	$108,518

Adjusted quarterly average assets			$266,622	$266,622	$293,567	$293,567	$264,004	$264,004	$290,403	$290,403

Capital Ratios:	2022 Minimum Requirements(4)	2021 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	14.0%	13.2%	14.3%	14.3%	18.5%	16.5%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.9	14.9	16.1	16.1	18.5	16.5	18.4	17.4
Total capital	11.5	11.5	17.1	16.2	17.5	17.6	19.0	17.1	19.2	18.2
Tier 1 leverage	4.0	4.0	6.4	6.4	6.1	6.1	7.1	7.1	6.5	6.5

(1) Other adjustments within CET1 capital primarily include AOCI hedges that are not recognized at fair value on the balance sheet, the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
NA Not applicable
State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Interest income:
Interest-bearing deposits with banks	$202	$—	$281	$(13)
Investment securities:
Investment securities available-for-sale	176	150	452	435
Investment securities held-to-maturity	271	158	672	501
Investment securities purchased under money market liquidity facility	—	—	—	4
Total investment securities	447	308	1,124	940
Securities purchased under resale agreements	57	6	105	19
Loans	256	168	627	466
Other interest-earning assets	139	5	189	13
Total interest income	1,101	487	2,326	1,425
Interest expense:
Interest-bearing deposits	300	(62)	260	(196)
Short-term borrowings under money market liquidity facility	—	—	—	4
Securities sold under repurchase agreements	2	—	5	—
Other short-term borrowings	—	—	1	1
Long-term debt	97	51	234	165
Other interest-bearing liabilities	42	11	73	30
Total interest expense	441	—	573	4
Net interest income	$660	$487	$1,753	$1,421
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Professional services	$92	$91	$273	$246
Sales advertising and public relations	28	13	69	46
Securities processing	21	8	41	22
Regulatory fees and assessments	19	16	63	53
Bank operations	11	3	24	7
Donations	7	—	20	1
Other	96	90	289	267
Total other expenses	$274	$221	$779	$642
Acquisition Costs
We recorded approximately $13 million and $34 million of acquisition costs in the three and nine months ended September 30, 2022, respectively, compared to $7 million in both the same periods in 2021 related to our proposed acquisition of the BBH Investor Services business. In addition, we recorded approximately $11 million and $33 million of acquisition costs in the three and nine months ended September 30, 2021, respectively, related to our 2018 acquisition of CRD.
State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restructuring and Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2020	$190	$6	$196
Accruals for Beacon	(1)	—	(1)
Accruals for Repositioning Charges	—	2	2
Payments and Other Adjustments	(9)	(2)	(11)
Accrual Balance at March 31, 2021	180	6	186
Payments and Other Adjustments	(34)	—	(34)
Accrual Balance at June 30, 2021	146	6	152
Payments and Other Adjustments	(23)	—	(23)
Accrual Balance at September 30, 2021	$123	$6	$129
Accrual Balance at December 31, 2021	$68	$6	$74
Payments and Other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	51	$5	$56
Payments and Other Adjustments	(11)	—	(11)
Accrual Balance at June 30, 2022	40	5	45
Payments and Other Adjustments	(5)	—	(5)
Accrual Balance at September 30, 2022	$35	$5	$40
Note 16. Earnings Per Common Share
For additional information on our earnings per share calculation methodologies, refer to page 179 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2021 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income	$690	$714	$2,041	$1,996
Less:
Preferred stock dividends	(21)	(21)	(76)	(85)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$669	$693	$1,964	$1,910
Average common shares outstanding (In thousands):
Basic average common shares	367,789	347,718	367,240	348,106
Effect of dilutive securities: equity-based awards	4,629	5,776	4,954	5,270
Diluted average common shares	372,418	353,494	372,194	353,376
Anti-dilutive securities(2)	1,592	97	904	119
Earnings per common share:
Basic	$1.82	$1.99	$5.35	$5.49
Diluted(3)	1.80	1.96	5.28	5.40

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Servicing fees	$1,219	$1,391	$—	$—	$—	$—	$1,219	$1,391
Management fees	—	—	472	526	—	—	472	526
Foreign exchange trading services	293	266	26	13	—	—	319	279
Securities finance	105	103	5	3	—	—	110	106
Software and processing fees	184	180	—	—	—	—	184	180
Other fee revenue	12	28	(17)	(6)	—	—	(5)	22
Total fee revenue	1,813	1,968	486	536	—	—	2,299	2,504
Net interest income	663	491	(3)	(4)	—	—	660	487
Total other income	—	(1)	—	—	—	—	—	(1)
Total revenue	2,476	2,458	483	532	—	—	2,959	2,990
Provision for credit losses	—	(2)	—	—	—	—	—	(2)
Total expenses	1,760	1,755	335	339	15	22	2,110	2,116
Income before income tax expense	$716	$705	$148	$193	$(15)	$(22)	$849	$876
Pre-tax margin	29%	29%	31%	36%			29%	29%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Servicing fees	$3,884	$4,154	$—	$—	$—	$—	$3,884	$4,154
Management fees	—	—	1,482	1,523	—	—	1,482	1,523
Foreign exchange trading services	948	869	61	42	—	—	1,009	911
Securities finance	300	304	13	10	—	—	313	314
Software and processing fees (1)	573	551	—	—	—	—	573	551
Other fee revenue	46	45	(65)	3		—	(19)	48
Total fee revenue	5,751	5,923	1,491	1,578	—	—	7,242	7,501
Net interest income	1,760	1,432	(7)	(11)	—	—	1,753	1,421
Total other income	(2)	(1)	—	—	—	53	(2)	52
Total revenue	7,509	7,354	1,484	1,567	—	53	8,993	8,974
Provision for credit losses	10	(26)	—	—	—	—	10	(26)
Total expenses	5,452	5,389	1,051	1,082	42	88	6,545	6,559
Income before income tax expense	$2,047	$1,991	$433	$485	$(42)	$(35)	2,438	$2,441
Pre-tax margin	27%	27%	29%	31%			27%	27%
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
State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$1,219	$—	$1,219	$—	$—	$—	$—	$—	$—	$1,219
Management fees	—	—	—	472	—	472	—	—	—	472
Foreign exchange trading services	88	205	293	26	—	26	—	—	—	319
Securities finance	60	45	105	—	5	5	—	—	—	110
Software and processing fees	138	46	184	—	—	—	—	—	—	184
Other fee revenue	—	12	12	—	(17)	(17)	—	—	—	(5)
Total fee revenue	1,505	308	1,813	498	(12)	486	—	—	—	2,299
Net interest income	—	663	663	—	(3)	(3)	—	—	—	660
Total other income	—	—	—	—	—	—	—	—	—	—
Total revenue	$1,505	$971	$2,476	$498	$(15)	$483	$—	$—	$—	$2,959

	Nine Months Ended September 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$3,884	$—	$3,884	$—	$—	$—	$—	$—	$—	$3,884
Management fees	—	—	—	1,482	—	1,482	—	—	—	1,482
Foreign exchange trading services	279	669	948	61	—	61	—	—	—	1,009
Securities finance	175	125	300	—	13	13	—	—	—	313
Software and processing fees	427	146	573	—	—	—	—	—	—	573
Other fee revenue	—	46	46	—	(65)	(65)	—	—	—	(19)
Total fee revenue	4,765	986	5,751	1,543	(52)	1,491	—	—	—	7,242
Net interest income	—	1,760	1,760	—	(7)	(7)	—	—	—	1,753
Total other income	—	(2)	(2)	—	—	—	—	—	—	(2)
Total revenue	$4,765	$2,744	$7,509	$1,543	$(59)	$1,484	$—	$—	$—	$8,993

	Three Months Ended September 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$1,391	$—	$1,391	$—	$—	$—	$—	$—	$—	$1,391
Management fees	—	—	—	526	—	526	—	—	—	526
Foreign exchange trading services	82	184	266	13	—	13	—	—	—	279
Securities finance	60	43	103	—	3	3	—	—	—	106
Software and processing fees	130	50	180	—	—	—	—	—	—	180
Other fee revenue	—	28	28	—	(6)	(6)	—	—	—	22
Total fee revenue	1,663	305	1,968	539	(3)	536	—	—	—	2,504
Net interest income	—	491	491	—	(4)	(4)	—	—	—	487
Total other income	—	(1)	(1)	—	—	—	—	—	—	(1)
Total revenue	$1,663	$795	$2,458	$539	$(7)	$532	$—	$—	$—	$2,990

	Nine Months Ended September 30, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$4,154	$—	$4,154	$—	$—	$—	$—	$—	$—	$4,154
Management fees	—	—	—	1,523	—	1,523	—	—	—	1,523
Foreign exchange trading services	260	609	869	42	—	42	—	—	—	911
Securities finance	181	123	304	—	10	10	—	—	—	314
Software and processing fees	401	150	551	—	—	—	—	—	—	551
Other fee revenue	—	45	45	—	3	3	—	—	—	48
Total fee revenue	4,996	927	5,923	1,565	13	1,578	—	—	—	7,501
Net interest income	—	1,432	1,432	—	(11)	(11)	—	—	—	1,421
Total other income	—	(1)	(1)	—	—	—	—	53	53	52
Total revenue	$4,996	$2,358	$7,354	$1,565	$2	$1,567	$—	$53	$53	$8,974

State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of September 30, 2022 and December 31, 2021, net receivables of $2.78 billion and $2.76 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets or liabilities.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2022			2021
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,216	$1,743	$2,959	$1,337	$1,653	$2,990
Income before income tax expense	311	538	849	410	466	876

	Nine Months Ended September 30,
	2022			2021
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,903	$5,090	$8,993	$4,002	$4,972	$8,974
Income before income tax expense	1,059	1,379	2,438	1,146	1,295	2,441

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% and 26% of total management fees in the three and nine months ended September 30, 2022, respectively, compared to approximately 26% in both the three and nine months ended September 30, 2021.
Servicing fees generated outside the U.S. were approximately 45% and 46% of total servicing fees in the three and nine months ended September 30, 2022, respectively, compared to approximately 48% in both the three and nine months ended September 30, 2021.
Non-U.S. assets were $91.23 billion and $96.28 billion as of September 30, 2022 and 2021, respectively.

State Street Corporation | 95

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2022, consolidated statements of income, comprehensive income, changes in shareholders' equity for the three- and nine-month periods ended September 30, 2022 and 2021, cash flows for the nine-month periods ended September 30, 2022 and 2021 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 26, 2022

State Street Corporation | 96

ACRONYMS

ABS	Asset-backed securities	LTD	Long-term debt
AFS	Available-for-sale	MBS	Mortgage-backed securities
AOCI	Accumulated other comprehensive income (loss)	MMLF	Money Market Mutual Fund Liquidity Facility
AUC/A	Assets under custody and/or administration	NII	Net interest income
AUM	Assets under management	NIM	Net interest margin
BBH	Brown Brothers Harriman & Co	OTC	Over-the-counter
bps	Basis points	PCAOB	Public Company Accounting Oversight Board
CCAR	Comprehensive Capital Analysis and Review	RWA(1)	Risk-weighted asset
CRD	Charles River Development	SaaS	Software as a service
CET1(1)	Common equity tier 1	SCB	Stress Capital Buffer
CLO	Collateralized Loan Obligation	SEC	Securities and Exchange Commission
CVA	Credit valuation adjustment	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SPDR	Spider; Standard and Poor's depository receipt
EUR	Euro	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FTE	Fully taxable-equivalent	USD	U.S. Dollar
FX	Foreign exchange	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles
GBP	British Pound Sterling
G-SIB	Global systemically important bank
HQLA(1)	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured Depository Institution
LCR(1)	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate

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
In connection with our proposed acquisition of the BBH Investor Services business, we did not repurchase any common stock during the last half of 2021, as well as during the first nine months of 2022. We intend to repurchase approximately $1.0 billion of our common stock in the fourth quarter of 2022 under the existing share repurchase program, expiring December 21, 2022.
Stock purchases under our common share repurchase program may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction may not be ratable over the duration of the program, may vary from reporting period to reporting period and will depend on several factors, including our capital position and financial performance, investment opportunities, market conditions, the nature and timing of implementation of revisions to the Basel III framework and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
State Street Corporation | 99

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2022 and 2021, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2022 and 2021, (iii) consolidated statement of condition as of September 30, 2022 and December 31, 2021, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021, (v) consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021, and (vi) notes to consolidated financial statements.
State Street Corporation | 100

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 26, 2022	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	October 26, 2022	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 101