Form 10-K
period 2022-12-31
STATE STREET CORP
filed 2023-02-16
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($61.65) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $22.62 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2023 was 344,478,611.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before May 1, 2023 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2022

State Street Corporation | 2

State Street Corporation | 3

Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, ESG, human capital, climate, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth and new technologies, services and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
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
Risk Factors Summary
The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business or consolidated results of operations or financial condition. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks under the heading "Risk Factors," as well as elsewhere in this Form 10-K under the heading "Management's Discussion and Analysis."
Strategic Risks
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street AlphaSM or State Street DigitalSM, and the enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, involve costs, risks and dependencies on third parties;
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure or as a result of a cyber-attack or similar vulnerability in our or business partners' infrastructure;
State Street Corporation | 4

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
•We have significant International operations and clients that can be adversely impacted by disruptions in European and Asian economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets;
•Our business activities expose us to interest rate risk;
•We assume significant credit risk of counterparties, who may also have substantial financial dependencies on other financial institutions, and these credit exposures and concentrations could expose us to financial loss;
•Our fee revenue represents a significant portion of our revenue and is subject to decline based on, among other factors, market and currency declines, investment activities and preferences of our clients and their business mix;
•If we are unable to effectively manage our capital and liquidity, our financial condition, capital ratios, results of operations and business prospects could be adversely affected;
•We may need to raise additional capital or debt in the future, which may not be available to us or may only be available on unfavorable terms; and
•If we experience a downgrade in our credit ratings, or an actual or perceived reduction in our financial strength, our borrowing and capital costs, liquidity and reputation could be adversely affected.
Compliance and Regulatory Risks
•Our business and capital-related activities, including common share repurchases, may be adversely affected by regulatory capital, credit (counterparty and otherwise) and liquidity standards and considerations;
•We face extensive and changing governmental regulation in the jurisdictions in which we operate, which may increase our costs and compliance risks and may affect our business activities and strategies;
•We are subject to enhanced external oversight as a result of the resolution of prior regulatory or governmental matters;
•Our businesses may be adversely affected by government enforcement and litigation;
•Our businesses may be adversely affected by increased political and regulatory scrutiny of ESG investing practices;
•Our efforts to improve our billing processes and practices are ongoing and may result in the identification of additional billing errors;
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
•Changes in accounting standards may adversely affect our consolidated results of operations and financial condition;
•Changes in tax laws, rules or regulations, challenges to our tax positions and changes in the composition of our pre-tax earnings may increase our effective tax rate;
•We could face liabilities for withholding and other non-income taxes, including in connection with our services to clients, as a result of tax authority examinations; and
•The transition away from LIBOR may result in additional costs and increased risk exposure.
Operational Risks
•Our internal control environment may be inadequate, fail or be circumvented, and operational risks could adversely affect our business and consolidated results of operations;
•Shifting operational activities to non-U.S. jurisdictions, changing our operating model and outsourcing portions of our operations to third parties may expose us to increased operational risk, geopolitical risk and reputational harm and may not result in
State Street Corporation | 5

expected cost savings or operational improvements;
•Attacks or unauthorized access to our or our business partners' information technology systems or facilities, or disruptions to our or their operations, could result in significant costs, reputational damage and impacts on our business activities;
•Long-term contracts and customizing service delivery for clients expose us to pricing and performance risk;
•Our businesses may be negatively affected by adverse publicity or other reputational harm;
•We may not be able to protect our intellectual property or may infringe upon the rights of third parties;
•The quantitative models we use to manage our business may contain errors that could adversely impact our business and regulatory compliance;
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
PART I
ITEM 1. BUSINESS
OVERVIEW
State Street Corporation is one of the world’s largest providers of financial services to institutional investors. We believe we are an essential partner to institutional investors and operate with the purpose of helping to create better outcomes for the world’s investors and the people they serve. Our clients - asset managers and owners, insurance companies, official institutions, and central banks - rely on us to deliver solutions that support their goals across the investment life cycle.
Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including the U.S., Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $36.74 trillion of
AUC/A and $3.48 trillion of AUM as of December 31, 2022.
We had consolidated total assets of $301.45 billion, consolidated total deposits of $235.46 billion, consolidated total shareholders' equity of $25.19 billion and approximately 42,000 employees as of December 31, 2022.
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
ADDITIONAL INFORMATION
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
We have Corporate Governance Guidelines, as well as written charters for the Examining and Audit Committee, the Executive Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee, the Risk Committee and the Technology and Operations Committee of our Board of Directors, or Board, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on the "Investors" section of our website under "Corporate Governance."
State Street Corporation | 6

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the LCR, summary results of semi-annual State Street-run stress tests that we conduct under the Dodd-Frank Act and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investors” section of our website under "Filings & Reports."
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary under Item 8 in this Form 10-K.
LINES OF BUSINESS
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing
Our Investment Servicing line of business provides a range of services to our clients. Through State Street Investment Services, State Street Global MarketsSM, State Street Alpha, and State Street Digital, we provide investment services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate all of their global securities settlement needs, our primary role as a global trust and custody bank is to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
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
We provide some or all of the Investment Servicing integrated products and services to clients in the U.S. and in many other markets, including, among others, Australia, Brazil, Canada, Cayman Islands, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, South Korea and the U.K. As of December 31, 2022, we serviced AUC/A of approximately $26.98 trillion in the Americas, approximately $7.14 trillion in Europe and the Middle East and approximately $2.63 trillion in the Asia-Pacific region.
Included within our Investment Servicing line of business is the Charles River Investment Management Solution, a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD in 2018, we took the first step in building our front-to-back platform, State Street Alpha. In 2021, we further expanded State Street Alpha's technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers.
In 2021, we established State Street Digital to focus on the development of services related to digital assets and related technologies, such as blockchain, tokenization, cryptocurrency, and central bank digital currency, including the evolution of a new integrated business and digital operating model designed to support primarily our institutional clients' digital investment cycle.
Investment Management
Our Investment Management line of business, provides a broad range of investment management strategies and products for our clients through State Street Global Advisors. Our investment management strategies and products for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies span the risk/reward spectrum of these investment products. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution products, and Global Fiduciary Solutions. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand. As of December 31, 2022, State Street Global Advisors had AUM of approximately $3.48 trillion.
Additional information about our lines of business is provided under “Line of Business Information” included in our Management's
State Street Corporation | 7

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
Our success and competitive position may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to implement efficiencies into our operational processes, to bring new services to market in a timely fashion at competitive prices, to integrate existing and future products and services effectively into State Street Alpha and State Street Digital, to continue to expand our relationships with existing clients, and to attract new clients.
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
HUMAN CAPITAL
Our human capital strategy is a meaningful driver of our overall enterprise strategy and our long-term performance. Our employees drive the company’s value proposition, innovate better ways to serve our clients and act as custodians of our reputation. We seek to empower our employees by providing development and learning opportunities to help each person reach their full potential, by promoting an inclusive, diverse and equitable workplace and by improving organizational effectiveness.
In 2022, as the impact of the COVID-19 pandemic moderated globally, we learned important lessons regarding the opportunities presented by both remote work and being present in the office. We applied these lessons to our hybrid model of working, helping to shape when and how employees work to support productivity and client engagement. Due to the net impact of hiring (primarily in our global hubs in India and Poland) during 2022 compared to 2021, our workforce at December 31, 2022 was up approximately 9% compared to December 31, 2021 at approximately 42,000 employees, 71% of whom are located outside the U.S. Overall headcount growth in 2022 reflected operational support for new business growth segments, as well as technology investments and in-sourcing.
The Board of Directors’ Human Resources Committee oversees our human capital management strategy, and receives regular updates on matters such as recruitment, retention, development, culture and inclusion, diversity and equity initiatives. Our Enterprise Talent Management Committee, which consists of senior executives, provides leadership, input and advice on our global talent-related initiatives to support achievement of our strategic priority to continually seek to become a higher-performing organization and a destination for talent.
Workforce Engagement and Culture
Our culture and values help to define us as a company. Employees are expected to carry out their work in alignment with the following culture traits:
•Choose to Own It;
•Break Through Silos;
•Deliver Results with Integrity and Speed;
•Do Better Every Day; and
•Care for Our Colleagues, Clients and Community.
We aim to promote strong levels of employee commitment and connection to the company by highlighting our shared culture traits and the behaviors that drive our business strategy, such as through our Risk Excellence Awards, which recognize and reward employees who demonstrate exemplary risk management performance. We
State Street Corporation | 8

believe that a culture where employees feel valued, engaged and empowered makes State Street a more desirable place to work, helps us attract key talent and retain employees as they grow in their careers, fostering an environment that enhances each individual’s productivity and professional satisfaction.
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
The integrity and ethical decision-making of our employees is also paramount for our culture. We encourage employees to speak up if they see behavior that is inconsistent with our Standard of Conduct, culture or values, and we regularly communicate the multiple channels provided for them to do so, including our Speak Up Line (used to anonymously report concerns about State Street to State Street's Lead Director), Global Human Resources team and other avenues. We want our employees to know their opinions are valued, to feel comfortable asking questions and raising concerns, to feel truly appreciated for acting responsibly by voicing concerns, and to have no fear of retaliation. Encouraging professional challenge and debate is a key leadership behavior we use in evaluating candidates for executive promotions. Our approach is to promote ethical conduct by treating minor policy breaches as learning opportunities, and treating major policy breaches and misconduct promptly, professionally and seriously.
Attracting and Retaining Top Talent
Attracting and retaining top talent is critical to our business strategy, especially in a particularly competitive hiring environment such as in 2022. As such, we carefully monitor our hiring, promotion and turnover rates and implement programs to help retain our best employees. Overall headcount grew in 2022 reflecting operational support for new business and growth segments, as well as technology investments and in-sourcing. We continue to see success redeploying employees via an internal talent marketplace that we launched during 2020. The talent marketplace is an innovative way for our employees to access new roles, skills and opportunities, and for managers to recruit internal talent. By broadening every employee’s access to roles and by showing managers the full breadth of talent at State Street, our goal is to provide better pathways to long-term career success at State Street.
We regularly monitor our compensation program to maintain competitiveness. Our overall aim with respect to compensation is to reward high performance, motivate employees and provide competitive incentive opportunities. Compensation typically comprises fixed compensation, which reflects individual skills and abilities relative to role requirements, and variable compensation, which is designed to link total compensation to organizational, business line, risk management and individual performance. Our compensation program is intended to drive our business strategy by differentiating pay based on performance.
Professional development and employee learning are also key elements of our talent retention strategy. We seek to align our learning and development programs with our corporate strategy by offering skill enhancement opportunities addressing the rapidly changing, technology-centric demands of the financial services industry. We also provide professional development opportunities and new roles for key talent, which we believe helps to deepen our employees’ skillsets and provides them with a broader perspective on the company.
Inclusion, Diversity and Equity
Inclusion, diversity and equity have long been a focus for our company and as part of that commitment, we established enterprise-wide five-year diversity goals for gender (globally) and employees of color (United States only) in 2017. We publish our diversity goals and progress against them on our website because we believe that maintaining transparency about where we are and where we have more work to do is an important part of holding ourselves accountable. In 2022, we made progress in seven out of the eight goals compared to 2021. Although we fell short of achieving all of our five-year diversity goals, we achieved two of our eight goals and are within one percentage point of three others. We are proud of our progress and continue to integrate key learnings as we prepare to establish our next set of goals.
We are also working to accelerate progress via our “10 Actions Against Racism and Inequality,” which we announced in July 2020. These concrete actions include goals to increase our Black and Latinx representation among our senior leaders and to increase our spend with diverse suppliers, while addressing racial and social injustice and inequity by enhancing inclusion and diversity within our own company and advocating for the same in our industry and communities. We believe that our strength comes from our diversity, including with respect to race, gender, LGBTQ+ identity, disability, and Veteran status, and that attracting and hiring the best person for the job is core to our ability to be an essential partner to our clients. We track our progress against the objectives outlined in the “10 Actions” and publicly share our progress on our website to help hold ourselves accountable. In 2022, we also published on our website our first annual pay equity disclosure to
State Street Corporation | 9

provide transparency to our employees, clients and investors and to hold ourselves accountable to the principles of inclusion, diversity and equity.
At the end of 2022, our global workforce was approximately 55% male and 45% female, and women represented approximately 35% of our leadership (defined as senior vice president level and above). In the U.S., approximately 36% of our workforce self-identified as employees of color. We also publish our EEO-1 demographic data on our website.
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
Community Engagement
We are proud of our impact on communities around the world through employee volunteering and the financial support of State Street Foundation to non-profit organizations. We provide training and support for State Street employees to serve as members of boards of directors of charitable organizations, developing their leadership skills through community service. Our skills-based volunteer program gives employees the opportunity to strengthen their communities while also developing their professional skills in alignment with our overall human capital management strategy. Additionally, our matching gifts program recognizes the employees' contributions in the community by monetizing volunteer time, matching donations and supporting employee fundraising efforts. We believe that being a good corporate citizen drives employee engagement, enhances our reputation with clients and potential employees, improves brand recognition and builds public trust.
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
State Street Corporation | 10

Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
In response to the 2008 financial crisis, as well as other factors, such as technological and market changes, both the scope of the laws and regulations and the intensity of the supervision to which our business is subject has increased. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. Subsequently, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) was enacted. The EGRRCPA’s revisions to the U.S. financial regulatory framework have altered certain laws and regulations applicable to us and other major financial services firms. Under the current administration, changes in key personnel at the federal banking agencies that regulate such banking organizations, including the Federal Reserve, the FDIC and the OCC (U.S. Agencies), may result in increased prudential and conduct oversight, more extensive regulatory requirements, changing interpretations of existing rules and guidelines, and potentially more stringent enforcement and more severe penalties. Irrespective of any regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
In addition, increased regulatory requirements and initiatives have been and are being implemented globally with respect to financial institutions, including the implementation of the Basel III rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” in our Management's Discussion and Analysis in this Form 10-K for a discussion of Basel III), the Capital Requirements Directive (CRD VI) and Capital Requirements Regulation (CRR III) and the E.U. Digital Operational Resilience Act (DORA), as well as proposals for amending the Alternative Investment Fund Managers Directive and under the Capital Markets Union Action Plan.
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
On September 7, 2022, the Federal Reserve's Vice Chair For Supervision stated that the Federal Reserve was undertaking a holistic review of U.S. capital requirements that will help the regulator consider adjustments to the current framework. In addition, on September 9, 2022, the U.S. Agencies reaffirmed their commitment to implementing revised regulatory capital requirements that align with the final set of Basel III standards (Basel IV package) issued by the Basel Committee on Banking Supervision in December 2017. They intend to seek public comments on a joint proposed rule in the coming months.
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
In November 2019, the U.S. Agencies issued a final rule that, among other things, implements the standardized approach for counterparty credit risk (SA-CCR), a methodology for calculating the exposure amount for derivative contracts. Under the
State Street Corporation | 11

final rule, beginning on January 1, 2022, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. Since January 1, 2022, we are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation.
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
CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus plus retained earnings and the cumulative effect of foreign currency translation plus net unrealized gains (losses) on debt and equity securities classified as AFS, less treasury stock and less goodwill and other intangible assets, net of related deferred tax liabilities. Tier 1 capital is composed of CET1 capital plus additional Tier 1 capital instruments which, for us, includes four series of preferred equity outstanding as of December 31, 2022. Tier 2 capital includes certain eligible subordinated long-term debt instruments. Total regulatory capital consists of Tier 1 capital and Tier 2 capital.
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
Method 2 is the binding methodology for us as of December 31, 2022. Our current G-SIB surcharge, through December 31, 2023, is 1.0%. Based upon preliminary calculations using data as of December 31, 2022, we currently anticipate that our surcharge will remain at 1% through December 31, 2024; however, that calculation has not yet been finalized and is subject to many financial, balance sheet, market and other factors, and consequently there is a risk that a higher G-SIB surcharge of 1.5% will result from the final calculation. As noted above, our G-SIB surcharge must be calculated annually, and year-over-year changes in our Method 1 or Method 2 G-SIB scores may therefore result in changes to our G-SIB surcharge. If our Method 1 or Method 2 score changes year-over-year such that we would become subject to a higher surcharge, the higher surcharge would not become effective for two years from the "as of" date (e.g., a higher surcharge calculated as of December 31, 2022 would not become effective until January 1, 2025). If, however, our Method 1 or Method 2 score changes year-over-year such that we would become subject to a lower surcharge, we would be subject to the lower surcharge beginning one full year from the "as of" date (e.g., a lower surcharge calculated as of December 31, 2022 would become effective January 1, 2024).
State Street Corporation | 12

Stress Capital Buffer
On March 4, 2020, the U.S. Agencies issued the SCB final rule that replaces, under the standardized approach, the fixed capital conservation buffer (2.5%) with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the supervisory stress testing planning horizon. Based on our results from the 2022 supervisory stress test, our SCB for the period of October 1, 2022 through September 2023 is set at the minimum of 2.5% of RWA. For additional information about the SCB final rule, refer to “Capital Planning, Stress Tests and Dividends” in this "Supervision and Regulation" section.
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
Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2023, including a capital conservation buffer and an SCB of 2.5% for advanced and standardized approaches, respectively, and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for Tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.
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
In November 2019, pursuant to the EGRRCPA, the U.S. Agencies adopted a final rule that excludes central bank deposits from a custodial banking organization’s total leverage exposure for purpose of calculating the SLR and which is not applicable to total leverage exposure under the calculation of Tier 1 leverage. This exclusion is equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. The rule became effective on April 1, 2020. For the quarter ended December 31, 2022, we excluded $78.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. The TLAC and LTD that State Street is required to hold under SLR-based requirements reflect the exclusion of certain central bank balances as a consequence of the rule.
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
State Street Corporation | 13

Selected Recent Regulatory Developments Summary

Final Rule Issued	Final Rule Effective Date	Description
August 2020	January 1, 2021
In March 2020, the U.S. Agencies issued an interim final rule (followed by a final rule in August 2020) that revised the definition of eligible retained income for all U.S. banking organizations, including us. The revised definition of eligible retained income makes any automatic limitations on capital distributions that could apply to us under the U.S. Agencies' capital or TLAC rules take effect on a more gradual basis in the event that our capital, leverage or TLAC ratios were to decline below regulatory requirements, including regulatory capital, leverage or TLAC buffers, as applicable.

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
The U.S. Agencies issued a final rule that, among other things, implements the SA-CCR, a methodology for calculating the exposure amount for derivative contracts under the U.S. regulatory capital rules. Under the final rule, we have the option to use the SA-CCR or the Internal Model Methodology (IMM) to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approaches capital calculations. We are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Due to the nature of our trading activities, the final rule is likely to have a greater proportional impact on our RWA than on some of our G-SIB peers. In addition, under the final rule we are required to use a simplified formula to determine the RWA amount of our central counterparty default fund contributions. The final rule also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.

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
State Street Corporation | 14

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
Among other things, the TLAC rule requires us to comply with minimum requirements for external TLAC and external LTD. Specifically, as of January 2023, we must hold
(1) combined eligible Tier 1 regulatory capital and LTD in the amount equal to the greater of 21.5% of total RWA (18.0% minimum plus a 2.5% capital conservation buffer plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable counter-cyclical buffer, which is currently 0%) and 9.5% of total leverage exposure (7.5% minimum plus the enhanced SLR buffer of 2.0%), as defined by the SLR rule; and
(2) qualifying external LTD equal to the greater of 7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under Method 2 of 1.0%) and 4.5% of total leverage exposure, as defined by the SLR rule.
Additionally, certain large banking organizations, such as us and State Street Bank, are required to make deductions from regulatory capital for investments in certain unsecured debt instruments issued by bank holding companies and U.S. intermediate holding companies of foreign banks that are subject to the Federal Reserve’s TLAC and LTD requirements, as well as foreign G-SIBs.
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
In October 2020, the U.S. Agencies issued a final rule implementing the BCBS’s NSFR in the United States. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. The final rule became effective as of July 1, 2021 and requires us to publicly disclose our quarterly NSFR on a semiannual basis beginning in 2023.
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
State Street Corporation | 15

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
Our SCB requirement was 2.5% for the period from October 1, 2021 through September 30, 2022. On June 27, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test, including our preliminary SCB of 2.5%. Our SCB calculated under the 2022 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which went into effect starting October 1, 2022 and which will be effective through September 30, 2023.
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
State Street Corporation | 16

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
State Street Corporation | 17

short-term debt, including off-balance sheet exposures.
Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (as used in this "Recovery and Resolution Planning" section, the Agencies). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key infrastructure provider within the financial system, while minimizing risk to the financial system.
The final rule published in the Federal Register on November 1, 2019 requires a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our 2021 targeted 165(d) resolution plan by July 1, 2021, as required. The targeted resolution plan included the core elements of resolution planning and some specific firm level information, including impacts from the COVID-19 pandemic. Also included was an overview of remediation we completed to address a 2019 shortcoming on governance mechanisms related to timely operationalization of the support agreement (described below). On November 23, 2022, the Agencies issued State Street’s results and found no shortcomings or deficiencies for our 2021 targeted 165(d) resolution plan submission. In addition, the Agencies have concluded that the 2019 shortcoming on governance mechanisms has been successfully addressed. Our next 165(d) resolution plan submission is due to the Agencies by July 1, 2023.
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
State Street Corporation | 18

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
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Parent Company, and certain covered subsidiaries, can be subjected to the orderly liquidation authority. For the FDIC to be appointed as our receiver, two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board must recommend appointment, and the U.S. Treasury Secretary, in consultation with the U.S. President, must then make certain extraordinary financial distress and systemic risk determinations. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
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
In 2013, the FDIC released its proposed SPOE strategy for resolution of a SIFI under the orderly liquidation authority. The FDIC’s release outlines how it would likely use its powers under the orderly liquidation authority to resolve a SIFI by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.
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
State Street Corporation | 19

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
Furthermore, for the purposes of calculating the SLR, State Street Bank is similarly subject to a final rule adopted by the U.S. Agencies that excludes central bank deposits from a custodial banking organization’s total leverage exposure. For the quarter ended December 31, 2022, State Street Bank excluded $78.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion.
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
State Street Corporation | 20

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
Other Subsidiaries
Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our continental European banking subsidiary, State Street Bank International GmbH is a significant entity in accordance with European banking regulations and accordingly is supervised directly by the European Central Bank. State Street Bank International GmbH operates in several countries including Germany, Luxembourg, Italy, France and Switzerland. In the United Kingdom, the London branch of State Street Bank is dually regulated by the Prudential Regulatory Authority and the Financial Conduct Authority, in Ireland our depositary and fund administration companies are regulated by the Central Bank of Ireland and in Canada our trust company is regulated by the Office of the Superintendent of Financial Institutions. Our other subsidiaries internationally engaged in our investment servicing activities are regulated by applicable authorities in the jurisdictions of their activities. Our subsidiaries involved in our investment management and securities and markets businesses are regulated by governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies in U.S. federal and state and non-U.S. jurisdictions, especially in those jurisdictions in which we maintain an office.
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
State Street Corporation | 21

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
In July 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, effective as of the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (DRR) for the DIF at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.
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
Cyber Risk Management
In 2016, the Federal Reserve, FDIC and OCC issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and our banking subsidiaries. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. Although the FDIC and OCC in 2019 each withdrew the advance notice of proposed rulemaking, the Federal Reserve has not withdrawn the advance notice and may still propose such a rule.
Separately, the Federal Reserve, FDIC and OCC finalized a rule in November 2021 requiring
State Street Corporation | 22

banking organizations to notify their primary federal regulators within 36 hours after identifying a “computer-security incident” that has materially affected, or is reasonably likely to materially affect, the viability of their operations, their ability to deliver banking products and services or the stability of the financial sector. The final rule became effective April 1, 2022.
Additionally, numerous jurisdictions have passed laws, rules and regulations regarding cyber risk management, such as DORA, and many are considering new or updated requirements that could impact our businesses, particularly as the application, interpretation and enforcement of these laws, rules and regulations are often uncertain and evolving.
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
“Loans” section of Management’s Discussion and Analysis (Item 7) - discloses information regarding our loan concentrations.
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
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven
State Street Corporation | 23

market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address or influence changes in the markets more rapidly than we do, may have materially greater resources to invest in infrastructure and product development than we do, or may provide clients with a more attractive or cost-efficient offering of products and services, adversely affecting our business. Our efforts to develop and market new products, particularly in the “Fintech” sector including through State Street Alpha and State Street Digital, may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operational margins and may limit the positive impact of new client demand and growth in AUC/A. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies, information providers, data analytics and processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
Some of our competitors, including our competitors in core services, have substantially greater capital resources than we do, are not subject to as stringent capital or other regulatory requirements as we are, or may not be as constrained as we are by these requirements due to the relative size of our balance sheet. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality and intra-company confidentiality. Our relationships with other businesses, including competitors, necessarily involve the sharing of confidential information, and we cannot be certain, notwithstanding the existence of confidentiality obligations on the part of those other businesses, that our information will not be used to the competitive advantage of others. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.
We are subject to variability in our assets under custody and/or administration and assets under management, and in our financial results, due to the significant size of our relationship with many of our institutional clients, and are also subject to significant pricing pressure due to trends in the market for custodial services and the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, official institutions, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, or a client’s decision to in-source certain services that we provide, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client's assets can occur for a variety of reasons. For example, as previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers pending necessary approvals. The transition began in 2022, but will principally occur in 2023 and 2024. For the year ended December 31, 2022, the fee revenue associated with the assets yet to transition represented approximately 1.7% of our total fee revenue. Our AUM or AUC/A are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the U.S.), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional
State Street Corporation | 24

clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Our strategy of focusing our efforts on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Development and completion of new products and services, including State Street Alpha or State Street Digital, may impose costs on us, involve dependencies on third parties and may expose us to increased operational and model risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as distributed ledger technology (“Blockchain"), and developing potentially industry-changing products, services and standards. For example, in 2018, we acquired CRD, and are leveraging the capabilities acquired to create State Street Alpha by combining them with offerings from our Investment Servicing business line. Similarly, in 2021, we established State Street Digital to focus on the development of digital assets and technologies. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Alpha and State Street Digital, often also involve dependencies on third parties to, among other things, access innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures, including rapid technological change in the industry, our ability to access technical, data and other information from our clients, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, sharing of benefits in those relationships, conflicts with existing business partners and clients, protection of intellectual property and other confidential information, the competition for employees with the necessary expertise and experience and sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client or may not produce anticipated efficiencies, savings or benefits for either the client or us. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including continued development of State Street Alpha and State Street Digital, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
Our business may be negatively affected by our failure to update and maintain our technology infrastructure.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Strategic initiatives that we are currently developing or executing against include cost initiatives, enhancements and efficiencies to our operational processes, improvements to existing and new service offerings, targeting for sales growth certain segments of the markets for investor services and asset management, and enhancements to existing and development of new information technology and other systems. Implementing strategic programs and creating cost efficiencies involves certain strategic, technological and operational risks. Many features of our present initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the resiliency of our systems and operations. These initiatives also may result in increased or unanticipated costs or earnings volatility, may take longer than anticipated to implement and may result in increases in operating losses, inadvertent data disclosures or other operating errors. We may not have sufficient
State Street Corporation | 25

resources to complete all of the systems development or projects that might enhance our product capabilities, resiliency of our operations or cost initiatives and, consequently, management makes judgments as to the priority to give to competing initiatives. In implementing these programs, we have material dependencies on third parties with contractual limits on their responsibilities to us. The transition to new operating processes and technology infrastructure may also cause disruptions in our relationships with clients and employees or loss of institutional understanding and may present other unanticipated technical or operational hurdles. In addition, the relocation to or expansion of servicing activities and other operations in different geographic regions or vendors may entail client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated cost savings or other benefits and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. In addition, some systems development initiatives may not have access to significant resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to enhance security and resiliency and decommission obsolete technologies, to permit us to optimize our use of capital or to reduce the risk of operating error. In addition, the implementation of State Street Alpha and State Street Digital requires substantial systems development and expense. We may not have the resources to pursue all of these objectives simultaneously.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
We acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. We undertake transactions of varying sizes to, among other reasons, gain advantages of scale, expand our geographic footprint, access new clients, distribution channels, technologies or services, expand or enhance our product offerings, develop closer or more collaborative relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, strategic, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated revenue growth or cost savings; or we may otherwise be adversely affected by acquisition-related charges. The intellectual property of an acquired business may be an important component of the value that we agree to pay for it. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. Similarly, such acquisitions present risks to our ability to retain the acquired talent, which may be essential to achieve our objectives in the acquisition. The integration of an acquired business' information technology infrastructure into ours has in the past and may in the future also expose us to additional security and resiliency risks. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of approximately $2.46 billion associated with our acquisition of CRD in 2018. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined.
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
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals, non-objections or regulatory exceptions from the
State Street Corporation | 26

Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction, or may not approve, or may take substantial time to review, the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. U.S. anti-trust and banking agencies continue to express concerns about the growth of large banking institutions. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
As an example, after consideration of both regulatory feedback and potential transaction modifications to address that feedback, we determined in November 2022 to no longer pursue our acquisition of the Brown Brothers Harriman's Investor Services business announced in September 2021. Any failure to complete a transaction, including that of Brown Brothers Harriman Investor Services business acquisition, presents reputational, counterparty and competitive risks that could affect our business, results of operations and financial condition, potentially materially.
The integration and the retention and development of the benefits of our acquisitions result in risks to our business and other uncertainties.
In recent years, we have undertaken acquisitions, including our 2021 acquisition of Mercatus and our 2018 acquisition of CRD. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share, cause impairment to goodwill and other intangibles or result in reputational harm, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the costs of which can be difficult to estimate, as well as heightened cultural and compliance concerns in integrating an unregulated firm into a bank regulatory environment. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities, as well as potential cultural conflicts. Joint ventures involve all of these risks, as well as risks associated with shared control and decision-making (even in majority-owned situations), minority rights and exit rights, which can delay, challenge or foreclose execution on material opportunities or initiatives, create regulatory risks and limit divestment opportunities.
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
Our success depends, in large part, on our ability to attract and retain qualified personnel. Competition for labor in most activities in which we engage can be intense, including for both individuals identified as key talent and for other personnel. We may not be able to hire people or retain them, particularly in light of challenges associated with compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that are not applicable to other financial services firms in all jurisdictions or to technology or other firms with which we compete for personnel, generally. This can be particularly
State Street Corporation | 27

constraining when competing for skill sets which are in high demand, such as technology and information security. The unexpected loss of services of personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business and operations because of the loss of skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. These adverse impacts may be exacerbated by increased costs and expenses driven by the current competitive labor market particularly with regard to the ability to meet compensation and hybrid working expectations, elevated inflationary pressures and increased costs associated with attracting, retaining and engaging personnel. In addition, the loss of personnel, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management or servicing mandates to provide other services to them or to maintain a culture of innovation and proficiency.
Financial Market Risks
Geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Global financial markets can suffer from substantial volatility, illiquidity and disruption, particularly as a result of geopolitical disruptions, high inflation, slowing economic growth, concerns or developments related to the U.S. federal debt ceiling and tightening monetary policy by key central banks. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the U.S. or internationally or result in a lack of confidence in the financial stability of major developed or emerging markets, such developments could have an adverse effect on our business, as well as the businesses of our clients and our significant counterparties, and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of uncertain market and economic conditions.
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
Economic conditions across the world face continued uncertainty due to, among other things, high and rising inflation, higher interest rates, supply pressures for key energy commodities, increased geopolitical risk in multiple regions including Ukraine, and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly in the context of significant monetary tightening by many global central banks. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, including Europe and Asia.
Given the scope of our International operations, economic or market uncertainty, volatility, illiquidity or disruption resulting from these and related factors could have a material adverse impact on our consolidated results of operations or financial
State Street Corporation | 28

condition, with a greater relative impact as compared to our peers.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors, including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 35% of our total assets as of December 31, 2022. The gross interest income associated with our investment portfolio represented approximately 13% of our total gross revenue for the year ended December 31, 2022 and has represented as much as 31% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), credit ratings, our access to liquidity, foreign exchange markets and mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. While recent increases in interest rates are beneficial to NIM, uncertain economic and monetary policy environments continue to drive risks for ongoing volatility. Managing reinvestment for both higher and lower rate outcomes will continue to be a challenge. The extent to which the Federal Reserve engages in quantitative tightening activities, the market effects and the associated challenges in managing our investment portfolio, consolidated financial condition and consolidated results of operations, including our capital ratios and share repurchase program, may differ from or be exacerbated by the effects of changes in interest rates and also may be volatile and difficult to predict, presenting even further challenges. In addition, certain regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan portfolio represents a smaller proportion (approximately 11% of our total assets as of December 31, 2022), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of AFS investment securities, which represented a majority of our investment portfolio for the first half of 2022, are recognized in AOCI and included in Tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than expected credit losses) are not similarly included in the determination of Tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our Tier 1 capital relative to other major financial institutions for which loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
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
•Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. In addition, in general, deterioration in credit
State Street Corporation | 29

quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in recognition of an allowance for expected credit losses or an impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities. Both AFS and HTM securities in our investment portfolio carry liquidity risk if there is lower demand for either the sale or sale under repurchase agreement of these securities.
•Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated increase in interest rates, which would decrease market values in the near-term, or monetary policy that results in persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to past ECB monetary policy, including negative interest rates in some jurisdictions, with associated negative effects on our investment portfolio reinvestment, NII and NIM. The effect on our NII has been exacerbated by the effects in recent fiscal years of the strong U.S. dollar relative to other currencies, particularly the Euro. If European interest rates remain low or decrease and the U.S. dollar strengthens relative to the Euro, the negative effects on our NII likely will continue or increase. The overall level of NII can also be impacted by the size of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall NII. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in HQLA that have lower yields than other investable assets. See also, “Our business activities expose us to interest rate risk” in this section.
Our business activities expose us to interest rate risk.
In our business activities, we assume interest rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our NII and NIM are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve and ECB, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and the resulting level of our NII and NIM. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our NII. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations. The impact of interest rates on our investment portfolio and consolidated financial results, including AOCI, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases. For example, in the first half of 2022 unrealized losses on AFS securities within AOCI, driven by the significant increase in interest rates across the yield curve, contributed to a decrease in CET1 capital. For additional information about the effects on interest rates on our business, refer to the Market Risk Management section, "Asset-and-Liability Management Activities" in our Management's Discussion and Analysis in this Form 10-K.
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
State Street Corporation | 30

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
•Subcustodian risks: With the exception of the U.S., Canada, Germany and the United Kingdom, we maintain subcustodian relationships in all jurisdictions in which our clients invest, including emerging and other underdeveloped markets, and markets subject to sanctions. Our use of unaffiliated subcustodians exposes us to operational, reputational and regulatory risk, as we are dependent upon the subcustodians in performing several of our services to clients in those markets. Operational risk includes risks of the legal and regulatory systems and market practices of the jurisdictions in which the subcustodians operate. Our operating model exposes us to risk of unaffiliated subcustodians to a degree greater than some
State Street Corporation | 31

of our competitors who have banking operations in more jurisdictions than we do. The risks of maintaining custody services in such markets are amplified due to evolving regulatory and sanctions requirements with respect to our financial exposures in the event those subcustodians, or we, are unable to return, transfer or reinvest clients’ assets. In some regulatory regimes, such as the E.U.'s UCITS V directive, we are subject to requirements that we be responsible for resulting losses suffered by our clients, and we may agree to similar or more stringent standards with clients that are not subject to such regulations. In addition, to the extent we maintain currencies on our consolidated balance sheet (where the client deposit liability is with State Street and State Street, as principal, maintains cash on deposit with a subcustodian or clearing agency) or are subject to regulatory requirements to return assets placed in custody, we are also subject to the risk of credit exposure to such subcustodians and clearing agencies. Depending upon the currency and jurisdiction of the client, a significant portion of our deposit exposure in non-U.S. currencies is recognized on our consolidated balance sheet. In some jurisdictions, such as Russia, sanctions programs or government intervention inhibit our clients' and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. If such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients' assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other circumstances that excuse performance under force majeure or other provisions, the risk of loss on such cash on deposit would be ours rather than the clients. As of December 31, 2022, we held cash on deposit with our subcustodian and clearing agencies in Russia, which amount is expected to increase substantially over time as long as the sanctions and other restrictions remain in effect, and which currently is subject to restrictions on our ability to access such deposits. Our subcustodians are also directly or subsidiaries of large, global financial institutions with whom we have other credit exposures. This credit exposure to these financial institutions or subcustodians can limit the financial relationship we may have with these counterparties and has in the past made, and may in the future make, compliance with specific U.S. regulatory single counterparty credit limits (SCCL) more challenging. For additional information, see Note 1 to the consolidated financial statements in this Form 10-K.
•Settlement risks: We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients' collateral at the time. Our settlement-related activities and obligations are also subject to regulatory risk, including the risk of regulators globally accelerating the timeline to settlement, such as the SEC’s recent rule to shorten the standard settlement cycle for securities transactions in the United States from trade date plus two business days (T+2) to trade date plus one business day (T+1) in 2024. This rule presents the risk of non-compliance, as well as careful coordination with and dependencies on other industry participants and additional risks associated with technology development and implementation, change management and operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations. Although
State Street Corporation | 32

we have budgeted for anticipated expenses associated with implementing the rule, due to the nature of these and other risks and considerations, there can be no assurance actual costs will not exceed our expectations.
•Securities lending and repurchase agreement indemnification: On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as principal, and in connection with those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or a portion of collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.
•Repurchase and resale transactions: We enter into repurchase and resale transactions in eligible securities with sponsored clients and with other FICC members and, pursuant to FICC Government Securities Division rules, submit, novate and net the transactions when specific netting criteria are met. We may sponsor clients to clear their eligible repurchase or resale transactions with FICC, backed by our guarantee to FICC of the prompt and full payment and performance of our sponsored member clients’ respective obligations. Although we obtain a security interest from our sponsored clients in the collateral that they receive, we are exposed to the associated risks, including insufficiency of the value of collateral.
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
•Leveraged loans: we invest in leveraged loans, both in the U.S. and in Europe. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. We rate these loans as "speculative" under our internal risk-rating
State Street Corporation | 33

framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. Over time, our allowance for credit losses related to these loans may increase through additional provisions for credit losses.
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
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2022, total fee revenue represented approximately 79% of our total revenue. Fee revenue generated by our Investment Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance and software and processing fee revenue. The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to AUC/A) and the volume of our clients' portfolio transactions, and the types of products and services used by our clients. Our fee revenue would be negatively affected, potentially materially, by a decline in the market value
State Street Corporation | 34

of client portfolios resulting from a broad market correction, especially in equity markets.
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
Because the demand for credit by our clients, particularly settlement related extensions of credit, is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities and loan portfolios is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. Since the 2008 financial crisis, the level of client deposits held by us has tended to increase during times of market disruption; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, when they manifest, have increased our NII but have adversely affected our NIM. There can be no assurance that client behavior in a market disruption will be similar in the future or that our level of deposit funding will not decrease.
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
State Street Corporation | 35

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
State Street Corporation | 36

In implementing various aspects of these capital regulations, we are making interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with the capital rules and may require us to take actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, banking regulators could change the Basel III rule or their interpretations as they apply to us, including changes to these standards or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel III rule. On September 7, 2022, the Federal Reserve's Vice Chair For Supervision stated that the Federal Reserve was undertaking a holistic review of U.S. capital requirements that will help the regulator consider adjustments to the current framework. In addition, on September 9, 2022, the U.S. Agencies reaffirmed their commitment to implementing revised regulatory capital requirements that align with the final set of Basel III standards (Basel IV package) issued by the Basel Committee on Banking Supervision in December 2017. They intend to seek public comments on a joint proposed rule in the coming months.
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
State Street Corporation | 37

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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, which beginning in 2023 will be subject to Democratic control in the Senate and Republican control in the House of Representatives, or the presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions to expand our business, or on the U.S.-domestic or global economies or financial markets.
Moreover, the current presidential administration has made certain changes in the leadership and senior staffs of the federal banking agencies and may make additional changes in the future. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted at this time. Furthermore, fiduciary, anti-competitive, voting power, governance, and other concerns with ESG investment strategies continue to be the subject of legislative and regulatory debate globally, particularly at the federal and state level in the United States, the
State Street Corporation | 38

outcomes of which could impact both our asset management business and the clients that we service.
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
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Beyond the risks of non-compliance, these requirements potentially expose us to increased counterparty credit risk and exposures to our clients created due to complications associated with compliance, including country risk, market risk, restrictions on asset transfers and inability to access assets. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is increasing and may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We
State Street Corporation | 39

sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, hamper our pursuit of a common global operating model or impede our ability to compete effectively with other financial institutions operating in those jurisdictions which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the implementation of the Basel prudential framework, the E.U. Digital Operational Resilience Act, Corporate Sustainability Reporting Directive and Sustainable Finance Disclosures Regulation, as well as proposals for amending the AIFM Directive and under the Capital Markets Union Action Plan. Recent, proposed or potential regulations in the U.S. and E.U. with respect to the supervision of digital assets and of climate and environmental risks, short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. Concerns regarding the liquidity and valuation of prime money market funds and similar products, as well as potential related regulation, may adversely impact the cash management products we offer. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies continue to be the subject of legislative and regulatory debate which could significantly impact both our asset management business and the clients that we service.
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
In connection with the resolution of certain proceedings relating to our announcement in 2015 that we had incorrectly invoiced clients for certain expenses, in May 2021, we entered into a deferred prosecution agreement with the office of the United States Attorney for the District of Massachusetts under which we agreed to retain an independent compliance monitor for a term of up to two years and
State Street Corporation | 40

comply with other requirements including cooperation with the government. Responding to the monitor's requests may entail significant cost and management attention and we are, in general, required to implement remediation plans to address any of the monitor's recommendations. These recommendations may require substantial cost and effort to remediate and, even when consistent with our own control enhancement objectives, may reflect differences in approach, timing and cost than we may independently intend. Under the deferred prosecution agreement we also have a heightened obligation promptly to report issues involving potential or alleged fraudulent activities to the DOJ.
As a result of the enhanced inspections and monitoring activities to which we are subject under this agreement, governmental authorities may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant cost, management attention, and systems development and such efforts may affect our ability to expand our business until such remedial actions are completed. These actions may be in addition to remedial measures required by the Federal Reserve and other financial regulators following examinations as a result of increased prudential expectations regarding our compliance programs, culture and risk management. Our failure to implement enhanced compliance and risk management procedures in a manner and in a time frame deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with such regulatory authority and could lead to restrictions on our activities or other sanctions. Moreover, the identification of new or additional facts and circumstances suggesting inappropriate or non-compliant conduct, whether identified by us, the monitor or a regulatory authority, in the course of an inspection, or independently by us could lead to new governmental proceedings or the re-opening of matters that were previously resolved. The presence of the monitor, as well as governmental programs rewarding whistleblowing, may also increase the instances of current or former employees alleging that certain practices are inconsistent with our legal or regulatory obligations.
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
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the 2008 financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in 2021, we paid a $115 million penalty to the office of the United Sates Attorney for the District of Massachusetts to resolve potential criminal claims arising from the invoicing matter. In addition, in connection with the resolution of a transition management matter, we agreed to pay a fine of £22.9 million (approximately $37.8 million) to the U.K. FCA in 2014 and fines of $32.3 million to each of the DOJ and the SEC in 2017. As a further example, we paid an aggregate of $575 million in 2016 to resolve a series of investigations and governmental and private claims alleging that our indirect foreign exchange rates prior to 2008 were not adequately disclosed or were otherwise improper. These matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
State Street Corporation | 41

Moreover, U.S. and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of a transition management matter and in May 2021, we entered into a deferred prosecution agreement with the office of the United States Attorney for the District of Massachusetts in connection with the invoicing matter and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending proceedings or future litigation legal proceedings. Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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
Our businesses may be adversely affected by increased political and regulatory scrutiny of ESG investing practices.
Our Investment Management line of business provides investment management strategies and products that incorporate consideration of ESG factors into the investment decision-making process. For clients and fund investors who want an investment solution that purposefully takes into consideration ESG factors, we offer investment funds and strategies that consider ESG investment risk and/or opportunity determinations as a material component of the investment strategy. Where clients have delegated to us authority to vote securities on their behalf at shareholder meetings of the public companies held in their investment portfolios, we may also take into consideration ESG issues that we believe are relevant to the long-term performance of the companies in which our clients invest. As part of our asset stewardship responsibilities to clients, we regularly engage with representatives of companies held in client portfolios, and these engagements frequently involve discussion of risks and opportunities relating to ESG issues. In connection with these activities, we have also become members of various organizations (e.g., Climate Action 100+, Net Zero Asset Managers Initiative) focused on climate change and other ESG issues.
These ESG-related investment management practices have recently become the subject of significant scrutiny by regulatory agencies and government officials. Certain officials have suggested that ESG-related investing practices may result in violations of law – including antitrust laws – and breaches of fiduciary duty. Views on ESG practices, particularly those related to climate issues, have also become political issues, which can amplify the reputational risks associated with such allegations. We have received information requests from various
State Street Corporation | 42

government entities in connection with their investigations of ESG investing practices. We are, therefore, subject to related risks of non-compliance with relevant legal requirements, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. We also face potential risks presented by the adoption of proposed rules currently under consideration by the SEC, which would impose new disclosure requirements and naming conventions for ESG-related funds and other ESG-related disclosure obligations on public companies more generally. "Greenwashing" regulations in other jurisdictions could have similar effects. Governmental enforcement action could also spark civil litigation claims by clients and fund shareholders asserting violations of law, fiduciary duties and contractual obligations. Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management.
Political pressure may also be placed upon governmental clients not to use service providers, such as us, if the legislators or governmental officials in such jurisdictions believe our ESG-related positions are not consistent with the views of such legislators or officials.
Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients. Moreover, aside from any governmental enforcement or litigation activity, public criticism levelled at ESG investing practices could result in reduced investor demand for ESG-related products, which could in turn negatively effect our assets under management and resulting fee revenues.
As a general matter, large index providers, such as State Street Global Advisors, have been and are expected to continue to be subject to legislative and regulatory proposals or investigations from both sides of the political spectrum due to a perception that they exert inappropriate influence over publicly traded companies.
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
State Street Corporation | 43

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
State Street Corporation | 44

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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal and state governments, including Massachusetts, and jurisdictions around the world continue to review and enact proposals to amend tax laws, rules and regulations, including those related to corporate minimum taxes, applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
We could face liabilities for withholding and other non-income taxes as a result of tax authority examinations.
In addition to income tax, we are at present, and in the future will be, under audit or other examination, and litigation or other dispute resolution proceedings, with U.S. and non-U.S. tax authorities regarding State Street Corporation non-income-based tax matters. Our interpretations or application of tax laws and regulations, including with respect to withholding, transfer, wage, use, stamp, value added, service and other non-income taxes, could differ from that of the relevant governmental taxing authority, or we may experience timing or other compliance deficiencies in connection with our efforts to comply with applicable tax laws and regulations, which could result in the requirement to pay additional taxes, penalties and/or interest, which could be material. Our tax exposure may also be impacted by tax positions taken by our clients and counterparties.
The market transition away from the use of the London Interbank Offered Rate (LIBOR) and other reference rates affected by reference rate reform as interest rate benchmarks may impose additional costs on us and may expose us to increased operational, model and financial risk.
Regulators globally have mandated that banks and other regulated financial institutions stop using the London Interbank Offered Rate (LIBOR - a floating benchmark interest rate for each of five major currencies) for all new financial contracts after December 31, 2021, with certain narrow exceptions. Legacy LIBOR contracts which remain outstanding after December 31, 2021 must be remediated by market participants ahead of applicable deadlines using various mechanisms, including amendment, refinancing, implementation of industry protocols and fallback rate provisions, and if applicable, remedial legislation at the national level and rules promulgated thereunder. Multiple new alternative reference rates and related conventions have been developed for various financial products and national currencies, including for derivatives contracts, loans and cash products.
Our failure or inability to timely plan and implement an effective LIBOR transition program to maintain operational and service continuity and to minimize the economic impact for our clients, ourselves and other stakeholders could negatively impact our business and financial performance. Those dependencies include, without limitation, LIBOR-based securities and loans held in our investment portfolio, LIBOR-based preferred stock and long-term debt issued by us, and LIBOR-based client fee schedules and deposit pricing. Also, to mitigate any potential weaknesses in the underlying models, inadequate assumptions or reliance on poor or inaccurate data, our internal models which support decision making and risk management have been adjusted.
Assets held by our customers in the investment portfolios that we service, or in the investment portfolios that we manage for others, may have LIBOR-based terms. As such, we must enhance our processes and systems to account for new alternative reference rates-based instruments and products as they come to market, the transition of existing LIBOR-based instruments to their fallback language, and uncertainty as to how such instruments should be valued where such fallback language or the applicability of remedial legislation is unclear. These process and system requirements could adversely
State Street Corporation | 45

impact our business, which in some instances is dependent on critical inputs from third parties, who themselves must timely adapt to market changes. Failure to implement the terms of those instruments in a manner consistent with customer expectations could lead to disputes and operational issues.
Failure or perceived failure to adequately manage the LIBOR transition could also affect our ability to attract and retain clients. Uncertainty relative to external developments necessary for the market transition away from LIBOR but outside of our control, such as the implementation of remedial legislation and regulatory decisions, could further increase the costs and risks of the transition for us or our subsidiaries.
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
In addition, our businesses and the markets in which we operate are continuously evolving. We will need to make additional investments to develop the operational infrastructure and to enhance our compliance and risk management capabilities to support our businesses through their evolution, which may increase the operating expenses of such businesses. Moreover, we may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cybersecurity developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that expose us to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the control policies, procedures and systems we have established to comply with our operational or security requirements will fail, will be inadequate or will become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Additionally, several of our processes for specific clients, often large clients with a high volume and large magnitude of transactions and activities, are bespoke and require additional attention, oversight and controls which involve an enhanced risk of episodic or continued failure as well as additional costs. Given the volume and magnitude of transactions we process on a daily basis, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. In addition to the financial losses associated with operational
State Street Corporation | 46

errors, these errors present the risk of client dissatisfaction and loss and reputational risk.
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
We manage expenses by migrating certain business processes and business support functions to lower-cost geographic locations, such as India, Poland and China, and by outsourcing to vendors and joint ventures in various jurisdictions. This effort exposes us to the risk that we may not effectively transition the relevant processes and activities, and that we may not maintain service quality, control and effective management or business resiliency within these operations during and after transitions. These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of outsourcing providers, joint ventures and other third parties. Our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations, particularly in locations where we have a concentration of our operational activities, such as India, Poland and China. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concerns exist with respect to maintaining a high level of service delivery and business continuity. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, which may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcing may diminish over time or could be offset in the event that the U.S. or other jurisdictions impose tax, trade barrier or other measures which seek to discourage the use of lower cost jurisdictions.
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
A cybersecurity incident, or a failure to protect our technology infrastructure, systems and information and our clients and others' information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems has and is expected to increase as the risk of cyber-attacks,
State Street Corporation | 47

which is presently elevated due to the current geopolitical environment and evolving alternative work arrangements, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-incidents or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cybersecurity controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats.
Our computer, communications, data processing, networks, backup, business continuity, disaster recovery or other operating, information or technology systems, facilities and activities have suffered and in the future may suffer disruptions or otherwise fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which can adversely affect our ability to process transactions, provide services or maintain systems availability, maintain information security, compliance and internal controls or otherwise appropriately conduct our business activities. For example, in addition to cyber-attacks, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, natural disasters, or employee or contractor error or malfeasance. Third parties may also attempt to place individuals within State Street or fraudulently induce employees, vendors, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients or other parties. Any such disruptions or failures may require us, among other things, to reconstruct lost data (which may not be possible), reimburse our clients' costs associated with such disruption or failure, result in loss of client business or damage our information technology infrastructure or systems or those of our clients or other parties. While we have not in the past suffered material harm or adverse effects from such disruptions or failures, we may not successfully prevent, respond to or recover from such disruptions or failures in the future, and any such disruption or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially.
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
State Street Corporation | 48

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
We frequently enter into long-term client servicing contracts in our Investment Servicing business, including with respect to our State Street Alpha services. These include outsourcing and other core services contracts and can involve information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
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
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance, as well as a leading provider of the products and services we offer. Adverse publicity, regulatory actions or fines, litigation, operational failures, loss of client opportunities or market share or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past decade we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015, and the related deferred prosecution agreement entered into in May 2021, have had similar effects. For additional information about these matters, see the risk factor "Our businesses may be adversely affected by government enforcement and litigation."
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
State Street Corporation | 49

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
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk and operational risk we face. We also use models for interest rate risk management and liquidity planning. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, investment, hedging, asset-and-liability management and whether to change business strategy. We also use artificial intelligence and machine learning models to automate or enhance certain business processes. Weaknesses in the underlying model including input data, assumptions, parameters, or implementation, as well as inappropriate model use, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our Model Risk Management practices pose an ongoing risk to us.
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
State Street Corporation | 50

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
If higher than normal demands for liquidity from our clients were to occur, managing the liquidity requirements of our collective investment pools could become more difficult. If such liquidity problems were to recur, our relationships with our clients may be adversely affected, and, we could, in certain circumstances, be required to consolidate the investment pools into our consolidated statement of condition, levels of redemption activity could increase, and our consolidated results of operations and business prospects could be adversely affected. In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.
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
State Street Corporation | 51

Climate change may increase the frequency and severity of major weather events and the ongoing transition to a low carbon economy may drive regulatory and business model change that could adversely affect our business operations and resiliency, our clients, our counterparties or other financial market participants and could adversely affect our consolidated results of operations and financial condition.
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
In addition, impacts associated with climate change-related legislative and regulatory initiatives and the transition to a low carbon economy, including meeting new regulatory expectations, retrofitting of assets, purchasing carbon credits or paying carbon taxes, may result in operational changes and additional expenditures that could adversely affect us. Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change, including through the development and marketing of effective and competitive new products and services designed to address our clients’ climate risk-related needs. These risks include negative market perception, diminished sales effectiveness and regulatory and litigation consequences associated with "greenwashing" claims or driven by association with clients, industries or products that may be inconsistent with our stated positions on climate change issues.
We may incur losses as a result of unforeseen events including terrorist attacks, natural disasters, the emergence of a new pandemic or acts of embezzlement.
Acts of terrorism, natural disasters or the emergence of a new pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from terrorism, natural disasters and pandemics; however, anticipating or addressing all potential contingencies is not possible for events of this nature. Acts of terrorism, either targeted or broad in scope, or natural disasters could damage our physical facilities, harm our employees and disrupt our operations. A pandemic, or concern about a possible pandemic, could lead to operational difficulties and impair our ability to manage our business. Acts of terrorism, natural disasters and pandemics could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial markets.
State Street Corporation | 52

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022 and 2021, we occupied a total of approximately 5.2 million and 6.2 million square feet, respectively, of office space, data centers and related facilities worldwide, of which approximately 4.5 million and 5.2 million square feet, respectively, were leased. Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts. Various divisions of our two lines of business as well as support functions occupy approximately 400 thousand square feet leased in this building, which is a non cancellable lease that expires in September 2023. As of December 31, 2022, we have an additional lease that has not yet commenced on approximately 500 thousand square feet at One Congress Street, Boston, Massachusetts. This property will replace the One Lincoln Street property as our headquarters in 2023. An additional approximate 1.4 million square feet is occupied in Eastern Massachusetts of which approximately 700 thousand square feet is owned. Outside the U.S. and Canada, we also occupy other principal leased space to support our operations in EMEA, including Germany, Ireland, Luxembourg, Poland, and the United Kingdom, and in APAC, including China and India. The following table provides information regarding our principal office space, data centers and related facilities by region as of December 31, 2022:

	Number of locations			Approximate Square Footage (in millions)
	Owned	Leased	Total	Owned	Leased	Total
Americas	1	39	40	0.7	2.0	2.7
Europe/Middle East/Africa	—	35	35	—	1.3	1.3
Asia/Pacific	—	37	37	—	1.2	1.2
Total	1	111	112	0.7	4.5	5.2
We believe that our owned and leased facilities globally are suitable and adequate for our business needs. We do not delineate our facilities by line of business as they are occupied by both. Additional information about our occupancy costs, including commitments under non cancellable leases, is provided in Note 20 to the consolidated financial statements included under Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
State Street Corporation | 53

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 16, 2023.

Name	Age	Position
Ronald P. O'Hanley	66	Chairman and Chief Executive Officer
Eric W. Aboaf	58	Vice Chairman and Chief Financial Officer
Ian W. Appleyard	58	Executive Vice President, Global Controller and Chief Accounting Officer
Andrew J. Erickson	53	Executive Vice President, Chief Productivity Officer and Head of International
Brian Franz	57	Executive Vice President, Chief Information Officer and Head of Enterprise Resiliency
Kathryn M. Horgan	57	Executive Vice President and Chief Human Resources and Citizenship Officer
Bradford Hu	59	Executive Vice President and Chief Risk Officer
Yie-Hsin Hung	60	President and Chief Executive Officer, State Street Global Advisors
Louis D. Maiuri	58	President, Chief Operating Officer and Head of Investment Services
David C. Phelan	65	Executive Vice President, General Counsel and Secretary
John Plansky	57	Executive Vice President and Head of State Street Alpha
Michael L. Richards	64	Executive Vice President and Chief Administrative Officer
All executive officers are appointed by the Board of Directors and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
Mr. O'Hanley joined State Street in April 2015 and since January 1, 2020 has served as the Chairman of the Board and Chief Executive Officer. Prior to this role Mr. O'Hanley served as President and Chief Executive Officer from January 2019 to December 2020 and President and Chief Operating Officer from November 2017 to December 2018 and served as Vice Chairman from January 1, 2017 to November 2017. He served as the Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation, from April 2015 to November 2017. Prior to joining State Street, Mr. O'Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O'Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as president and chief executive officer of BNY Asset Management in Boston from 2007 to 2010.
Mr. Aboaf joined State Street in December 2016 as Executive Vice President and has served as Executive Vice President and Chief Financial Officer since February 2017. In May 2022, Mr. Aboaf was appointed to the role of Vice Chairman, with expanded responsibility for State Street’s Global Markets and Global Credit Finance businesses. Prior to joining State Street, Mr. Aboaf served as chief financial officer of Citizens Financial Group, a financial services and retail banking firm, from April 2015 to December 2016, with responsibility for all finance functions and corporate development. From 2003 to March 2015, he served in several senior management positions for Citigroup, a global investment banking and financial services corporation, including as global treasurer and as the chief financial officer of the institutional client group, which included the custody business.
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
Mr. Franz joined State Street in January 2020 as Executive Vice President and Chief Information Officer. Prior to this role, Mr. Franz served as Chief Productivity Officer and Chief Information Officer at Diageo PLC, a British multinational alcoholic beverages company, with responsibility for enterprise operations, technology and business service functions. Prior to joining Diageo in 2008, he was Chief Information Officer at PepsiCo International, and before that in leadership roles at General Electric (GE), including GE Capital, and AT&T.
State Street Corporation | 54

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
Ms. Hung joined State Street in December 2022 as President and Chief Executive Officer of State Street Global Advisors. Prior to joining State Street, Ms. Hung served as chief executive officer of New York Life Investment Management (NYLIM), a global investment management business that provides a broad range of fixed income, alternatives, equity and ESG capabilities, from April 2015 to October 2022. Prior to NYLIM, Ms. Hung held a number of leadership positions at Bridgewater Associates and Morgan Stanley.
Mr. Maiuri joined State Street in October 2013 and since May 2022 has served as President and Head of Investment Services. From February 2019 to May 2022, Mr. Maiuri served as Executive Vice President and Chief Operating Officer, and he remains State Street's Chief Operating Officer in his current role. Mr. Maiuri served as Executive Vice President and head of State Street Global Markets from June 2016 to February 2019 and head of State Street Global Exchange from July 2015 to January 2017. From 2013 to July 2015, he led State Street's Securities Finance division. Before joining State Street, Mr. Maiuri served as executive vice president and deputy chief executive officer of asset servicing at BNY Mellon, a global banking and financial services corporation, from 2009 to 2013.
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
Prior to joining State Street, Mr. Phelan served as a senior partner at Wilmer Cutler Pickering Hale and Dorr LLP from 1993 to 2006.
Mr. Plansky joined State Street in January 2017 as head of State Street Global Exchange and since December 2020 has served as Executive Vice President and Head of State Street Alpha. Prior to that role, Mr. Plansky served as Chief Executive Officer of CRD from October 2018 to December 2020. Before joining State Street, Mr. Plansky led the U.S. Strategy business and U.S. Global Platforms business for PricewaterhouseCoopers, an international professional services firm, from April 2014 to November 2016. Prior to the acquisition of Booz & Co. by PricewaterhouseCoopers, he was a senior partner at Booz & Co. leading the technology practice and serving as a senior advisor to global financial institutions.
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
State Street Corporation | 55

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,105 shareholders of record as of January 31, 2023.
In July 2021, our Board approved a common share repurchase program authorizing the purchase of up to $3.0 billion of our common stock from July 15, 2021 through December 31, 2022 (the 2021 Program) . We did not repurchase any common stock during the first three quarters of 2022. In October 2022, we resumed our share repurchases and purchased $1.5 billion of our common stock in the fourth quarter of 2022 under the 2021 Program. In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. The following table presents the activity under our common share repurchase program for each of the months in the quarter ended December 31, 2022.

(Dollars in millions except per share amounts; shares in thousands)	Total Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program(1)
Period:
October 1 - October 31, 2022	3,677	$72.24	3,677	$2,734
November 1 - November 30, 2022	9,537	76.97	9,537	2,000
December 1 - December 31, 2022	6,310	79.22	6,310	—
Total	19,524	$76.81	19,524	$—

(1) The 2021 Program expired on December 31, 2022 with $1.50 billion remaining under the authorization. In January 2023, our Board approved a new share repurchase program authorizing the purchase of up to $4.50 billion of our common stock through December 31, 2023.
Stock purchases under our common stock repurchase programs may be made using various types of transactions, including open-market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction may not be ratable over the duration of the program, may vary from reporting period to reporting period and will depend on several factors, including our capital position and our financial performance, investment opportunities, market conditions, regulatory considerations including the nature and timing of implementation of revisions to the Basel III framework, and the amount of common stock issued as part of employee compensation programs. Our common stock purchase program does not have specific price targets and may be suspended at any time. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under "Capital" in “Financial Condition” in our Management's Discussion and Analysis and in Note 15 to the consolidated financial statements in this Form 10-K.
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
State Street Corporation | 56

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
State Street Corporation | 57

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph below presents the cumulative total shareholder return on our common stock as compared to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Peer Group over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2017 and reinvestment of common stock dividends.
•The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions, and is our primary comparator group index.
•The Peer Group is composed of The Bank of New York Mellon Corporation and Northern Trust Corporation.

	2017	2018	2019	2020	2021	2022
State Street Corporation	$100	$66	$85	$81	$107	$92
S&P 500 Index	100	96	126	149	192	157
KBW Bank Index	100	82	112	100	139	109
Peer group	100	88	102	90	124	98
The following table compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Peer Group over a one-year, three-year and five-year period.

	1 year	3 years	5 years
State Street Corporation	(14)%	8%	(8)%
S&P 500 Index	(18)	25	57
KBW Bank Index	(21)	(2)	9
Peer group	(21)	(4)	(2)
State Street Corporation | 58

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and accompanying notes in this Form 10-K. Certain previously reported amounts presented in this Form 10-K have been reclassified to conform to current-period presentation.
As of December 31, 2022, we had consolidated total assets of $301.45 billion, consolidated total deposits of $235.46 billion, consolidated total shareholders' equity of $25.19 billion and approximately 42,000 employees. Through our two lines of business, Investment Servicing and Investment Management, we operate in more than 100 geographic markets worldwide, including the U.S., Canada, Latin America, Europe, the Middle East and Asia.
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
Information about the significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods is included under “Significant Accounting Estimates” in this Management's Discussion and Analysis and in Note 1 to the consolidated financial statements in this Form 10-K.
Certain financial information provided in this Form 10-K, including this Management's Discussion and Analysis, is presented using both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities. Non-GAAP financial information should be considered in addition to, and not as a substitute for or as superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure. As part of our non-GAAP-basis measures, we present a fully taxable-equivalent NII that reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, which we believe facilitates an investor's understanding and analysis of our underlying financial performance and trends.
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
Information regarding additional disclosures and materials available on our corporate website is provided under "Additional Information" in Item 1 in this Form 10-K.
State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Total fee revenue	$9,606	$10,012	$9,499
Net interest income	2,544	1,905	2,200
Total other income	(2)	110	4
Total revenue	12,148	12,027	11,703
Provision for credit losses	20	(33)	88
Total expenses	8,801	8,889	8,716
Income before income tax expense	3,327	3,171	2,899
Income tax expense	553	478	479
Net income	$2,774	$2,693	$2,420
Adjustments to net income:
Dividends on preferred stock(1)	$(112)	$(119)	$(162)
Earnings allocated to participating securities(2)	(2)	(2)	(1)
Net income available to common shareholders	$2,660	$2,572	$2,257
Earnings per common share:
Basic	$7.28	$7.30	$6.40
Diluted	7.19	7.19	6.32
Average common shares outstanding (in thousands):
Basic	365,214	352,565	352,865
Diluted	370,109	357,962	357,106
Cash dividends declared per common share	$2.40	$2.18	$2.08
Return on average common equity	11.1%	10.7%	10.0%
Pre-tax margin	27.4	26.4	24.8
Return on average assets	1.0	0.9	0.9
Common dividend payout	33.4	30.3	32.9
Average common equity to average total assets	8.3	8.0	8.3

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
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2022 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2022 to those of the year ended December 31, 2021, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" sections which follow “Financial Results and Highlights”, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2021 to those of the year ended December 31, 2020 is included in the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022.
Financial Results and Highlights
•2022 financial performance:
◦EPS of $7.19, flat compared to 2021.
◦Total revenue increased 1% compared to 2021, as higher NII was partially offset by lower fee revenue and the impact of currency translation, which decreased total revenue by 2% in 2022 relative to the same period in 2021.
◦Total expenses decreased 1% compared to 2021, as continued productivity and optimization savings, as well as the benefit from currency translation were partially offset by ongoing business investments and merit increases, professional fees, recoverable client-related expenses, marketing and travel costs. Currency translation reduced expenses by 3% in 2022 compared to 2021.
◦Return on equity of 11.1% increased from 10.7% in 2021, primarily due to an increase in net income available to common shareholders. Pre-tax margin of 27.4% increased from 26.4% in 2021, primarily due to the increase in total revenue and lower expenses.
◦Positive operating leverage of 2.0% points. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
◦Negative fee operating leverage of 3.1% points. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
◦Returned approximately $2.4 billion to our shareholders in the form of common stock dividends and common share repurchases compared to approximately $1.7 billion in 2021.
State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue
•Total fee revenue decreased 4% compared to 2021, primarily driven by lower servicing fees, management fees, and other fee revenue, partially offset by higher foreign exchange trading services revenue and software and processing fees. Currency translation negatively impacted both total revenue and total fee revenue by 2% each in 2022 compared to 2021.
•Servicing fee revenue decreased 8% compared to 2021, primarily due to normal pricing headwinds, lower average market levels and lower client activity and adjustments, partially offset by net new business. Currency translation contributed 3% to the decrease in servicing fee revenue in 2022 compared to 2021.
•Management fee revenue decreased 6% compared to 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs. Currency translation contributed 2% to the decrease in management fee revenue in 2022 compared to 2021.
•Foreign exchange trading services revenue increased 14% compared to 2021, primarily reflecting higher FX spreads and a revenue- related recovery from a 2018 FX benchmark litigation resolution, partially offset by lower client FX volumes.
•Securities finance revenue was flat compared to 2021, reflecting higher spreads, offset by lower agency and enhanced custody balances.
▪Software and processing fees revenue increased 7% compared to 2021, primarily due to higher front office software and data revenue associated with CRD, partially offset by lower lending fees.
•Other fee revenue decreased $64 million compared to 2021, primarily driven by negative market-related adjustments.
•NII increased 34% compared to 2021, primarily due to higher interest rates from U.S. and international central bank rate hikes, partially offset by lower client deposits.
Provision for Credit Losses
•We recorded a $20 million provision for credit losses, due to a downward shift in management's economic outlook that was partially offset by a reduction in overall loan portfolio risk, compared to a $33 million release of credit reserves in 2021.
Expenses
•Total expenses decreased 1% compared to 2021, as continued productivity and optimization savings, as well as the benefit from currency translation were partially offset by ongoing business investments and merit increases, professional fees, recoverable client-related expenses, marketing and travel costs. Currency translation reduced expenses by 3% in 2022 compared to 2021.
Notable Items
•The impact of notable items in 2022 includes:
◦Revenue-related recovery of $23 million from settlement proceeds associated with the 2018 FX benchmark litigation resolution, which is reflected in foreign exchange trading services revenue;
◦Repositioning charges of approximately $78 million, consisting of $50 million of compensation and benefits expenses primarily related to streamlining the Investment Services organization, and $20 million of occupancy charges related to real estate footprint optimization and $8 million of BBH-related repositioning charges; and
◦Acquisition and restructuring costs of approximately $65 million related to the BBH Investor Services acquisition transaction we are no longer pursuing.
•The impact of notable items in 2021 includes:
◦Gain on the sale of a majority share of our Wealth Management Services (WMS) business of $53 million recorded in other income;
◦Gain on sale of investment securities of $58 million related to a one-time transfer of LIBOR and Euro Interbank Offered Rate based securities from HTM to AFS, and the subsequent sale of the majority of those securities in 2021;
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
◦Acquisition and restructuring costs of approximately $65 million, of which $53 million related to CRD and $13 million related to the BBH Investor Services acquisition transaction we are no longer pursuing;
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
AUC/A and AUM
•AUC/A of $36.74 trillion as of December 31, 2022 decreased 16% compared to December 31, 2021, primarily due to lower market levels, a previously disclosed client transition and the impact of currency translation, partially offset by new business installations. In 2022, newly announced asset servicing mandates totaled approximately $1.9 trillion. Servicing assets remaining to be installed in future periods totaled approximately $3.60 trillion as of December 31, 2022.
•AUM of $3.48 trillion as of December 31, 2022 decreased 16% compared to December 31, 2021, primarily due to lower market levels, institutional net outflows and the impact of currency translation, partially offset by net inflows from ETFs.
Capital
•In 2022, we returned approximately $2.4 billion to our shareholders in the form of common stock dividends and common share repurchases compared to approximately $1.7 billion in 2021.
•We declared aggregate common stock dividends of $2.40 per share, totaling $871 million compared to $2.18 per share, totaling $779 million in 2021.
•We did not repurchase any common stock during the first three quarters of 2022. In October 2022, we resumed our share repurchases under the 2021 Program, and purchased an aggregate of 19.5 million shares of common stock, at an average per share cost of $76.81 and an aggregate cost of approximately $1.5 billion in the fourth quarter of 2022.
•In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023.
•Our standardized CET1 capital ratio decreased to 13.6% as of December 31, 2022, compared to 14.3% as of December 31, 2021, primarily reflecting lower AOCI related to AFS securities, largely recognized in the first half of 2022 driven by the significant increase in interest rates across the yield curve and the resumption of common share repurchases in the fourth quarter of 2022, partially offset by higher retained earnings and episodically lower RWA. However, we anticipate RWA to increase over the coming quarter as market volatility levels normalize and we efficiently deploy capital to our businesses. Our Tier 1 leverage ratio decreased to 6.0% as of December 31, 2022 compared to 6.1% as of December 31, 2021, primarily driven by lower AOCI and resumption of share repurchases in the fourth quarter of 2022, partially offset by a decline in consolidated average assets. During 2022, we completed a number of actions designed to mitigate additional AOCI risk in the current environment including a $23.56 billion transfer of securities from AFS to HTM. Given the current global economic environment, we currently expect our CET1 and Tier 1 leverage capital ratios to move into our target ranges of 10-11% and 5.25-5.75%, respectively.

State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Debt Issuances and Redemptions
•On February 7, 2022, we issued $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026, $650 million aggregate principal amount of 2.203% fixed-to-floating rate senior notes due 2028 and $550 million aggregate principal amount of 2.623% fixed-to-floating rate senior notes due 2033.
•On March 30, 2022, we redeemed $750 million aggregate principal amount of 2.825% Fixed-to-Floating Rate Senior Notes due 2023.
•On May 13, 2022, we issued $500 million aggregate principal amount of 4.421% fixed-to-floating rate senior notes due 2033.
•On May 15, 2022, we redeemed $750 million aggregate principal amount of 2.653% fixed-to-floating rate senior notes due 2023.
•On August 4, 2022, we issued $750 million aggregate principal amount of 4.164% fixed-to-floating rate senior notes due 2033.
•On November 4, 2022, we issued $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026 and $500 million aggregate principal amount of 5.820% fixed-to-floating rate senior notes due 2028.
•On January 26, 2023, we issued $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026 and $750 million aggregate principal amount of 4.821% fixed-to-floating rate senior notes due 2034.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2022 compared to 2021 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2022 vs. 2021	% Change 2021 vs. 2020
(Dollars in millions)	2022	2021	2020
Fee revenue:
Back office services	$4,714	$5,117	$4,758	(8)%	8%
Middle office services	373	414	399	(10)	4
Servicing fees(1)	5,087	5,531	5,157	(8)	7
Management fees	1,939	2,053	1,880	(6)	9
Foreign exchange trading services	1,376	1,211	1,363	14	(11)
Securities finance	416	416	356	—	17
Front office software and data	550	484	446	14	9
Lending related and other fees	239	254	239	(6)	6
Software and processing fees(1)	789	738	685	7	8
Other fee revenue(1)	(1)	63	58	nm	9
Total fee revenue	9,606	10,012	9,499	(4)	5
Net interest income:
Interest income	4,088	1,908	2,575	nm	(26)
Interest expense	1,544	3	375	nm	(99)
Net interest income	2,544	1,905	2,200	34	(13)
Other income:
Gains (losses) related to investment securities, net	(2)	57	4	nm	nm
Other income	—	53	—	nm	nm
Total other income	(2)	110	4	nm	nm
Total revenue	$12,148	$12,027	$11,703	1	3

(1) In the first quarter of 2022, we reclassified certain fee revenue in our Consolidated Statement of Operations, primarily moving revenues that are not directly associated with software and processing fees to a new Other fee revenue line item. In addition, we provided a disaggregation of servicing fees into Back office services and Middle office services and of software and processing fees into Front office software and data and Lending related and other fees. Prior periods have been revised to reflect these changes.
nm Not meaningful
State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2022, 2021 and 2020. Servicing and management fees collectively made up approximately 73%, 76% and 74% of the total fee revenue in 2022, 2021 and 2020, respectively.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, decreased 8% in 2022 compared to 2021 primarily due to normal pricing headwinds, lower average market levels and lower client activity and adjustments, partially offset by net new business. Currency translation decreased servicing fee revenue by 3% in 2022 relative to 2021.
Servicing fees generated outside the U.S. were approximately 46% of total servicing fees in 2022, compared to approximately 48% in 2021.
Servicing fee revenue comprises revenue from both back office and middle office services. Generally, our servicing fee revenues are affected by several factors including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration, which we refer to collectively as back office services and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients.
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes and geography of assets held within our clients’ portfolios. For certain asset classes where the valuation process is more complex, including alternative investments, or where our valuation is dependent on third party information, AUC/A is reported on a time lag, typically one-month. For those asset classes, the impact of market levels on our reported AUC/A does not reflect current period-end market levels.
We estimate that worldwide market valuations impacted our servicing fee revenues by approximately (2)% and 7% in 2022 and 2021, respectively. Over the five years ended December 31, 2022, we estimate this impact was 2% on average with a range of (2)% to 7% annually. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of December 31, 2022, that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of December 31, 2022, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a significantly smaller impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
S&P 500®	4,099	4,273	(4)%	4,078	4,279	(5)%	3,840	4,766	(19)%
MSCI EAFE®	1,976	2,289	(14)	1,965	2,272	(14)	1,944	2,336	(17)
MSCI® Emerging Markets	1,033	1,315	(21)	1,026	1,303	(21)	956	1,232	(22)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2022	2021	% Change
Bloomberg U.S. Aggregate Bond Index®	2,049	2,355	(13)%
Bloomberg Global Aggregate Bond Index®	446	532	(16)

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. We estimate that client activity and asset flows, together, impacted our servicing fee revenues by approximately (2)% and 0% in 2022 and 2021, respectively. Over the five years ended December 31, 2022, we estimate this impact was 0% on average with a range of (2)% to 2% annually. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Years Ended December 31,
(In billions)	2022	2021
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(890.9)	$612.4
Money Market	(35.3)	405.4
Exchange-Traded Fund	572.5	504.6
Total Flows	$(353.7)	$1,522.4

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$(254.1)	$809.4
Money Market	63.7	4.5
Exchange-Traded Fund	67.0	176.8
Total Flows	$(123.4)	$990.7

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
(3) The year ended December 31, 2022 data for North America (US domiciled) includes Morningstar direct actuals for January 2022 through November 2022 and Morningstar direct estimates for December 2022.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The year ended December 31, 2022 data for Europe is on a rolling twelve month basis for December 2021 through November 2022, sourced by Morningstar.
Net New Business
Net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% in both 2022 and 2021. Over the five years ended December 31, 2022, this impact was 0% on average with a range of 0% to 1% annually. Gross investment servicing mandates were $1.94 trillion in 2022 and $2.00 trillion per year on average over the past five years. Over the five years ended December 31, 2022, gross annual investment servicing mandates ranged from approximately $0.79 trillion to $3.52 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. Our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $3.61 trillion that are yet to be installed as of December 31, 2022, we expect the conversion will occur over the coming 36 months.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A, once installed, can vary materially. We estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% in both 2022 and 2021. On average, over the five years ended December 31, 2022, this impact
State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
was approximately (3)% annually, with the impact ranging from (2)% to (4)% in any given year. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
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
Historically, and based on an indicative sample of revenue, we estimate that approximately 60%, on average, of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another 15%, on average, of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining approximately 25% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.
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

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Collective funds, including ETFs	$12,261	$15,722	$13,387	(22)%	17%
Mutual funds	9,610	11,575	9,810	(17)	18
Pension products	7,734	8,443	7,594	(8)	11
Insurance and other products	7,138	7,938	8,000	(10)	(1)
Total	$36,743	$43,678	$38,791	(16)	13

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Equities	$20,575	$25,974	$21,626	(21)%	20%
Fixed-income	10,318	12,587	12,834	(18)	(2)
Short-term and other investments	5,850	5,117	4,331	14	18
Total	$36,743	$43,678	$38,791	(16)	13

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Americas	$26,981	$32,427	$28,245	(17)%	15%
Europe/Middle East/Africa	7,136	8,599	8,101	(17)	6
Asia/Pacific	2,626	2,652	2,445	(1)	8
Total	$36,743	$43,678	$38,791	(16)	13

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in 2022 totaled approximately $1.94 trillion. Servicing assets remaining to be installed in future periods totaled approximately $3.61 trillion as of December 31, 2022, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
With respect to these new servicing mandates, once installed we may provide various services, including back office services such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, fund accounting, middle office services such as investment book of records (IBOR), transaction management, loans, cash derivatives and collateral services, recordkeeping, client reporting and investment analytics, markets services such as FX trading services, liquidity solutions, currency and collateral management and securities finance, and front office services such as portfolio management solutions, risk analytics, scenario analysis, performance and attribution, trade order and execution management, pre-trade compliance and ESG investment tools. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the timing of installation, and the types of assets.
As previously disclosed, in early 2021, due to a decision to diversify providers, one of our large asset servicing clients has advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers, pending necessary approvals. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition began in 2022, but will principally occur in 2023 and 2024 and will impact our fee revenue and income growth trends through 2025. For the year ended December 31, 2022, the fee revenue associated with the assets yet to transition represented approximately 1.7% of our total fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
Management Fee Revenue
Management fees decreased 6% in 2022 compared to 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs.
Management fees generated outside the U.S. were approximately 26% of total management fees in both 2022 and 2021.
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and UCITS, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients. From the second half of 2020 through the first quarter of 2022, we were in a prolonged low-interest rate environment, and waived certain fees for our clients for money market products. Following the Federal Reserve rate hikes in March and September 2022, money market fee waivers did not have a significant impact on our management fee revenue in the last three quarters of 2022.
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account's performance.
In light of the above, we estimate, using relevant information as of December 31, 2022 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Equity:
Active	$54	$80	$85	(33)%	(6)%
Passive	2,074	2,594	2,086	(20)	24
Total equity(1)	2,128	2,674	2,171	(20)	23
Fixed-income:
Active	83	103	90	(19)	14
Passive	471	520	459	(9)	13
Total fixed-income(1)	554	623	549	(11)	13
Cash(1)(2)	376	368	349	2	5
Multi-asset-class solutions:
Active	28	34	40	(18)	(15)
Passive	181	188	146	(4)	29
Total multi-asset-class solutions(1)	209	222	186	(6)	19
Alternative investments(3):
Active	35	56	39	(38)	44
Passive	179	195	173	(8)	13
Total alternative investments(1)	214	251	212	(15)	18
Total	$3,481	$4,138	$3,467	(16)	19

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

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
North America	$2,544	$2,931	$2,411	(13)%	22%
Europe/Middle East/Africa	511	592	512	(14)	16
Asia/Pacific	426	615	544	(31)	13
Total	$3,481	$4,138	$3,467	(16)	19

(1) Geographic mix is based on client location or fund management location.
.

TABLE 11: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2022	December 31, 2021	December 31, 2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Alternative Investments(2)	$67	$72	$83	(7)%	(13)%
Equity(3)	817	970	708	(16)	37
Multi Asset	1	1	—	—	nm
Fixed-Income(3)	134	135	115	(1)	17
Total Exchange-Traded Funds	$1,019	$1,178	$906	(13)	30

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
nm Not meaningful
State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity(1)	Fixed-Income(1)	Cash(1)(2)	Multi-Asset-Class Solutions(1)	Alternative Investments(1)(3)	Total
Balance as of December 31, 2019	$1,990	$479	$317	$157	$173	$3,116
Long-term institutional flows, net(4)	(101)	4	(1)	9	(11)	(100)
Exchange-traded fund flows, net	12	16	—	—	16	44
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	(89)	20	31	9	5	(24)
Market appreciation (depreciation)	241	42	(1)	18	30	330
Foreign exchange impact	29	8	2	2	4	45
Total market/foreign exchange impact	270	50	1	20	34	375
Balance as of December 31, 2020	$2,171	$549	$349	$186	$212	$3,467
Long-term institutional flows, net(4)	(25)	70	(2)	16	10	69
Exchange-traded fund flows, net	94	23	—	—	(10)	107
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	69	93	18	16	—	196
Market appreciation (depreciation)	476	(7)	2	22	43	536
Foreign exchange impact	(42)	(12)	(1)	(2)	(4)	(61)
Total market/foreign exchange impact	434	(19)	1	20	39	475
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(4)	(97)	18	1	19	—	(59)
Exchange-traded fund flows, net	—	22	—	—	—	22
Total flows, net	(97)	40	1	19	—	(37)
Market appreciation (depreciation)	(398)	(94)	9	(28)	(30)	(541)
Foreign exchange impact	(51)	(15)	(2)	(4)	(7)	(79)
Total market/foreign exchange impact	(449)	(109)	7	(32)	(37)	(620)
Balance as of December 31, 2022	$2,128	$554	$376	$209	$214	$3,481

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 14% in 2022 compared to 2021, primarily reflecting higher FX spreads and a revenue- related recovery from a 2018 FX benchmark litigation resolution, partially offset by lower client FX volumes. The negative impact on foreign exchange trading services revenue for fee waivers to money market funds participating on the Fund Connect platform, including State Street Global Advisors funds, was $12 million in 2022, compared to $53 million in 2021. The lower impact in 2022 was driven by the higher interest rate environment.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 68% and 32%, respectively, of foreign exchange trading services revenue in 2022, and 67% and 33%, respectively in 2021.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, was flat in 2022 compared to 2021, primarily driven by higher spreads, offset by lower agency and enhanced custody balances.
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
Software and Processing Fees
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 7% in 2022 compared to 2021, primarily driven by higher front office software and data revenue associated with CRD, partially offset by lower lending fees.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 14% in 2022 compared to 2021, primarily driven by higher on-premises renewals and software-enabled revenue.
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
Lending related and other fees decreased 6% in 2022 compared to 2021, reflecting lower unfunded commitments relating to our municipal and fund finance products, driven by changes in product mix. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with certain tax-advantaged investments and other equity method investments.
Other fee revenue decreased $64 million in 2022, compared to 2021, primarily driven by negative market-related adjustments which impacted other fee revenue by approximately $57 million compared to the same period in 2021.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2022, 2021 and 2020.
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
NII on an FTE basis increased in 2022 compared to 2021, primarily due to higher interest rates from U.S. and international central bank rate hikes, partially offset by lower client deposits.
Net premium amortization on investment securities, which is included in interest income, was $225 million in 2022, compared to $556 million in 2021 and $575 million in 2020. The decrease in MBS premium amortization is primarily due to lower prepayments from higher long-end interest rates.
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
The following table presents the investment securities amortizable purchase premium net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Years Ended December 31,
	2022			2021			2020
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)
Unamortized premiums, net of discounts at period end	$520	$208	$728	$712	$502	$1,214	$1,173	$736	$1,909
Net premium amortization(2)	142	83	225	342	214	556	399	176	575

(1) The investment securities portfolio duration was 2.6 years in 2022, 2.9 years in 2021 and 3.0 years in 2020. Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM. Additional information on the transfer of securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.
(2) Net of discount accretion on MMLF HTM securities.
State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2022, 2021 and 2020.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2022			2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks(2)	$76,498	$842	1.10%	$89,996	$(15)	(.02)%	$76,588	$76	.10%
Securities purchased under resale agreements(3)	2,116	188	8.88	4,193	27	.63	3,452	126	3.64
Trading account assets	721	—	.01	752	—	.01	878	—	—
Investment securities:
Investment securities available for sale	53,613	733	1.37	66,584	583	.88	58,036	761	1.31
Investment securities held-to-maturity	58,316	979	1.68	44,832	665	1.48	42,956	830	1.93
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	314	4	1.35	8,183	117	1.43
Total Investment securities	111,929	1,712	1.53	111,730	1,252	1.12	109,175	1,708	1.56
Loans	35,117	973	2.77	31,009	640	2.07	27,525	627	2.28
Other interest-earning assets(4)	20,850	383	1.84	22,355	17	.08	11,256	55	.49
Average total interest-earning assets	247,231	4,098	1.66	260,035	1,921	.74	228,874	2,592	1.13
Cash and due from banks	3,652			5,057			3,849
Other assets	35,547			34,651			36,611
Average total Assets	$286,430			$299,743			$269,334

Interest-bearing deposits:
U.S.	$98,252	$887	.90%	$104,848	$10	.01%	$87,444	$114	.13%
Non-U.S.(2)(5)	76,842	80	.10	82,126	(273)	(.33)	68,806	(231)	(.34)
Total interest-bearing deposits(5)(6)	175,094	967	.55	186,974	(263)	(.07)	156,250	(117)	(.07)
Securities sold under repurchase agreements	3,633	14	.39	667	—	—	2,615	4	.14
Short-term borrowings under money market liquidity facility	—	—	—	315	4	1.21	8,207	101	1.22
Other short-term borrowings	1,188	26	2.18	788	2	.21	2,226	18	0.78
Long-term debt	14,132	376	2.66	13,383	219	1.64	14,371	312	2.17
Other interest-bearing liabilities(7)	2,725	161	5.91	5,486	41	.75	3,176	57	1.82
Average total interest-bearing liabilities	196,772	1,544	.78	207,613	3	—	186,845	375	.20
Non-interest bearing deposits	47,780			48,430			36,975
Other liabilities	15,992			17,615			20,464
Preferred shareholders' equity	1,976			2,076			2,569
Common shareholders' equity	23,910			24,009			22,481
Average total liabilities and shareholders' equity	$286,430			$299,743			$269,334
Excess of rate earned over rate paid			.87%			.74%			.93%
Net interest income, fully taxable-equivalent basis		$2,554			$1,918			$2,217
Net interest margin, fully taxable-equivalent basis			1.03%			.74%			.97%
Tax-equivalent adjustment		(10)			(13)			(17)
Net interest income, GAAP basis		$2,544			$1,905			$2,200

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Negative values reflect the impact of interest rate environments outside of the U.S. where central bank rates were below zero for several major currencies.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $71.02 billion, $62.15 billion and $100.45 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.26%, 0.04% and 0.12% for the years ended December 31, 2022, 2021 and 2020, respectively.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.39 billion, $$5.60 billion and $$5.65 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Excluding the impact of netting, the average interest rates would be approximately 1.46%, 0.06% and 0.32% for the years ended December 31, 2022, 2021 and 2020, respectively.
(5) Average rate includes the impact of FX swap costs of approximately ($20) million, ($68) million and ($63) million for the years ended December 31, 2022, 2021 and 2020, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were (0.55)%, (0.10)% and (0.03)% for the years ended December 31, 2022, 2021 and 2020, respectively.
(6) Total deposits averaged $222.87 billion, $235.40 billion and $193.23 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $4.59 billion, $5.48 billion and $6.38 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Excluding the impact of netting, the average interest rates would be approximately 2.20%, 0.38% and 0.60% for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Average total interest-earning assets were $247.23 billion in 2022 compared to $260.04 billion in 2021. The decrease is primarily due to lower client deposit balances.
Interest-bearing deposits with banks averaged $76.50 billion in 2022 compared to $90.00 billion in 2021. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The lower levels of average cash balances reflect lower levels of client deposits.
Securities purchased under resale agreements averaged $2.12 billion in 2022 compared to $4.19 billion in 2021. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $71.02 billion on average in 2022 compared to $62.15 billion in 2021, primarily driven by an increase in FICC repo volumes.
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
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. At December 31, 2022 and 2021, we did not record any liabilities under these arrangements.
Average investment securities increased to $111.93 billion in 2022 from $111.73 billion in 2021, primarily driven by growth in U.S. Treasuries, MBS and CMBS balances, partially offset by a reduction in credit-sensitive assets.
Loans averaged $35.12 billion in 2022 compared to $31.01 billion in 2021. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $29.10 billion in 2022 compared to $26.76 billion in 2021. The increase is primarily due to growth in CLOs in loan form and consumer real estate loans, partially offset by a decline in leveraged loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-K.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $20.85 billion in 2022 from $22.36 billion in 2021, primarily driven by a decrease in the level of cash collateral posted. Enhanced custody is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue.
Aggregate average total interest-bearing deposits decreased to $175.09 billion in 2022 from $186.97 billion in 2021. The decrease is driven by higher market rates from central bank rate hikes, the impact of quantitative tightening, currency translation and equity market declines. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $1.19 billion in 2022 from $0.79 billion in 2021.
Average long-term debt was $14.13 billion in 2022 compared to $13.38 billion in 2021. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $2.73 billion in 2022 compared to $5.49 billion in 2021. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
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
Provision for Credit Losses
We recorded a $20 million provision for credit losses in 2022, due to a downward shift in management's economic outlook that was partially offset by a reduction in overall loan portfolio risk, compared to a $33 million release of credit reserves in 2021.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 15: Expenses, provides the breakout of expenses for the years ended December 31, 2022, 2021 and 2020. Total expenses decreased 1% compared to 2021, as continued productivity and optimization savings, as well as the benefit from currency translation were partially offset by ongoing business investments and merit increases, professional fees, recoverable client-related expenses, marketing and travel costs. Currency translation reduced expenses by 3% in 2022 compared to 2021.

TABLE 15: EXPENSES
	Years Ended December 31,			% Change 2022 vs. 2021	% Change 2021 vs. 2020
(Dollars in millions)	2022	2021	2020
Compensation and employee benefits	$4,428	$4,554	$4,450	(3)%	2%
Information systems and communications	1,630	1,661	1,550	(2)	7
Transaction processing services	971	1,024	978	(5)	5
Occupancy	394	444	489	(11)	(9)
Amortization of other intangible assets	238	245	234	(3)	5
Acquisition and restructuring costs	65	65	50	—	30
Other:
Professional services	375	334	364	12	(8)
Other	700	562	601	25	(6)
Total other	1,075	896	965	20	(7)
Total expenses	$8,801	$8,889	$8,716	(1)	2
Number of employees at year-end	42,226	38,784	39,439	9	(2)
Compensation and employee benefits expenses decreased 3% in 2022 compared to 2021, primarily due to the impact of currency translation and a decrease in notable items, partially offset by higher headcount and merit increases. Currency translation decreased compensation and employee benefits expenses by 3% in 2022 relative to 2021.
Total headcount increased 9% as of December 31, 2022 compared to December 31, 2021, primarily in global hubs driven by operational support for new business growth segments, as well as technology investments and in-sourcing.
Information systems and communications expenses decreased 2% in 2022 compared to 2021, primarily due to productivity and vendor savings initiatives, partially offset by technology infrastructure investments.
Transaction processing services expenses decreased 5% in 2022 compared to 2021, primarily due to lower sub-custody costs and the impact of currency translation which reduced transaction processing services expenses by 2% in 2022 compare to 2021.
Occupancy expenses decreased 11% in 2022 compared 2021, primarily due to footprint optimization and the impact of currency translation which reduced occupancy expenses by 4% in 2022 compared to 2021.
Amortization of other intangible assets decreased 3% in 2022 compared to 2021, primarily reflecting the impact of currency translation which reduced amortization of other intangible assets by 3% in 2022 compared to 2021.
Other expenses increased 20% in 2022 compared to 2021, primarily due to higher professional services, recoverable client-related expenses, securities processing costs, travel costs and marketing expenses.
Acquisition and Restructuring Costs
Acquisition and restructuring costs were $65 million in 2022, unchanged compared to 2021. We recorded approximately $65 million and $13 million in 2022 and 2021, respectively, of acquisition costs related to the BBH Investor Services acquisition transaction we are no longer pursuing. In addition, in 2021, we also recorded approximately $52 million of acquisition costs related to our 2018 acquisition of CRD for which we no longer distinguished certain costs as acquisition costs starting in 2022.
Repositioning Charges
Expenses for 2022 included repositioning charges of $78 million, consisting of $50 million of compensation and benefits expenses primarily related to streamlining the Investment Services organization, $20 million of occupancy charges
State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
related to real estate footprint optimization and $8 million of BBH-related repositioning charges. The BBH-related repositioning charges were recognized in acquisition and restructuring expenses. Expenses included a net repositioning release of $3 million in 2021.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	190	6	—	196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	(32)	29	—	(3)
Payments and Other Adjustments	(89)	(29)	—	(118)
Accrual Balance at December 31, 2021	68	6	—	74
Accruals for Repositioning Charges	58	20	—	78
Payments and other adjustments	(43)	(21)	—	(64)
Accrual Balance at December 31, 2022	$83	$5	$—	$88
Income Tax Expense
Income tax expense was $553 million in 2022 compared to $478 million in 2021. Our effective tax rate was 16.6% in 2022 compared to 15.1% in 2021. The 2021 effective tax rate included higher discrete benefits from the completion of tax audits than we experienced in 2022.
Additional information regarding income tax expense, including unrecognized tax benefits and tax contingencies, are provided in Notes 13 and 22 to the consolidated financial statements in this Form 10-K.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For the description of our lines of business, refer to "Lines of Business” in Item 1 in this Form 10-K. Certain amounts that are not allocated to our two lines of business, including repositioning charges, employee costs, acquisition costs, revenue-related recoveries and certain legal accruals. See Note 24 to the consolidated financial statements in this Form 10-K.
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2022 vs. 2021	% Change 2021 vs. 2020
	2022	2021	2020
Servicing fees	$5,087	$5,531	$5,157	(8)%	7%
Foreign exchange trading services	1,271	1,149	1,299	11	(12)
Securities finance	397	402	342	(1)	18
Software and processing fees	789	738	685	7	8
Other fee revenue	46	59	31	(22)	90
Total fee revenue	7,590	7,879	7,514	(4)	5
Net interest income	2,551	1,919	2,211	33	(13)
Total other income	(2)	(1)	4	nm	nm
Total revenue	10,139	9,797	9,729	3	1
Provision for credit losses	20	(33)	88	nm	nm
Total expenses	7,260	7,182	7,071	1	2
Income before income tax expense	$2,859	$2,648	$2,570	8	3
Pre-tax margin	28%	27%	26%
Average assets (in billions)	$283.2	$296.5	$266.4

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, decreased 8% in 2022 compared to 2021 primarily due to normal pricing headwinds, lower average market levels and lower client activity and adjustments, partially offset by net new business. Currency translation decreased servicing fees revenue by 3% in 2022 relative to 2021.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 1% in 2022 compared to 2021, as expense growth from higher technology infrastructure investments, higher headcount and merit increases was partially offset by productivity savings, on-going expense management initiatives and the benefit of currency translation, which reduced expenses for Investment Servicing by 3% in 2022 relative to 2021. Seasonal deferred incentive compensation expense and payroll taxes were $143 million in 2022 compared to $124 million in 2021. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2022 vs. 2021	% Change 2021 vs. 2020
	2022	2021	2020
Management fees(1)	$1,939	$2,053	$1,880	(6)%	9%
Foreign exchange trading services(2)	82	62	64	32	(3)
Securities finance	19	14	14	36	—
Other fee revenue(3)	(47)	4	27	nm	(85)
Total fee revenue	1,993	2,133	1,985	(7)	7
Net interest income	(7)	(14)	(11)	(50)	27
Total revenue	1,986	2,119	1,974	(6)	7
Total expenses	1,396	1,445	1,471	(3)	(2)
Income before income tax expense	$590	$674	$503	(12)	34
Pre-tax margin	30%	32%	25%
Average assets (in billions)	$3.2	$3.2	$2.9

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
nm Not meaningful
Investment Management total revenue decreased 6% in 2022 compared to 2021.
Management Fees
Management fees decreased 6% in 2022 compared to 2021, primarily due to lower average equity and fixed income market levels, a previously reported client-specific pricing adjustment and institutional net outflows, partially offset by the absence of the impact of money market fee waivers and net inflows from cash and ETFs. Currency translation decreased management fees by 2% in 2022 relative to 2021.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 3% in 2022 compared to 2021, as savings from on-going expense management initiatives and lower incentive compensation were partially offset by merit increases. Currency translation reduced expenses for Investment Management by 2% in 2022 relative to 2021. Seasonal deferred incentive compensation expense and payroll taxes were $65 million in 2022, compared to $52 million in 2021.
Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements in this Form 10-K.
FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management lines of business. Our clients' needs and our operating objectives determine the volume, mix and currency denomination of our assets and liabilities. As our clients execute their worldwide cash management and investment activities, they utilize deposits and short-term investments that constitute the majority of our liabilities. These liabilities are generally in the form of interest-bearing transaction account deposits, which are denominated in a variety of currencies; non-interest-bearing demand deposits; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.
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
Additional information on our financial condition is presented in Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis. We believe the average statement of condition is a better measure of the balance
State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
sheet trends as period-end balances can be impacted by the timing of client activities including deposits and withdrawals.
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2022	2021	2020
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,981	$17,939	$6,575
Mortgage-backed securities	8,509	18,208	14,305
Total U.S. Treasury and federal agencies	16,490	36,147	20,880
Non-U.S. debt securities:
Mortgage-backed securities	1,623	1,995	1,996
Asset-backed securities(1)	1,669	2,087	2,291
Non-U.S. sovereign, supranational and non-U.S. agency	14,089	23,547	22,087
Other(2)	2,091	3,098	3,355
Total non-U.S. debt securities	19,472	30,727	29,729
Asset-backed securities:
Student loans(3)	115	211	314
Collateralized loan obligations(4)	2,355	91	2,966
Non-agency CMBS and RMBS(5)	231	52	78
Other	88	2,155	90
Total asset-backed securities	2,789	2,509	3,448
State and political subdivisions	823	1,272	1,548
Other U.S. debt securities(6)	1,005	2,744	3,443
Total available-for-sale securities	$40,579	$73,399	$59,048
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,693	$2,170	$6,057
Mortgage-backed securities	42,307	33,481	36,901
Total U.S. Treasury and federal agencies	54,000	35,651	42,958
Non-U.S. debt securities:
Mortgage-backed securities	—	—	303
Non-U.S. sovereign, supranational and non-U.S. agency	6,603	1,564	342
Total non-U.S. debt securities	6,603	1,564	645
Asset-backed securities:
Student loans(3)	3,955	4,908	4,774
Non-agency CMBS and RMBS(7)	142	307	554
Total asset-backed securities	4,097	5,215	5,328
Total(8)	64,700	42,430	48,931
Held-to-maturity under money market mutual fund liquidity facility(8)	—	—	3,300
Total held-to-maturity securities(8)	$64,700	$42,430	$52,231

(1) As of December 31, 2022, 2021 and 2020, the fair value non-U.S. collateralized loan obligations of $0.86 billion, $0.83 billion and $0.96 billion, respectively.
(2) As of December 31, 2022, 2021 and 2020, the fair value includes non-U.S. corporate bonds of $1.14 billion, $1.53 billion and $1.88 billion, respectively.
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-K for additional information.
(5) Consists entirely of non-agency CMBS as of December 31, 2022, 2021 and 2020.
(6) As of December 31, 2022, 2021 and 2020, the fair value of U.S. corporate bonds was $1.01 billion, $2.44 billion and $3.44 billion, respectively.
(7) As of December 31, 2022, 2021 and 2020, the total amortized cost included $133 million, $292 million and $464 million, respectively, of non-agency CMBS and $9 million, $14 million and $90 million, respectively, of non-agency RMBS.
(8) As of December 31, 2020, we recognized an allowance for credit losses on all HTM securities of $3 million, inclusive of $1 million related to HTM securities purchased under the money market mutual fund liquidity facility.
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
In 2022, we completed a number of actions to mitigate additional AOCI risk in the current environment including a $23.56 billion transfer of securities from AFS to HTM. While these measures may serve to mitigate additional AOCI risk, we continue to be exposed to risks associated with sudden or significant AOCI deterioration, particularly in an environment of continuing significant, and potentially, historic interest rate increases. There can be no assurance that we will not experience further, potentially material AOCI deterioration.
Average duration of our investment securities portfolio was 2.6 years and 2.9 years as of December 31, 2022 and 2021, respectively.
Approximately 95% of the carrying value of the portfolio was rated “AA” or higher as of both December 31, 2022 and 2021 as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2022	December 31, 2021
AAA(1)	84%	79%
AA	11	13
A	3	4
BBB	2	4
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2022 and 2021, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2022	December 31, 2021
U.S. Agency Mortgage-backed securities	37%	33%
Non-U.S. sovereign, supranational and non-U.S. agency	19	21
U.S. Treasuries	19	17
Asset-backed securities	9	10
Other credit	16	19
	100%	100%
Non-U.S. Debt Securities
Approximately 25% and 28% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2022 and 2021, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	December 31, 2022	December 31, 2021
Available-for-sale:
Canada	$3,685	$4,502
Australia	2,159	3,019
United Kingdom	1,449	1,961
Germany	1,147	2,130
France	1,059	2,180
Austria	769	1,478
Japan	768	1,332
Hong Kong	701	—
Netherlands	542	1,109
Italy	290	803
Spain	250	1,227
Republic of Korea	230	201
Brazil	202	—
Finland	185	837
Other(2)	6,036	9,948
Total	$19,472	$30,727
Held-to-maturity:
Spain	$804	$—
Belgium	703	—
France	638	—
Ireland	442	—
Austria	362	—
Singapore	269	222
Finland	213	—
Netherlands	172	—
Germany	123	—
Other(2)	2,877	1,342
Total	$6,603	$1,564

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of December 31, 2022, other non-U.S. investments include $5.7 billion supranational bonds in AFS securities and $2.9 billion supranational bonds in HTM securities.
Approximately 86% and 81% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2022 and 2021, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2022 and 2021, approximately 26% and 24%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of December 31, 2022, our non-U.S. debt securities had an average market-to-book ratio of 96.5%, and an aggregate pre-tax net unrealized loss of $937 million, composed of gross unrealized gains of $1 million and gross unrealized losses of $938 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $633 million, composed of gross unrealized gains of $1 million and gross unrealized losses of $634 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $304 million associated with non-U.S. HTM debt securities.
As of December 31, 2022, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $0.82 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2022, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of December 31, 2022, we also provided approximately $6.98 billion of credit and liquidity facilities to municipal issuers.
State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
December 31, 2022
State of Issuer:
Texas	$178	$2,395	$2,573	33%
New York	154	1,607	1,761	23
California	84	1,299	1,383	18
Total	$416	$5,301	$5,717

December 31, 2021
State of Issuer:
Texas	$221	$2,357	$2,578	25%
California	108	2,005	2,113	21
New York	271	1,112	1,383	14
Massachusetts	245	696	941	9
Tennessee	—	491	491	5
Total	$845	$6,661	$7,506

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $7.81 billion and $10.22 billion across our businesses as of December 31, 2022 and 2021, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans .
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 93% of the obligors rated “AA” or higher as of December 31, 2022. As of that date, approximately 31% and 69% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of impairment of our municipal securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2022	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,940	0.52%	$5,496	1.08%	$545	1.66%	$—	—%	$7,981
Mortgage-backed securities	49	4.38	454	4.35	6,345	4.06	1,661	3.02	8,509
Total U.S. treasury and federal agencies	1,989		5,950		6,890		1,661		16,490
Non-U.S. debt securities:
Mortgage-backed securities	58	3.19	382	3.04	—	—	1,183	3.87	1,623
Asset-backed securities	342	2.37	578	2.43	444	3.05	305	2.50	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	4,567	0.74	6,897	1.52	2,625	3.10	—	—	14,089
Other	187	1.94	1,769	2.24	120	2.60	15	2.12	2,091
Total non-U.S. debt securities	5,154		9,626		3,189		1,503		19,472
Asset-backed securities:
Student loans	39	6.88	—	—	—	—	76	4.82	115
Collateralized loan obligations	182	5.10	390	4.30	1,205	5.08	578	5.40	2,355
Non-agency CMBS and RMBS	—	—	—	—	—	—	231	5.57	231
Other	—	—	88	5.06	—	—	—	—	88
Total asset-backed securities	221		478		1,205		885		2,789
State and political subdivisions(2)	144	6.24	266	4.71	373	5.99	40	6.21	823
Other U.S. debt securities	117	2.13	850	2.16	38	3.67	—	—	1,005
Total	$7,625		$17,170		$11,695		$4,089		$40,579

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$2,329	0.37%	$9,327	0.86%	$24	1.66%	$13	4.29%	$11,693
Mortgage-backed securities	154	2.86	578	3.26	4,627	1.93	36,948	2.36	42,307
Total U.S. treasury and federal agencies	2,483		9,905		4,651		36,961		54,000
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,518	1.04	4,520	1.70	565	0.49	—	—	6,603
Total non-U.S. debt securities	1,518		4,520		565		—		6,603
Asset-backed securities:
Student loans	290	4.83	8	4.80	931	5.30	2,726	4.87	3,955
Non-agency CMBS and RMBS	122	4.94	—	—	—	—	20	4.13	142
Total asset-backed securities	412		8		931		2,746		4,097
Total	$4,413		$14,433		$6,147		$39,707		$64,700

(1) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(2) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2022).
State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
	As of December 31,
(In millions)	2022	2021	2020
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,154	$12,296	$11,531
Leveraged Loans	2,431	3,106	2,923
Overdrafts	1,707	1,796	1,894
Collateralized loan obligations in loan form	100	100	—
Other(3)	1,871	2,262	2,688
Commercial real estate	2,985	2,554	2,096
Total domestic	21,248	22,114	21,132
Foreign(1):
Commercial and financial:
Fund Finance(2)	3,949	4,965	4,432
Leveraged Loans	1,118	1,328	1,242
Overdrafts	1,094	1,312	1,088
Collateralized loan obligations in loan form	4,741	2,813	—
Other(3)	—	—	31
Total foreign	10,902	10,418	6,793
Total loans(4)	32,150	32,532	27,925
Allowance for loan losses	(97)	(87)	(122)
Loans, net of allowance	$32,053	$32,445	$27,803

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022, compared to $9.15 billion and $8.38 billion private equity capital call finance loans, $6.40 billion and $6.04 billion loans to real money funds and $1.39 billion and $832 million loans to business development companies as of December 31, 2021 and 2020, respectively.
(3) Includes $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022, $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021 and $1.91 billion securities finance loans, $754 million loans to municipalities and $54 million other loans as of December 31, 2020.
(4) As of December 31, 2022, excluding overdrafts, floating rate loans totaled $26.57 billion and fixed rate loans totaled $2.77 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with LIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in this Form 10-K for additional details.
The decrease in domestic loans was primarily driven by leveraged loans and the increase in foreign loans was primarily driven by an increase in collateralized loan obligations in loan forms, partially offset by a decrease in fund finance loans as of December 31, 2022 compared to December 31, 2021.
As of December 31, 2022 and 2021, our leveraged loans totaled approximately $3.55 billion and $4.43 billion, respectively. We sold $935 million of leveraged loans in 2022.
In addition, we had binding unfunded commitments as of December 31, 2022 and 2021 of $98 million and $124 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 96% and 94% of the loans rated “BB” or “B” as of December 31, 2022 and 2021, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.
No loans were modified in troubled debt restructurings as of both December 31, 2022 and 2021.

TABLE 26: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2022
(In millions)	Under 1 year	1 to 5 years	5 to 15 years	Total
Domestic:
Commercial and financial	$11,843	$4,951	$1,469	$18,263
Commercial real estate	89	1,218	1,678	2,985
Total domestic	11,932	6,169	3,147	21,248
Foreign:
Commercial and financial	3,838	1,873	5,191	10,902
Total foreign	3,838	1,873	5,191	10,902
Total loans	$15,770	$8,042	$8,338	$32,150

TABLE 27: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
	As of December 31, 2022
(In millions)	Loans with predetermined interest rates	Loans with floating or adjustable interest rates
Domestic:
Commercial and financial	$321	$6,098
Commercial real estate	2,409	488
Total domestic	2,730	6,586
Foreign:
Commercial and financial	—	7,064
Total foreign	—	7,064
Total loans	$2,730	$13,650
State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Allowance for credit losses

TABLE 28: ALLOWANCE FOR CREDIT LOSSES
	Years Ended December 31,
(In millions)	2022	2021	2020
Allowance for credit losses:
Beginning balance	$108	$148	$93
Provision for credit losses (funded commitments)(1)	16	(29)	83
Provisions for credit losses (unfunded commitments)	4	(2)	3
Provisions for credit losses (investment securities and all other)	—	(2)	2
Charge-offs(2)	(7)	(2)	(41)
Other(3)	—	(5)	8
Ending balance	$121	$108	$148

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
(3) Consists primarily of foreign currency translation.
We recorded a provision for credit losses of $20 million in 2022, due to a downward shift in management's economic outlook that was partially offset by a reduction in overall loan portfolio risk, compared to $33 million release of credit reserves in 2021.
As of December 31, 2022, approximately $73 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $61 million as of December 31, 2021. As our view on current and future economic scenarios changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting credit migration within our loan portfolio, as well as changes in management's economic outlook as of year-end. The remaining $48 million and $47 million as of December 31, 2022 and 2021, respectively, was related to other loans, commercial real estate loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities. As of December 31, 2022, the allowance for credit losses represented 0.3% of total loans.
Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses related to investment securities, is provided in "Allowance for Credit Losses" under Significant Accounting Estimates and Note 3 to the consolidated financial statements in this Form 10-K.
RISK MANAGEMENT
Overview
In the normal course of our business activities, we are exposed to a variety of risks, some that are inherent in the financial services industry, and others that are more specific to our business activities. Our risk management framework focuses on material risks, which include the following:
•credit and counterparty risk;
•liquidity risk, funding and management;
•operational risk;
•information technology risk;
•operational resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail under "Risk Factors" in this Form 10-K.
The identification, assessment, monitoring, mitigation and reporting of risks are essential to our financial performance and successful management of our businesses. Accordingly, the scope of our business requires that we consider these risks as part of a comprehensive and well-integrated risk management function.
These risks, if not effectively managed, can result in losses to us as well as erosion of our capital and damage to our reputation. Our approach to risk management, including Board and senior management oversight and a system of policies, procedures, limits, risk measurement and monitoring and internal controls, allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return.
Our objective is to optimize our returns while operating at a prudent level of risk. In support of this objective, we have instituted a risk appetite framework that aligns our business strategy and financial objectives with the level of risk that we are willing to incur.
State Street Corporation | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We manage risk with a focus on the following objectives:
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
•The implementation of stress testing practices and a dynamic risk-assessment capability (additional information with respect to our stress-testing process and practices is provided under "Capital" in this Management's Discussion and Analysis);
•A direct link between risk and strategic-decision making processes and incentive compensation practices; and
•The overall flexibility to adapt to the ever-changing business and market conditions.
Our risk appetite framework outlines the quantitative limits and qualitative goals that define the level and type of risk we are willing to undertake in the course of executing our business strategy, and also serves as a guide in setting risk limits across our business units. It further defines responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. Our risk appetite framework is established by ERM, a corporate risk oversight group, in conjunction with the MRAC and the RC of the Board. The Board formally reviews and approves our risk appetite statement annually, or more frequently in response to shifts in endogenous or exogenous risk conditions.
Governance and Structure
Our approach to risk management involves all levels of management, from the Board and its committees, including its Examining and Audit Committee (E&A Committee), the RC, the Human Resources Committee (HRC) and the TOPS, to each business unit and employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge.
Risk management is the responsibility of each employee, and is implemented through three lines of defense:
•The business units, which own and manage the risks inherent in their business, are considered the first line of defense;
•ERM and other support functions, such as Compliance, Finance and Vendor Management, provide the second line of defense; and
•Corporate Audit is the third line of defense, reports to the E&A committee of the Board and is independent from the business units, ERM and other corporate functions. Corporate Audit provides independent assurance to the Board over the design and operating effectiveness of key internal controls included within the risk management framework.
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
We maintain a risk governance committee structure which serves as the formal governance mechanism through which we seek to undertake the consistent identification, management and mitigation of various risks facing us in connection with our business activities. This governance structure is enhanced and integrated through multi-disciplinary involvement, particularly through ERM. The following chart presents this structure.
While our risk management program is designed to manage the risks in our businesses, internal and external factors may create risks that cannot always be identified or anticipated.
State Street Corporation | 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Committee (BCC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit and Market Risk Committee (CMRC)	Fiduciary Review Committee	Operational Risk and Controls Committee	Technology Risk Committee

Recovery and Resolution Planning (RRP) Executive Review Board	Basel Oversight Committee (BOC)	New Business and Product Committee	Global Third Party and Outsourcing Risk Committee	Enterprise Continuity Steering Committee

CCAR Steering Committee	Model Risk Committee (MRC)	Core Compliance and Ethics Committee	Executive Operations Management Committee	Enterprise Data Management Committee

Country Risk Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Regulatory Reporting Oversight Committee		Conduct Standards Committee

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
•The RC is responsible for oversight related to the operation of our global risk management framework, including policies and procedures establishing risk management governance and processes and risk control infrastructure. It is responsible for reviewing and discussing with management our assessment and management of all risks applicable to our operations, including credit, market, interest rate, liquidity, operational, regulatory, technology, business, compliance and reputation risks, and related policies. In addition, the RC provides oversight of capital policies, capital planning and balance sheet management, resolution planning and monitors capital adequacy in relation to risk. It is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements.
•The E&A Committee oversees management's operation of our comprehensive system of internal controls covering the integrity of our consolidated financial statements and reports, compliance with laws, regulations and corporate policies. The E&A Committee acts on behalf of the Board in monitoring and overseeing the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements.
•The HRC has direct responsibility for the oversight of human capital management, all compensation plans, policies and programs in which executive officers participate and incentive, retirement, welfare as well as equity plans in which certain of our other employees participate. In addition, it oversees the alignment of our incentive compensation arrangements with our safety and soundness, including the integration of risk management objectives, and related policies, arrangements and control processes consistent with applicable related regulatory rules and guidance.
•The TOPS leads and assists in the Board’s oversight of technology and operational risk management and the role of these risks in executing our strategy and supporting our global business requirements. The TOPS reviews strategic initiatives from a technology and operational risk perspective and reviews and approves technology-related risk matters. In addition, the TOPS reviews matters related to corporate information security and cybersecurity programs, operational and technology resiliency, data
State Street Corporation | 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and access management and third-party risk management.
Executive Management Committees
MRAC is the senior management decision-making body for risk and capital issues, and oversees our financial risks, our consolidated statement of condition, and our capital adequacy, liquidity and recovery and resolution planning. Its responsibilities include:
•The approval of our global risk policies, capital and liquidity management frameworks, including our risk appetite framework;
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
TORC provides oversight of, and assesses the effectiveness of, corporate-wide technology and operational risk management programs, and reviews areas of improvement to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the Chief Operating Officer and the CRO.
Risk Committees
The following second line risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:
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
•CMRC is the independent risk oversight and decision-making body for our credit, counterparty, and trading-related activities. It is responsible, as part of the second line of defense within ERM, for overseeing alignment of these activities with our appetite for risk and prevailing policy and guidelines. This committee also serves as a forum to discuss, address, and escalate material risk issues;
•BOC provides oversight and governance over Basel related regulatory requirements, assesses compliance with respect to Basel regulations and approves all material methodologies and changes, policies and reporting;
•RRP Executive Review Board oversees the development of recovery and resolution plans as required by banking regulators;
•MRC monitors the overall level of model risk and provides oversight of the model governance process pertaining to all models, including the validation of key models and the ongoing monitoring of model performance. The MRC may also, as appropriate, mandate remedial actions and compensating controls to be applied to models to address modeling deficiencies as well as other issues identified;
•CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with the Federal Reserve's CCAR process and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario;
•State Street Global Advisors Risk Committee is the most senior oversight and decision making committee for risk management within State Street Global Advisors; the committee is responsible for overseeing the alignment of State Street Global Advisors' strategy, and risk appetite, as well as alignment with our corporate-wide strategy and risk management standards;
•Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks; and
State Street Corporation | 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Regulatory Reporting Oversight Committee is responsible for providing oversight of regulatory reporting and related report governance processes and accountabilities.
Business Conduct Committee
•Fiduciary Review Committee reviews and assesses the fiduciary risk management programs of those units in which we serve in a fiduciary capacity;
•New Business and Product Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;
•Core Compliance and Ethics Committee provides review and oversight of our compliance programs, including our culture of compliance and high standards of ethical behavior;
•Legal Entity Oversight Committee establishes standards with respect to the governance of our legal entities, monitors adherence to those standards, and oversees the ongoing evaluation of our legal entity structure, including the formation, maintenance and dissolution of legal entities; and
•The Conduct Standards Committee provides oversight of our enforcement of employee conduct standards.
Technology and Operational Risk Committee
•Operational Risk and Controls Committee along with the support of regional business or entity-specific working groups and committees, is responsible for oversight of our operational risk programs, including determining that the implementation of those programs is designed to identify, manage and control operational risk in an effective and consistent manner across the firm;
•Technology Risk Committee is responsible for the global oversight, review and monitoring of operational, legal and regulatory compliance and reputational risk that may result in a significant change to our Information Technology risk profile or a material financial loss or reputational impact to global technology services. The Committee serves as a forum to provide regular reporting to TORC and escalate technology risk and control issues to TORC, as appropriate;
•Enterprise Continuity Steering Committee considers matters pertaining to continuity and related risks, including oversight in determining the direction of the continuity program;
•Global Third Party and Outsourcing Risk Committee is responsible for overseeing our framework and processes for the identification, assessment, and ongoing management of third party and outsourcing-related risks. This committee is also a decision-making body for outsourcing strategy, third party risk acceptance, and the end-to-end third party management process, including the oversight of appropriate controls and risk mitigants that comply with applicable regulatory standards;
•Executive Operations Management Committee is a forum for the development of strategy, decision-making, and escalation for operations, regulatory remediation, product management, technology, and the operating model; and
•Enterprise Data Management Committee oversees the enterprise-wide data management strategy, provides independent oversight of the programs associated with enterprise-wide data management, serves as an escalation point for material and emerging enterprise-wide data management issues, and determines / oversees enterprise-wide data management priorities and strategy.
Credit Risk Management
Core Policies and Principles
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit risk in our traditional non-trading lending activities, such as overdrafts, loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as securities purchased under a resale agreement, principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit risk in our treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions and fee receivables.
We distinguish between three major types of credit risk:
State Street Corporation | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Default risk - the risk that a counterparty fails to meet its contractual payment obligations;
•Country risk - the risk that we may suffer a loss, in any given country, due to any of the following reasons: deterioration of economic conditions, political and social upheaval, nationalization and appropriation of assets, government repudiation of indebtedness, exchange controls and disruptive currency depreciation or devaluation; and
•Settlement risk - the risk that the settlement or clearance of transactions will fail, which arises whenever the exchange of cash, securities or other assets is not simultaneous.
The acceptance of credit risk by us is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:
•We measure and consolidate credit risks attributed to each counterparty, or group of counterparties, in accordance with a “one-obligor” principle that aggregates risks across our business units;
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
•We seek to avoid or limit undue concentrations of risk. Counterparty (or groups of counterparties), industry, country and product-specific concentrations of risk are subject to frequent review and approval in accordance with our risk policies and appetite;
•We evaluate the creditworthiness of counterparties through a detailed risk assessment, including the use of internal risk-rating methodologies;
•We review all extensions of credit and the creditworthiness of counterparties at least annually. The nature and extent of these reviews are determined by the size, nature and term of the extensions of credit and the creditworthiness of the counterparty; and
•We subject all corporate policies and guidelines to annual review as an integral part of our periodic assessment of our risk appetite.
Our corporate policies and guidelines require that all extensions of credit are consistent with the bank's standards, limit credit-related losses, and our goal of maintaining a strong financial condition.
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
Risk Parameter Estimates
Our internal risk-rating system promotes a clear and consistent approach to determining appropriate credit risk classifications for our credit counterparties and exposures. This allows us to track the changes in risk associated with these counterparties and exposures over time. This capability enhances our ability to calculate both risk exposures and capital, and enables better strategic decision making across the organization.
More specifically, our internal risk rating system is used for the following purposes:
•The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for our products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;
•The automation of limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines and based on the counterparty’s probability-of-default;
•The development of approval authority matrices based on PD; riskier counterparties with higher PDs require higher levels of approval for a comparable PD and limit size compared to less risky counterparties with lower PDs;
•The analysis of risk concentration trends using historical PD and exposure-at-default (EAD), data;
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
Credit Risk Mitigation
We seek to limit our credit exposure and reduce any potential credit losses through the use of various types of credit risk mitigation. The Basel III final rule permits us to reflect the application of credit risk mitigation when it meets the standards outlined therein. Examples of forms of credit risk mitigation include a security interest in financial and non financial assets (collateral), netting and guarantees. Where permissible, we apply the recognition of collateral, guarantees and netting to mitigate overall risk within our counterparty credit portfolio. While credit default swaps are permitted under the Basel III final rule, we do not actively use credit default swaps as a risk mitigation tool.
State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Collateral
In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that involve credit risk. In our trading businesses, this collateral is typically in the form of cash, as well as highly-rated and/or liquid securities (i.e. government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. Collateral serves to reduce the risk of loss inherent in an exposure. However, changing market values of the collateral we hold, unexpected increases in the credit exposure to a client or counterparty, reductions in the value or change in the type of securities held by us, as well as operational errors or errors in the manner in which we seek to exercise our rights, may reduce the risk mitigation effects of collateral. While collateral is often an alternative source of repayment, it does not replace the requirement within our policies and guidelines for high-quality underwriting. We also may choose to incur credit exposure without the benefit of collateral or other risk mitigating credits rights.
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
The analysis and approval of credit limits is undertaken similarly across our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying exposures are assessed and measured on both a gross and net basis where appropriate, with net exposure determined by deducting the value of any collateral held. For certain types of risk being assumed, we will also assess and measure exposures under a variety of hypothetical market conditions. Credit limit approvals across our business are undertaken by the Credit and Global Markets Risk group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
Credit limits are re-evaluated annually, or more frequently as needed, and are revised periodically on prevailing and anticipated market conditions, changes in counterparty or country-specific credit ratings and outlook, changes in our risk appetite for certain counterparties, sectors or countries, and enhancements to the measurement of credit utilization.
Reporting
Ongoing active monitoring and management of our credit risk is an integral part of our credit risk management framework. We maintain management information systems to identify, measure, monitor and report credit risk across businesses and legal entities, enabling ERM and our businesses to have timely access to information on credit limits and exposures. Monitoring is performed along the dimensions of counterparty, industry, country and product-specific risks to facilitate the identification of concentrations of risk and emerging trends.
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
Monitoring
Regular surveillance of credit and counterparty risks is undertaken by our business units, the Credit and Global Markets Risk group and designees with ERM, allowing for oversight. This surveillance process includes, but is not limited to, the following components:
•Annual Reviews. A formal review of counterparties is conducted at least annually and includes a review of operating performance, primary risk factors and our internal credit risk rating. This annual review also includes a review of current and proposed credit limits, an assessment of our ongoing risk appetite and assessment that supporting legal documentation remains effective.
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
Counterparties on the watch list generally correspond with the non-investment grade or near non-investment grade ratings established by the major independent credit-rating agencies. The watch
State Street Corporation | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
list also includes any counterparties rated “Special Mention,” “Substandard,” “Doubtful” and “Loss.”
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
Allowance for Credit Losses
We record an allowance for credit losses related to certain on-balance sheet credit exposures, including our financial assets held at amortized cost, as well as certain off-balance sheet credit exposures, including unfunded commitments and letters of credit. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop our forecast of expected losses.
In 2022, the allowance estimate reflected a downward shift in our economic outlook, which was partially offset by a reduction in loan portfolio risk. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Note 4 to the consolidated financial statements in this Form 10-K.
Liquidity Risk Management
Our liquidity framework contemplates areas of potential risk to our liquidity based on our activities, size and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in "Supervision and Regulation" in Business in this Form 10-K, cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to
State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the Parent Company. As of December 31, 2022, the value of our Parent Company's net liquid assets totaled $460 million, compared with $482 million as of December 31, 2021, excluding available liquidity through SSIF. As of December 31, 2022, our Parent Company and State Street Bank had approximately $1.99 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
State Street Corporation | 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity Risk Metrics
In managing our liquidity, we employ early warning indicators and metrics intended to detect situations which may result in a liquidity stress, including changes in our stock price and spreads on our long-term debt. Additional metrics that are critical to the management of our consolidated statement of condition and monitored as part of our routine liquidity management include measures of our fungible cash position, purchased wholesale funds, unencumbered liquid assets, deposits and the total of investment securities and loans as a percentage of total client deposits.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. We report LCR to the Federal Reserve daily. For the quarters ended December 31, 2022 and 2021, daily average LCR for the Parent Company was 106% and 105%, respectively. The impact of higher deposits on the Parent Company's LCR is offset by a cap, known as the transferability restriction, on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule as it prohibits the upstreaming of liquidity under stress. The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $139.88 billion and $159.36 billion for the quarters ended December 31, 2022 and 2021, respectively. The decrease in average HQLA for the quarter ended December 31, 2022, compared to the quarter ended December 31, 2021, was primarily driven by a decrease in client deposits. For the quarter ended December 31, 2022, LCR for State Street Bank and Trust was approximately 122%. State Street Bank and Trust's LCR is higher than the Parent Company's LCR, primarily due to application of the transferability restriction in the LCR final rule to the calculation of the Parent Company's LCR. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). This transferability restriction does not apply in the calculation of State Street Bank and Trust's LCR, and therefore State Street Bank and
Trust's LCR reflects the benefit of all of its HQLA holdings.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $79.52 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended December 31, 2022, and $83.48 billion for the quarter ended December 31, 2021. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. As of December 31, 2022 and 2021, we had no outstanding borrowings from the FHLB.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2022 and 2021, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the securities included in our asset liquidity, we have other unencumbered investment securities. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
The average fair value of total unencumbered securities was $78.25 billion for the quarter ended December 31, 2022, compared to $99.47 billion for the quarter ended December 31, 2021.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $31.20 billion
State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and $33.03 billion and standby letters of credit totaling $2.13 billion and $3.24 billion as of December 31, 2022 and 2021, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2022, approximately 77% of our unfunded commitments to extend credit and 22% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation" in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both December 31, 2022 and 2021, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $1.18 billion and $1.58 billion as of December 31, 2022 and 2021, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.03 billion, as of December 31, 2022, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of both December 31, 2022 and 2021, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. In addition, State Street Bank also has current authorization from the Board to issue unsecured senior debt. The total amount remaining for issuance pursuant to this authority is $2.15 billion as of December 31, 2022.
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
On November 4, 2022, we issued $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026 and $500 million aggregate principal amount of 5.820% fixed-to-floating rate senior notes due 2028.
On January 26, 2023, we issued $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026 and $750 million aggregate principal amount of 4.821% fixed-to-floating rate senior notes due 2034.
State Street Corporation | 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment grade ratings as measured by the major independent credit rating agencies.

TABLE 29: CREDIT RATINGS
As of December 31, 2022
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	A1	AA-
Subordinated debt	A-	A2	A
Junior subordinated debt	BBB	A3	NR
Preferred stock	BBB	Baa1	BBB+
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa3	AA
Subordinated debt	A	Aa3	NR
Outlook	Stable	Stable	Stable
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
•providing confidence for unsecured funding and depositors;
•increasing the potential market for our debt and improving our ability to offer products;
•facilitating reduced collateral haircuts in secured lending transactions; and
•engaging in transactions in which clients value high credit ratings.
A downgrade or reduction in our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, which could increase the related cost of funds. In turn, this could cause the sudden and large-scale withdrawal of unsecured deposits by our clients, which could lead to drawdowns of unfunded commitments to extend credit or trigger requirements under securities purchase commitments; or require additional collateral or force terminations of certain trading derivative contracts.
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by the major rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is provided in Note 10 to the consolidated financial statements in this Form 10-K. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
State Street Corporation | 95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 30: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2022, except for the interest portions of long-term debt and finance leases.

TABLE 30: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2022	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$1,991	$3,661	$2,607	$6,561	$14,820
Operating leases	189	232	154	101	676
Finance lease obligations(2)	50	104	31	—	185
Tax liability	10	47	—	—	57
Total contractual cash obligations	$2,240	$4,044	$2,792	$6,662	$15,738

(1) Long-term debt excludes finance lease obligations (presented as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2022.
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
•Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2022 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 30: Long-Term Contractual Cash Obligations.

TABLE 31: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2022
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$348,924	$—	$—	$—	$348,924
Unfunded credit facilities	21,682	4,170	5,172	184	31,208
Standby letters of credit	467	812	846	—	2,125
Purchase obligations(2)	236	502	297	192	1,227
Total commercial commitments	$371,309	$5,484	$6,315	$376	$383,484

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
We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.
Governance
Our Board is responsible for the approval and oversight of our overall operational risk framework. It does so through its TOPS, which reviews our operational risk framework and recommends RC approval of our operational risk policy annually.
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
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCC, TORC, the
Operational Risk and Controls Committee, the Cybersecurity Risk Committee, the Enterprise Continuity Steering Committee, the Compliance and Ethics Committee, the Third Party and Outsourcing Risk Committee, and the Fiduciary Review Committee, all of which ultimately report to the appropriate committee of the Board.
The Operational Risk and Controls Committee, chaired by the global head of Operational Risk, provides cross-business oversight of operational risk, operational risk programs and their implementation to identify, measure, manage and control operational risk in an effective and consistent manner and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.
Ownership and Accountability
We have implemented our operational risk framework to support the broad mandate established by our operational risk policy. This framework represents a set of processes and tools that assists us in the management and measurement of operational risk, including our calculation of required capital and RWA.
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
•ERM’s MVG validates the quantitative models used to measure operational risk, and ORM performs validation checks on the output of the model;
•GCS establishes the framework, policies and related programs to measure, monitor and report on information security risks, including the effectiveness of cybersecurity program protections. GCS defines and manages the enterprise-wide information security program. GCS coordinates with Information Technology, control functions and business units to support the confidentiality, integrity and availability of corporate information assets. GCS identifies and employs a risk-based methodology consistent with applicable regulatory cybersecurity requirements and monitors the compliance of our systems with information security policies; and
•Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across our business.
Our operational risk framework consists of five components, each described below.
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
Capital Analysis
The primary measurement tool used is an internally developed loss distribution approach (LDA) model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $3.42 billion and $42.76 billion, respectively, as of December 31, 2022, compared to $3.64 billion and $45.60 billion, respectively, as of December 31, 2021; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
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
Consistent with our standard model validation process, the operational risk LDA model is subject to a detailed review, overseen by the MRC. In addition, the model is subject to a rigorous internal governance process. All changes to the model or input parameters, and the deployment of model updates, are reviewed and approved by the Operational Risk and Controls Committee, which has oversight
State Street Corporation | 99

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
responsibility for the model, with technical input from the MRC.
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
Data standards have been established with the intent of maintaining consistent data repositories and systems that are controlled, accurate and available on a timely basis to support operational risk management.
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
We recognize the significance of cyber-attacks and have taken steps to mitigate the risks associated with them. We have invested in building a mature cybersecurity program to leverage people, technology and processes to protect our systems and the data in our care. We have also implemented a program to help us better measure and manage the cybersecurity risk we face when we engage with third parties for services.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2022, the notional amount of these derivative contracts was $2.31 trillion, of which $2.28 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
State Street Corporation | 101

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. The RC of the Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The previously described CMRC (refer to "Risk Committees") oversees all market risk-taking activities across our business associated with trading. The CMRC, which reports to MRAC, is composed of members of ERM, our global markets business and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge. The CMRC meets regularly to monitor the management of our trading market risk activities.
Our business units identify, manage and are responsible for the market risks inherent in their businesses. A dedicated market risk management group within ERM, and other groups within ERM, work with those business units to assist them in the identification, assessment, monitoring, management and control of market risk, and assist business unit managers with their market risk management and measurement activities. ERM provides an additional line of oversight, support and coordination designed to promote the consistent identification, measurement and management of market risk across business units, separate from those business units' discrete activities.
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
Risk Appetite
Our corporate market risk appetite is specified in policy statements that outline the governance, responsibilities and requirements surrounding the identification, measurement, analysis, management and communication of market risk arising from our trading activities. These policy statements also set forth the market risk control framework designed to monitor, support, manage and control this portion of our risk appetite. All groups involved in the management and control of market risk associated with trading activities are required to comply with the qualitative and quantitative elements of these policy statements. Our trading market risk control framework is composed of the following:
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
The CMRC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for
State Street Corporation | 102

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits are designed to mitigate undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the Board's RC.
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
State Street Corporation | 104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Stress Testing
We have a corporate-wide stress testing program in place that incorporates techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest rate risk and volatility risk).
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
We experienced three back-testing exceptions in 2022 and one back-testing exception in 2021. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year). Two 2022 back-testing exceptions occurred on days of higher volatility on the back of market concerns on economic outlook, inflation and central bank rate policy. A third back-testing exception occurred during the UK market turmoil in late September 2022. The 2021 back-testing exception has been attributed to dislocation in FX markets caused by greater demand for funding over year-end periods.
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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2022 and 2021, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 32: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2022			As of December 31, 2022	Year Ended December 31, 2021			As of December 31, 2021
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$8,567	$25,779	$2,631	$7,591	$15,214	$30,485	$5,252	$16,998
Global Treasury	2,661	7,255	559	5,632	3,189	9,762	220	3,556
Diversification	(2,591)	(6,959)	311	(6,075)	(2,115)	(7,958)	1,024	(4,519)
Total VaR	$8,637	$26,075	$3,501	$7,148	$16,288	$32,289	$6,496	$16,035

TABLE 33: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2022			As of December 31, 2022	Year Ended December 31, 2021			As of December 31, 2021
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$35,391	$97,420	$16,413	$30,778	$41,698	$101,535	$13,037	$65,840
Global Treasury	4,629	17,695	778	8,431	9,601	29,651	814	12,419
Diversification	(5,693)	(19,176)	(1,014)	(12,206)	(5,607)	(20,018)	2,918	(17,505)
Total Stressed VaR	$34,327	$95,939	$16,177	$27,003	$45,692	$111,168	$16,769	$60,754

The average and period-end stressed VaR-based measures were approximately $34 million and $27 million, respectively, for the year ended December 31, 2022, compared to $46 million and $61 million, respectively, for the year ended December 31, 2021. The decrease in the average and period-end VaR-based and stressed VaR-based measures is primarily attributed to lower foreign exchange and interest rate risk positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2022 and 2021, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 34: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,562	$4,656	$358	$6,945	$16,424	$108
Global Treasury	5,602	1,442	—	531	3,688	—
Diversification	(6,344)	(1,155)	—	(877)	(3,682)	—
Total VaR	$4,820	$4,943	$358	$6,599	$16,430	$108
State Street Corporation | 106

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$9,527	$37,077	$565	$9,445	$63,368	$157
Global Treasury	7,623	9,941	—	667	13,218	—
Diversification	(8,189)	(15,328)	—	(1,551)	(17,500)	—
Total Stressed VaR	$8,961	$31,690	$565	$8,561	$59,086	$157

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 36, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2022 and 2021. Our baseline rate forecast as of December 31, 2022 was generally consistent with common market expectations for global central bank actions at that point in time, which implied rates to reach peak levels in the first half of 2023 and rate cuts to begin as early as the fourth quarter of 2023.

TABLE 36: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2022			December 31, 2021
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.50%	2.00%	3.87%	0.25%	(0.50)%	1.77%
12-month forward rates	4.75	3.00	3.81	1.00	(0.50)	1.95

(1) European Central Bank deposit facility rate.
In Table 37: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes client deposit balance rotation including reductions in non-interest-bearing deposit balances. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.

TABLE 37: NET INTEREST INCOME SENSITIVITY
	December 31, 2022			December 31, 2021
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(225)	$432	$207	$447	$306	$753
–100 bps shock	207	(419)	(212)	384	(39)	345
Steeper yield curve:
'+100 bps shift in long-end rates(1)	42	23	65	114	16	130
'-100 bps shift in short-end rates(1)	250	(397)	(147)	519	(22)	497
Flatter yield curve:
'+100 bps shift in short-end rates(1)	(267)	409	142	337	290	627
'-100 bps shift in long-end rates(1)	(43)	(22)	(65)	(132)	(16)	(148)

(1) The short end is 0-3 months. The long end is 5 years and above. Interim term points are interpolated.
State Street Corporation | 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios. However, our USD balance sheet has become liability sensitive driven by rising USD deposit betas and deposit balance rotation. Our NII sensitivities assumes no management actions are taken to change modeled outcomes including the +100 basis point scenario which assumes that the level of Fed Funds reaches a peak of 6.0%.
As of December 31, 2022,USD NII benefits in lower rate scenarios and is exposed to higher rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to December 31, 2021, our short-end USD sensitivity has changed due to the higher level of market interest rates and the Federal Reserve’s quantitative tightening program resulting in higher deposit betas and deposit balance rotation and reductions. Long end USD sensitivities have decreased since December 31, 2021 as the implementation of investment portfolio risk reduction strategies lowered our forecasted long-end reinvestment.
As of December 31, 2022, non-USD NII benefits in higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to December 31, 2021, our short-end non-USD sensitivity to higher rates has increased due to the ECB shifting from negative to positive interest rates resulting in lower deposit betas. Our short-end non-USD sensitivity to lower rates has become negative due to higher non-USD yield curves which are no longer impacted by negative interest rates in the -100bp scenario. The December 31, 2021 sensitivities included a significant NII benefit from negative rates by charging interest on client deposits and the impacts of contractual floors on loans and securities.
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

TABLE 38: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2022	2021
Rate change:	Benefit (Exposure)
+200 bps shock	$(917)	$(1,380)
–200 bps shock	1,082	3,829
As of December 31, 2022, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2021, our sensitivity in the up 200bp shock scenario decreased due to the implementation of investment portfolio risk reduction strategies resulting in lower securities duration, partially offset by-reduced deposit duration due to higher rates and modelling updates. Compared to December 31, 2021, the change in the down 200 bps scenario is primarily driven by deposit valuation changes between positive and negative rate environments.
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
ERM’s MRM group is responsible for defining the corporate-wide model risk management framework, maintaining policies that are designed to achieve the framework’s objectives. All regulatory capital calculation models, including any artificial intelligence and machine learning models, must comply with the model risk management framework and corresponding policies. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model validation, model risk reporting, model performance monitoring, tracking of new model development status and committee-level review and challenge.
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
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved”, “Approved with conditions”, or “Not Approved”.  There are three ways
State Street Corporation | 109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
in which a model can be deemed “Not approved for Use” given a validation:  1) the aggregation of the model scoring within MRM’s model risk rating system is poor enough to result in a “high” rating, 2) the scoring of one or more model risk rating system element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model, or 3) the remediation action is not properly taken by the due date resulting in a severe compliance breach that undercuts the model rating. Second, these decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be reported to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
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
Strategic risk is managed with a long-term focus. Techniques for its assessment and management include the development of business plans, which are subject to review and challenge from senior management and the Board of Directors, as well as a formal review and approval process for all new business and product proposals. The potential impact of the various elements of strategic risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on us attributable to strategic risk. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
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
As required by the Dodd-Frank Act enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and the standardized approach. Under the advanced approaches, State Street and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
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
Our minimum risk-based capital ratios as of January 1, 2022 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2023, is 1.0%. Based upon preliminary calculations using data as of December 31, 2022, we currently anticipate that our surcharge will remain at 1% through December 31, 2024; however, that calculation has not yet been finalized and is subject to many financial, balance sheet, market and other factors, and consequently there is a risk that a higher G-SIB surcharge of 1.5% will result from the final calculation.
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

TABLE 39: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,234	$11,234	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			27,028	27,028	25,238	25,238	16,975	16,975	15,700	15,700
Accumulated other comprehensive income (loss)			(3,711)	(3,711)	(1,133)	(1,133)	(3,428)	(3,428)	(926)	(926)
Treasury stock, at cost			(11,336)	(11,336)	(10,009)	(10,009)	—	—	—	—
Total			23,215	23,215	25,387	25,387	26,580	26,580	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,545)	(8,545)	(8,935)	(8,935)	(8,288)	(8,288)	(8,667)	(8,667)
Other adjustments(1)			(123)	(123)	(505)	(505)	(19)	(19)	(309)	(309)
Common equity tier 1 capital			14,547	14,547	15,947	15,947	18,273	18,273	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,523	16,523	17,923	17,923	18,273	18,273	18,845	18,845
Qualifying subordinated long-term debt			1,376	1,376	1,588	1,588	542	542	752	752
Allowance for credit losses			—	120	—	108	—	120	—	108
Total capital			$17,899	$18,019	$19,511	$19,619	$18,815	$18,935	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$61,108	$105,739	$63,735	$109,554	$54,675	$104,184	$57,405	$106,405
Operational risk(3)			42,763	NA	45,550	NA	42,325	NA	42,813	NA
Market risk			1,488	1,488	2,113	2,113	1,488	1,488	2,113	2,113
Total risk-weighted assets			$105,359	$107,227	$111,398	$111,667	$98,488	$105,672	$102,331	$108,518

Capital Ratios:	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2021 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.8%	13.6%	14.3%	14.3%	18.6%	17.3%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.7	15.4	16.1	16.1	18.6	17.3	18.4	17.4
Total capital	11.5	11.5	17.0	16.8	17.5	17.6	19.1	17.9	19.2	18.2

(1) Other adjustments within CET1 capital include accumulated other comprehensive income (loss) on cash flow hedges that are not recognized at fair value on the balance sheet, the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical capital buffer of 0%.
NA Not applicable
State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $1.40 billion as of December 31, 2022 compared to December 31, 2021, primarily reflecting lower AOCI from unrealized losses related to AFS securities, largely recognized in the first half of 2022 driven by the significant increase in rates across the yield curve and the resumption of common share repurchases in the fourth quarter of 2022, partially offset by net income. We utilize a hedging program that is designed to minimize volatility in our capital ratios due to impacts of foreign exchange translation on both the numerator (capital) and denominator (RWA and leverage assets). This hedging program, which includes net investment hedging with derivatives, investing in foreign currency and capital repatriation, was generally effective in 2022, contributing to limit the foreign exchange translation impact on CET1 capital ratio. Our Tier 1 capital decreased $1.40 billion as of December 31, 2022 compared to December 31, 2021 under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
Our Tier 2 capital decreased under the advanced approaches and standardized approach, as of December 31, 2022 compared to December 31, 2021, by $0.21 billion and $0.20 billion, respectively, mainly driven by the maturity of our Tier 2 qualifying debt.
Total capital decreased under the advanced approaches and standardized approach, as of December 31, 2022 compared to December 31, 2021, by $1.61 billion and $1.60 billion, respectively, mainly driven by the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the years ended December 31, 2022 and 2021.

TABLE 40: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December, 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$15,947	$15,947	$14,377	$14,377
Net income	2,774	2,774	2,693	2,693
Changes in treasury stock, at cost	(1,327)	(1,327)	600	600
Dividends declared	(984)	(984)	(897)	(897)
Goodwill and other intangible assets, net of associated deferred tax liabilities	390	390	84	84
Accumulated other comprehensive income (loss)(1)	(2,578)	(2,578)	(1,320)	(1,320)
Other adjustments(1)	325	325	410	410
Changes in common equity tier 1 capital	(1,400)	(1,400)	1,570	1,570
Common equity tier 1 capital balance, end of period	14,547	14,547	15,947	15,947
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	17,923	17,923	16,848	16,848
Changes in common equity tier 1 capital	(1,400)	(1,400)	1,570	1,570
Net issuance (redemption) of preferred stock	—	—	(495)	(495)
Changes in tier 1 capital	(1,400)	(1,400)	1,075	1,075
Tier 1 capital balance, end of period	16,523	16,523	17,923	17,923
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,588	1,696	962	1,109
Net issuance (redemption) and changes in long-term debt qualifying as tier 2 capital	(212)	(212)	627	627
Changes in allowance for credit losses	—	12	(1)	(40)
Changes in tier 2 capital	(212)	(200)	626	587
Tier 2 capital balance, end of period	1,376	1,496	1,588	1,696
Total capital:
Total capital balance, beginning of period	19,511	19,619	17,810	17,957
Changes in tier 1 capital	(1,400)	(1,400)	1,075	1,075
Changes in tier 2 capital	(212)	(200)	626	587
Total capital balance, end of period	$17,899	$18,019	$19,511	$19,619

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.

State Street Corporation | 114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2022 and 2021.

TABLE 41: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2022	Basel III Standardized Approach December 31, 2021
Total risk-weighted assets, beginning of period	$111,398	$109,705	$111,667	$117,080
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(4,850)	(476)	(3,591)	(707)
Net increase (decrease) in loans	(3,054)	2,017	(5,387)	946
Net increase (decrease) in securitization exposures	(5)	(404)	(5)	(489)
Net increase (decrease) in repo-style transaction exposures	(1,420)	(440)	(5,157)	(1,658)
Net increase (decrease) in over-the-counter derivatives exposures(1)	2,161	(1,353)	6,295	(863)
Net increase (decrease) in all other(2)	4,541	1,024	4,030	(2,567)
Net increase (decrease) in credit risk-weighted assets	(2,627)	368	(3,815)	(5,338)
Net increase (decrease) in market risk-weighted assets	(625)	(75)	(625)	(75)
Net increase (decrease) in operational risk-weighted assets	(2,787)	1,400	N/A	N/A
Total risk-weighted assets, end of period	$105,359	$111,398	$107,227	$111,667

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks and equity exposures.
NA Not applicable.
As of December 31, 2022, total advanced approaches RWA decreased $6.04 billion compared to December 31, 2021, mainly driven by a decrease in operational risk and credit risk RWA. The decrease in operational risk RWA was primarily due to a decrease in the frequency of certain operational loss events. The decrease in credit risk RWA was primarily driven by a net decrease in wholesale investment securities, loans, and repo-style transactions RWA, partially offset by an increase in all other and OTC derivatives RWA.
As of December 31, 2022, total standardized approach RWA decreased $4.44 billion compared to December 31, 2021, mainly driven by a decrease in credit risk RWA. The decrease in credit risk RWA was primarily driven by a net decrease in loans, repo-style transactions, and wholesale investment securities RWA, partially offset by an increase in OTC derivatives and all other RWA.
The regulatory capital ratios as of December 31, 2022, presented in Table 39: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2022, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 42: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2022	December 31, 2021
State Street:
Tier 1 capital	$16,523	$17,923
Average assets	284,346	303,007
Less: adjustments for deductions from tier 1 capital and other	(8,668)	(9,440)
Adjusted average assets for Tier 1 leverage ratio	275,678	293,567
Additional SLR exposure	40,126	32,985
Adjustments for deductions of qualifying central bank deposits	(78,455)	(84,113)
Total assets for SLR	$237,349	$242,439
Tier 1 leverage ratio(1)	6.0%	6.1%
Supplementary leverage ratio	7.0	7.4

State Street Bank(2):
Tier 1 capital	$18,273	$18,845
Average assets	281,527	299,379
Less: adjustments for deductions from tier 1 capital and other	(8,307)	(8,976)
Adjusted average assets for Tier 1 leverage ratio	273,220	290,403
Additional SLR exposure	42,043	32,985
Adjustments for deductions of qualifying central bank deposits	(78,455)	(84,113)
Total assets for SLR	$236,808	$239,275
Tier 1 leverage ratio (1)	6.7%	6.5%
Supplementary leverage ratio	7.7	7.9

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
The following table presents external LTD and external TLAC as of December 31, 2022.

TABLE 43: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2022
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$29,676	27.7%	$23,054	21.5%
Total leverage exposure	29,676	12.5	22,548	9.5
Long-term debt:
Risk-weighted assets	12,403	11.6	7,506	7.0
Total leverage exposure	12,403	5.2	10,681	4.5
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
In November 2019, the Federal Reserve and other U.S. federal banking agencies issued a final rule that, among other things, implemented the SA-CCR, a methodology for calculating the exposure amount for derivative contracts. Under the final rule, which became effective on January 1, 2022, we have the option to use the SA-CCR or the IMM to measure the exposure amount of our cleared and uncleared derivative transactions under our advanced approaches calculation. We have elected to use the SA-CCR for purposes of our advanced approach capital calculations. We are required to determine the amount of these exposures using the SA-CCR under our standardized approach capital calculation. Additionally, we have to apply a revised formula to determine the RWA amount of our central counterparty default fund contributions.
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
Effective April 1, 2020, the Federal Reserve and other U.S. federal banking agencies adopted a final rule under EGRRCPA that establishes a deduction for qualifying central bank deposits from a custodial banking organization’s total leverage exposure equal to the lesser of (i) the total amount of funds the custodial banking organization and its consolidated subsidiaries have on deposit at qualifying central banks and (ii) the total amount of client funds on deposit at the custodial banking organization that are linked to fiduciary or custodial and safekeeping accounts. For the quarter ended December 31, 2022, we deducted $78.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR, based on this custodial banking deduction.
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
On June 23, 2022, we were notified by the Federal Reserve of the results from the 2022 supervisory stress test. Our SCB calculated under this supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which was effective starting October 1, 2022 and will run through September 30, 2023.
On September 7, 2022, the Federal Reserve's Vice Chair For Supervision stated that the Federal Reserve was undertaking a holistic review of U.S. capital requirements that will help the regulator consider adjustments to the current framework. In addition, on September 9, 2022, the U.S. Banking Agencies reaffirmed their commitment to implementing revised regulatory capital requirements that align with the final set of Basel III standards (Basel IV package) issued by the Basel Committee on Banking Supervision in December 2017. They intend to seek public comments on a joint proposed rule in the coming months.
For additional information about regulatory developments, refer to the "Regulatory Capital Adequacy and Liquidity Standards" section of "Supervision and Regulation" in Business in this Form 10-K.
State Street Corporation | 117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2022:

TABLE 44: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2022 (In millions)	Redemption Date(2)
Series D(3)	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(4)(5)	May 2015	250,000	250	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 8.366% effective December 15, 2022	Quarterly: March, June, September and December	247	September 15, 2020
Series G(6)	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H(7)	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
(3) The dividend rate for the floating rate period of the Series D preferred stock that begins on March 15, 2024 and all subsequent floating rate periods will transition to a new, fixed rate in accordance with the LIBOR Act and the contractual terms of the Series D preferred stock.
(4) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date.
(5) In accordance with the LIBOR Act, the benchmark interest rate used to calculate the dividend rate of the Series F preferred stock issued and outstanding will transition from LIBOR to CME Term SOFR, plus 0.26161%, beginning with the September 15, 2023 dividend period.
(6) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
(7) In accordance with the LIBOR Act, the benchmark interest rate to be used to calculate the dividend rate during the floating rate period of the Series H preferred stock that begins on December 15, 2023 will transition from LIBOR to CME Term SOFR, plus 0.26161%.
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 45: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$5,900	$1.48	$44	$5,900	$1.48	$44
Series F	5,208	52.08	13	3,808	38.08	15
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$112			$114
State Street Corporation | 118

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Common Stock
In July 2021, our Board approved a share repurchase program authorizing the purchase of up to $3.0 billion of our common stock through the end of 2022. We did not repurchase any common stock during the first three quarters of 2022. In October 2022, we resumed our share repurchases and purchased $1.5 billion of our common stock in the fourth quarter of 2022 under the 2021 Program. In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023.
The table below presents the activity under our common share repurchase program for the period indicated:

TABLE 46: SHARES REPURCHASED
	Year Ended December 31,
	2022
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2021 Program	19.5	$76.81	$1,500
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 47: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.40	$871	$2.18	$779
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
Stock purchases under our common share repurchase program may be made using various types of transactions, including open market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction may not be ratable over the duration of the program, may vary from reporting period to reporting period and will depend on several factors, including our capital position and our financial performance, investment opportunities, market conditions, the nature and timing of implementation of revisions to the Basel III framework and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time.
State Street Corporation | 119

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $348.92 billion and $385.74 billion as of December 31, 2022 and 2021, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $366.90 billion and $404.12 billion as collateral for indemnified securities on loan as of December 31, 2022 and 2021, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $366.90 billion and $404.12 billion, referenced above, $54.11 billion and $61.56 billion was invested in indemnified repurchase agreements as of December 31, 2022 and 2021, respectively. We or our agents held $57.90 billion and $67.01 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2022 and 2021, respectively.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the more significant accounting policies identified by management are:
•Recurring fair value measurements;
•Allowance for credit losses;
•Impairment of goodwill and other intangible assets; and
•Contingencies.
These policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential to the understanding of our reported results of operations and financial condition.
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
Allowance for Credit Losses
We record an allowance for credit losses related to certain on-balance sheet credit exposures, including our financial assets held at amortized cost, as well as certain off-balance sheet credit exposures, including unfunded commitments and letters of credit.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods. We estimate credit losses over the contractual life of the financial asset while factoring in prepayment activity where supported by data over a three year reasonable and supportable forecast period. We utilize baseline, upside and downside scenarios that are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three year horizon (or less depending on contractual maturity) and then revert linearly over a two year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2022 allowance for credit losses consisted of three scenarios reflecting contractions in GDP and rising unemployment of varying severity, with the baseline scenario generally in line with market consensus of economic forecasts for GDP and unemployment. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.
Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2022 would have been approximately $67 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.
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
In 2022, we assessed goodwill for impairment using a qualitative assessment. Based on our evaluation of the qualitative factors noted above, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. We determined there was no goodwill impairment in 2022.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process.  First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset's net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value.  We evaluate intangible assets for indicators of impairment on a quarterly basis. There were no impairments taken on other intangible assets in 2022.
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
OTHER MATTERS
Replacement of Interbank Offered Rates including LIBOR
On March 5, 2021, the Intercontinental Exchange Benchmark Administration (IBA) announced, in conjunction with the United Kingdom Financial Conduct Authority (FCA), that it would cease the publication of all EUR and Swiss Franc LIBOR settings, the overnight, one week, two week, two month and twelve month GBP LIBOR and Japanese yen (JPY) LIBOR settings, and the one week and two month USD LIBOR settings, as of December 31, 2021. Furthermore, the IBA announced that as of June 30, 2023, it would cease the publication of the overnight and twelve month USD LIBOR settings and that as of June 30, 2023 the one month, three month and six month USD LIBOR settings would become non-representative.
On September 29, 2021, the FCA announced that it would compel the IBA to continue the publication of the one month, three month and six month GBP and JPY LIBOR settings, on a synthetic, non-representative basis from year-end 2021 for a period of at least one year. On June 30, 2022, the FCA issued a consultation on winding down synthetic tenors of GBP LIBOR and on the potential introduction of a synthetic version of certain USD LIBOR settings as of June 30, 2023. On September
State Street Corporation | 122

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
29, 2022, the FCA confirmed the cessation of all synthetic JPY LIBOR settings as of December 31, 2022, and the cessation of the one month and six month synthetic GBP LIBOR settings as of March 30, 2023. On November 23, 2022, the FCA issued a proposal to compel publication of a synthetic version of the one month, three month and six month USD LIBOR settings until September 30, 2024, while also confirming that the publication of a synthetic version of the three month GBP LIBOR setting would end as of March 30, 2024. A final decision from the FCA on the status of a synthetic version of the one month, three month and six month USD LIBOR settings beyond June 30, 2023 is expected in early 2023.
On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest Rate (LIBOR) Act which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Federal Reserve issued a notice of proposed rulemaking on a proposal to implement the LIBOR Act, as required by its terms. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act. The final rule is effective February 27, 2023.
We have established a process to identify, assess, plan for and remediate the use of LIBOR and other reference rates affected by reference rate reform that addresses both direct exposures on our balance sheet, and, more importantly, the use of LIBOR in our various service provider roles to our customers.
This process is led by a multidisciplinary LIBOR program management office (LIBOR PMO), established in September 2018. The LIBOR PMO will continue to drive firm-wide results throughout 2023. The LIBOR PMO reports regularly to executive management of the firm, and our key regulators, on progress with respect to the adoption of alternative reference rates for various financial products and services, client communications, updating of our quantitative models and information technology systems, managing third-party vendors, contracts remediation, evaluation of fallback provisions contained in LIBOR-priced loans, investment securities, derivatives and long-term debt and general operational readiness for each stage of the transition.
Most of the LIBOR PMO's work for implementation of the transition to alternate reference rates is substantially complete, and contingency plans have been developed with respect to identified uncertainties. No incremental material investments are expected to be needed for systems and processes related to the transition. Potential risks that could impact our remediation efforts include overall transition readiness across the industry, third-party vendor dependencies and resource constraints from the concentration of remediation activities at key points in the transition process.
Our direct on-balance sheet exposures to LIBOR are limited and primarily include assets held in the investment portfolio, certain loans made through Global Credit Finance and issuances of long-term debt and preferred stock. We have planned for, and are prepared to transition, our remaining balance sheet exposures in a manner consistent with regulatory guidance and the availability of interim solutions for various legacy LIBOR contracts. We will not originate or issue new LIBOR-based loans or long-term debt, and any purchases of LIBOR-based investment securities will be screened for adequate fallback language. Our remaining exposure outstanding at the end of June 2023 is largely governed by existing fallback language or the LIBOR Act which provides for appropriate fallback provisions. Substantial risks and uncertainties are associated with the market transition away from the use of LIBOR as an interest rate benchmark in financial instruments and contracts. Our financial performance depends, in part, on our ability to adapt to market changes promptly, while avoiding increased related expenses or operational errors.
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

State Street Corporation | 123

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the “Corporation”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
State Street Corporation | 124

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

Servicing Fee Revenue

Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.1 billion for the year ended December 31, 2022. As disclosed in Notes 24 and 25 of the consolidated financial statements, servicing fee revenue involves revenue streams from various products which include custody, accounting, regulatory reporting, investor services, IBOR, transaction management, cash, record keeping, client reporting, and investment manager and alternative investment manager operations outsourcing. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.

Auditing servicing fee revenue was complex and involved significant audit effort due to the non-standard nature of the Corporation’s contracts, the volume of contracts, and the number of different processes used to recognize revenue.

How We Addressed the Matter in Our Audit
We identified and obtained an understanding of the processes used by the Corporation to recognize revenue transactions. We evaluated the design and tested the operating effectiveness of controls over the Corporation’s processes for recognizing servicing fee revenue, including, among others, controls over the review of client contracts, the calculations of the key drivers of revenue (e.g., assets under custody) and the flow of this information from the business teams to the department accruing revenue.

Among other procedures, to test servicing fee revenue, we selected and analyzed a sample of client contracts to determine whether terms that may have an impact on revenue recognition, including performance obligations and specified fees, were identified and properly considered in the evaluation of the accounting for the contracts. In addition, we reperformed the calculation of revenue for a sample of revenue transactions. We also agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue. We obtained third party confirmation of the client balance due for a sample of servicing fees receivable.

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1972.

Boston, Massachusetts
February 16, 2023
State Street Corporation | 125

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Fee revenue:
Servicing fees	$5,087	$5,531	$5,157
Management fees	1,939	2,053	1,880
Foreign exchange trading services	1,376	1,211	1,363
Securities finance	416	416	356
Software and processing fees	789	738	685
Other fee revenue	(1)	63	58
Total fee revenue	9,606	10,012	9,499
Net interest income:
Interest income	4,088	1,908	2,575
Interest expense	1,544	3	375
Net interest income	2,544	1,905	2,200
Other income:
Gains (losses) from sales of available-for-sale securities, net	(2)	57	4
Other income	—	53	—
Total other income	(2)	110	4
Total revenue	12,148	12,027	11,703
Provision for credit losses	20	(33)	88
Expenses:
Compensation and employee benefits	4,428	4,554	4,450
Information systems and communications	1,630	1,661	1,550
Transaction processing services	971	1,024	978
Occupancy	394	444	489
Acquisition and restructuring costs	65	65	50
Amortization of other intangible assets	238	245	234
Other	1,075	896	965
Total expenses	8,801	8,889	8,716
Income before income tax expense	3,327	3,171	2,899
Income tax expense	553	478	479
Net income	$2,774	$2,693	$2,420
Net income available to common shareholders	$2,660	$2,572	$2,257
Earnings per common share:
Basic	$7.28	$7.30	$6.40
Diluted	7.19	7.19	6.32
Average common shares outstanding (in thousands):
Basic	365,214	352,565	352,865
Diluted	370,109	357,962	357,106
Cash dividends declared per common share	$2.40	$2.18	$2.08

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 126

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$2,774	$2,693	$2,420
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $47, $86 and ($40), respectively	(441)	(413)	488
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of ($650), ($338) and $166, respectively	(1,767)	(896)	439
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($133), ($24) and $46, respectively	(357)	(59)	127
Net unrealized gains (losses) on retirement plans, net of related taxes of ($1), $16 and $3, respectively	(13)	48	9
Other comprehensive income (loss)	(2,578)	(1,320)	1,063
Total comprehensive income	$196	$1,373	$3,483

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 127

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2022	December 31, 2021
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,970	$3,631
Interest-bearing deposits with banks	101,593	106,358
Securities purchased under resale agreements	5,215	3,012
Trading account assets	650	758
Investment securities available-for-sale (less allowance for credit losses of $2 and $2)	40,579	73,399
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $57,913 and $42,271)	64,700	42,430
Loans (less allowance for credit losses on loans of $97 and $87)	32,053	32,445
Premises and equipment (net of accumulated depreciation of $5,745 and $5,391)	2,315	2,261
Accrued interest and fees receivable	3,434	3,278
Goodwill	7,495	7,621
Other intangible assets	1,544	1,816
Other assets	37,902	37,615
Total assets	$301,450	$314,624
Liabilities:
Deposits:
Non-interest-bearing	$46,755	$56,461
Interest-bearing - U.S.	111,384	102,985
Interest-bearing - non-U.S.	77,325	95,589
Total deposits	235,464	255,035
Securities sold under repurchase agreements	1,177	1,575
Short-term borrowings	2,097	128
Accrued expenses and other liabilities	22,525	17,048
Long-term debt	14,996	13,475
Total liabilities	276,259	287,261
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 349,024,167 and 365,982,820 shares outstanding	504	504
Surplus	10,730	10,787
Retained earnings	27,028	25,238
Accumulated other comprehensive income (loss)	(3,711)	(1,133)
Treasury stock, at cost (154,855,475 and 137,896,822 shares)	(11,336)	(10,009)
Total shareholders’ equity	25,191	27,363
Total liabilities and shareholders' equity	$301,450	$314,624

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 128

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2019	$2,962	503,880	$504	$10,132	$21,918	$(876)	146,490	$(10,209)	$24,431
Net income					2,420				2,420
Other comprehensive income						1,063			1,063
Preferred stock redeemed	(491)				(9)				(500)
Cash dividends declared:
Common stock - $2.08 per share					(734)				(734)
Preferred stock					(152)				(152)
Common stock acquired							6,464	(500)	(500)
Common stock awards exercised				72			(2,233)	100	172
Other				1	(1)		2	—	—
Balance at December 31, 2020	$2,471	503,880	$504	$10,205	$23,442	$187	150,723	$(10,609)	$26,200
Net income					2,693				2,693
Other comprehensive (loss)						(1,320)			(1,320)
Common stock issued				516			(21,724)	1,384	1,900
Preferred stock redeemed	(495)				(5)				(500)
Cash dividends declared:
Common stock - $2.18 per share					(779)				(779)
Preferred stock					(114)				(114)
Common stock acquired							11,250	(900)	(900)
Common stock awards exercised				48			(2,350)	116	164
Other				18	1		(2)	—	19
Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	$27,363
Net income					2,774				2,774
Other comprehensive (loss)						(2,578)			(2,578)
Cash dividends declared:
Common stock - $2.40 per share					(871)				(871)
Preferred stock					(112)				(112)
Common stock acquired							19,524	(1,500)	(1,500)
Common stock awards exercised				(43)			(2,565)	172	129
Other				(14)	(1)		(1)	1	(14)
Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 129

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2022	2021	2020
Operating Activities:
Net income	$2,774	$2,693	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(62)	(162)	(194)
Amortization of other intangible assets	238	245	234
Other non-cash adjustments for depreciation, amortization and accretion, net	918	1,312	1,276
Losses (gains) related to investment securities, net	2	(57)	(4)
Provision for credit losses	20	(33)	88
Change in trading account assets, net	108	57	99
Change in accrued interest and fees receivable, net	(156)	(173)	127
Change in collateral deposits, net	7,821	(7,662)	(2,951)
Change in unrealized losses (gains) on foreign exchange derivatives, net	(1,125)	(3,448)	3,652
Change in other assets, net	421	691	(1,406)
Change in accrued expenses and other liabilities, net	557	(574)	(170)
Other, net	438	401	361
Net cash provided by (used in) operating activities	11,954	(6,710)	3,532
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	4,765	10,602	(47,995)
Net (increase) decrease in securities purchased under resale agreements	(2,203)	94	(1,619)
Proceeds from sales of available-for-sale securities	4,590	12,822	2,645
Proceeds from maturities of available-for-sale securities	17,254	23,484	23,644
Purchases of available-for-sale securities	(18,029)	(53,750)	(37,873)
Purchases of held-to-maturity securities under the MMLF program	—	—	(29,242)
Proceeds from maturities of held-to-maturity securities under the MMLF program	—	3,299	25,984
Proceeds from maturities of held-to-maturity securities	9,817	15,586	15,179
Purchases of held-to-maturity securities	(8,564)	(8,583)	(13,981)
Sale of loans	1,786	172	324
Net (increase) in loans	(1,667)	(4,779)	(1,939)
Business acquisitions, net of cash acquired	—	(346)	—
Divestitures	—	13	—
Purchases of equity investments and other long-term assets	(250)	(216)	(1,436)
Purchases of premises and equipment, net	(734)	(811)	(560)
Other, net	51	241	1,335
Net cash provided by (used in) investing activities	6,816	(2,172)	(65,534)
Financing Activities:
Net increase (decrease) in time deposits	1,673	(363)	(33,466)
Net (decrease) increase in all other deposits	(21,244)	15,611	91,391
Net (decrease) increase in securities sold under repurchase agreements	(398)	(1,838)	2,311
Net (decrease) increase in short-term borrowings under money market liquidity facility	—	(3,302)	3,302
Net increase (decrease) in other short-term borrowings	1,969	(557)	(154)
Proceeds from issuance of long-term debt, net of issuance costs	3,731	1,343	2,489
Payments for long-term debt and obligations under finance leases	(1,567)	(1,443)	(1,724)
Payments for redemption of preferred stock	—	(500)	(500)
Proceeds from issuance of common stock, net of issuance costs	—	1,900	—
Repurchases of common stock	(1,500)	(900)	(515)
Repurchases of common stock for employee tax withholding	(123)	(39)	(78)
Payments for cash dividends	(972)	(866)	(889)
Net cash (used in) provided by financing activities	(18,431)	9,046	62,167
Net increase	339	164	165
Cash and due from banks at beginning of period	3,631	3,467	3,302
Cash and due from banks at end of period	$3,970	$3,631	$3,467

Supplemental disclosure:
Interest paid	$1,354	$37	$375
Income taxes paid, net	436	559	403

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
We have two lines of business:
Investment Servicing, through State Street Investment Services, State Street Global MarketsSM, State Street Alpha, and State Street Digital, we provide investment services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products under the Investment Servicing line of business include: back office products such as custody, accounting, regulatory reporting, investor services, performance and analytics; middle office products such as IBOR, transaction management, loans, cash, derivatives and collateral services, record keeping, client reporting and investment analytics; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Investment Management, provides a broad range of investment management strategies and products for our clients through State Street Global Advisors. Our investment management strategies and products for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies span the risk/reward spectrum of these investment products. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution products, and Global Fiduciary Solutions. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand.
Consolidation
Our consolidated financial statements include the accounts of the Parent Company and its majority-
and wholly-owned and otherwise controlled subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current-year presentation.
We consolidate subsidiaries in which we exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, generally are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in other fee revenue in our consolidated statement of income. Investments not meeting the criteria for equity-method treatment are measured at fair value through earnings, except for investments where a fair market value is not readily available, which are accounted for under the cost method of accounting.
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
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of December 31, 2022, we held such accounts in Russia, inclusive of $767 million with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.3 billion. Cash and due from banks is evaluated as part of our allowance for credits losses.
Interest-Bearing Deposits with Banks
Interest-bearing deposits with banks generally consist of highly liquid, short-term investments maintained at the Federal Reserve Bank and other non-U.S. central banks with original maturities at the time of purchase of one month or less.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
Securities purchased under resale agreements and sold under repurchase agreements are accounted for as collateralized financing transactions, and are recorded in our consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements either directly or through agent banks, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements.
For securities sold under repurchase agreements collateralized by our investment securities portfolio, the dollar value of the securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or when both parties are members of a common clearing organization, resale and repurchase agreements are recorded on a net basis when specific netting criteria are met.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	133
Investment Securities	Note	3	Page	140
Loans and Allowance for Credit Losses	Note	4	Page	145
Goodwill and Other Intangible Assets	Note	5	Page	150
Derivative Financial Instruments	Note	10	Page	154
Offsetting Arrangements	Note	11	Page	158
Contingencies	Note	13	Page	162
Variable Interest Entities	Note	14	Page	164
Equity-Based Compensation	Note	18	Page	169
Income Taxes	Note	22	Page	173
Earnings Per Common Share	Note	23	Page	175
Revenue from Contracts with Customers	Note	25	Page	177
Recent Accounting Developments
In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (SAB 121). SAB 121 expresses the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets. The guidance requires an entity that has obligations to safeguard crypto-assets held for their platform users to recognize a liability on its balance sheet, along with a corresponding asset, and provides extensive disclosures on the nature and amount of crypto-assets under custody. This guidance was adopted in the second quarter of 2022 and had no financial statement impact. We continue to evaluate the potential impact of the guidance on State Street Digital products and services currently in development.
State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We did not adopt any other new accounting standards in 2022 that had a material impact to our financial statements.
Relevant standards that were recently issued but not yet adopted as of December 31, 2022

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
		January 1, 2023	We have adopted the new standard as of January 1, 2023. There are no material impacts as a result of the adoption.
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
		January 1, 2023	We have adopted the new standard as of January 1, 2023. There are no material impacts as a result of the adoption.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of December 31, 2022; none are expected to have a material impact to our financial statements.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2022 and 2021.
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
State Street Corporation | 134

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2022
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$40	$—	$—		$40
Non-U.S. government securities	—	142	—		142
Other	—	468	—		468
Total trading account assets	40	610	—		650
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	7,981	—	—		7,981
Mortgage-backed securities	—	8,509	—		8,509
Total U.S. Treasury and federal agencies	7,981	8,509	—		16,490
Non-U.S. debt securities:
Mortgage-backed securities	—	1,623	—		1,623
Asset-backed securities	—	1,669	—		1,669
Non-U.S. sovereign, supranational and non-U.S. agency	—	14,089	—		14,089
Other	—	2,091	—		2,091
Total non-U.S. debt securities	—	19,472	—		19,472
Asset-backed securities:
Student loans	—	115	—		115
Collateralized loan obligations	—	2,355	—		2,355
Non-agency CMBS and RMBS(2)	—	231	—		231
Other	—	88	—		88
Total asset-backed securities	—	2,789	—		2,789
State and political subdivisions	—	823	—		823
Other U.S. debt securities	—	1,005	—		1,005
Total available-for-sale investment securities	7,981	32,598	—		40,579
Other assets:
Derivative instruments:
Foreign exchange contracts	9	26,173	4	$(18,522)	7,664
Interest rate contracts	—	—	—	—	—
Total derivative instruments	9	26,173	4	(18,522)	7,664
Other	6	600	—	—	606
Total assets carried at fair value	$8,036	$59,981	$4	$(18,522)	$49,499
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$2	$25,745	$2	$(17,951)	$7,798
Interest rate contracts	1	—	—	—	1
Other derivative contracts	—	216	—	—	216
Total derivative instruments	3	25,961	2	(17,951)	8,015
Total liabilities carried at fair value	$3	$25,961	$2	$(17,951)	$8,015

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $3.30 billion and $2.73 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	$1	$15,824	$—	$(10,395)	$5,430
Interest rate contracts	—	—	—	—	—
Other derivative contracts	—	301	—	—	301
Total derivative instruments	1	16,125	—	(10,395)	5,731
Total liabilities carried at fair value	$1	$16,125	$—	$(10,395)	$5,731

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

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity related to our level 3 financial assets during the years ended December 31, 2022 and 2021, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. There were no transfers into or out of level 3 during the year ended December 31, 2022. During the year ended December 31, 2021, transfers into level 3 were primarily related to collateralized loan obligations and a U.S. corporate bond, for which fair value was measured using information obtained from third party sources, including non-binding broker/dealer quotes. During the year ended December 31, 2021, transfers out of level 3 were mainly related to collateralized loan obligations, certain non-U.S. debt securities and a U.S. corporate bond, for which fair value was measured using prices based on observable market information.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2022
	Fair Value as of December 31, 2021	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2022(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2022
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income
Assets:
Derivative instruments:
Foreign exchange contracts	$—	$(1)	$—	$5	$—	$—	$—	$—	$4	$—
Total derivative instruments	—	(1)	—	5	—	—	—	—	4	—
Total assets carried at fair value	$—	$(1)	$—	$5	$—	$—	$—	$—	$4	$—

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2021
	Fair Value as of December 31, 2020	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2021(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2021
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income
Assets:
Available-for-sale Investment securities:
Asset-backed securities:
Collateralized loan obligations	$14	$—	$—	$106	$—	$—	$—	$(120)	$—
Total asset-backed securities	14	—	—	106	—	—	—	(120)	—
Other U.S. debt securities	—	—	—	—	—	—	15	(15)	—
Total available-for-sale investment securities	14	—	—	106	—	—	15	(135)	—
Other assets:
Derivative instruments:
Foreign exchange contracts	2	(3)	—	1	—	—	—	—	—	$(1)
Total derivative instruments	2	(3)	—	1	—	—	—	—	—	(1)
Total assets carried at fair value	$16	$(3)	$—	$107	$—	$—	$15	$(135)	$—	$(1)

(1) Total realized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of December 31, 2022	As of December 31, 2021	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2022			As of December 31, 2022	As of December 31, 2021
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$4	$—	Option model	Volatility	7.3%	-	19.2%	11.4%	15.2%
Total	$4	$—
Liabilities:
Derivative instruments, foreign exchange contracts	$2	$—	Option model	Volatility	8.1%	-	19.2%	9.8%	14.7%
Total	$2	$—

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
State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2022
Financial Assets:
Cash and due from banks	$3,970	$3,970	$3,970	$—	$—
Interest-bearing deposits with banks	101,593	101,593	—	101,593	—
Securities purchased under resale agreements	5,215	5,215	—	5,215	—
Investment securities held-to-maturity	64,700	57,913	11,336	46,577	—
Net loans(1)	32,053	31,794	—	29,679	2,115
Other(2)	3,626	3,626	—	3,626	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$46,755	$46,755	$—	$46,755	$—
Interest-bearing - U.S.	111,384	111,384	—	111,384	—
Interest-bearing - non-U.S.	77,325	77,325	—	77,325	—
Securities sold under repurchase agreements	1,177	1,177	—	1,177	—
Other short-term borrowings	2,097	2,097	—	2,097	—
Long-term debt	14,996	14,273	—	14,102	171
Other(2)	3,626	3,626	—	3,626	—

(1) Includes $5 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2022.
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

1) Includes $8 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2021.
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
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in other fee revenue in our consolidated statement of income. AFS securities are carried at fair value, with any allowance for credit losses recorded through the consolidated statement of income and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income.

State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized			Fair Value
(In millions)		Gains	Losses			Gains		Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,232	$10	$261	$7,981	$18,111	$24		$196	$17,939
Mortgage-backed securities	8,767	2	260	8,509	18,154	148		94	18,208
Total U.S. Treasury and federal agencies	16,999	12	521	16,490	36,265	172		290	36,147
Non-U.S. debt securities:
Mortgage-backed securities	1,642	—	19	1,623	1,986	12		3	1,995
Asset-backed securities(1)	1,696	—	27	1,669	2,087	2		2	2,087
Non-U.S. sovereign, supranational and non-U.S. agency	14,512	1	424	14,089	23,533	114		100	23,547
Other(2)	2,255	—	164	2,091	3,113	17		32	3,098
Total non-U.S. debt securities	20,105	1	634	19,472	30,719	145		137	30,727
Asset-backed securities:
Student loans(3)	116	—	1	115	209	2		—	211
Collateralized loan obligations(4)	2,394	—	39	2,355	2,155	2		2	2,155
Non-agency CMBS and RMBS(5)	237	—	6	231	52	—		—	52
Other	90	—	2	88	90	1		—	91
Total asset-backed securities	2,837	—	48	2,789	2,506	5		2	2,509
State and political subdivisions	839	1	17	823	1,216	59		3	1,272
Other U.S. debt securities(6)	1,078	—	73	1,005	2,734	23		13	2,744
Total available-for-sale securities(7)(8)	$41,858	$14	$1,293	$40,579	$73,440	$404		$445	$73,399
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,693	$—	$341	$11,352	$2,170	$10		$—	$2,180
Mortgage-backed securities	42,307	3	6,030	36,280	33,481	362		578	33,265
Total U.S. Treasury and federal agencies	54,000	3	6,371	47,632	35,651	372		578	35,445
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,603	—	304	6,299	1,564	—		9	1,555
Total non-U.S. debt securities	6,603	—	304	6,299	1,564	—		9	1,555
Asset-backed securities:
Student loans(3)	3,955	1	134	3,822	4,908	48		14	4,942
Non-agency CMBS and RMBS(9)	142	18	—	160	307	22	1	—	329
Total asset-backed securities	4,097	19	134	3,982	5,215	70		14	5,271
Total held-to-maturity securities(7)	$64,700	$22	$6,809	$57,913	$42,430	$442		$601	$42,271

(1) As of December 31, 2022 and 2021, the fair value includes non-U.S. collateralized loan obligations of $0.86 billion and $0.83 billion, respectively.
(2) As of December 31, 2022 and 2021, the fair value includes non-U.S. corporate bonds of $1.14 billion and $1.53 billion, respectively,
(3) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(4) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(5) Consists entirely of non-agency CMBS as of both December 31, 2022 and 2021.
(6) As of December 31, 2022 and 2021, the fair value of U.S. corporate bonds was $1.01 billion and $2.44 billion, respectively.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended December 31, 2022.
(8) As of both December 31, 2022 and December 31, 2021, total amortized cost included an allowance for credit losses on AFS investment securities of $2 million.
(9) As of December 31, 2022 and 2021, the total amortized cost included $133 million and $292 million, respectively, of non-agency CMBS and $9 million and $14 million of non-agency RMBS, respectively.
Aggregate investment securities with carrying values of approximately $70.52 billion and $80.81 billion as of December 31, 2022 and 2021, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2022, $23.56 billion of investment securities previously classified as AFS were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized loss of $1.26 billion. Upon transfer of a debt security from AFS to HTM, the amortized cost is reset to fair value. Any net unrealized gain or loss at the date of transfer will remain in AOCI and be amortized into net interest income over the remaining life of the security (ranging from approximately 1 to 37
State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years). The amortization of amounts retained in AOCI will offset the effect on net interest income of the amortization of the premium or discount resulting from transferring securities at fair value.
In 2021 and 2020, $1.25 billion and $8.60 billion, respectively, of agency MBS, previously classified as AFS, were transferred to HTM. These transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $12 million and $120 million as of December 31, 2021 and 2020, respectively, which will remain in AOCI and be amortized into net interest income over the remaining life of the security (ranging from approximately 1 to 36 years). The amortization of amounts retained in AOCI will offset the effect on net interest income of the amortization of the premium or discount resulting from transferring securities at fair value.
In 2022, 2021 and 2020, proceeds from sales of AFS securities was approximately $4.59 billion, $12.82 billion and $2.65 billion, respectively, primarily driven by MBS, ABS, municipal bonds and supranationals, resulting in a pre-tax loss of approximately $2 million in 2022, a pre-tax gain of approximately $57 million in 2021 and a pre-tax loss less than $4 million in 2020.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,337	$15	$5,745	$246	$7,082	$261
Mortgage-backed securities	5,524	130	2,815	130	8,339	260
Total U.S. Treasury and federal agencies	6,861	145	8,560	376	15,421	521
Non-U.S. debt securities:
Mortgage-backed securities	1,278	15	272	4	1,550	19
Asset-backed securities	859	11	765	16	1,624	27
Non-U.S. sovereign, supranational and non-U.S. agency	6,750	108	5,800	316	12,550	424
Other	771	27	1,233	137	2,004	164
Total non-U.S. debt securities	9,658	161	8,070	473	17,728	634
Asset-backed securities:
Student loans	89	1	—	—	89	1
Collateralized loan obligations	1,577	27	710	12	2,287	39
Non-agency CMBS and RMBS	193	6	3	—	196	6
Other	88	2	—	—	88	2
Total asset-backed securities	1,947	36	713	12	2,660	48
State and political subdivisions	669	12	42	5	711	17
Other U.S. debt securities	294	15	708	58	1,002	73
Total	$19,429	$368	$18,093	$924	$37,522	$1,293

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$14,749	$194	$1,624	$2	$16,373	$196
Mortgage-backed securities	10,417	80	369	14	10,786	94
Total U.S. Treasury and federal agencies	25,166	274	1,993	16	27,159	290
Non-U.S. debt securities:
Mortgage-backed securities	577	3	30	—	607	3
Asset-backed securities	1,021	2	127	—	1,148	2
Non-U.S. sovereign, supranational and non-U.S. agency	10,406	97	63	3	10,469	100
Other	1,570	31	19	1	1,589	32
Total non-U.S. debt securities	13,574	133	239	4	13,813	137
Asset-backed securities:
Collateralized loan obligations	1,268	2	—	—	1,268	2
Total asset-backed securities	1,268	2	—	—	1,268	2
State and political subdivisions	10	—	45	3	55	3
Other U.S. debt securities	1,214	13	—	—	1,214	13
Total	$41,232	$422	$2,277	$23	$43,509	$445
State Street Corporation | 142

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2022. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2022
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,966	$1,940	$5,731	$5,496	$535	$545	$—	$—	$8,232	$7,981
Mortgage-backed securities	51	49	459	454	6,513	6,345	1,744	1,661	8,767	8,509
Total U.S. Treasury and federal agencies	2,017	1,989	6,190	5,950	7,048	6,890	1,744	1,661	16,999	16,490
Non-U.S. debt securities:
Mortgage-backed securities	58	58	385	382	—	—	1,199	1,183	1,642	1,623
Asset-backed securities	347	342	587	578	451	444	311	305	1,696	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	4,619	4,567	7,236	6,897	2,657	2,625	—	—	14,512	14,089
Other	190	187	1,904	1,769	141	120	20	15	2,255	2,091
Total non-U.S. debt securities	5,214	5,154	10,112	9,626	3,249	3,189	1,530	1,503	20,105	19,472
Asset-backed securities:
Student loans	39	39	—	—	—	—	77	76	116	115
Collateralized loan obligations	183	182	397	390	1,225	1,205	589	578	2,394	2,355
Non-agency CMBS and RMBS	—	—	—	—	—	—	237	231	237	231
Other	—	—	90	88	—	—	—	—	90	88
Total asset-backed securities	222	221	487	478	1,225	1,205	903	885	2,837	2,789
State and political subdivisions	146	144	273	266	376	373	44	40	839	823
Other U.S. debt securities	119	117	918	850	41	38	—	—	1,078	1,005
Total	$7,718	$7,625	$17,980	$17,170	$11,939	$11,695	$4,221	$4,089	$41,858	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,329	$2,285	$9,327	$9,032	$24	$22	$13	$13	$11,693	$11,352
Mortgage-backed securities	154	139	578	542	4,627	3,844	36,948	31,755	42,307	36,280
Total U.S. Treasury and federal agencies	2,483	2,424	9,905	9,574	4,651	3,866	36,961	31,768	54,000	47,632
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,518	1,492	4,520	4,293	565	514	—	—	6,603	6,299
Total non-U.S. debt securities	1,518	1,492	4,520	4,293	565	514	—	—	6,603	6,299
Asset-backed securities:
Student loans	290	279	8	8	931	911	2,726	2,624	3,955	3,822
Non-agency CMBS and RMBS	122	129	—	—	—	—	20	31	142	160
Total asset-backed securities	412	408	8	8	931	911	2,746	2,655	4,097	3,982
Total	$4,413	$4,324	$14,433	$13,875	$6,147	$5,291	$39,707	$34,423	$64,700	$57,913

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
State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses.
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
We did not have any allowance for credit losses on our HTM securities as of both December 31, 2022 and 2021.
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
Our allowance for credit losses on our AFS securities was approximately $2 million as of both December 31, 2022 and 2021.
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
As of December 31, 2022, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized
State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses of $8,102 million and $1,046 million related to 2,094 and 954 securities as of December 31, 2022 and 2021, respectively, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	December 31, 2022	December 31, 2021
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,154	$12,296
Leveraged loans	2,431	3,106
Overdrafts	1,707	1,796
Collateralized loan obligations in loan form	100	100
Other(3)	1,871	2,262
Commercial real estate	2,985	2,554
Total domestic	21,248	22,114
Foreign(1):
Commercial and financial:
Fund Finance(2)	3,949	4,965
Leveraged loans	1,118	1,328
Overdrafts	1,094	1,312
Collateralized loan obligations in loan form	4,741	2,813
Other(3)	—	—
Total foreign	10,902	10,418
Total loans(2)	32,150	32,532
Allowance for credit losses	(97)	(87)
Loans, net of allowance	$32,053	$32,445

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022, compared to $9.15 billion private equity capital call finance loans, $6.40 billion loans to real money funds and $1.39 billion loans to business development companies as of December 31, 2021.
(3) Includes $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022 and $1.78 billion securities finance loans, $455 million loans to municipalities and $23 million other loans as of December 31, 2021.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2022 and 2021, the loans pledged as collateral totaled $10.17 billion and $10.80 billion, respectively.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of both December 31, 2022 and 2021, we had no loans on non-accrual status.
In 2022, we purchased $1.98 billion of collateralized loan obligations in loan form, which were all investment grade as of December 31, 2022.
We sold $1.80 billion of loans in 2022, of which $5 million was held-for-sale as of December 31, 2022. We recorded a charge-off against the allowance for these loans of $6 million in 2022.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the years ended December 31, 2022 and 2021.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of December 31, 2022, we had 6 loans for $99 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $5 million as of December 31, 2022 on these loans.
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
State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When computing allowance levels, credit loss assumptions are estimated using models that categorize asset pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall asset portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
Credit quality is assessed and monitored by evaluating various attributes in order to enable timely detection of any concerns with the customer’s credit rating. The results of those evaluations are utilized in underwriting new loans and transactions with counterparties and in our process for estimation of expected credit losses.
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2022.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 85% of our loans were rated as investment grade as of December 31, 2022 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 14% of our loans as of December 31, 2022, and are concentrated in leveraged loans. Approximately 96% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of December 31, 2022.
•Special Mention: Counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard: Counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful: Counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss: Counterparties which are uncollectible or have little value.
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

December 31, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,667	$2,509	$27,176
Speculative	4,103	388	4,491
Special mention	291	88	379
Substandard	99	—	99
Total(1)(2)	$29,160	$2,985	$32,145

December 31, 2021	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,974	$2,222	$27,196
Speculative	4,714	270	4,984
Special mention	118	62	180
Substandard	164	—	164
Total(2)	$29,970	$2,554	$32,524

(1) Loans Include $2.80 billion and $3.11 billion of overdrafts as of December 31, 2022 and 2021, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of December 31, 2022, $2.41 billion overdrafts were investment grade and $0.39 billion overdrafts were speculative.
(2) Total does not include $5 million and $8 million of loans classified as held-for-sale as of December 31, 2022 and 2021, respectively.
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
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2022. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,577	$185	$72	$300	$—	$9	$12,843	$14,986
Speculative	523	859	168	461	236	151	545	2,943
Special mention	—	120	—	105	19	—	—	244
Substandard	—	—	5	42	31	7	—	85
Total commercial and financing	$2,100	$1,164	$245	$908	$286	$167	$13,388	$18,258

Commercial real estate:
Risk Rating:
Investment grade	$519	$612	$100	$330	$511	$436	$—	$2,508
Speculative	—	—	49	163	111	65	—	388
Special mention	—	—	—	49	40	—	—	89
Total commercial real estate	$519	$612	$149	$542	$662	$501	$—	$2,985

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,986	$2,799	$—	$—	$—	$—	$3,897	$9,682
Speculative	234	529	100	181	107	—	9	1,160
Special mention	—	—	18	5	23	—	—	46
Substandard	—	—	—	—	14	—	—	14
Total commercial and financing	$3,220	$3,328	$118	$186	$144	$—	$3,906	$10,902

Total loans(2)	$5,839	$5,104	$512	$1,636	$1,092	$668	$17,294	$32,145

(1) Any reserve associated with accrued interest is not material. As of December 31, 2022, accrued interest receivable of $200 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $5 million of loans classified as held-for-sale as of December 31, 2022.
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
The following table presents the activity in the allowance for credit losses by portfolio and class for the years ended December 31, 2022 and 2021:

	Year End December 31, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$12	$14	$2	$—	$19	$—	$108
Charge-offs(2)	(6)	—	—	—	—	—	(1)	(7)
Provision	18	(7)	5	—	—	4	—	20
Ending balance	$73	$5	$19	$2	$—	$23	$(1)	$121

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $2 million on other loans.
(2) Related to the sale of leveraged loans in 2022.

	Year Ended December 31, 2021
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
State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. We recorded a $20 million provision for credit losses in 2022, due to a downward shift in management's economic outlook that was partially offset by a reduction in overall loan portfolio risk. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2022, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected undiscounted net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income. There were no impairments to goodwill or other intangible assets in 2022, 2021 and 2020.
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Goodwill:
Ending balance December 31, 2020	$7,413	$270	$7,683
Acquisitions(2)	66	—	66
Divestitures(3)	(17)	—	(17)
Foreign currency translation	(108)	(3)	(111)
Ending balance December 31, 2021	7,354	267	7,621
Acquisitions(2)	3	—	3
Foreign currency translation	(125)	(4)	(129)
Ending balance December 31, 2022	$7,232	$263	$7,495

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
State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing(1)	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2020	$1,733	$94	$1,827
Acquisitions(2)	264	—	264
Amortization	(221)	(24)	(245)
Foreign currency translation	(30)	—	(30)
Ending balance December 31, 2021	1,746	70	1,816
Amortization	(217)	(21)	(238)
Foreign currency translation	(34)	—	(34)
Ending balance December 31, 2022	$1,495	$49	$1,544

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
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,728	$(1,626)	$1,102
Technology	402	(178)	224
Core deposits	683	(477)	206
Other	84	(72)	12
Total	$3,897	$(2,353)	$1,544

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,786	$(1,497)	$1,289
Technology	403	(142)	261
Core deposits	696	(451)	245
Other	96	(75)	21
Total	$3,981	$(2,165)	$1,816
Amortization expense related to other intangible assets was $238 million, $245 million and $234 million in 2022, 2021 and 2020, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2022 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2023	$241
2024	238
2025	210
2026	201
2027	167
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2022	December 31, 2021
Securities borrowed(1)	$16,489	$22,300
Derivative instruments, net	7,664	4,108
Bank-owned life insurance	3,649	3,554
Investments in joint ventures and other unconsolidated entities(2)	3,245	3,162
Collateral, net	1,833	1,011
Deferred tax assets, net of valuation allowance(3)	1,127	254
Prepaid expenses	558	612
Right-of-use assets	500	542
Accounts receivable	404	236
Receivable for securities settlement	383	213
Income taxes receivable	235	317
Deposits with clearing organizations	62	62
Other(4)	1,753	1,244
Total	$37,902	$37,615

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $179 million and $109 million as of December 31, 2022 and December 31, 2021, respectively. For the year ended December 31, 2022, $54 million of upward adjustments resulting from observable pricing changes were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1,201 million and $544 million as of December 31, 2022 and 2021, respectively.
State Street Corporation | 151

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Deposits
We had $2.98 billion and $1.31 billion of time deposits outstanding, of which $0.10 billion and $1.31 billion were non-U.S. time deposits as of December 31, 2022 and 2021, respectively. Time deposits included amounts in excess of the FDIC insurance limits, or other uninsured accounts not subject to any country specific deposit insurance limits, of $2.97 billion and $1.31 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, uninsured time deposits of $0.50 billion were scheduled to mature in less than three months, $1.50 billion in three to six months, and $0.98 billion in six to twelve months. Demand deposit overdrafts of $2.80 billion and $3.11 billion were included as loan balances at December 31, 2022 and 2021, respectively.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, short-term borrowings associated with our tax-exempt investment program (more fully described in Note 14) and other short-term borrowings.
Collectively, short-term borrowings had weighted-average interest rates of 0.83% and 0.31% in 2022 and 2021, respectively.
The following table presents information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements			Tax-Exempt Investment Program			Other
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Balance as of December 31	$1,177	$1,575	$3,413	$—	$—	$616	$2,000	$—	$3,302
Maximum outstanding as of any month-end	11,517	1,575	5,373	—	616	823	8,525	—	25,665
Average outstanding during the year	3,633	667	2,615	—	523	771	696	315	8,251
Weighted-average interest rate as of year-end	2.31%	.00%	.00%	—%	—%	.23%	4.18%	.00%	1.35%
Weighted-average interest rate during the year	.39	(.00)	.14	—	.31	.78	.01	—	1.23
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. Applicable securities with a fair value of $0.96 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2022.
The following table presents information about these securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2022.

	Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$986	$963	$1,173

(1) Collateralized by investment securities.
We maintain an agreement with a clearing organization (FICC) that enables us to net securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The impact of this netting was $71.02 billion on average in 2022 compared to $62.15 billion in 2021, primarily due to higher FICC repo volumes.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.03 billion, as of December 31, 2022, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both December 31, 2022 and 2021, there was no balance outstanding on this line of credit.
State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2022	2021
Parent Company and Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025	3.550%	Senior notes	2/18; 8/18(1)	$1,256	$1,370
May 15, 2013	May 15, 2023(2)	3.100%	Subordinated notes	5/15; 11/15	1,006	1,022
November 19, 2013	November 20, 2023	3.700%	Senior notes	5/20; 11/20(1)	985	1,043
December 15, 2014	December 16, 2024	3.300%	Senior notes	6/16; 12/16(1)	962	1,040
November 1, 2019	November 1, 2025	2.354%	Fixed-to-floating rate senior notes	5/1; 11/1(1)	951	1,019
March 3, 2021	March 3, 2031	2.200%	Senior subordinated notes	3/3; 9/3	844	843
January 24, 2020	January 24, 2030	2.400%	Senior notes	1/24, 7/24	797	803
May 19, 2016	May 19, 2026	2.650%	Senior notes	5/19; 11/19(1)	709	779
August 4, 2022	August 4, 2033	4.164%	Fixed-to-floating rate senior notes	2/4; 8/4(1)	677	—
February 7, 2022	February 7, 2028	2.203%	Fixed-to-floating rate senior notes	8/7; 2/7	589	—
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	564	583
November 1, 2019	November 1, 2034(2)	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1(1)	532	541
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	500	499
November 4, 2022	November 4, 2026	5.751%	Fixed-to-floating rate senior notes	5/4; 11/4(1)	498	—
March 30, 2020	March 30, 2031	3.152%	Fixed-to-floating rate senior notes	3/30, 9/30	498	498
November 4, 2022	November 4, 2028	5.820%	Fixed-to-floating rate senior notes	5/4; 11/4(1)	497	—
May 13, 2022	May 13, 2033	4.421%	Fixed-to-floating rate senior notes	11/13; 5/13	497	—
November 18, 2021	November 18, 2027	1.684%	Fixed-to-floating rate senior notes	5/18; 11/18	497	497
December 3, 2018	December 3, 2024	3.776%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	492	523
March 30, 2020	March 30, 2026	2.901%	Fixed-to-floating rate senior notes	6/3; 12/3(1)	473	498
February 7, 2022	February 7, 2033	2.623%	Fixed-to-floating rate senior notes	8/7; 2/7	466	—
February 7, 2022	February 7, 2026	1.746%	Fixed-to-floating rate senior notes	8/7; 2/7	280	—
June 21, 1996	June 15, 2026(3)	7.350%	Senior notes	6/15; 12/15	150	150
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15(1)	100	100
May 15, 2017	May 15, 2023(4)	2.653%	Fixed-to-floating rate senior notes	5/15; 11/15	—	754
March 30, 2020	March 30, 2023(4)	2.825%	Fixed-to-floating rate senior notes	3/30, 9/30	—	749

Parent Company and Banking Subsidiaries
Long-term finance leases					176	164
Total long-term debt					$14,996	$13,475

(1) We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2022 and 2021, the carrying value of long-term debt associated with these fair value hedges was $282 million and $450 million, respectively. Refer to Note 10 for additional information about fair value hedges.
(2) The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
(3) We may not redeem notes prior to their maturity.
(4) We redeemed the notes prior to original maturity date.
Parent Company and Banking Subsidiaries
As of December 31, 2022, long-term finance leases included $176 million related to information technology equipment leases. As of December 31, 2021, long-term finance leases included $164 million related to information technology equipment leases entered into in 2021, and our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2022 is approximately $223 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$8,683	$9,604
Foreign exchange contracts:
Forward, swap and spot	2,267,221	2,569,449
Options purchased	607	328
Options written	445	210
Futures	1,550	2,359
Other:
Stable value contracts(1)	31,391	32,868
Deferred value awards(2)	300	308
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	22,566	15,100
Foreign exchange contracts:
Forward and swap	8,213	6,700

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
State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. Fair value measurement for derivatives is further discussed in Note 2, and the impact of master netting agreements is provided in Note 11.

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$26,081	$15,126	$25,407	$15,790
Other derivative contracts	—	—	216	301
Total	$26,081	$15,126	$25,623	$16,091

Derivatives designated as hedging instruments:
Foreign exchange contracts	$105	$59	$342	$35
Interest rate contracts	—	2	1	—
Total	$105	$61	$343	$35

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2022	2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$938	$811	$922
Foreign exchange contracts	Interest expense	(20)	68	63
Interest rate contracts	Foreign exchange trading services revenue	3	3	3
Interest rate contracts	Other fee revenue	1	—	—
Other derivative contracts(1)	Compensation and employee benefits	(89)	(332)	(189)
Total		$833	$550	$799

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
The following tables show the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,513	$(644)	$362
Available-for-sale securities(2)(3)	9,801	(675)	8

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$9,026	$(64)	$514
Available-for-sale securities	3,551	—	24

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the prepayable financial assets designated in last-of-layer hedging relationships (hedged item is the last layer of a closed portfolio of prepayable financial assets expected to remain outstanding at the end of the hedging relationship). As of December 31, 2022, the amortized cost of the closed portfolios used in these hedging relationships was $207 million, of which $64 million, was designated in the last-of-layer hedging relationship. As of December 31, 2022, the cumulative adjustment associated with these hedging relationships was ($4) million.
(3) Carrying amount represents amortized cost.
State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, the total notional amount of the interest rate swaps of fair value hedges was $20.32 billion and $6.95 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,					Years Ended December 31,
		2022	2021	2020			2022	2021	2020
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$676	$14	$1	Available-for-sale securities	Net interest income	$(676)	$(19)	$(4)
Interest rate contracts	Net interest income	(1,160)	(76)	566	Long-term debt	Net interest income	1,160	75	(559)
Total		$(484)	$(62)	$567			$484	$56	$(563)

	Years Ended December 31,				Years Ended December 31,
	2022	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2022	2021	2020
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(598)	$(78)	$176	Net interest income	$(43)	$84	$49
Foreign exchange contracts	156	91	(22)	Net interest income	92	11	23
Total derivatives designated as cash flow hedges	$(442)	$13	$154		$49	$95	$72

Derivatives designated as net investment hedges:
Foreign exchange contracts	$291	$272	$(250)	Gains (Losses) related to investment securities, net	$—	$—	$—
Total derivatives designated as net investment hedges	291	272	(250)		—	—	—
Total	$(151)	$285	$(96)		$49	$95	$72
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of December 31, 2022 totaled approximately $3.06 billion, against which we provided $1.38 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2022, the maximum additional collateral we would be required to post to our counterparties is approximately $1.68 billion.
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
As of December 31, 2022 and 2021, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $8.14 billion and $1.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $3.63 billion and nil, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$26,186	$(15,224)	$10,962	$—	$10,962
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(3,298)	(3,298)	(1,717)	(5,015)
Total derivatives	26,186	(18,522)	7,664	(1,717)	5,947
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	125,797	(104,093)	21,704	(20,960)	744
Total derivatives and other financial instruments	$151,983	$(122,615)	$29,368	$(22,677)	$6,691
State Street Corporation | 158

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2021
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,185	$(9,113)	$6,072	$—	$6,072
Interest rate contracts(6)	2	—	2	—	2
Cash collateral and securities netting	NA	(1,966)	(1,966)	(723)	(2,689)
Total derivatives	15,187	(11,079)	4,108	(723)	3,385
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	102,375	(77,063)	25,312	(25,096)	216
Total derivatives and other financial instruments	$117,562	$(88,142)	$29,420	$(25,819)	$3,601

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
(7) Included in the $21.70 billion as of December 31, 2022 were $5.21 billion of resale agreements and $16.49 billion of collateral provided related to securities borrowing. Included in the $25.31 billion as of December 31, 2021 were $3.01 billion of resale agreements and $22.30 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,749	$(15,224)	$10,525	$—	$10,525
Interest rate contracts(6)	1	—	1	—	1
Other derivative contracts	216	—	216	—	216
Cash collateral and securities netting	NA	(2,727)	(2,727)	(908)	(3,635)
Total derivatives	25,966	(17,951)	8,015	(908)	7,107
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	111,653	(104,093)	7,560	(6,433)	1,127
Total derivatives and other financial instruments	$137,619	$(122,044)	$15,575	$(7,341)	$8,234
State Street Corporation | 159

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2021
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,825	$(9,113)	$6,712	$—	$6,712
Interest rate contracts(6)	—	—	—	—	—
Other derivative contracts	301	—	301	—	301
Cash collateral and securities netting	NA	(1,282)	(1,282)	(989)	(2,271)
Total derivatives	16,126	(10,395)	5,731	(989)	4,742
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	82,674	(77,063)	5,611	(4,066)	1,545
Total derivatives and other financial instruments	$98,800	$(87,458)	$11,342	$(5,055)	$6,287

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
(7) Included in the $7.56 billion as of December 31, 2022 were $1.18 billion of repurchase agreements and $6.38 billion of collateral received related to securities lending transactions. Included in the $5.61 billion as of December 31, 2021 were $1.57 billion of repurchase agreements and $4.04 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2022					As of December 31, 2021
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$100,899	$—	$200	$—	$101,099	$75,266	$—	$—	$—	$75,266
Non-US sovereign debt	702	—	—	—	702	—	—	—	—	—
Total	101,601	—	200	—	101,801	75,266	—	—	—	75,266
Securities lending transactions:
US Treasury and agency securities	44	—	—	—	44	—	—	—	—	—
Corporate debt securities	67	—	—	—	67	92	—	—	—	92
Equity securities	4,509	—	—	1,606	6,115	5,964	24	11	1,316	7,315
Other(1)	3,626	—	—	—	3,626	1	—	—	—	1
Total	8,246	—	—	1,606	9,852	6,057	24	11	1,316	7,408
Gross amount of recognized liabilities for repurchase agreements and securities lending	$109,847	$—	$200	$1,606	$111,653	$81,323	$24	$11	$1,316	$82,674

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated:

(In millions)	December 31, 2022	December 31, 2021
Commitments:
Unfunded credit facilities	$31,208	$33,026
Guarantees(1):
Indemnified securities financing	$348,924	$385,740
Standby letters of credit	$2,125	$3,237

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
As of December 31, 2022, approximately 77% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2022	December 31, 2021
Fair value of indemnified securities financing	$348,924	$385,740
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	366,895	404,121
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	54,114	61,560
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	57,903	67,014
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2022 and 2021, we had approximately $16.49 billion and $22.30 billion, respectively, of collateral provided and approximately $6.38 billion and $4.04 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. At December 31, 2022 and 2021, we did not record any liabilities under these arrangements.
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
As of December 31, 2022, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $17 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2022, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $285 million as of December 31, 2022 increased from $252 million as of December 31, 2021.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of December 31, 2022 for potential tax exposures.
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
Tax-Exempt Investment Program
Prior to 2022, in the normal course of business, we structured and sold certificated interests in pools of tax-exempt investment grade assets, principally to our mutual fund clients. We structured these pools as partnership trusts, and the assets and liabilities of the trusts were recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings.
In November 2021, all certificated interests issued by the trust were repaid, and subsequently, no further certificated interests have been issued.
Under separate legal agreements, we provided liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of both December 31, 2022 and 2021, we had no commitments related to the trusts.
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
As of both December 31, 2022 and 2021, we had no consolidated funds. As of December 31, 2022 and 2021, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $15 million and $17 million as of December 31, 2022 and 2021, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
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
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of December 31, 2022 and 2021, our potential maximum loss exposure related to these unconsolidated entities totaled $1.60 billion and $1.69 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
Note 15.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2022:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2022 (In millions)	Redemption Date(2)
Series D(3)	February 2014	30,000,000	1/4,000th	100,000	25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(4)(5)	May 2015	250,000	1/100th	100,000	1,000	5.25% to but excluding September 15, 2020, then a floating rate equal to the three-month LIBOR plus 3.597%, or 8.366% effective December 15, 2022	Quarterly	247	September 15, 2020
Series G(6)	April 2016	20,000,000	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H(7)	September 2018	500,000	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
(3) The dividend rate for the floating rate period of the Series D preferred stock that begins on March 15, 2024 and all subsequent floating rate periods will transition to a new, fixed rate in accordance with the LIBOR Act and the contractual terms of the Series D preferred stock.
(4) Series F preferred stock is redeemable on September 15, 2020 and on each succeeding dividend payment date.
(5) In accordance with the LIBOR Act, the benchmark interest rate used to calculate the dividend rate of the Series F preferred stock issued and outstanding will transition from LIBOR to CME Term SOFR, plus 0.26161%, beginning with the September 15, 2023 dividend period.
(6) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
(7) In accordance with the LIBOR Act, the benchmark interest rate to be used to calculate the dividend rate during the floating rate period of the Series H preferred stock that begins on December 15, 2023 will transition from LIBOR to CME Term SOFR, plus 0.26161%.
State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 15, 2021, we redeemed an aggregate of $500 million, or 5,000 of the 7,500 outstanding shares of our non-cumulative perpetual preferred stock, Series F, for cash at a redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2022			2021
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$5,900	$1.48	$44	$5,900	$1.48	$44
Series F	5,208	52.08	13	3,808	38.08	15
Series G	5,352	1.32	27	5,352	1.32	27
Series H	5,625	56.25	28	5,625	56.25	28
Total			$112			$114
In February 2023, we declared dividends on our series D, F, and G preferred stock of approximately $1,475, $2,092, and $1,338, respectively, per share, or approximately $0.37, $20.92, and $0.33, respectively, per depositary share. These dividends total approximately $11 million, $5 million, and $7 million on our series D, F, and G preferred stock, respectively, which will be paid in March 2023.
Common Stock
In July 2021, our Board approved a share repurchase program authorizing the repurchase of up to $3.0 billion of our common stock through the end of 2022. We did not repurchase any common stock during the first three quarters of 2022. In October 2022, we resumed our share repurchases and purchased $1.5 billion of our common stock in the fourth quarter of 2022 under the 2021 Program. In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023.
The table below presents the activity under our common share repurchase program for the period indicated:

	Years Ended December 31,
	2022
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2021 Program	19.5	$76.81	$1,500
The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2022		2021
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.40	$871	$2.18	$779
State Street Corporation | 166

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2019	$(70)	$407	$(187)	$(1,072)	$46	$(876)
Other comprehensive income (loss) before reclassifications	179	439	—	738	(250)	1,106
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(52)	—	9	—	—	(43)
Other comprehensive income (loss)	127	439	9	738	(250)	1,063
Balance as of December 31, 2020	$57	$846	$(178)	$(334)	$(204)	$187
Other comprehensive income (loss) before reclassifications	11	(854)	1	(685)	272	(1,255)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(70)	(42)	47	—	—	(65)
Other comprehensive income (loss)	(59)	(896)	48	(685)	272	(1,320)
Balance as of December 31, 2021	$(2)	$(50)	$(130)	$(1,019)	$68	$(1,133)
Other comprehensive income (loss) before reclassifications	(321)	(1,937)	(1)	(732)	291	(2,700)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(36)	170	(12)	—	—	122
Other comprehensive income (loss)	(357)	(1,767)	(13)	(732)	291	(2,578)
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)

(1) Includes after-tax net unamortized unrealized gains (losses) related to AFS investment securities that have been transferred to HTM of ($749) million, $31 million and $55 million as of December 31, 2022, 2021 and 2020, respectively.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
(In millions)	Amounts Reclassified into Earnings			Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $1, ($15) and $0 respectively	$1	$(42)	$—	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $96 in 2022	169	—	—	Net interest income
Cash flow hedges:
(Gains) losses reclassified from accumulated other comprehensive income into income, net of related taxes of ($13), ($25) and ($20) respectively	(36)	(70)	(52)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $($1), $16 and $3 respectively	(12)	47	9	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$122	$(65)	$(43)
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
State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2022, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2022 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches December 31, 2021	Basel III Standardized Approach December 31, 2021
Common shareholders' equity:
Common stock and related surplus			$11,234	$11,234	$11,291	$11,291	$13,033	$13,033	$13,047	$13,047
Retained earnings			27,028	27,028	25,238	25,238	16,975	16,975	15,700	15,700
Accumulated other comprehensive income (loss)			(3,711)	(3,711)	(1,133)	(1,133)	(3,428)	(3,428)	(926)	(926)
Treasury stock, at cost			(11,336)	(11,336)	(10,009)	(10,009)	—	—	—	—
Total			23,215	23,215	25,387	25,387	26,580	26,580	27,821	27,821
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,545)	(8,545)	(8,935)	(8,935)	(8,288)	(8,288)	(8,667)	(8,667)
Other adjustments(1)			(123)	(123)	(505)	(505)	(19)	(19)	(309)	(309)
Common equity tier 1 capital			14,547	14,547	15,947	15,947	18,273	18,273	18,845	18,845
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,523	16,523	17,923	17,923	18,273	18,273	18,845	18,845
Qualifying subordinated long-term debt			1,376	1,376	1,588	1,588	542	542	752	752
Allowance for credit losses			—	120	—	108	—	120	—	108
Total capital			$17,899	$18,019	$19,511	$19,619	$18,815	$18,935	$19,597	$19,705
Risk-weighted assets:
Credit risk(2)			$61,108	$105,739	$63,735	$109,554	$54,675	$104,184	$57,405	$106,405
Operational risk(3)			42,763	NA	45,550	NA	42,325	NA	42,813	NA
Market risk			1,488	1,488	2,113	2,113	1,488	1,488	2,113	2,113
Total risk-weighted assets			$105,359	$107,227	$111,398	$111,667	$98,488	$105,672	$102,331	$108,518
Adjusted quarterly average assets			$275,678	$275,678	$293,567	$293,567	$273,220	$273,220	$290,403	$290,403

Capital Ratios:	2022 Minimum Requirements(4)	2021 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.8%	13.6%	14.3%	14.3%	18.6%	17.3%	18.4%	17.4%
Tier 1 capital	9.5	9.5	15.7	15.4	16.1	16.1	18.6	17.3	18.4	17.4
Total capital	11.5	11.5	17.0	16.8	17.5	17.6	19.1	17.9	19.2	18.2
Tier 1 leverage(5)	4.0	4.0	6.0	6.0	6.1	6.1	6.7	6.7	6.5	6.5

(1) Other adjustments within CET1 capital include accumulated other comprehensive income (loss) on cash flow hedges that are not recognized at fair value on the balance sheet, the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, and other required credit risk-based deductions.
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
NA Not applicable
State Street Corporation | 168

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2022	2021	2020
Interest income:
Interest-bearing deposits with banks	$842	$(15)	$76
Investment securities:
Investment securities available-for-sale	724	572	748
Investment securities held-to-maturity	979	665	829
Investment securities purchased under money market liquidity facility	—	4	117
Total Investment securities	1,703	1,241	1,694
Securities purchased under resale agreements	188	27	126
Loans	972	638	624
Other interest-earning assets	383	17	55
Total interest income	4,088	1,908	2,575
Interest expense:
Interest-bearing deposits	967	(263)	(117)
Short term borrowings under money market liquidity facility	—	4	101
Securities sold under repurchase agreements	14	—	4
Other short-term borrowings	26	2	17
Long-term debt	376	219	312
Other interest-bearing liabilities	161	41	58
Total interest expense	1,544	3	375
Net interest income	$2,544	$1,905	$2,200
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
The 2017 Stock Incentive Plan, or 2017 Plan, was approved by shareholders in May 2017 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 8.3 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2022, a total of 20.8 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan. As of December 31, 2022, a cumulative total of 18.7 million shares have been awarded under the 2017 Plan, compared to cumulative totals of 15.2 million shares and 11.3 million shares as of December 31, 2021 and 2020, respectively.
The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2022, 4.5 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2022, a total of 14.9 million shares were available for future issuance under the 2017 Plan.
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
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $240 million, $259 million and $240 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such expense for 2022, 2021 and 2020 excluded an expense of $21 million, a release of $5 million and an expense of $29 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the years ended December 31, 2022, 2021 and 2020, no stock appreciation rights were exercised. As of December 31, 2022, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2020	5,686	$69.70
Granted	3,136	69.48
Vested	(2,801)	73.70
Forfeited	(244)	68.77
Outstanding as of December 31, 2021	5,777	67.55
Granted	2,841	81.37
Vested	(3,035)	71.46
Forfeited	(304)	70.96
Outstanding as of December 31, 2022	5,279	72.43
The total fair value of deferred stock awards vested for the years ended December 31, 2022, 2021 and 2020, based on the weighted average grant date fair value in each respective year, was $217 million, $206 million and $210 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $203 million, which is expected to be recognized over a weighted-average period of 2.5 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2020	2,517	$68.42
Granted	802	61.87
Forfeited	(14)	57.66
Paid out	(716)	78.94
Outstanding as of December 31, 2021	2,589	63.54
Granted	684	81.86
Forfeited	(23)	72.91
Paid out	(954)	62.49
Outstanding as of December 31, 2022	2,296	69.43
The total fair value of performance awards vested for the years ended December 31, 2022, 2021 and 2020, based on the weighted average grant date fair value in each respective year, was $60 million, $57 million and $30 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $24 million, which is expected to be recognized over a weighted-average period of 1.8 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Cash Settled Restricted Stock Awards:
Outstanding as of December 31, 2020	—	$—
Granted	46	69.95
Forfeited	—	—
Paid out	(23)	69.95
Outstanding as of December 31, 2021	23	69.95
Granted	45	85.71
Forfeited	—	—
Paid out	(33)	80.77
Outstanding as of December 31, 2022	35	79.99
State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of cash settled restricted stock awards vested during the year ended December 31, 2022 and 2021, based on the weighted average grant date fair value, was $3 million and $2 million, respectively. As of December 31, 2021, there was no unrecognized compensation cost related to cash settled restricted stock awards.
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
Note 19. Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $21 million, $27 million and $25 million in 2022, 2021 and 2020, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.08 billion, $33 million and $1 million, respectively, as of December 31, 2022 and $1.47 billion, $42 million and $3 million, respectively, as of December 31, 2021. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were overfunded by $28 million and $49 million as of December 31, 2022 and 2021, respectively. The non-qualified supplemental retirement plans were underfunded by $33 million and $42 million as of December 31, 2022 and 2021, respectively. The other post-retirement benefit plans were underfunded by $1 million and $3 million as of December 31, 2022 and 2021, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $171 million, $171 million and $168 million in 2022, 2021 and 2020, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
State Street Corporation | 171

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2022, 2021 and 2020 was $842 million, $859 million and $858 million, respectively.
In the fourth quarter of 2022 we completed a sale leaseback transaction of two owned properties in the United States of America. Under the transaction, land, buildings and building improvements were sold for net proceeds of $27 million. We recognized a gain of $11 million on the sale which is presented within Occupancy expense. The initial term of the subsequent leases is 3 years and they are recognized as operating leases.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2022, we had finance leases for information technology equipment of $167 million recorded in premises and equipment, with the related liability of $176 million recorded in long-term debt, in our consolidated statement of condition. As of December 31, 2021, we had finance leases related to our One Lincoln Street Boston headquarters and information technology equipment of an aggregate net book value of $135 million recorded in premises and equipment, and the related liability of $164 million recorded in long-term debt, in our consolidated statement of condition. In December 2022, modifications were made to our One Lincoln Street Boston lease preparing for its expiration in 2023, resulting in reclassification from a finance lease to an operating lease.
Finance lease right-of-use asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. As of December 31, 2022, accumulated amortization of the finance lease right-of-use asset was $40 million. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2022 and 2021, interest expense related to the finance lease obligation reflected in NII was $6 million and $6 million, respectively.
As of December 31, 2022, an aggregate net book value of $500 million for the operating lease right-of-use assets is recorded in other assets, with the related lease liability of $630 million recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2022, we have an additional operating lease, primarily for office space, that has not yet commenced with approximately $455 million of undiscounted future minimum lease payments. This lease will commence in fiscal year 2023 with 15 year lease term. These future payments relate to the new Boston headquarters lease executed in the first quarter of 2019, replacing the One Lincoln Street Boston property.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2022:

	Years Ended December 31,
(In millions)	2022	2021
Finance lease:
Amortization of right-of-use assets	$50	$27
Interest on lease liabilities	6	6
Total finance lease expense	56	33
Sublease income	(10)	(11)
Net finance lease expense	46	22
Operating lease:
Operating lease expense	130	147
Sublease income	(16)	(18)
Net operating lease expense	114	129
Net lease expense	$160	$151

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$6
Operating cash flows from operating leases	161	198
Financing cash flows from finance leases	58	47
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$88	$69
Finance leases	99	108
State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2022:

(In millions)	Operating Leases	Finance Leases	Total
2023	$189	$50	$239
2024	125	52	177
2025	107	52	159
2026	84	31	115
2027	70	—	70
Thereafter	101	—	101
Total future minimum lease payments	676	185	861
Less imputed interest	(46)	(9)	(55)
Total	$630	$176	$806
The following table presents details related to remaining lease terms and discount rate as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Finance leases	3.5	2.6
Operating leases	5.0	5.8
Weighted-average discount rate:
Finance leases	3%	4%
Operating leases	3%	3%
Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2022	2021	2020
Professional services	$375	$334	$364
Sales advertising and public relations	99	73	77
Regulatory fees and assessments	83	69	61
Securities processing	63	34	41
Bank operations	41	12	18
Donations	27	2	20
Other	387	372	384
Total other expenses	$1,075	$896	$965
Acquisition and Restructuring Costs
We recorded approximately $65 million and $13 million, in 2022 and 2021, respectively, of acquisition costs related to the BBH Investor Services acquisition transaction we are no longer pursuing. In addition, in 2021, we also recorded approximately $52 million of acquisition costs related to our 2018 acquisition of CRD for which starting in 2022, we no longer distinguished certain costs as acquisition costs.
Repositioning Charges
In 2022, we recorded repositioning charges of $78 million, consisting of $50 million of compensation and benefits expenses primarily related to streamlining the Investment Services organization, $20 million of occupancy charges related to real estate footprint optimization and $8 million of BBH-related repositioning charges. The BBH-related repositioning charges were recognized in acquisition and restructuring expenses.
In 2021, we recorded a net repositioning benefit of $3 million, including $32 million release of previously accrued severance charges, primarily due to higher attrition and redeployment rates during the COVID-19 pandemic, partially offset by $29 million of occupancy charges related to footprint optimization.
The following table presents aggregate activity for repositioning charges and activity related to previous Beacon restructuring charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2019	$190	$7	$1	$198
Accruals for Beacon	(4)	—	—	(4)
Accruals for Repositioning Charges	82	51	—	133
Payments and Other Adjustments	(78)	(52)	(1)	(131)
Accrual Balance at December 31, 2020	190	6	—	196
Accruals for Beacon	(1)	—	—	(1)
Accruals for Repositioning Charges	(32)	29	—	(3)
Payments and Other Adjustments	(89)	(29)	—	(118)
Accrual Balance at December 31, 2021	68	6	—	74
Accruals for Repositioning Charges	58	20	—	78
Payments and Other Adjustments	(43)	(21)	—	(64)
Accrual Balance at December 31, 2022	$83	$5	$—	$88

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
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2022	2021	2020
Current:
Federal	$161	$172	$241
State	112	142	122
Non-U.S.	342	326	310
Total current expense	615	640	673
Deferred:
Federal	(16)	(98)	(168)
State	(2)	(61)	5
Non-U.S.	(44)	(3)	(31)
Total deferred expense (benefit)	(62)	(162)	(194)
Total income tax expense (benefit)	$553	$478	$479
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	3.1	2.2	3.8
Tax-exempt income	(1.0)	(1.1)	(1.3)
Business tax credits(1)	(4.0)	(4.1)	(5.1)
Foreign tax differential	—	0.1	(0.8)
Foreign tax credit (benefits)/ limitations(2)	(0.1)	(1.9)	(0.9)
Change in Valuation Allowance	(2.0)	—	—
Other, net	(0.4)	(1.1)	(0.2)
Effective tax rate	16.6%	15.1%	16.5%

(1) Business tax credits include low-income housing, production and investment tax credits.
(2) Foreign tax credit (benefits)/limitations includes the period expense for global intangible low-taxed income (GILTI).
Undistributed indefinitely reinvested earnings of certain foreign subsidiaries amounted to approximately $6.6 billion at December 31, 2022. As a result, no provision has been recorded for state and local or foreign withholding income taxes. If a distribution were to occur, we would be subject to state, local and to foreign withholding tax. It is expected that any distribution will be exempt from federal income tax. Although the foreign withholding tax is generally creditable against U.S. federal income tax, certain credit utilization limitations may result in a net cost.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2022	2021
Deferred tax assets:
Other amortizable assets	$267	$323
Tax credit carryforwards	530	526
Lease obligations	198	217
Deferred compensation	127	158
Restructuring charges and other reserves	118	88
NOL and other carryforwards	152	118
Pension plan	18	28
Foreign currency translation	74	16
Unrealized losses on investment securities, net	750	17
Total deferred tax assets	2,234	1,491
Valuation allowance for deferred tax assets	(160)	(250)
Deferred tax assets, net of valuation allowance	$2,074	$1,241
Deferred tax liabilities:
Fixed and intangible assets	$597	$601
Investment basis differences	188	200
Right-of-use Assets	163	172
Other	21	58
Total deferred tax liabilities	$969	$1,031
The table below summarizes the deferred tax assets and related valuation allowances recognized as of December 31, 2022:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$267	$(93)	None
Tax credits	530	—	2033-2042
NOLs - Non-U.S.	127	(48)	2026-2042, None
NOLs - U.S.	22	(16)	2023-2041, None
Other carryforwards	3	(3)	None
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
At December 31, 2022, 2021 and 2020, the gross unrecognized tax benefits, excluding interest, were $285 million, $252 million and $308 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $272 million, $243 million and $294 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2022	2021	2020
Beginning balance	$252	$308	$149
Decrease related to agreements with tax authorities	(4)	(130)	—
Increase related to tax positions taken during current year	48	50	47
Increase related to tax positions taken during prior years	8	42	137
Decreases related to a lapse of the applicable statute of limitations	(19)	(18)	(25)
Ending balance	$285	$252	$308
It is reasonably possible that of the $285 million of unrecognized tax benefits as of December 31, 2022, up to $63 million could decrease within the next 12 months due to agreements with tax authorities and the expiration of statutes of limitations. Management believes that we have sufficient accrued liabilities as of December 31, 2022 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $8 million, $6 million and $6 million in 2022, 2021 and 2020, respectively. Total accrued interest and penalties were approximately $15 million, $9 million and $14 million as of December 31, 2022, 2021 and 2020, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Net income	$2,774	$2,693	$2,420
Less:
Preferred stock dividends	(112)	(119)	(162)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)	(1)
Net income available to common shareholders	$2,660	$2,572	$2,257
Average common shares outstanding (In thousands):
Basic average common shares	365,214	352,565	352,865
Effect of dilutive securities: equity-based awards	4,895	5,397	4,241
Diluted average common shares	370,109	357,962	357,106
Anti-dilutive securities(2)	866	3	1,066
Earnings per common share:
Basic	$7.28	$7.30	$6.40
Diluted(3)	7.19	7.19	6.32

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
Investment Servicing, through State Street Investment Services, State Street Global MarketsSM, State Street Alpha, and State Street Digital, we provide investment services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include: back office products such as custody, accounting, regulatory reporting, investor services, performance and analytics; middle office products such as IBOR, transaction management, loans, cash, derivatives and collateral services, record keeping, client reporting and investment analytics; foreign exchange, brokerage and other trading services; securities finance and enhanced custody products; deposit and short-term investment
State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; and financial data management to support institutional investors.
Included within our Investment Servicing line of business is the Charles River Investment Management Solution, a technology offering which is designed to automate and simplify the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout. With the acquisition of CRD in 2018, we took the first step in building our front-to-back platform, State Street Alpha. In 2021, we further expanded State Street Alpha's technology offering with the acquisition of Mercatus, Inc., enabling the launch of Alpha for Private Markets. Today our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers.
In 2021, we established State Street Digital to focus on the development of services related to digital assets and related technologies, such as blockchain, tokenization, cryptocurrency, and central bank digital currency, including the evolution of a new integrated business and digital operating model designed to support primarily our institutional clients' digital investment cycle.
Investment Management provides a broad range of investment management strategies and products for our clients through State Street Global Advisors. Our investment management strategies and products for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies span the risk/reward spectrum of these investment products. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution products, and Global Fiduciary Solutions. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand.
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
Our servicing and management fee revenue from the Investment Servicing and Investment Management business lines, including foreign exchange trading services and securities finance activities, represents approximately 70% to 80% of our consolidated total revenue. The remaining 20% to 30% is composed of software and processing fees, including front office software and data and lending related and other fees, as well as NII, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
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
The following is a summary of our line of business results "Other" column for the periods indicated.

	Years Ended December 31,
	Other
(Dollars in millions)	2022	2021	2020
Fee revenue	$23	$—	$—
Other Income	—	111	—
Net repositioning charges	(70)	3	(133)
Net acquisition and restructuring costs	(65)	(65)	(50)
Legal and related expenses	—	(18)	9
Deferred incentive compensation expense acceleration	—	(147)	—
Other expenses	(10)	(35)	—
Total	$(122)	$(151)	$(174)
State Street Corporation | 176

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, including repositioning charges, employee costs, acquisition costs, revenue-related recoveries and certain legal accruals. In addition, the acceleration of deferred compensation of $147 million in 2021 was not allocated to our two lines of business. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines of business in 2022.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Servicing fees	$5,087	$5,531	$5,157	$—	$—	$—	$—	$—	$—	$5,087	$5,531	$5,157
Management fees	—	—	—	1,939	2,053	1,880	—	—	—	1,939	2,053	1,880
Foreign exchange trading services	1,271	1,149	1,299	82	62	64	23	—	—	1,376	1,211	1,363
Securities finance	397	402	342	19	14	14	—	—	—	416	416	356
Software and processing fees	789	738	685	—	—	—	—	—	—	789	738	685
Other fee revenue(1)	46	59	31	(47)	4	27		—	—	(1)	63	58
Total fee revenue	7,590	7,879	7,514	1,993	2,133	1,985	23	—	—	9,606	10,012	9,499
Net interest income	2,551	1,919	2,211	(7)	(14)	(11)	—	—	—	2,544	1,905	2,200
Total other income	(2)	(1)	4	—	—	—	—	111	—	(2)	110	4
Total revenue	10,139	9,797	9,729	1,986	2,119	1,974	23	111	—	12,148	12,027	11,703
Provision for credit losses	20	(33)	88	—	—	—	—	—	—	20	(33)	88
Total expenses	7,260	7,182	7,071	1,396	1,445	1,471	145	262	174	8,801	8,889	8,716
Income before income tax expense	$2,859	$2,648	$2,570	$590	$674	$503	$(122)	$(151)	$(174)	$3,327	$3,171	$2,899
Pre-tax margin	28%	27%	26%	30%	32%	25%				27%	26%	25%

Average assets (in billions)	$283.2	$296.5	$266.4	$3.2	$3.2	$2.9				$286.4	$299.7	$269.3

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
Contract durations may vary from short- to long- term or may be open ended. Termination notice periods are in line with general market practice and typically do not include termination penalties. Therefore, for substantially all of our revenues, the duration of the contract and the enforceable rights and obligations do not extend beyond the services that are performed daily or at the transaction level. In instances where we have substantive termination penalties, the duration of the contract may extend through the date of substantive termination penalties.
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

	Year Ended December 31, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$5,087	$—	$5,087	$—	$—	$—	$—	$—	$—	$5,087
Management fees	—	—	—	1,939	—	1,939	—	—	—	1,939
Foreign exchange trading services	363	908	1,271	82	—	82	—	23	23	1,376
Securities finance	233	164	397	—	19	19	—	—	—	416
Software and processing fees	599	190	789	—	—	—	—	—	—	789
Other fee revenue	—	46	46		(47)	(47)	—	—	—	(1)
Total fee revenue	6,282	1,308	7,590	2,021	(28)	1,993	—	23	23	9,606
Net interest income	—	2,551	2,551	—	(7)	(7)	—	—	—	2,544
Total other income	—	(2)	(2)	—	—	—	—	—	—	(2)
Total revenue	$6,282	$3,857	$10,139	$2,021	$(35)	$1,986	$—	$23	$23	$12,148

	Year Ended December 31, 2021
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2021
Servicing fees	$5,531	$—	$5,531	$—	$—	$—	$—	$—	$—	$5,531
Management fees	—	—	—	2,053	—	2,053	—	—	—	2,053
Foreign exchange trading services	342	807	1,149	62	—	62	—	—	—	1,211
Securities finance	235	167	402	—	14	14	—	—	—	416
Software and processing fees	535	203	738	—	—	—	—	—	—	738
Other fee revenue	—	59	59	—	4	4	—	—	—	63
Total fee revenue	6,643	1,236	7,879	2,115	18	2,133	—	—	—	10,012
Net interest income	—	1,919	1,919	—	(14)	(14)	—	—	—	1,905
Total other income	—	(1)	(1)	—	—	—	—	111	111	110
Total revenue	$6,643	$3,154	$9,797	$2,115	$4	$2,119	$—	$111	$111	$12,027

	Year Ended December 31, 2020
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2020
Servicing fees	$5,157	$—	$5,157	$—	$—	$—	$—	$—	$—	$5,157
Management fees	—	—	—	1,880	—	1,880	—	—	—	1,880
Foreign exchange trading services	377	922	1,299	64	—	64	—	—	—	1,363
Securities finance	225	117	342	—	14	14	—	—	—	356
Software and processing fees	496	189	685	—	—	—	—	—	—	685
Other fee revenue	—	31	31	—	27	27	—	—	—	58
Total fee revenue	6,255	1,259	7,514	1,944	41	1,985	—	—	—	9,499
Net interest income	—	2,211	2,211	—	(11)	(11)	—	—	—	2,200
Total other income	—	4	4	—	—	—	—	—	—	4
Total revenue	$6,255	$3,474	$9,729	$1,944	$30	$1,974	$—	$—	$—	$11,703
Contract balances and contract costs
As of December 31, 2022 and 2021, net receivables of $2.63 billion and $2.76 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $138 million and $130 million of deferred revenue as of December 31, 2022 and 2021, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated
State Street Corporation | 179

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statement of condition. In 2022, we recognized revenue of $109 million relating to deferred revenue as of December 31, 2021.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.4 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2022			2021			2020
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,170	$6,978	$12,148	$5,397	$6,630	$12,027	$5,177	$6,526	$11,703
Income before income tax expense	1,358	1,969	3,327	1,590	1,581	3,171	1,326	1,573	2,899

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $96.34 billion and $102.61 billion as of December 31, 2022 and 2021, respectively.
Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash dividends from consolidated banking subsidiary	$1,500	$—	$2,721
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	198	170	118
Other, net	69	49	92
Total revenue	1,767	219	2,931
Interest expense	426	239	324
Other expenses	93	315	172
Total expenses	519	554	496
Income tax (benefit)	(121)	(153)	(109)
Income (Loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	1,369	(182)	2,544
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,275	2,657	(277)
Consolidated non-banking subsidiaries and unconsolidated entities	130	218	153
Net income	$2,774	$2,693	$2,420
State Street Corporation | 180

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Condition - Parent Company

	As of December 31,
(In millions)	2022	2021
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$460	$482
Trading account assets	425	440
Investment securities available-for-sale	260	150
Investments in subsidiaries:
Consolidated banking subsidiary	26,579	27,821
Consolidated non-banking subsidiaries	9,151	9,060
Unconsolidated entities	121	122
Notes and other receivables from:
Consolidated banking subsidiary	—	80
Consolidated non-banking subsidiaries and unconsolidated entities	3,512	5,029
Other assets	205	256
Total assets	$40,713	$43,440
Liabilities:
Notes and other payables to:
Consolidated banking subsidiary	$22	$—
Consolidated non-banking subsidiaries and unconsolidated entities	214	2,303
Accrued expenses and other liabilities	509	523
Long-term debt	14,777	13,250
Total liabilities	15,522	16,076
Shareholders’ equity	25,191	27,364
Total liabilities and shareholders’ equity	$40,713	$43,440
Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$1,608	$(116)	$3,513
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	22	10	(64)
Proceeds from sales and maturities of available-for-sale securities	780	525	1,000
Purchases of available-for-sale securities	(886)	(575)	(849)
Investments in consolidated banking and non-banking subsidiaries	(16,252)	(6,288)	(7,406)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	15,092	7,006	4,999
Net cash (used in) provided by investing activities	(1,244)	678	(2,320)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	3,731	1,343	2,489
Payments for long-term debt	(1,500)	(1,500)	(1,700)
Payments for redemption of preferred stock	—	(500)	(500)
Proceeds from issuance of common stock, net of issuance costs	—	1,900	—
Repurchases of common stock	(1,500)	(900)	(515)
Repurchases of common stock for employee tax withholding	(123)	(39)	(78)
Payments for cash dividends	(972)	(866)	(889)
Net cash (used in) financing activities	(364)	(562)	(1,193)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
Note 28. Subsequent Events
On January 26, 2023, we issued $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026 and $750 million aggregate principal amount of 4.821% fixed-to-floating rate senior notes due 2034.
State Street Corporation | 181

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2022			2021			2020
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$28,415	$563	1.98%	$28,584	$41	.14%	$30,866	$101	.33%
Interest-bearing deposits with non-U.S. banks	48,083	279	.58	61,412	(56)	(.09)	45,722	(25)	(.06)
Securities purchased under resale agreements	2,116	188	8.88	4,193	27	.63	3,452	126	3.64
Trading account assets	721	—	.01	752	—	.01	878	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	73,261	1,126	1.54	66,195	873	1.32	60,816	1,174	1.93
State and political subdivisions(1)	1,053	33	3.15	1,451	44	3.06	1,717	51	2.95
Other investments	37,615	553	1.47	43,770	331	.76	38,459	366	.95
Investment securities held-to-maturity purchased under money market liquidity facility	—	—	—	314	4	1.35	8,183	117	1.43
Loans	35,117	973	2.77	31,009	640	2.07	27,525	627	2.28
Other interest-earning assets	20,850	383	1.84	22,355	17	.08	11,256	55	.49
Total interest-earning assets(1)	247,231	4,098	1.66	260,035	1,921	0.74	228,874	2,592	1.13
Cash and due from banks	3,652			5,057			3,849
Other assets	35,547			34,651			36,611
Total assets	$286,430			$299,743			$269,334

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$524	$23	—%	$—	$—	—%	$7,114	$23	.32%
Savings	97,728	864	.88	104,848	10	.01	80,330	91	.11
Non-U.S.	76,842	80	.10	82,126	(273)	(.33)	68,806	(231)	.34
Total interest-bearing deposits	175,094	967	.55	186,974	(263)	(.14)	156,250	(117)	.51
Securities sold under repurchase agreements	3,633	14	.39	667	—	—	2,615	4	.14
Short-term borrowings under money market liquidity facility	—	—	—	315	4	1.21	8,207	101	1.22
Other short-term borrowings	1,188	26	2.18	788	2	.21	2,226	18	.78
Long-term debt	14,132	376	2.66	13,383	219	1.64	14,371	312	2.17
Other interest-bearing liabilities	2,725	161	5.91	5,486	41	.75	3,176	57	1.82
Total interest-bearing liabilities	196,772	1,544	.78	207,613	3	—	186,845	375	.20
Non-interest-bearing deposits:
Special time	—			—			7,196
Demand	46,730			47,747			29,187
Non-U.S.(2)	1,050			683			592
Other liabilities	15,992			17,615			20,464
Shareholders’ equity	25,886			26,085			25,050
Total liabilities and shareholders’ equity	$286,430			$299,743			$269,334
Net interest income, fully taxable-equivalent basis		$2,554			$1,918			$2,217
Excess of rate earned over rate paid			.87%			.74%			.93%
Net interest margin(3)			1.03			.74			.97

(1) Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 21% for periods ending in 2022, 2021 and 2020, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $10 million, $13 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).
(2) Non-U.S. non-interest-bearing deposits were $2.30 billion, $968 million and $784 million as of December 31, 2022, 2021 and 2020, respectively.
(3) NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.
State Street Corporation | 182

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

Years Ended December 31,	2022 Compared to 2021			2021 Compared to 2020
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$—	$522	$522	$(8)	$(52)	$(60)
Interest-bearing deposits with non-U.S. banks	12	323	335	(9)	(22)	(31)
Securities purchased under resale agreements	(13)	174	161	27	(126)	(99)
Trading account assets	—	—	—	—	—	—
Investment securities:
U.S. Treasury and federal agencies	93	160	253	104	(405)	(301)
State and political subdivisions	(12)	1	(11)	(8)	1	(7)
Other investments	(47)	269	222	50	(85)	(35)
Investment securities held-to-maturity purchased under money market liquidity facility	(4)	—	(4)	(113)	—	(113)
Loans	85	248	333	79	(66)	13
Other interest-earning assets	(1)	367	366	54	(92)	(38)
Total interest-earning assets	113	2,064	2,177	176	(847)	(671)
Interest expense related to:
Deposits:
Time	—	23	23	(23)	—	(23)
Savings	(1)	855	854	28	(109)	(81)
Non-U.S.	17	336	353	(45)	3	(42)
Securities sold under repurchase agreements	—	14	14	(3)	(1)	(4)
Short-term borrowings under money market liquidity facility	(4)	—	(4)	(96)	(1)	(97)
Other short-term borrowings	1	23	24	(11)	(5)	(16)
Long-term debt	12	145	157	(21)	(72)	(93)
Other interest-bearing liabilities	(21)	141	120	42	(58)	(16)
Total interest-bearing liabilities	4	1,537	1,541	(129)	(243)	(372)
Net interest income	$109	$527	$636	$305	$(604)	$(299)

State Street Corporation | 183

ACRONYMS

ABS	Asset-backed securities	IDI	Insured Depository Institution
AFS	Available-for-sale	LCR(1)	Liquidity coverage ratio
AML	Anti-money laundering	LIHTC	Low income housing tax credits
AOCI	Accumulated other comprehensive income (loss)	LDA model	Loss distribution approach model
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUC/A	Assets under custody and/or administration	LTD	Long-term debt
AUM	Assets under management	MBS	Mortgage-backed securities
BBH	Brown Brothers Harriman & Co	MMLF	Money Market Mutual Fund Liquidity Facility
BCC	Business Conduct Committee	MRAC	Management Risk and Capital Committee
bps	Basis points	MRC	Model Risk Committee
CAP	Capital adequacy process	MRM	Model Risk Management
CCAR	Comprehensive Capital Analysis and Review	MVG	Model Validation Group
CCB	Capital conservation buffer	NII	Net interest income
CECL	Current Expected Credit Loss	NIM	Net interest margin
CET1(1)	Common equity tier 1	NOL	Net Operating Loss
CFTC	Commodity Futures Trading Commission	NSFR(1)	Net stable funding ratio
CLO	Collateralized Loan Obligation	OCC	Office of the Comptroller of the Currency
CMRC	Credit and Market Risk Committee	ORM	Operational risk management
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Over-the-counter
CRD	Charles River Development	PCA	Prompt corrective action
CRO	Chief Risk Officer	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	PD(1)	Probability-of-default
DOJ	Department of Justice	P&L	Profit-and-loss
DOL	Department of Labor	RC	Risk Committee
E&A Committee	Examining and Audit Committee	RWA(1)	Risk-weighted asset
ECB	European Central Bank	SA-CCR	Standardized approach for counterparty credit risk
EEO	Equal Employment Opportunity	SCB	Stress Capital Buffer
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	SIFI	Systemically important financial institutions
ERM	Enterprise Risk Management	SLB	Stress Leverage Buffer
ESG	Environmental, social and governance	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SOFR	Secured Overnight Financing Rate
E.U.	European Union	SPDR	Spider; Standard and Poor's depository receipt
EVE	Economic value of equity	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	TOPS	Technology and Operations Committee
FTE	Fully taxable-equivalent	TORC	Technology and Operational Risk Committee
FSOC	Financial Stability Oversight Council	UCITS	Undertakings for Collective Investments in Transferable Securities
FX	Foreign exchange	U.K.	United Kingdom
GAAP	Generally accepted accounting principles	UOM	Unit of measure
GCR	Global credit review	U.S.	United States of America
GCS	Global Cybersecurity	USD	U.S. dollar
GDPR	General data protection regulation	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA(1)	High-quality liquid assets	WD	Withdrawn
HTM	Held-to-maturity

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

Held-to-maturity investment securities: We classify investments in debt securities as held-to-maturity only if we have the positive intent and ability to hold those securities to maturity. Investments in debt securities classified as held-to-maturity are measured subsequently at amortized cost in the statement of financial condition.

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

On-premises revenue: Revenue derived from locally installed software.

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

Software-enabled revenue: Includes SaaS, maintenance and support revenue, FIX, brokerage, and value-add services.

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

State Street Corporation | 185

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2022, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2022.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2022, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

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
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2022, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 187

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2022 consolidated financial statements of the Corporation and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

State Street Corporation | 188

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before May 1, 2023, referred to as the 2023 Proxy Statement, under the caption "Election of Directors." Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2023 Proxy Statement under the caption "Delinquent Section 16(a) Reports." Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2023 Proxy Statement under the caption "Corporate Governance at State Street." Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11. EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2023 Proxy Statement under the captions "Executive Compensation" and "Non-Management Director Compensation." Such information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2022. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	7,575	(2)	$—	14,892
Equity compensation plans not approved by shareholders	18	(3)	—	—
Total	7,593		—	14,892

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 5,279 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,296 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
(3) Consists of shares subject to deferral.
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
State Street Corporation | 189

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
Stock awards totaling 265,902 shares of common stock were outstanding as of December 31, 2022; awards made through June 30, 2003, totaling 18,324 shares outstanding as of December 31, 2022, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997, 2006 or 2017 Equity Incentive Plan, which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2023 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2023 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2022, 2021 and 2020
Consolidated Statement of Comprehensive Income - Years ended December 31, 2022, 2021 and 2020
Consolidated Statement of Condition - As of December 31, 2022 and 2021
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2022, 2021 and
2020
Consolidated Statement of Cash Flows - Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

State Street Corporation | 190

EXHIBIT INDEX

3.1
Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2018 filed with the SEC on October 31, 2018 and incorporated herein by reference)

3.2	By-laws, as amended (filed as Exhibit 3.1 to State Street's Current Report on Form 8-K (File No.001-07511) filed with the SEC on December 16, 2022 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Exchange Act

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

10.1†
State Street's Executive Supplemental Retirement Plan, as amended and restated, and First, Second and Third Amendments thereto (filed as Exhibit 10.2 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and incorporated herein by reference)

10.2†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2022 filed with the SEC on April 27, 2022 and incorporated herein by reference)

10.3†
State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2022 filed with the SEC on April 27, 2022 and incorporated herein by reference)

10.4†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended (filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.5†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.6†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2021, as amended (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2020 filed with the SEC on July 27, 2020 and incorporated herein by reference)

State Street Corporation | 191

10.7
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.8
Deferred Prosecution Agreement dated May 13, 2021 between State Street Corporation and the Office of the United States Attorney for the District of Massachusetts (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 14, 2021 and incorporated herein by reference)

10.9†
Description of compensation arrangements for non-employee directors filed as Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2022 filed with the SEC on July 28, 2022 and incorporated herein by reference)

10.10†
State Street’s Executive Compensation Trust Agreement dated June 1, 2002 (Rabbi Trust), as amended (filed as Exhibit 10.22 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.11A†
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
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12†
Form of employment agreement for executive officers in the United States and Hong Kong (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 and incorporated herein by reference)

10.13†
Employment Letter Agreements entered into with Andrew Erickson dated August 21, 2012, November 19, 2012, and May 25, 2016 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2018 filed with the SEC on May 3, 2018 and incorporated herein by reference)

10.14†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.15†
Francisco Aristeguieta Employment Letter Agreement dated June 22, 2021 and Confidentiality, Intellectual Property and Restrictive Covenant Protective Agreement dated July 15, 2019 (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2021 filed with the SEC on July 23, 2021 and incorporated herein by reference)

10.16†
Francisco Aristeguieta Transition and Separation Agreement dated May 9, 2022 (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2022 filed with the SEC on July 28, 2022 and incorporated herein by reference)

10.17†	State Street Corporation Incentive Compensation Program, Effective January 1, 2022

State Street Corporation | 192

10.18†
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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2022, 2021 and 2020, (ii) consolidated statement of comprehensive income for the years ended December 31, 2022, 2021 and 2020, (iii) consolidated statement of condition as of December 31, 2022 and 2021, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2022, 2021 and 2020, (v) consolidated statement of cash flows for the years ended December 31, 2022, 2021 and 2020, and (vi) notes to consolidated financial statements.

State Street Corporation | 193

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 16, 2023, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Vice Chairman and Chief Financial Officer

By	/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2023 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O'HANLEY	/s/ ERIC W. ABOAF
RONALD P. O'HANLEY,	ERIC W. ABOAF,
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer

/s/ IAN W. APPLEYARD
IAN W. APPLEYARD,
Executive Vice President, Global Controller and Chief Accounting Officer
DIRECTORS:

/s/ MARIE A. CHANDOHA	/s/ RONALD P. O'HANLEY
MARIE A. CHANDOHA	RONALD P. O'HANLEY

/s/ PATRICK de SAINT-AIGNAN	/s/ SEAN P. O'SULLIVAN
PATRICK de SAINT-AIGNAN	SEAN P. O'SULLIVAN

/s/ DONNALEE A. DEMAIO	/s/ JULIO A. PORTALATIN
DONNALEE A. DEMAIO	JULIO A. PORTALATIN

/s/ AMELIA C. FAWCETT	/s/ JOHN B. RHEA
AMELIA C. FAWCETT	JOHN B. RHEA

/s/ WILLIAM C. FREDA	/s/ RICHARD P. SERGEL
WILLIAM C. FREDA	RICHARD P. SERGEL

/s/ SARA MATHEW	/s/ GREGORY L. SUMME
SARA MATHEW	GREGORY L. SUMME

/s/ WILLIAM L. MEANEY
WILLIAM L. MEANEY

State Street Corporation | 194