Form 10-Q
period 2023-03-31
STATE STREET CORP
filed 2023-04-27
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 25, 2023 was 334,258,843.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2023

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $37.64 trillion of AUC/A and $3.62 trillion of AUM as of March 31, 2023.
As of March 31, 2023, we had consolidated total assets of $290.82 billion, consolidated total deposits of $223.63 billion, consolidated total shareholders' equity of $24.75 billion and approximately 43,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). Effective in May 2023, our executive offices will be located at One Congress Street, Boston, Massachusetts 02114. For purposes of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 previously filed with the SEC (2022 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2022 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex, about matters that are uncertain and may change in subsequent periods include:
•Recurring fair value measurements;
•Allowance for credit losses;
•Impairment of goodwill and other intangible assets; and
•Contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 120 to 122, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K. We did not change these significant accounting policies in the first three months of 2023.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is presented using both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities. Non-GAAP financial information should be considered in addition to, and not as a substitute for or as superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory
State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ratio or U.S. GAAP-basis measure. As part of our non-GAAP-basis measures, we present a fully taxable-equivalent NII that reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, which we believe facilitates an investor's understanding and analysis of our underlying financial performance and trends.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities) and the LCR, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the "Filings & Reports" tab under the “Investors” section of our corporate website at www.investors.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-Q.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, ESG, human capital, climate, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth and new technologies, services, asset installations and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” "outcome," “forecast,” "future," “outlook,” “believe,” “priority,” “anticipate,” “estimate,” “seek,”
“may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived)
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
by other financial institutions and related market and government actions, the ongoing war in Ukraine, actions taken by central banks to address inflationary pressures, challenging conditions in global equity markets, periods of significant volatility in valuations and liquidity or other disruptions in the markets for equity, fixed income and other asset classes globally or within specific markets such as those that impacted the UK gilts in the fourth quarter of 2022;
•We have significant international operations and clients that can be adversely impacted by developments in European and Asian economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, increases in prevailing interest rates could lead to reduced levels of client deposits and resulting decreases in our NII;
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
•Our businesses may be adversely affected by increased political and regulatory scrutiny of asset management stewardship and corporate ESG practices;
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
•Shifting operational activities to non-U.S. jurisdictions, changing our operating model
State Street Corporation | 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and outsourcing portions of our operations to third parties may expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings or operational improvements;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the "Filings & Reports" tab under the “Investors” section of our corporate website at www.investors.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,		% Change
(Dollars in millions, except per share amounts)	2023	2022
Total fee revenue	$2,335	$2,573	(9)%
Net interest income	766	509	50
Total other income	—	(1)	nm
Total revenue	3,101	3,081	1
Provision for credit losses	44	—	nm
Total expenses	2,369	2,327	2
Income before income tax expense	688	754	(9)
Income tax expense	139	150	(7)
Net income	$549	$604	(9)
Adjustments to net income:
Dividends on preferred stock(1)	$(23)	$(20)	15
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$525	$583	(10)
Earnings per common share:
Basic	$1.54	$1.59	(3)
Diluted	1.52	1.57	(3)
Average common shares outstanding (in thousands):
Basic	341,106	366,542	(7)
Diluted	345,472	372,037	(7)
Cash dividends declared per common share	$.63	$.57	11
Return on average common equity	9.3%	9.5%	(20)	bps
Pre-tax margin	22.2	24.5	(230)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2023 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
results for the first quarter of 2023 compared to the same period of 2022, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2022 period to the relevant 2023 period results.
Financial Results and Highlights
•First quarter of 2023 financial performance:
◦Earnings per share (EPS) of $1.52, in the first quarter of 2023, decreased 3% as compared to the same period of 2022.
◦Total revenue increased 1% in the first quarter of 2023, compared to the same period of 2022, as higher NII was partially offset by lower fee revenue. Currency translation decreased total revenue by 1% in the first quarter of 2023, relative to the same period of 2022.
◦Total expenses increased 2% in the first quarter of 2023, compared to the same period of 2022, primarily reflecting continued business investments and higher salaries, partially offset by ongoing productivity savings, lower seasonal expenses and the benefit from currency translation. Currency translation reduced expenses by 2% in the first quarter of 2023 relative to the same period of 2022.
◦In the first quarter of 2023, return on equity was 9.3%, a decrease from 9.5% in the same period of 2022, primarily due to a decrease in net income available to common shareholders, partially offset by lower average common shareholders' equity. Pre-tax margin of 22.2% in the first quarter of 2023, decreased from 24.5% in same period of 2022, primarily due to higher expenses and provisions for credit losses.
◦Operating leverage was negative 1.2% points in the first quarter of 2023. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period in the prior year.
◦Fee operating leverage was negative 11.0% points in the first quarter of 2023. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period in the prior year.
◦Returned approximately $1.5 billion to our shareholders in the form of common stock dividends and common share repurchases.
◦Announced our agreement to acquire CF Global Trading to add scale to our outsourced trading services and further broaden the Alpha platform. The transaction is expected to be completed by the end of 2023, subject to customary closing conditions.
Revenue
•Total fee revenue decreased 9% in the first quarter of 2023, compared to the same period of 2022, reflecting the impact of lower average market levels on servicing fees and management fees, lower FX trading services, and lower software and processing fees, partially offset by higher securities finance and other fee revenue.
•Servicing fee revenue decreased 11% in the first quarter of 2023, compared to the same period of 2022, primarily driven by lower average equity and fixed income market levels, client activity and adjustments and normal pricing headwinds, partially offset by net new business.
•Management fee revenue decreased 12% in the first quarter of 2023, compared to the same period of 2022, primarily due to lower average equity and fixed income market levels and a previously reported client-specific pricing adjustment.
•Foreign exchange trading services revenue decreased 5% in the first quarter of 2023, compared to the same period of 2022, primarily reflecting the absence of unusually high client FX volumes in the first quarter of 2022, partially offset by higher FX spreads.
•Securities finance revenue increased 14% in the first quarter of 2023, compared to the same period of 2022, primarily from higher specials activity, partially offset by lower balances.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Software and processing fees revenue decreased 18% in the first quarter of 2023, compared to the same period of 2022, primarily driven by lower front office software and data revenue associated with CRD.
•Other fee revenue increased $16 million in the first quarter of 2023, compared to the same period of 2022, primarily due to positive market-related adjustments.
•NII increased 50% in the first quarter of 2023, compared to the same period of 2022, primarily due to higher short-term market rates from global central bank rate hikes, an increase in long-term interest rates and balance sheet positioning, partially offset by lower average client deposits.
Provision for Credit Losses
•In the first quarter of 2023, we recorded a $44 million provision for credit losses, driven by an episodic provision of $29 million associated with industry support for a U.S. financial institution, as well as an increase in loan loss reserves driven by credit portfolio rating changes.
Expenses
•Total expenses increased 2% in the first quarter of 2023, compared to the same period of 2022, primarily reflecting continued business investments and higher salaries, partially offset by ongoing productivity savings, lower seasonal expenses and the benefit from currency translation. Currency translation reduced expenses by 2% in the first quarter of 2023 relative to the same period of 2022.
Notable items
•There were no notable items in the first quarter of 2023.
•Notable items in the first quarter of 2022 was comprised of acquisition and restructuring costs of approximately $9 million related to the BBH Investor Services acquisition transaction that we are no longer pursuing.
AUC/A and AUM
•AUC/A of $37.6 trillion as of March 31, 2023, decreased 10% compared to March 31, 2022, primarily due to lower quarter-end market levels and a previously disclosed client transition, partially offset by new business installations. In the first quarter of 2023, newly announced asset servicing mandates totaled approximately $112 billion, about half of which were alternatives mandates that generally carry higher fee rates than traditional asset classes. Servicing assets remaining to be installed in future periods totaled approximately $3.6 trillion as of March 31, 2023.
•AUM of $3.6 trillion as of March 31, 2023, decreased 10% compared to March 31, 2022, primarily due to lower quarter-end market levels and net outflows from institutional.
Capital
•In the first quarter of 2023, we returned a total of approximately $1.5 billion of capital to our shareholders in the form of common stock dividends and common share repurchases.
◦We declared aggregate common stock dividends of $0.63 per share, totaling $212 million in the first quarter of 2023, compared to $0.57 per share, totaling $209 million in the same period of 2022, representing an increase of approximately 10% on a per share basis.
◦In the first quarter of 2023, we acquired 13.6 million shares of common stock at an average per share cost of $91.57 and an aggregate cost of approximately $1.25 billion. These purchases were all conducted under the share repurchase program approved by our Board of Directors in January 2023, authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023.
•Our standardized CET1 capital ratio decreased to 12.1% as of March 31, 2023, compared to 13.6% as of December 31, 2022, primarily driven by the continuation of our common share repurchase program and expected normalization of RWA. As we continue to deploy capital to our businesses, we may see modest RWA growth over the coming quarters, subject to market volatility. Our Tier 1 leverage ratio of 6.0% as of March 31, 2023, was relatively flat compared to December 31, 2022. Given the current global economic environment, and our plans for share repurchases, we currently expect our CET1 and Tier 1 leverage capital ratios to move into our target ranges of 10-11% and 5.25-5.75%, respectively, in the second half of the year.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Debt Issuances and Redemptions
•On January 26, 2023, we issued $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026 and $750 million aggregate principal amount of 4.821% fixed-to-floating rate senior notes due 2034.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2023 compared to the same period of 2022 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2023	2022
Fee revenue:
Back office services	$1,131	$1,268	(11)%
Middle office services	86	100	(14)
Servicing fees	1,217	1,368	(11)
Management fees	457	520	(12)
Foreign exchange trading services	342	359	(5)
Securities finance	109	96	14
Front office software and data	109	138	(21)
Lending related and other fees	56	63	(11)
Software and processing fees	165	201	(18)
Other fee revenue	45	29	55
Total fee revenue	2,335	2,573	(9)
Net interest income:
Interest income	2,027	521	nm
Interest expense	1,261	12	nm
Net interest income	766	509	50
Other income:
Gains (losses) related to investment securities, net	—	(1)	nm
Total other income	—	(1)	nm
Total revenue	$3,101	$3,081	1

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarter of 2023 and 2022. Servicing and management fees collectively made up approximately 72% and 73% of the total fee revenue in the first quarter of 2023 and 2022, respectively.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, decreased 11% in the first quarter of 2023 compared to the same period of 2022, primarily driven by lower average equity and fixed income market levels, client activity and adjustments and normal pricing headwinds, partially offset by net new business. Currency translation decreased servicing fee revenue by 1% in the first quarter of 2023 relative to the same period of 2022.
Servicing fees generated outside the U.S. were approximately 46% and 47% of total servicing fees in the first quarter of 2023 and 2022, respectively.
Servicing fee revenue comprises revenue from both back office and middle office services. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. We provide a range of services to our clients, including core custody services, accounting, reporting and administration, which we refer to collectively as back office services and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients.
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
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Over the five years ended December 31, 2022, we estimate that worldwide equity and fixed income market valuations impacted our servicing fees revenue by approximately 2% on average with a range of (4)% to 8% annually and approximately (4)% and 8% in 2022 and 2021, respectively. The impact of changes in worldwide fixed income markets on our servicing fees, which historically was included within client activity and asset flows, is now reflected within change in market valuations. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of March 31, 2023 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of March 31, 2023, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time. In periods of higher fixed income market volatility such as we have been experiencing since the second quarter of 2022, the impact of fixed income markets on our servicing fee revenues may increase.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
S&P 500®	4,000	4,464	(10)%	4,052	4,473	(9)%	4,109	4,530	(9)%
MSCI EAFE®	2,060	2,212	(7)	2,082	2,194	(5)	2,093	2,182	(4)
MSCI® Emerging Markets	997	1,187	(16)	995	1,174	(15)	990	1,142	(13)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2023	2022	% Change
Bloomberg U.S. Aggregate Bond Index®	2,109	2,215	(5)%
Bloomberg Global Aggregate Bond Index®	459	500	(8)

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2022, we estimate that client activity and asset flows, together, impacted our servicing fees revenue by approximately 0% on average with a range of (2)% to 1% annually and approximately 0% and (1)% in 2022 and 2021, respectively. As noted under "Changes in Market Valuations" in this section, this analysis now excludes, but in prior reporting previously included, the impact of changes in worldwide fixed income markets on our servicing fees. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2023	2022
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(59.2)	$(66.7)
Money Market	465.9	(143.4)
Exchange-Traded Fund	78.5	181.2
Total Flows	$485.2	$(28.9)

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$81.6	$9.7
Money Market	(10.7)	(68.9)
Exchange-Traded Fund	31.7	45.4
Total Flows	$102.6	$(13.8)

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
(3) The first quarter of 2023 data for North America (US domiciled) includes Morningstar direct actuals for January 2023 and February 2023 and Morningstar direct estimates for March 2023.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The first quarter of 2023 data for Europe is on a rolling three month basis for December 2022 through February 2023, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2022, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 1% in both 2022 and 2021.
Gross investment servicing mandates were $112 billion in the first quarter of 2023 and $2.00 trillion per year on average over the past five years. Over the five years ended December 31, 2022, gross annual investment servicing mandates ranged from approximately $0.79 trillion to $3.52 trillion.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $3.65 trillion that are yet to be installed as of March 31, 2023, we expect the conversion will occur over the coming 36 months.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A, once installed, can vary materially. On average, over the five years ended December 31, 2022, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (3)% annually, with the impact ranging from (2)% to (4)% in any given year and approximately (2)% in both 2022 and 2021. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
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

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
Collective funds, including ETFs	$12,748	$12,261	$15,140
Mutual funds	10,077	9,610	10,825
Pension products	7,871	7,734	8,191
Insurance and other products	6,939	7,138	7,568
Total	$37,635	$36,743	$41,724

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
Equities	$20,966	$20,575	$25,249
Fixed-income	10,645	10,318	11,303
Short-term and other investments	6,024	5,850	5,172
Total	$37,635	$36,743	$41,724

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
Americas	$27,599	$26,981	$31,027
Europe/Middle East/Africa	7,396	7,136	8,103
Asia/Pacific	2,640	2,626	2,594
Total	$37,635	$36,743	$41,724

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the first quarter of 2023 totaled approximately $112 billion. Servicing assets remaining to be installed in future periods totaled approximately $3.65 trillion as of March 31, 2023, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
With respect to these new servicing mandates, once installed we may provide various services, including back office services such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, fund accounting, middle office services such as investment book of records, transaction management, loans, cash derivatives and collateral services, recordkeeping, client reporting and investment analytics, markets services such as FX trading services, liquidity solutions, currency and collateral management and securities finance, and front office services such as portfolio management solutions, risk analytics, scenario analysis, performance and attribution, trade order and execution management, pre-trade
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
compliance and ESG investment tools. Revenues associated with new servicing mandates may vary based on the breadth of services provided, the timing of installation, and the types of assets.
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
Management Fee Revenue
Management fees decreased 12% in the first quarter of 2023, compared to the same period of 2022, primarily due to lower average equity and fixed income market levels and a previously reported client-specific pricing adjustment.
Management fees generated outside the U.S. were approximately 25% and 27% of total management fees in the first quarter of 2023 and 2022, respectively.
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
In light of the above, we estimate, using relevant information as of March 31, 2023, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
•A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our management fees are calculated, would result in a corresponding change in our total management fee revenues, on average and over multiple quarters, of approximately 5%; and
•changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, will have a significantly smaller corresponding impact on our management fee revenues on average and over time.
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

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
Equity:
Active	$60	$54	$67
Passive	2,153	2,074	2,463
Total equity	2,213	2,128	2,530
Fixed-income:
Active	85	83	98
Passive	490	471	503
Total fixed-income(1)	575	554	601
Cash(1)	375	376	393
Multi-asset-class solutions:
Active	28	28	33
Passive	203	181	196
Total multi-asset-class solutions	231	209	229
Alternative investments(2):
Active	35	35	51
Passive	189	179	218
Total alternative investments	224	214	269
Total	$3,618	$3,481	$4,022

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
North America	$2,648	$2,544	$2,878
Europe/Middle East/Africa	521	511	593
Asia/Pacific	449	426	551
Total	$3,618	$3,481	$4,022

(1) Geographic mix is based on client location or fund management location.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2023	December 31, 2022	March 31, 2022
Alternative Investments(2)	$73	$67	$84
Equity	841	817	940
Multi Asset	1	1	1
Fixed-Income	141	134	134
Total Exchange-Traded Funds	$1,056	$1,019	$1,159

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(3)	(25)	11	4	11	13	14
Exchange-traded fund flows, net	4	5	—	—	8	17
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	(21)	16	24	11	21	51
Market appreciation (depreciation)	(113)	(34)	1	(3)	(4)	(153)
Foreign exchange impact	(10)	(4)	—	(1)	1	(14)
Total market/foreign exchange impact	(123)	(38)	1	(4)	(3)	(167)
Balance as of March 31, 2022	$2,530	$601	$393	$229	$269	$4,022
Balance as of December 31, 2022	$2,128	$554	$376	$209	$214	$3,481
Long-term institutional flows, net(3)	(25)	1	—	10	(2)	(16)
Exchange-traded fund flows, net	(12)	5	—	—	1	(6)
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(37)	6	(4)	10	(1)	(26)
Market appreciation (depreciation)	122	14	3	11	11	161
Foreign exchange impact	—	1	—	1	—	2
Total market/foreign exchange impact	122	15	3	12	11	163
Balance as of March 31, 2023	$2,213	$575	$375	$231	$224	$3,618

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, decreased 5% in the first quarter of 2023, compared to the same period of 2022, primarily reflecting the absence of unusually high client FX volumes in the first quarter of 2022, partially offset by higher FX spreads. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 68% and 32%, respectively, of foreign exchange trading services revenue in the first quarter of 2023, compared to 69% and 31%, respectively, in the same period of 2022.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 14% in the first quarter of 2023 compared to the same period of 2022, primarily driven higher specials activity, partially offset by lower balances.
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
Software and Processing Fees
Software and processing fees revenue, presented in Table 2: Total Revenue, decreased 18% in the first quarter of 2023 compared to the same period of 2022, primarily driven by lower front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, decreased 21% in the first quarter of 2023 compared to the same period of 2022, primarily driven by lower on-premises renewals and professional services revenue.
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
Lending related and other fees decreased 11% in the first quarter of 2023 compared to the same period of 2022, reflecting lower unfunded commitments relating to our municipal and fund finance products, driven by changes in product mix. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with certain tax-advantaged investments and other equity method investments.
Other fee revenue increased 55% in the first quarter of 2023 compared to the same period of 2022, primarily due to positive market-related adjustments.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarter of 2023 compared to the same period of 2022.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, loans, resale agreements and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
NIM represents the relationship between annualized FTE NII and average total interest-earning assets for the period. It is calculated by dividing FTE NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly earned from certain investment securities (state and political subdivisions), is adjusted to an FTE basis using the U.S. federal and state statutory income tax rates.
NII increased 50% in the first quarter of 2023, compared to the same period of 2022, primarily due to higher short-term market rates from global central bank rate hikes, an increase in long-term interest rates and balance sheet positioning, partially offset by lower average client deposits.
Investment securities net purchase premium amortization, which is included in interest income, was $14 million in the first quarter of 2023, compared to $87 million in the same period of 2022. The decrease in MBS premium amortization is primarily due to lower prepayments from higher long-end interest rates.
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
The following table presents the investment securities premium amortization net of discount accretion for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums, net of discounts at period end	$484	$70	$554	$665	$425	$1,090
Net premium amortization	20	(6)	14	48	39	87

(1) The investment securities portfolio duration, including the impact of hedges, is 2.8 years as of March 31, 2023. Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the first quarter of 2023, compared to the same period of 2022.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2023			2022
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$77,220	$641	3.37%	$76,741	$9	0.05%
Securities purchased under resale agreements(2)	1,643	76	18.94	3,150	10	1.31
Trading account assets	667	—	—	761	—	—
Investment securities:
Investment securities available for sale	42,101	349	3.31	75,226	157	.83
Investment securities held-to-maturity	64,988	321	1.97	44,060	171	1.56
Total Investment securities	107,089	670	2.50	119,286	328	1.10
Loans	33,517	397	4.80	34,407	172	2.03
Other interest-earning assets(3)	17,393	245	5.71	23,767	5	0.08
Average total interest-earning assets	$237,529	$2,029	3.46	$258,112	$524	0.82

Interest-bearing deposits:
U.S.	$105,261	$779	3.00%	$100,073	$4	0.02
Non-U.S.(4)(5)	66,356	174	1.07	83,556	(67)	(0.32)
Total interest-bearing deposits(5)(6)	171,617	953	2.25	183,629	(63)	(0.14)
Securities sold under repurchase agreements	4,409	9	0.84	2,279	—	(0.02)
Federal funds purchased	119	1	4.70	—	—	—
Short-term borrowings	1,159	11	3.72	872	—	—
Long-term debt	15,865	184	4.64	14,265	65	1.82
Other interest-bearing liabilities(7)	3,078	103	13.49	2,881	10	1.50
Average total interest-bearing liabilities	$196,247	$1,261	2.61	$203,926	$12	0.02
Interest rate spread			0.86%			0.80%
Net interest income, fully taxable-equivalent basis		$768			$512
Net interest margin, fully taxable-equivalent basis			1.31%			0.80%
Tax-equivalent adjustment		(2)			(3)
Net interest income, GAAP basis		$766			$509

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $116.65 billion for the first quarter of 2023 compared to $55.02 billion for the same period of 2022. Excluding the impact of netting, the average interest rates would be approximately 0.26% in the first quarter of 2023 compared to 0.07% in the same period of 2022.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.00 billion for the first quarter of 2023 compared to $3.26 billion in the same period of 2022. Excluding the impact of netting, the average interest rates would be approximately 4.43% in the first quarter of 2023 compared to 0.07% in the same period of 2022.
(4) Negative values reflect the impact of interest rate environments outside of the U.S. where central bank rates were below zero for several major currencies.
(5) Average rate includes the impact of FX swap costs of approximately ($5) million for the first quarter of 2023 compared to ($13) million for the same period of 2022. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.26% in the first quarter of 2023 compared to (0.11)% in the same period of 2022.
(6) Total deposits averaged $210.32 billion in the first quarter of 2023 compared to $233.27 billion in the same period of 2022.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.40 billion for the first quarter of 2023 compared to $3.01 billion in the same period of 2022. Excluding the impact of netting, the average interest rates would be approximately 4.43% in the first quarter of 2023 compared to 0.07% in the same period of 2022.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average total interest-earning assets were $237.53 billion in the first quarter of 2023 compared to $258.11 billion in the same period of 2022. The decrease is primarily due to lower client deposit balances.
Interest-bearing deposits with banks averaged $77.22 billion in the first quarter of 2023 compared to $76.74 billion in the same period of 2022. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The lower levels of average cash balances reflect lower levels of client deposits.
Securities purchased under resale agreements averaged $1.64 billion in the first quarter of 2023 compared to $3.15 billion in the same period of 2022. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $116.65 billion on average in the first quarter of 2023 compared to $55.02 billion in the same period of 2022, primarily driven by an increase in FICC repo volumes.
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
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both March 31, 2023 and December 31, 2022.
Average investment securities decreased to $107.09 billion in the first quarter of 2023 from $119.29 billion in the same period of 2022. The portfolio declined across all major asset classes, which was primarily driven by a smaller balance sheet from lower client deposits amidst a higher level of market rates.
Average loans decreased to $33.52 billion in the first quarter of 2023 compared to $34.41 billion in the same period of 2022, due to lower overdrafts. Average core loans, which exclude overdrafts, averaged $29.21 billion in the first quarter of 2023 compared to $28.83 billion in the same period of 2022. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our enhanced custody business, decreased to $17.39 billion in the first quarter of 2023 from $23.77 billion in the same period of 2022, primarily driven by a decrease in the level of cash collateral posted. Other interest-earning assets primarily reflects enhanced custody assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our enhanced custody assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which are then lent by us, as principal, to borrowers. In addition, we also use securities within our investment portfolio to borrow securities from lenders, which we subsequently loan, as principal, to our borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our enhanced custody liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits decreased to $171.62 billion in the first quarter of 2023 from $183.63 billion in the same period of 2022. The decrease is driven by higher market rates from central bank rate hikes, the impact of quantitative tightening, currency translation and equity market declines. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $1.16 billion in the first quarter of 2023 from $0.87 billion in the same period of 2022.
Average long-term debt was $15.87 billion in the first quarter of 2023 compared to $14.27 billion in the same period of 2022. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average other interest-bearing liabilities, largely associated with our enhanced custody business, were $3.08 billion in the first quarter of 2023 compared to $2.88 billion in the same period of 2022. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our enhanced custody liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Based on market conditions and other factors, including regulatory standards, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated U.S. and non-U.S. securities, such as federal agency MBS, sovereign debt securities and U.S. Treasury and agency securities. The pace at which we reinvest, and the types of investment securities purchased, will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to impact our reinvestment program and future levels of NII and NIM.
Provision for Credit Losses
We recorded a $44 million provision for credit losses in the first quarter of 2023, driven by an episodic provision of $29 million associated with industry support for a U.S. financial institution, as well as an increase in loan loss reserves driven by credit portfolio rating changes.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 15: Expenses, provides the breakout of expenses for the first quarter of 2023 compared to the same period of 2022. Total expenses increased 2% in the first quarter of 2023, compared to the same period of 2022, primarily reflecting continued business investments and higher salaries, partially offset by ongoing productivity savings, lower seasonal expenses and the benefit from currency translation. Currency translation reduced expenses by 2% in the first quarter of 2023 relative to the same period of 2022.

TABLE 15: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2023	2022
Compensation and employee benefits	$1,292	$1,232	5%
Information systems and communications	414	423	(2)
Transaction processing services	239	264	(9)
Occupancy	94	95	(1)
Amortization of other intangible assets	60	61	(2)
Acquisition and restructuring costs	—	9	nm
Other:
Professional services	106	97	9
Other	164	146	12
Total other	270	243	11
Total expenses	$2,369	$2,327	2
Number of employees at quarter-end	42,786	39,335	9

Compensation and employee benefits expenses increased 5% in the first quarter of 2023 compared to the same period of 2022, primarily due to higher salaries and headcount, partially offset by lower seasonal expenses and the impact of currency translation, which decreased compensation and employee benefits expenses by 2% in the first quarter of 2023 relative to the same period of 2022.
Total headcount increased 9% in the first quarter of 2023 compared to the same period of 2022, primarily in global hubs driven by operational support for new business growth segments, as well as technology investments and in-sourcing.
Information systems and communications expenses decreased 2% in the first quarter of 2023 compared to the same period of 2022, primarily due to optimization and vendor savings initiatives, partially offset by technology infrastructure investments.
Transaction processing services expenses decreased 9% in the first quarter of 2023 compared to the same period of 2022, primarily due to lower sub-custody costs, driven by lower market levels and lower broker fees.
Occupancy expenses decreased 1% in the first quarter of 2023 compared to the same period of 2022, primarily due to the impact of currency translation, which reduced occupancy expenses by 3% in the first quarter of 2023 compared to the same period of 2022.
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amortization of other intangible assets decreased 2% in the first quarter of 2023 compared to the same period of 2022, primarily reflecting the impact of currency translation.
Other expenses increased 11% in the first quarter of 2023 compared to the same period of 2022, primarily due to higher professional services, travel costs and marketing expenses.
Acquisition and Restructuring Costs
Acquisition and restructuring costs were nil in the first quarter of 2023 compared to $9 million in same period of 2022 related to the BBH Investor Services acquisition transaction that we are no longer pursuing.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Payments and other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	$51	$5	$56
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	$69	$4	$73
Income Tax Expense
Income tax expense was $139 million in the first quarter of 2023 compared to $150 million in the same period of 2022. Our effective tax rate was 20.2% in the first quarter of 2023 compared to 19.9% in the same period of 2022. The effective tax rate for 2023 includes increased limitations on foreign tax credits.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Our Investment Servicing line of business provides a range of services to our clients. Through
State Street Investment Services, State Street Global Markets and State Street Alpha, we provide investment services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide.
Products under the Investment Servicing line of business include: back office products such as custody, accounting, regulatory reporting, investor services, performance and analytics; middle office products such as investment book of record, transaction management, loans, cash, derivatives and collateral services, record keeping, client reporting and investment analytics; investment manager and alternative investment manager operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including enhanced custody products; and deposit and short-term investment facilities.
Our Investment Management line of business provides a broad range of investment management strategies and products for our clients through State Street Global Advisors. Our investment management strategies and products for equity, fixed income and cash assets, including core and enhanced indexing, multi-asset strategies, active quantitative and fundamental active capabilities and alternative investment strategies span the risk/reward spectrum of these investment products. Our AUM is currently primarily weighted to indexed strategies. In addition, we provide a breadth of services and solutions, including ESG investing, defined benefit and defined contribution products, and Global Fiduciary Solutions. State Street Global Advisors is also a provider of ETFs, including the SPDR® ETF brand.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item1, Business, in our 2022 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2023	2022
Servicing fees	$1,217	$1,368	(11)%
Foreign exchange trading services	321	342	(6)
Securities finance	103	93	11
Software and processing fees	165	201	(18)
Other fee revenue	28	46	(39)
Total fee revenue	1,834	2,050	(11)
Net interest income	762	509	50
Total other income	—	(1)	nm
Total revenue	2,596	2,558	1
Provision for credit losses	44	—	nm
Total expenses	1,978	1,925	3
Income before income tax expense	$574	$633	(9)
Pre-tax margin	22.1%	24.7%

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, decreased 11% in the first quarter of 2023, compared to the same period of 2022, primarily driven by lower average equity and fixed income market levels, client activity and adjustments and normal pricing headwinds, partially offset by net new business.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 3% in the first quarter of 2023, compared to the same period of 2022, as higher salaries and headcount and ongoing business investments were partially offset by continued productivity and optimization savings, lower seasonal expenses and the benefit from currency translation. Currency translation reduced expenses for Investment Servicing by 2% in the first quarter of 2023 relative to the same period of 2022. Seasonal deferred incentive compensation expense and payroll taxes were $132 million in the first quarter of 2023, compared to $161 million in the same period of 2022. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2023	2022
Management fees(1)	$457	$520	(12)%
Foreign exchange trading services(2)	21	17	24
Securities finance	6	3	nm
Other fee revenue(3)	17	(17)	nm
Total fee revenue	501	523	(4)
Net interest income	4	—	nm
Total revenue	505	523	(3)
Total expenses	386	389	(1)
Income before income tax expense	$119	$134	(11)
Pre-tax margin	23.6%	25.6%

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
nm Not meaningful
Investment Management total revenue decreased 3% in the first quarter of 2023, compared to the same period of 2022.
Management Fees
Management fees decreased 12% in the first quarter of 2023, compared to the same period of 2022, primarily due to lower average equity and fixed income market levels and a previously reported client-specific pricing adjustment.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management decreased 1% in the first quarter of 2023, compared to the same period of 2022, as continued productivity and optimization savings, lower seasonal expenses and the benefit from currency translation were primarily offset by higher salaries and headcount. Currency translation reduced expenses for Investment Management by 2% in the first quarter of 2023 relative to the same period of 2022. Seasonal deferred incentive compensation expense and payroll taxes were $49 million in the first quarter of 2023, compared to $47 million in the same period of 2022.
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
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2023	December 31, 2022
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,627	$7,981
Mortgage-backed securities(1)	9,180	8,509
Total U.S. Treasury and federal agencies	16,807	16,490
Non-U.S. debt securities:
Mortgage-backed securities	1,563	1,623
Asset-backed securities(2)	1,678	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	15,850	14,089
Other(3)	2,315	2,091
Total non-U.S. debt securities	21,406	19,472
Asset-backed securities:
Student loans(4)	110	115
Collateralized loan obligations(5)	2,406	2,355
Non-agency CMBS and RMBS(6)	260	231
Other	90	88
Total asset-backed securities	2,866	2,789
State and political subdivisions	777	823
Other U.S. debt securities(7)	985	1,005
Total available-for-sale securities(8)(9)	$42,841	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,747	$11,693
Mortgage-backed securities(10)	42,262	42,307
Total U.S. Treasury and federal agencies	54,009	54,000
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	7,228	6,603
Total non-U.S. debt securities	7,228	6,603
Asset-backed securities:
Student loans(4)	3,740	3,955
Non-agency CMBS and RMBS(11)	50	142
Total asset-backed securities	3,790	4,097
Total held-to-maturity securities(8)	$65,027	$64,700

(1) As of March 31, 2023 and December 31, 2022, the total fair value included $6.53 billion and $6.78 billion, respectively, of agency CMBS and $2.65 billion and $1.73 billion, respectively, of agency MBS.
(2) As of March 31, 2023 and December 31, 2022, the fair value includes non-U.S. collateralized loan obligations of $0.90 billion and $0.86 billion, respectively.
(3) As of March 31, 2023 and December 31, 2022, the fair value includes non-U.S. corporate bonds of $1.39 billion and $1.14 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency CMBS as of both March 31, 2023 and December 31, 2022.
(7) As of March 31, 2023 and December 31, 2022, the fair value of U.S. corporate bonds was $0.99 billion and $1.01 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2023.
(9) As of both March 31, 2023 and December 31, 2022, total amortized cost included an allowance for credit losses on AFS investment securities of $2 million.
(10) As of March 31, 2023 and December 31, 2022, the total amortized cost included $5.29 billion and $4.99 billion of agency CMBS, respectively.
(11) As of March 31, 2023 and December 31, 2022, the total amortized cost included $42 million and $133 million, respectively, of non-agency CMBS and $8 million and $9 million, respectively, of non-agency RMBS.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.8 years and 2.6 years as of March 31, 2023 and December 31, 2022, respectively.
Approximately 95% of the carrying value of the portfolio was rated “AA” or higher as of both March 31, 2023 and December 31, 2022, as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2023	December 31, 2022
AAA(1)	83%	84%
AA	12	11
A	3	3
BBB	2	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of March 31, 2023 and December 31, 2022, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2023	December 31, 2022
U.S. Agency Mortgage-backed securities	37%	37%
Non-U.S. sovereign, supranational and non-U.S. agency	21	19
U.S. Treasuries	18	19
Asset-backed securities	9	9
Other credit	15	16
	100%	100%
Non-U.S. Debt Securities
Approximately 27% and 25% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2023 and December 31, 2022, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2023	December 31, 2022
Available-for-sale:
Canada	$4,037	$3,685
Australia	2,055	2,159
United Kingdom	1,438	1,449
Germany	1,267	1,147
France	1,108	1,059
Austria	1,034	769
Japan	786	768
Hong Kong	669	701
Netherlands	609	542
Italy	305	290
Spain	247	250
Republic of Korea	222	230
Finland	214	185
Brazil	206	202
Other(2)	7,209	6,036
Total	$21,406	$19,472
Held-to-maturity:
Spain	$813	$804
Belgium	716	703
France	648	638
Ireland	446	442
Austria	368	362
Germany	332	123
Singapore	249	269
Finland	217	213
Netherlands	175	172
Canada	110	—
Other(2)	3,154	2,877
Total	$7,228	$6,603

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of March 31, 2023, other non-U.S. investments include $6.80 billion of supranational bonds in AFS securities and $3.15 billion of supranational bonds in HTM securities.
Approximately 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both March 31, 2023 and December 31, 2022. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2023 and December 31, 2022, approximately 24% and 26%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2023, our non-U.S. debt securities had an average market-to-book ratio of 97.3%, and an aggregate pre-tax net unrealized loss of $786 million, composed of gross unrealized gains of $10 million and gross unrealized losses of $796 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $528 million, composed of gross unrealized gains of $9 million and gross unrealized losses of $537 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $258 million, composed of gross unrealized gains of $1 million and gross unrealized losses of $259
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
million, associated with non-U.S. HTM debt securities.
As of March 31, 2023, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $0.78 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2023, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2023, we also provided approximately $7.14 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2023
State of Issuer:
Texas	$164	$2,395	$2,559	32%
New York	156	1,951	2,107	27
California	73	1,217	1,290	16
Total	$393	$5,563	$5,956

December 31, 2022
State of Issuer:
Texas	$178	$2,395	$2,573	33%
New York	154	1,607	1,761	23
California	84	1,299	1,383	18
Total	$416	$5,301	$5,717

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $7.92 billion and $7.81 billion across our businesses as of March 31, 2023 and December 31, 2022, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 93% of the obligors rated “AA” or higher as of March 31, 2023. As of that date, approximately 31% and 68% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 24: U.S. AND NON- U.S. LOANS
(In millions)	March 31, 2023	December 31, 2022
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,184	$12,154
Leveraged Loans	2,278	2,431
Overdrafts	2,418	1,707
Collateralized loan obligations in loan form	100	100
Other(3)	1,992	1,871
Commercial real estate	2,901	2,985
Total domestic	$21,873	$21,248
Foreign(1):
Commercial and financial:
Fund Finance(2)	$4,556	$3,949
Leveraged Loans	1,114	1,118
Overdrafts	1,389	1,094
Collateralized loan obligations in loan form	4,984	4,741
Total foreign	12,043	10,902
Total loans(4)	33,916	32,150
Allowance for loan losses	(115)	(97)
Loans, net of allowance	$33,801	$32,053

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8.99 billion private equity capital call finance loans, $5.97 billion loans to real money funds and $1.21 billion loans to business development companies as of March 31, 2023, compared to $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022.
(3) Includes $1.66 billion securities finance loans, $321 million loans to municipalities and $7 million other loans as of March 31, 2023 and $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022.
(4) As of March 31, 2023, excluding overdrafts, floating rate loans totaled $27.34 billion and fixed rate loans totaled $2.77 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2022 Form 10-K for additional details.
The increase in domestic loans was primarily driven by overdrafts, and the increase in foreign loans was primarily driven by fund finance loans, overdrafts and collateralized loan obligations in loan form as of March 31, 2023 compared to December 31, 2022.
As of March 31, 2023 and December 31, 2022, our leveraged loans totaled approximately $3.39 billion and $3.55 billion, respectively. We sold $283 million of leveraged loans in the first quarter of 2023.
In addition, we had binding unfunded commitments as of March 31, 2023 and December 31, 2022 of $75 million and $98 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 95% and 96% of the loans rated “BB” or “B” as of March 31, 2023 and December 31, 2022, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for credit losses

TABLE 25: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2023	2022
Allowance for credit losses:
Beginning balance	$121	$108
Provision for credit losses (funded commitments)(1)	21	—
Provisions for credit losses (unfunded commitments)	(7)	—
Provisions for credit losses (other)(2)	30	—
Charge-offs(3)	(3)	(1)
Ending balance	$162	$107

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) Consists primarily of a provision associated with industry support for a U.S. financial institution and the impact of foreign currency translation.
(3) The charge-offs are related to commercial and financial loans.
We recorded a provision for credit losses of $44 million in the first quarter of 2023, driven by an episodic provision of $29 million associated with industry support for a U.S. financial institution, as well as an increase in loan loss reserves driven by credit portfolio rating changes.
As of March 31, 2023, approximately $82 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $61 million as of March 31, 2022. The remaining $80 million and $46 million as of March 31, 2023 and March 31, 2022, respectively, was related to commercial real estate loans, other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of March 31, 2023, the allowance for credit losses represented 0.3% of total loans.
Additional information with respect to the allowance for credit losses is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Risk Management
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
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail on pages 23 to 52 included under Item 1A, Risk Factors, in our 2022 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 81 to 86 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2022 Form 10-K.
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
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Allowance for Credit Losses
We record an allowance for credit losses related to certain on-balance sheet credit exposures, including our financial assets held at amortized cost, as well as certain off-balance sheet credit exposure, including unfunded commitments and letters of credit. Review and evaluation of the adequacy of the allowance for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio and the estimated effects of our forecasts on our counterparties. We utilize multiple economic scenarios, consisting of a baseline, upside and downside scenarios, to develop our forecast of expected losses.
In the first quarter of 2023, the allowance estimate reflected an increase in reserves associated with industry support for a U.S. financial institution, as well as an increase in loan loss reserves driven by credit portfolio rating changes. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2023 or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 86 to 91 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2022 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market, the Federal Reserve's discount window and the Bank Term Funding Program. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2023, our Parent Company and State Street Bank had approximately $1.99 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 91 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2022 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
funding ratio, refer to page 15 included under Item 1, Business, in our 2022 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report LCR to the Federal Reserve daily. For the quarters ended March 31, 2023 and December 31, 2022, daily average LCR for the Parent Company was 108% and 106%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank and Trust that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank and Trust). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $134.65 billion for the quarter ended March 31, 2023 compared to $139.88 billion for the quarter ended December 31, 2022, primarily due to a decrease in client deposits relative to the prior period. For the quarter ended March 31, 2023, LCR for State Street Bank and Trust was approximately 124%.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $73.62 billion for the quarter ended March 31, 2023, compared to $79.52 billion for the quarter ended December 31, 2022. The lower levels of average cash balances with central banks reflect lower levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. We had no outstanding borrowings from the FHLB as of March 31, 2023 and had $2.0 billion outstanding as of December 31, 2022.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of both March 31, 2023 and December 31, 2022, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity and not included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $78.65 billion for the quarter ended March 31, 2023, compared to $78.25 billion for the quarter ended December 31, 2022.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $32.99 billion and $31.20 billion and standby letters of credit totaling $1.86 billion and $2.13 billion as of March 31, 2023 and December 31, 2022, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2023, approximately 76% of our unfunded commitments to extend credit and 29% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The final rule published in the Federal Register on November 1, 2019 requires a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our updated 2021 targeted 165(d) resolution plan by July 1, 2021. The targeted resolution plan included the core elements of resolution planning and some specific firm level information about the impact of the COVID-19 pandemic. Also included was an overview of remediation we completed to address a 2019 shortcoming on governance mechanisms related to the timely operationalization of the support agreement. Our next 165(d) resolution plan submission to the Agencies is due by July 1, 2023.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2023 and December 31, 2022, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.70 billion and $1.18 billion as of March 31, 2023 and December 31, 2022, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.04 billion, as of March 31, 2023, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both March 31, 2023 and December 31, 2022, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. In addition, State Street Bank also has current authorization from the Board to issue unsecured senior debt. The total amount remaining for issuance pursuant to this authority is $1.65 billion as of March 31, 2023.
On January 26, 2023, we issued $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026 and $750 million aggregate principal amount of 4.821% fixed-to-floating rate senior notes due 2034.
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment grade ratings as measured by major credit rating agencies. Factors essential to maintaining high credit ratings include:
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by major rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is provided in Note 7 to the consolidated financial statements in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
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
For additional information about our operational risk framework, refer to pages 97 to 100 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2022 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2022 Form 10-K, and pages 47 to 48 included under Item 1A, Risk Factors, in our 2022 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities".
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2023, the notional amount of these derivative contracts was $2.45 trillion, of which $2.42 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to pages 101 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2022 Form 10-K.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 103 to 108 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2022 Form 10-K.
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
We had zero back-testing exceptions in the quarter ended March 31, 2023. We had one back-testing exception in the quarter ended December 31, 2022 and one back-testing exception in the quarter ended March 31, 2022. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).

State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2023	As of December 31, 2022	As of March 31, 2022
	March 31, 2023			December 31, 2022			March 31, 2022
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$9,658	$14,089	$5,626	$7,907	$13,880	$4,912	$11,401	$25,779	$3,341	$11,456	$7,591	$4,474
Global Treasury	4,723	6,034	2,557	4,164	7,200	1,292	776	1,714	559	4,989	5,632	1,079
Diversification	(4,864)	(5,849)	(2,736)	(4,255)	(6,961)	(973)	(849)	(1,418)	(399)	(6,520)	(6,075)	(1,214)
Total VaR	$9,517	$14,274	$5,447	$7,816	$14,119	$5,231	$11,328	$26,075	$3,501	$9,925	$7,148	$4,339

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2023	As of December 31, 2022	As of March 31, 2022
	March 31, 2023			December 31, 2022			March 31, 2022
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$37,580	$68,336	$19,606	$32,811	$55,085	$20,747	$37,341	$64,435	$23,242	$46,155	$30,778	$40,529
Global Treasury	6,812	10,024	3,944	6,061	17,695	2,918	2,977	8,428	778	10,024	8,431	5,687
Diversification	(9,424)	(15,803)	(4,178)	(7,143)	(21,951)	(3,540)	(3,825)	(9,841)	(1,365)	(16,075)	(12,206)	(9,063)
Total Stressed VaR	$34,968	$62,557	$19,372	$31,729	$50,829	$20,125	$36,493	$63,022	$22,655	$40,104	$27,003	$37,153

The three month average of our total stressed VaR-based measure was approximately $35 million for the quarter ended March 31, 2023, compared to an average of approximately $32 million for the quarter ended December 31, 2022 and $36 million for the quarter ended March 31, 2022. The slight increase in the average total stressed VaR for the quarter ended March 31, 2023, compared to the quarter ended December 31, 2022, is primarily attributed to higher foreign exchange and interest rate risk positions.
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
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2023			As of December 31, 2022			As of March 31, 2022
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,483	$8,567	$372	$5,562	$4,656	$358	$2,512	$3,368	$495
Global Treasury	4,871	1,697	—	5,602	1,442	—	889	815	—
Diversification	(3,922)	(1,813)	—	(6,344)	(1,155)	—	(869)	(899)	—
Total VaR	$6,432	$8,451	$372	$4,820	$4,943	$358	$2,532	$3,284	$495

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2023			As of December 31, 2022			As of March 31, 2022
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$14,769	$42,722	$699	$9,527	$37,077	$565	$8,352	$57,507	$540
Global Treasury	6,194	9,709	—	7,623	9,941	—	1,076	5,746	—
Diversification	(9,359)	(14,738)	—	(8,189)	(15,328)	—	(1,403)	(7,286)	—
Total Stressed VaR	$11,604	$37,693	$699	$8,961	$31,690	$565	$8,025	$55,967	$540

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 30, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2023 and 2022. Our baseline rate forecast as of March 31, 2023 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rates may reach peak levels in the second quarter of 2023 and rate cuts may begin towards the end of 2023.

TABLE 30: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2023			March 31, 2022
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	5.00%	3.00%	3.49%	0.50%	(0.50)%	2.35%
12-month forward rates	4.25	3.00	3.43	2.25	0.05	2.73

(1) European Central Bank deposit facility rate.
In Table 31: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes client deposit balance rotation, including reductions in non-interest-bearing deposit balances. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 31: NET INTEREST INCOME SENSITIVITY
	March 31, 2023			March 31, 2022
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(98)	$250	$152	$133	$398	$531
–100 bps shock	81	(225)	(144)	(118)	(193)	(311)
Steeper yield curve:
'+100 bps shift in long-end rates(1)	40	39	79	83	14	97
'-100 bps shift in short-end rates(1)	123	(186)	(63)	(16)	(179)	(195)
Flatter yield curve:
'+100 bps shift in short-end rates(1)	(138)	211	73	53	383	436
'-100 bps shift in long-end rates(1)	(42)	(38)	(80)	(100)	(14)	(114)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios. Our USD balance sheet has become liability sensitive driven by higher deposit betas resulting in an NII exposure to higher rate scenarios.
As of March 31, 2023, USD NII benefits in lower rate scenarios and is exposed to higher rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to March 31, 2022, our short-end USD NII has become exposed to higher interest rates due to the higher level of baseline market interest rates and the Federal Reserve’s quantitative tightening program resulting in higher deposit betas and deposit balance rotation and reductions. Long-end USD sensitivities have decreased since March 31, 2022 as the implementation of investment portfolio risk reduction strategies lowered our forecasted long-end reinvestment.
As of March 31, 2023, non-USD NII benefits in higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to March 31, 2022, our short-end non-USD sensitivity to higher rates decreased due to deposit balance rotation and reduction. Our short-end non-USD sensitivity to lower rates remained largely unchanged from prior year.
USD and non-USD NII sensitivities are also impacted by routine currency-level baseline forecasting updates and refinements.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 109 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2022 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are also currently subject to a 2.0% SLR buffer in addition to the required minimum of 3.0% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 110 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K.
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
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and the standardized approach. Under the advanced approaches, State Street and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
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
Our minimum risk-based capital ratios as of January 1, 2023, include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2023, is 1.0%. Based on a calculation date of December 31, 2022, our G-SIB surcharge will be 1.0% through December 31, 2024.
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
On September 7, 2022, the Federal Reserve Vice Chair For Supervision stated that the Federal Reserve was undertaking a holistic review of U.S. capital requirements that will help the regulator consider adjustments, if any, to the current framework. In addition, on September 9, 2022, the U.S. Banking Agencies reaffirmed their commitment to implementing revised regulatory capital requirements that align with the final set of Basel III standards (Basel IV package) issued by the Basel Committee on Banking Supervision in December 2017. They intend to seek public comments on a joint proposed rule in the coming months.
For additional information about our capital, refer to pages 110 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K.
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

TABLE 32: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common shareholders' equity:
Common stock and related surplus			$11,228	$11,228	$11,234	$11,234	$13,033	$13,033	$13,033	$13,033
Retained earnings			27,342	27,342	27,028	27,028	16,340	16,340	16,975	16,975
Accumulated other comprehensive income (loss)			(3,272)	(3,272)	(3,711)	(3,711)	(3,000)	(3,000)	(3,428)	(3,428)
Treasury stock, at cost			(12,524)	(12,524)	(11,336)	(11,336)	—	—	—	—
Total			22,774	22,774	23,215	23,215	26,373	26,373	26,580	26,580
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,527)	(8,527)	(8,545)	(8,545)	(8,268)	(8,268)	(8,288)	(8,288)
Other adjustments(1)			(218)	(218)	(123)	(123)	(108)	(108)	(19)	(19)
Common equity tier 1 capital			14,029	14,029	14,547	14,547	17,997	17,997	18,273	18,273
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,005	16,005	16,523	16,523	17,997	17,997	18,273	18,273
Qualifying subordinated long-term debt			1,369	1,369	1,376	1,376	541	541	542	542
Adjusted allowance for credit losses			—	161	—	120	—	161	—	120
Total capital			$17,374	$17,535	$17,899	$18,019	$18,538	$18,699	$18,815	$18,935
Risk-weighted assets:
Credit risk(2)			$64,034	$113,869	$61,108	$105,739	$57,476	$112,093	$54,675	$104,184
Operational risk(3)			42,549	NA	42,763	NA	42,192	NA	42,325	NA
Market risk			1,713	1,713	1,488	1,488	1,713	1,713	1,488	1,488
Total risk-weighted assets			$108,296	$115,582	$105,359	$107,227	$101,381	$113,806	$98,488	$105,672

Capital Ratios:	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.0%	12.1%	13.8%	13.6%	17.8%	15.8%	18.6%	17.3%
Tier 1 capital	9.5	9.5	14.8	13.8	15.7	15.4	17.8	15.8	18.6	17.3
Total capital	11.5	11.5	16.0	15.2	17.0	16.8	18.3	16.4	19.1	17.9

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
NA Not applicable
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $0.52 billion as of March 31, 2023, compared to December 31, 2022, primarily due to common stock dividends and share repurchases in the first quarter of 2023, partially offset by net income and a decrease in unrealized losses on AFS securities within AOCI. Our Tier 1 capital decreased $0.52 billion as of March 31, 2023, compared to December 31, 2022, under both the advanced approaches and standardized approach, primarily due to the decrease in CET1 capital.
Our Tier 2 capital remained flat as of March 31, 2023, compared to December 31, 2022, under both the advanced approaches and standardized approach.
Our total capital decreased by $0.53 billion and $0.48 billion as of March 31, 2023, compared to December 31, 2022, under the advanced approaches and standardized approach, respectively, primarily due to the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2023 and for the year ended December 31, 2022.

TABLE 33: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,547	$14,547	$15,947	$15,947
Net income	549	549	2,774	2,774
Changes in treasury stock, at cost	(1,188)	(1,188)	(1,327)	(1,327)
Dividends declared	(235)	(235)	(984)	(984)
Goodwill and other intangible assets, net of associated deferred tax liabilities	18	18	390	390
Accumulated other comprehensive income (loss)(1)	439	439	(2,578)	(2,578)
Other adjustments(1)	(101)	(101)	325	325
Changes in common equity tier 1 capital	(518)	(518)	(1,400)	(1,400)
Common equity tier 1 capital balance, end of period	14,029	14,029	14,547	14,547
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,523	16,523	17,923	17,923
Changes in common equity tier 1 capital	(518)	(518)	(1,400)	(1,400)
Net issuance (redemption) of preferred stock	—	—	—	—
Changes in tier 1 capital	(518)	(518)	(1,400)	(1,400)
Tier 1 capital balance, end of period	16,005	16,005	16,523	16,523
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,376	1,496	1,588	1,696
Net issuance and changes in long-term debt qualifying as tier 2	(7)	(7)	(212)	(212)
Changes in adjusted allowance for credit losses	—	41	—	12
Changes in tier 2 capital	(7)	34	(212)	(200)
Tier 2 capital balance, end of period	1,369	1,530	1,376	1,496
Total capital:
Total capital balance, beginning of period	17,899	18,019	19,511	19,619
Changes in tier 1 capital	(518)	(518)	(1,400)	(1,400)
Changes in tier 2 capital	(7)	34	(212)	(200)
Total capital balance, end of period	$17,374	$17,535	$17,899	$18,019

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2023 and for the year ended December 31, 2022.

TABLE 34: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Total risk-weighted assets, beginning of period	$105,359	$107,227	$111,398	$111,667
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(1,041)	(149)	(4,850)	(3,591)
Net increase (decrease) in loans	(120)	2,294	(3,054)	(5,387)
Net increase (decrease) in securitization exposures	(10)	(9)	(5)	(5)
Net increase (decrease) in repo-style transaction exposures	1,672	5,172	(1,420)	(5,157)
Net increase (decrease) in over-the-counter derivatives exposures(1)	(80)	(170)	2,161	6,295
Net increase (decrease) in all other(2)	2,505	992	4,541	4,030
Net increase (decrease) in credit risk-weighted assets	2,926	8,130	(2,627)	(3,815)
Net increase (decrease) in market risk-weighted assets	225	225	(625)	(625)
Net increase (decrease) in operational risk-weighted assets	(214)	N/A	(2,787)	N/A
Total risk-weighted assets, end of period	$108,296	$115,582	$105,359	$107,227

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of March 31, 2023, total advanced approaches RWA increased $2.94 billion compared to December 31, 2022, mainly due to an increase in credit risk RWA. The increase in credit risk RWA primarily reflects higher repo-style transactions, driven by increased volume and higher equity markets, and higher all other RWA, related to higher cash and deposits, which was partially offset by a decrease in investment securities RWA, related to agency securities.
As of March 31, 2023, total standardized approach RWA increased $8.36 billion compared to December 31, 2022, mainly due to an increase in credit risk RWA. The increase in credit risk RWA primarily reflects higher repo-style transactions, driven by increased volume and higher equity markets, and higher loans RWA, related to new capital call commitments.
The regulatory capital ratios as of March 31, 2023, presented in Table 32: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2023, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Tier 1 and Supplementary Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and SLR. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The Tier 1 leverage ratio differs from the SLR primarily in that the denominator of the Tier 1 leverage ratio is a quarterly average of on-balance sheet assets, while the SLR additionally includes off-balance sheet exposures. We must maintain a minimum Tier 1 leverage ratio of 4%.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain a 2% SLR buffer in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.

TABLE 35: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2023	December 31, 2022
State Street:
Tier 1 capital	$16,005	$16,523
Average assets	277,492	284,346
Less: adjustments for deductions from tier 1 capital and other	(8,745)	(8,668)
Adjusted average assets for tier 1 leverage ratio	268,747	275,678
Additional SLR exposure	40,522	40,126
Adjustments for deductions of qualifying central bank deposits	(73,965)	(78,455)
Total assets for SLR	$235,304	$237,349
Tier 1 leverage ratio(1)	6.0%	6.0%
Supplementary leverage ratio	6.8	7.0

State Street Bank(2):
Tier 1 capital	$17,997	$18,273
Average assets	274,568	281,527
Less: adjustments for deductions from tier 1 capital and other	(8,376)	(8,307)
Adjusted average assets for tier 1 leverage ratio	266,192	273,220
Additional SLR exposure	42,119	42,043
Adjustments for deductions of qualifying central bank deposits	(73,965)	(78,455)
Total assets for SLR	$234,346	$236,808
Tier 1 leverage ratio(1)	6.8%	6.7%
Supplementary leverage ratio	7.7	7.7

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

Amount equal to:
External TLAC
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable countercyclical buffer, which is currently 0%); and

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of March 31, 2023:

TABLE 36: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2023
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$30,408	26.3%	$24,850	21.5%
Total leverage exposure	30,408	12.9	22,354	9.5
Long-term debt:
Risk-weighted assets	13,653	11.8	8,091	7.0
Total leverage exposure	13,653	5.8	10,589	4.5
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2023:

TABLE 37: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2023 (In millions)	Redemption Date(2)
Series D(3)	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.90% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(4)(5)	May 2015	250,000	250	1/100th	100,000	1,000	Floating rate equal to the three-month LIBOR plus 3.597%, or 8.463% effective March 15, 2023	Quarterly: March, June, September and December	247	September 15, 2020
Series G(6)	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly: March, June, September and December	493	March 15, 2026
Series H(7)	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually: June and December	494	December 15, 2023

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 38: PREFERRED STOCK DIVIDENDS

	Three Months Ended March 31,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,092	20.92	5	950	9.50	2
Series G	1,338	0.33	7	1,338	0.33	7
Total			$23			$20
Common Stock
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.25 billion of our common stock in the first quarter of 2023 under our 2023 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

TABLE 39: SHARES REPURCHASED
	Three Months Ended March 31, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2023 Program	13.6	$91.57	$1,250
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 40: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.63	$212	$0.57	$209

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 56 to 58 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and pages 165 to 167 in Note 15 to the consolidated financial statements in the 2022 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $349.97 billion and $348.92 billion as of March 31, 2023 and December 31, 2022, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $364.02 billion and $366.90 billion as collateral for indemnified securities on loan as of March 31, 2023 and December 31, 2022, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $364.02 billion and $366.90 billion, referenced above, $56.57 billion and $54.11 billion was invested in indemnified repurchase agreements as of March 31, 2023 and December 31, 2022, respectively. We or our agents held $60.94 billion and $57.90 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2023 and December 31, 2022, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
OTHER MATTERS
Closures of Silicon Valley Bank and Signature Bank and Related FDIC Matters
On March 12 and 13, 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank.
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. Under the FDIA, the assessment may be on insured depository institutions, depository institution holding companies (with the concurrence of the Treasury
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Secretary), or both, as the FDIC determines to be appropriate. In its semiannual update on the Restoration Plan for the DIF, released on April 18, 2023, the FDIC estimated the losses to the DIF of resolving SVB and Signature Bank to be $22.5 billion in the aggregate, of which $19.2 billion was attributable to the cost of covering uninsured deposits pursuant to the systemic risk exception. The FDIA provides that the special assessment will be prescribed through regulation, and the FDIC also noted in the same semiannual update on the Restoration Plan that the FDIC intends to issue a proposed rulemaking for the assessment in May 2023. The FDIC has discretion with respect to the design and timeframe for any special assessment, and, under the FDIA, the FDIC may consider the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate. The timing, amount and allocation of the special assessment that will be imposed on banking organizations, including State Street Bank, is uncertain, but the impact of the special assessment on our expenses and results of operations may be material.
United States Federal Debt Ceiling
In January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. Further delays by Congress to raise the Federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets and could exacerbate concerns over the sovereign debt of other countries. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due, including in respect of U.S. Treasury securities that play an integral role in financial markets. A payment default or delay by the U.S. government, or continued uncertainty surrounding or other developments relating to the U.S. debt ceiling, could result in a variety of adverse effects for financial markets and market participants, including our clients and counterparties, as well as our business, results of operations, liquidity and financial condition.
Replacement of Interbank Offered Rates including LIBOR
On March 5, 2021, the Intercontinental Exchange Benchmark Administration (IBA) announced, in conjunction with the United Kingdom FCA, that it would cease the publication of all EUR and Swiss Franc LIBOR settings, the overnight, one week, two week, two month and twelve month GBP LIBOR and Japanese yen (JPY) LIBOR settings, and the one week and two month USD LIBOR settings, as of December 31, 2021. Furthermore, the IBA announced that as of June 30, 2023, it would cease the publication of the overnight and twelve month USD LIBOR settings and that as of June 30, 2023 the one month, three month and six month USD LIBOR settings would become non-representative.
On September 29, 2021, the FCA announced that it would compel the IBA to continue the publication of the one month, three month and six month GBP and JPY LIBOR settings, on a synthetic, non-representative basis from year-end 2021 for a period of at least one year. On June 30, 2022, the FCA issued a consultation on winding down synthetic tenors of GBP LIBOR and on the potential introduction of a synthetic version of certain USD LIBOR settings as of June 30, 2023. On September 29, 2022, the FCA confirmed the cessation of all synthetic JPY LIBOR settings as of December 31, 2022, and the cessation of the one month and six month synthetic GBP LIBOR settings as of March 30, 2024. On November 23, 2022, the FCA issued a proposal to compel publication of a synthetic version of the one month, three month and six month USD LIBOR settings until September 30, 2024. Final confirmation of the availability of synthetic USD LIBOR for the one month, three month and six month settings was issued by the FCA on March 4, 2023.
On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest Rate (LIBOR) Act which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Federal Reserve issued a notice of proposed rulemaking on a proposal to implement the LIBOR Act, as required by its terms. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act. The final rule became effective February 27, 2023.
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
For more information on our market risk refer to pages 101 to 108 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2023, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Fee revenue:
Servicing fees	$1,217	$1,368
Management fees	457	520
Foreign exchange trading services	342	359
Securities finance	109	96
Software and processing fees	165	201
Other fee revenue	45	29
Total fee revenue	2,335	2,573
Net interest income:
Interest income	2,027	521
Interest expense	1,261	12
Net interest income	766	509
Other income:
Gains (losses) from sales of available-for-sale securities, net	—	(1)
Total other income (loss)	—	(1)
Total revenue	3,101	3,081
Provision for credit losses	44	—
Expenses:
Compensation and employee benefits	1,292	1,232
Information systems and communications	414	423
Transaction processing services	239	264
Occupancy	94	95
Acquisition and restructuring costs	—	9
Amortization of other intangible assets	60	61
Other	270	243
Total expenses	2,369	2,327
Income before income tax expense	688	754
Income tax expense	139	150
Net income	$549	$604
Net income available to common shareholders	$525	$583
Earnings per common share:
Basic	$1.54	$1.59
Diluted	1.52	1.57
Average common shares outstanding (in thousands):
Basic	341,106	366,542
Diluted	345,472	372,037
Cash dividends declared per common share	$0.63	$0.57

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$549	$604
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($12) and $10, respectively	130	(98)
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $92 and ($474), respectively	246	(1,288)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $19 and ($72), respectively	51	(194)
Net unrealized gains on retirement plans, net of related taxes of $5, and $6, respectively	12	15
Other comprehensive income (loss)	439	(1,565)
Total comprehensive income (loss)	$988	$(961)

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2023	December 31, 2022
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$3,698	$3,970
Interest-bearing deposits with banks (less allowance for credit losses of $29 and $0)	87,935	101,593
Securities purchased under resale agreements	1,134	5,215
Trading account assets	695	650
Investment securities available-for-sale (less allowance for credit losses of $2 and $2)	42,841	40,579
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $59,139 and $57,913)	65,027	64,700
Loans (less allowance for credit losses on loans of $115 and $97)	33,801	32,053
Premises and equipment (net of accumulated depreciation of $5,918 and $5,745)	2,337	2,315
Accrued interest and fees receivable	3,570	3,434
Goodwill	7,530	7,495
Other intangible assets	1,493	1,544
Other assets	40,755	37,902
Total assets	$290,816	$301,450
Liabilities:
Deposits:
Non-interest-bearing	$45,856	$46,755
Interest-bearing - U.S.	108,623	111,384
Interest-bearing - non-U.S.	69,152	77,325
Total deposits	223,631	235,464
Securities sold under repurchase agreements	3,695	1,177
Short-term borrowings	8	2,097
Accrued expenses and other liabilities	22,427	22,525
Long-term debt	16,305	14,996
Total liabilities	266,066	276,259
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 336,461,072 and 349,024,167 shares outstanding	504	504
Surplus	10,724	10,730
Retained earnings	27,342	27,028
Accumulated other comprehensive income (loss)	(3,272)	(3,711)
Treasury stock, at cost (167,418,570 and 154,855,475 shares)	(12,524)	(11,336)
Total shareholders’ equity	24,750	25,191
Total liabilities and shareholders' equity	$290,816	$301,450

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	$27,363
Net income					604				604
Other comprehensive income (loss)						(1,565)			(1,565)
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				(11)			(1,132)	77	66
Other				(14)	(1)				(15)
Balance at March 31, 2022	$1,976	503,880	$504	$10,762	$25,612	$(2,698)	136,765	$(9,932)	$26,224

Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					549				549
Other comprehensive income (loss)						439			439
Cash dividends declared:
Common stock - $0.63 per share					(212)				(212)
Preferred stock					(23)				(23)
Common stock acquired							13,647	(1,262)	(1,262)
Common stock awards exercised				(6)			(1,085)	75	69
Other							1	(1)	(1)
Balance at March 31, 2023	$1,976	503,880	$504	$10,724	$27,342	$(3,272)	167,418	$(12,524)	$24,750

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating Activities:
Net income	$549	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	32	7
Amortization of other intangible assets	60	61
Other non-cash adjustments for depreciation, amortization and accretion, net	171	232
Losses (gains) related to investment securities, net	—	1
Provision for credit losses	44	—
Change in trading account assets, net	(45)	4
Change in accrued interest and fees receivable, net	(136)	(168)
Change in collateral deposits, net	(2,962)	(187)
Change in unrealized losses (gains) on foreign exchange derivatives, net	(156)	(1,075)
Change in other assets, net	282	(955)
Change in accrued expenses and other liabilities, net	(796)	5,862
Other, net	95	200
Net cash (used in) provided by operating activities	(2,862)	4,586
Investing Activities:
Net decrease in interest-bearing deposits with banks	13,630	2,348
Net decrease in securities purchased under resale agreements	4,082	2,209
Proceeds from sales of available-for-sale securities	232	1,600
Proceeds from maturities of available-for-sale securities	3,436	4,494
Purchases of available-for-sale securities	(5,239)	(11,689)
Proceeds from maturities of held-to-maturity securities	1,363	3,632
Purchases of held-to-maturity securities	(1,557)	(4,119)
Sale of loans	273	38
Net (increase) in loans	(1,914)	(2,648)
Purchases of equity investments and other long-term assets	—	(71)
Purchases of premises and equipment, net	(182)	(138)
Other, net	188	8
Net cash provided by (used in) investing activities	14,312	(4,336)
Financing Activities:
Net increase (decrease) in time deposits	728	(1,298)
Net decrease in all other deposits	(12,560)	(2,696)
Net increase in securities sold under repurchase agreements	2,518	2,702
Net decrease in other short-term borrowings	(2,089)	(111)
Proceeds from issuance of long-term debt, net of issuance costs	1,244	1,492
Payments for long-term debt and obligations under finance leases	(11)	(765)
Repurchases of common stock	(1,250)	—
Repurchases of common stock for employee tax withholding	(59)	—
Payments for cash dividends	(243)	(229)
Net cash (used in) provided by financing activities	(11,722)	(905)
Net decrease in cash and due from banks	(272)	(655)
Cash and due from banks at beginning of period	3,970	3,631
Cash and due from banks at end of period	$3,698	$2,976

Supplemental disclosure:
Interest paid (received)	$1,212	$(22)
Income taxes paid, net	75	121

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2022 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2022 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of March 31, 2023 and December 31, 2022, we held such accounts in Russia, inclusive of $1.1 billion and $767 million, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.6 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were adopted in the first quarter of 2023:
In January 2023, we adopted ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method; as well as ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. There were no material impacts to our financial statements as a result of either of these adoptions.
Relevant standards that were recently issued but not yet adopted as of March 31, 2023:

In March 2023, the Financial Accounting Standards Board (FASB) issued an update which will permit the use of the Proportional Amortization Method to all tax equity investments, regardless of the tax credit program from which the income tax credits are received. This update is effective for State Street beginning on January 1, 2024, although early adoption is allowed. We are planning to early adopt the guidance in 2023, and are evaluating which method of adoption will be applied and the impact to our financial statements as a result of the adoption.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of March 31, 2023; none are expected to have a material impact to our financial statements.
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
State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 133 to 139 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2023
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$36	$—	$—		$36
Non-U.S. government securities	—	137	—		137
Other	—	522	—		522
Total trading account assets	36	659	—		695
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	7,627	—	—		7,627
Mortgage-backed securities	—	9,180	—		9,180
Total U.S. Treasury and federal agencies	7,627	9,180	—		16,807
Non-U.S. debt securities:
Mortgage-backed securities	—	1,563	—		1,563
Asset-backed securities	—	1,678	—		1,678
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,850	—		15,850
Other	—	2,315	—		2,315
Total non-U.S. debt securities	—	21,406	—		21,406
Asset-backed securities:
Student loans	—	110	—		110
Collateralized loan obligations	—	2,406	—		2,406
Non-agency CMBS and RMBS(2)	—	260	—		260
Other	—	90	—		90
Total asset-backed securities	—	2,866	—		2,866
State and political subdivisions	—	777	—		777
Other U.S. debt securities	—	985	—		985
Total available-for-sale investment securities	7,627	35,214	—		42,841
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,993	4	$(11,336)	4,661
Total derivative instruments	—	15,993	4	(11,336)	4,661
Other	10	557	—	—	567
Total assets carried at fair value	$7,673	$52,423	$4	$(11,336)	$48,764
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$15,379	$2	$(10,754)	$4,631
Interest rate contracts	2	—	—	—	2
Other derivative contracts	—	223	—	—	223
Total derivative instruments	6	15,602	2	(10,754)	4,856
Total liabilities carried at fair value	$6	$15,602	$2	$(10,754)	$4,856

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.81 billion and $1.23 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	2	25,745	2	(17,951)	7,798
Interest rate contracts	1	—	—	—	1
Other derivative contracts	—	216	—	—	216
Total derivative instruments	3	25,961	2	(17,951)	8,015
Total liabilities carried at fair value	$3	$25,961	$2	$(17,951)	$8,015

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
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three months ended March 31, 2023 and 2022, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During both the three months ended March 31, 2023 and 2022, there were no transfers into and out of level 3.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2023
	Fair Value as of December 31, 2022	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2023(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2023
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$4	$(2)	$—	$5	$—	$(3)	$—	$—	$4	$(2)
Total derivative instruments	4	(2)	—	5	—	(3)	—	—	4	(2)
Total assets carried at fair value	$4	$(2)	$—	$5	$—	$(3)	$—	$—	$4	$(2)

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of March 31, 2023	As of December 31, 2022	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2023			As of March 31, 2023	As of December 31, 2022
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$4	$4	Option model	Volatility	5.6%	-	17.4%	10.9%	11.4%
Total	$4	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$2	$2	Option model	Volatility	8.1%	-	16.4%	10.1%	9.8%
Total	$2	$2

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2023
Financial Assets:
Cash and due from banks	$3,698	3,698	$3,698	$—	$—
Interest-bearing deposits with banks	87,935	87,935	—	87,935	—
Securities purchased under resale agreements	1,134	1,134	—	1,134	—
Investment securities held-to-maturity	65,027	59,139	11,475	47,664	—
Net loans(1)	33,801	33,581	—	31,541	2,040
Other(2)	3,626	3,626	—	3,626	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$45,856	$45,856	$—	$45,856	$—
Interest-bearing - U.S.	108,623	108,623	—	108,623	—
Interest-bearing - non-U.S.	69,152	69,152	—	69,152	—
Securities sold under repurchase agreements	3,695	3,695	—	3,695	—
Other short-term borrowings	8	8	—	8	—
Long-term debt	16,305	15,590	—	15,428	162
Other(2)	3,626	3,626	—	3,626	—

(1) Includes $12 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2023.
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

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 140 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,834	$11	$218	$7,627	$8,232	$10	$261	$7,981
Mortgage-backed securities(1)	9,345	4	169	9,180	8,767	2	260	8,509
Total U.S. Treasury and federal agencies	17,179	15	387	16,807	16,999	12	521	16,490
Non-U.S. debt securities:
Mortgage-backed securities	1,576	1	14	1,563	1,642	—	19	1,623
Asset-backed securities(2)	1,702	—	24	1,678	1,696	—	27	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	16,202	6	358	15,850	14,512	1	424	14,089
Other(3)	2,454	2	141	2,315	2,255	—	164	2,091
Total non-U.S. debt securities	21,934	9	537	21,406	20,105	1	634	19,472
Asset-backed securities:
Student loans(4)	110	—	—	110	116	—	1	115
Collateralized loan obligations(5)	2,437	—	31	2,406	2,394	—	39	2,355
Non-agency CMBS and RMBS(6)	266	—	6	260	237	—	6	231
Other	90	—	—	90	90	—	2	88
Total asset-backed securities	2,903	—	37	2,866	2,837	—	48	2,789
State and political subdivisions	786	3	12	777	839	1	17	823
Other U.S. debt securities(7)	1,049	—	64	985	1,078	—	73	1,005
Total available-for-sale securities(8)(9)	$43,851	$27	$1,037	$42,841	$41,858	$14	$1,293	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,747	$—	$258	$11,489	$11,693	$—	$341	$11,352
Mortgage-backed securities(10)	42,262	11	5,294	36,979	42,307	3	6,030	36,280
Total U.S. Treasury and federal agencies	54,009	11	5,552	48,468	54,000	3	6,371	47,632
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	7,228	1	259	6,970	6,603	—	304	6,299
Total non-U.S. debt securities	7,228	1	259	6,970	6,603	—	304	6,299
Asset-backed securities:
Student loans(4)	3,740	1	108	3,633	3,955	1	134	3,822
Non-agency CMBS and RMBS(11)	50	18	—	68	142	18	—	160
Total asset-backed securities	3,790	19	108	3,701	4,097	19	134	3,982
Total held-to-maturity securities(8)	$65,027	$31	$5,919	$59,139	$64,700	$22	$6,809	$57,913

(1) As of March 31, 2023 and December 31, 2022, the total fair value included $6.53 billion and $6.78 billion, respectively, of agency CMBS and $2.65 billion and $1.73 billion, respectively, of agency MBS.
(2) As of March 31, 2023 and December 31, 2022, the fair value includes non-U.S. collateralized loan obligations of $0.90 billion and $0.86 billion, respectively.
(3) As of March 31, 2023 and December 31, 2022, the fair value includes non-U.S. corporate bonds of $1.39 billion and $1.14 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency CMBS as of both March 31, 2023 and December 31, 2022.
(7) As of March 31, 2023 and December 31, 2022, the fair value of U.S. corporate bonds was $0.99 billion and $1.01 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2023.
(9) As of both March 31, 2023 and December 31, 2022, total amortized cost included an allowance for credit losses on AFS investment securities of $2 million.
(10) As of March 31, 2023 and December 31, 2022, the total amortized cost included $5.29 billion and $4.99 billion of agency CMBS, respectively.
(11) As of March 31, 2023 and December 31, 2022, the total amortized cost included $42 million and $133 million, respectively, of non-agency CMBS and $8 million and $9 million, respectively, of non-agency RMBS.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $80.70 billion and $70.52 billion as of March 31, 2023 and December 31, 2022, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$127	$—	$6,536	$218	$6,663	$218
Mortgage-backed securities	3,682	41	4,859	128	8,541	169
Total U.S. Treasury and federal agencies	3,809	41	11,395	346	15,204	387
Non-U.S. debt securities:
Mortgage-backed securities	394	2	965	12	1,359	14
Asset-backed securities	276	1	1,275	23	1,551	24
Non-U.S. sovereign, supranational and non-U.S. agency	4,738	29	8,539	329	13,277	358
Other	440	7	1,657	134	2,097	141
Total non-U.S. debt securities	5,848	39	12,436	498	18,284	537
Asset-backed securities:
Collateralized loan obligations	426	5	1,851	26	2,277	31
Non-agency CMBS and RMBS	143	3	96	3	239	6
Total asset-backed securities	569	8	1,947	29	2,516	37
State and political subdivisions	199	3	241	9	440	12
Other U.S. debt securities	66	4	919	60	985	64
Total	$10,491	$95	$26,938	$942	$37,429	$1,037

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,337	$15	$5,745	$246	$7,082	$261
Mortgage-backed securities	5,524	130	2,815	130	8,339	260
Total U.S. Treasury and federal agencies	6,861	145	8,560	376	15,421	521
Non-U.S. debt securities:
Mortgage-backed securities	1,278	15	272	4	1,550	19
Asset-backed securities	859	11	765	16	1,624	27
Non-U.S. sovereign, supranational and non-U.S. agency	6,750	108	5,800	316	12,550	424
Other	771	27	1,233	137	2,004	164
Total non-U.S. debt securities	9,658	161	8,070	473	17,728	634
Asset-backed securities:
Student loans	89	1	—	—	89	1
Collateralized loan obligations	1,577	27	710	12	2,287	39
Non-agency CMBS and RMBS	193	6	3	—	196	6
Other	88	2	—	—	88	2
Total asset-backed securities	1,947	36	713	12	2,660	48
State and political subdivisions	669	12	42	5	711	17
Other U.S. debt securities	294	15	708	58	1,002	73
Total	$19,429	$369	$18,093	$924	$37,522	$1,293
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2023. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2023
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,505	$1,492	$5,781	$5,577	$548	$558	$—	$—	$7,834	$7,627
Mortgage-backed securities	56	55	633	627	5,987	5,914	2,669	2,584	9,345	9,180
Total U.S. Treasury and federal agencies	1,561	1,547	6,414	6,204	6,535	6,472	2,669	2,584	17,179	16,807
Non-U.S. debt securities:
Mortgage-backed securities	120	120	321	320	—	—	1,135	1,123	1,576	1,563
Asset-backed securities	340	335	545	537	487	481	330	325	1,702	1,678
Non-U.S. sovereign, supranational and non-U.S. agency	5,815	5,759	7,371	7,100	3,016	2,991	—	—	16,202	15,850
Other	290	285	1,949	1,834	206	188	9	8	2,454	2,315
Total non-U.S. debt securities	6,565	6,499	10,186	9,791	3,709	3,660	1,474	1,456	21,934	21,406
Asset-backed securities:
Student loans	37	37	—	—	—	—	73	73	110	110
Collateralized loan obligations	118	117	383	377	1,292	1,274	644	638	2,437	2,406
Non-agency CMBS and RMBS	—	—	20	20	—	—	246	240	266	260
Other	—	—	90	90	—	—	—	—	90	90
Total asset-backed securities	155	154	493	487	1,292	1,274	963	951	2,903	2,866
State and political subdivisions	126	125	269	264	347	349	44	39	786	777
Other U.S. debt securities	231	225	789	734	29	26	—	—	1,049	985
Total	$8,638	$8,550	$18,151	$17,480	$11,912	$11,781	$5,150	$5,030	$43,851	$42,841
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,771	$5,681	$5,940	$5,774	$24	$23	$12	$11	$11,747	$11,489
Mortgage-backed securities	144	133	583	550	4,579	3,883	36,956	32,413	42,262	36,979
Total U.S. Treasury and federal agencies	5,915	5,814	6,523	6,324	4,603	3,906	36,968	32,424	54,009	48,468
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,119	2,083	4,398	4,221	711	666	—	—	7,228	6,970
Total non-U.S. debt securities	2,119	2,083	4,398	4,221	711	666	—	—	7,228	6,970
Asset-backed securities:
Student loans	266	258	7	7	892	873	2,575	2,495	3,740	3,633
Non-agency CMBS and RMBS	43	49	—	—	—	—	7	19	50	68
Total asset-backed securities	309	307	7	7	892	873	2,582	2,514	3,790	3,701
Total	$8,343	$8,204	$10,928	$10,552	$6,206	$5,445	$39,550	$34,938	$65,027	$59,139

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
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 144 to 145 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2023, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We had no allowance for credit losses on our HTM securities as of both March 31, 2023 and December 31, 2022.
Our allowance for credit losses on our AFS securities was approximately $2 million as of both March 31, 2023 and December 31, 2022. In the first quarter of 2023, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the resulting gross pre-tax unrealized losses of $6.96 billion related to 2,061 securities as of March 31, 2023 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations in loan form, overdrafts and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 145 to 150 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,184	$12,154
Leveraged loans	2,278	2,431
Overdrafts	2,418	1,707
CLOs	100	100
Other(3)	1,992	1,871
Commercial real estate	2,901	2,985
Total domestic	$21,873	$21,248
Foreign(1):
Commercial and financial:
Fund Finance(2)	$4,556	$3,949
Leveraged loans	1,114	1,118
Overdrafts	1,389	1,094
CLOs	4,984	4,741
Total foreign	12,043	10,902
Total loans(4)	33,916	32,150
Allowance for credit losses	(115)	(97)
Loans, net of allowance	$33,801	$32,053

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $8.99 billion private equity capital call finance loans, $5.97 billion loans to real money funds and $1.21 billion loans to business development companies as of March 31, 2023, compared to $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022.
(3) Includes $1.66 billion securities finance loans, $321 million loans to municipalities and $7 million other loans as of March 31, 2023 and $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022.
(4) As of March 31, 2023, excluding overdrafts, floating rate loans totaled $27.34 billion and fixed rate loans totaled $2.77 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2022 Form 10-K for additional details.
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The commercial and financial segment is composed of primarily fund finance loans, purchased leveraged loans, purchased collateralized loan obligations in loan form, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2023 and December 31, 2022, the loans pledged as collateral totaled $9.71 billion and $10.17 billion, respectively.
As of March 31, 2023, we had one $45 million loan on non-accrual status and as of December 31, 2022, we had no loans on non-accrual status.
We sold $283 million of loans in the first quarter of 2023, of which $12 million remained unsettled and was held-for-sale as of March 31, 2023. We recorded a charge-off against the allowance for these loans of $3 million in the first quarter of 2023.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of March 31, 2023, we had 7 loans for $174 million in the commercial and financial segment that no longer met the similar risk characteristics of their collective pool. We recorded an allowance for credit losses of $23 million as of March 31, 2023 on these loans. Additionally, as of March 31, 2023, we had one interest-bearing deposit with banks for $1 billion that did not meet the similar risk characteristics of the collective pool. We recorded an allowance for credit losses of $29 million as of March 31, 2023 for this deposit.
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
For additional information on the allowance for credit losses, refer to pages 145 to 150 in Note 4 to the consolidated financial statements included under item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2023.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 86% of our loans were rated as investment grade as of March 31, 2023 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 12% of our loans as of March 31, 2023, and are concentrated in leveraged loans. Approximately 95% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2023.
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
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$27,003	$2,226	$29,229
Speculative	3,516	542	4,058
Special mention	355	88	443
Substandard	129	—	129
Doubtful	—	45	45
Total(1)(2)	$31,003	$2,901	$33,904

December 31, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,667	$2,509	$27,176
Speculative	4,103	388	4,491
Special mention	291	88	379
Substandard	99	—	99
Total(1)(2)	$29,160	$2,985	$32,145

(1) Loans Include $3.81 billion and $2.80 billion of overdrafts as of March 31, 2023 and December 31, 2022, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of March 31, 2023, $3.66 billion overdrafts were investment grade and $0.15 billion overdrafts were speculative.
(2) Total does not include $12 million and $5 million of loans classified as held-for-sale as of March 31, 2023 and December 31, 2022, respectively.
For additional information about credit quality, refer to pages 146 to 150 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of March 31, 2023. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,341	$161	$185	$66	$300	$7	$13,088	$16,148
Speculative	117	218	710	133	436	327	469	2,410
Special mention	5	4	160	—	129	—	—	298
Substandard	—	—	30	5	42	38	—	115
Total commercial and financing	$2,463	$383	$1,085	$204	$907	$372	$13,557	$18,971

Commercial real estate:
Risk Rating:
Investment grade	$—	$520	$528	100	$330	$748	$—	$2,226
Speculative	—	—	—	50	163	329	—	542
Special mention	—	—	—	—	48	40	—	88
Doubtful	—	—	—	—	—	45	—	45
Total commercial real estate	$—	$520	$528	$150	$541	$1,162	$—	$2,901

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,534	$1,993	$2,815	$—	$—	$—	$4,513	$10,855
Speculative	74	143	516	76	189	108	—	1,106
Special mention	—	—	—	29	5	23	—	57
Substandard	—	—	—	—	—	14	—	14
Total commercial and financing	$1,608	$2,136	$3,331	$105	$194	$145	$4,513	$12,032

Total loans(2)	$4,071	$3,039	$4,944	$459	$1,642	$1,679	$18,070	$33,904

(1) Any reserve associated with accrued interest is not material. As of March 31, 2023, accrued interest receivable of $268 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $12 million of loans classified as held-for-sale as of March 31, 2023.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2022:

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

The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$73	$5	$19	$2	$23	$(1)	$121
Charge-offs	(3)	—	—	—	—	—	(3)
Provision	12	(1)	10	—	(7)	30	44
Ending balance	$82	$4	$29	$2	$16	$29	$162

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Three Months Ended March 31, 2022
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$61	$12	$14	$2	$19	$—	$108
Charge-offs	(1)	—	—	—	—	—	(1)
Provision	1	(1)	—	—	—	—	—
Ending balance	$61	$11	$14	$2	$19	$—	$107

(1) Includes $10 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the first quarter of 2023, we recorded $44 million provision for credit losses, driven by an episodic provision of $29 million associated with industry support for a U.S. financial institution, as well as an increase in loan loss reserves driven by credit portfolio rating changes. In the first quarter of 2022, we recorded no provision for credit losses. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2023, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2021	$7,354	$267	$7,621
Acquisitions	3	—	3
Foreign currency translation	(125)	(4)	(129)
Ending balance December 31, 2022	$7,232	$263	$7,495
Acquisitions	—	—	—
Foreign currency translation	34	1	35
Ending balance March 31, 2023	$7,266	$264	$7,530

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2021	$1,746	$70	$1,816
Amortization	(217)	(21)	(238)
Foreign currency translation	(34)	—	(34)
Ending balance December 31, 2022	1,495	49	1,544
Amortization	(54)	(6)	(60)
Foreign currency translation	9	—	9
Ending balance March 31, 2023	$1,450	$43	$1,493

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,745	$(1,677)	$1,068
Technology	402	(188)	214
Core deposits	687	(488)	199
Other	86	(74)	12
Total	$3,920	$(2,427)	$1,493

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,728	$(1,626)	$1,102
Technology	402	(178)	224
Core deposits	683	(477)	206
Other	84	(72)	12
Total	$3,897	$(2,353)	$1,544
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Securities borrowed(1)	$21,627	$16,489
Derivative instruments, net	4,661	7,664
Bank-owned life insurance	3,674	3,649
Collateral, net	3,087	1,833
Investments in joint ventures and other unconsolidated entities(2)	3,025	3,245
Deferred tax assets, net of valuation allowance(3)	989	1,127
Prepaid expenses	679	558
Receivable for securities settlement	536	383
Right-of-use assets	478	500
Accounts receivable	446	404
Income taxes receivable	273	235
Deposits with clearing organizations	62	62
Other(4)	1,218	1,753
Total	$40,755	$37,902

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $176 million and $179 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, a gain of $19 million resulting from an observable transaction was recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $505 million and $1,201 million as of March 31, 2023 and December 31, 2022, respectively.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate and currency risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 154 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to page 154 to 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets, liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the EURIBOR benchmark rate.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2023, is approximately $209 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$6,345	$8,683
Foreign exchange contracts:
Forward, swap and spot	2,414,003	2,267,221
Options purchased	745	607
Options written	257	445
Futures	1,560	1,550
Other:
Stable value contracts(1)	31,094	31,391
Deferred value awards(2)	384	300
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	18,659	22,566
Foreign exchange contracts:
Forward and swap	8,924	8,213

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 158 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,841	$26,081	$15,306	$25,407
Other derivative contracts	—	—	223	216
Total	$15,841	$26,081	$15,529	$25,623

Derivatives designated as hedging instruments:
Foreign exchange contracts	$156	$105	$79	$342
Interest rate contracts	—	—	2	1
Total	$156	$105	$81	$343

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$232	$239
Foreign exchange contracts	Interest expense	5	13
Interest rate contracts	Foreign exchange trading services revenue	1	6
Other derivative contracts	Compensation and employee benefits	(55)	(54)
Total		$183	$204

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$13,760	$(434)	$225
Available-for-sale securities(2)(3)	10,330	(562)	7

	December 31, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,513	$(644)	$362
Available-for-sale securities(2)(3)	9,801	(675)	8

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At March 31, 2023 and December 31, 2022, the amortized cost of the closed portfolios used in these hedging relationships was $724 million and $207 million, respectively, of which $400 million and $64 million, respectively, was designated under the portfolio layer hedging relationship. At March 31, 2023 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was ($5) million and ($4) million, respectively.
(3) Carrying amount represents amortized cost.
As of March 31, 2023 and December 31, 2022, the total notional amount of the interest rate swaps of fair value hedges was $18.65 billion and $20.32 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2023	2022			2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(113)	$210	Available-for-sale securities(1)	Net interest income	$113	$(210)
Interest rate contracts	Net interest income	108	(243)	Long-term debt	Net interest income	(108)	243
Total		$(5)	$(33)			$5	$33

(1) In the first quarter of March 31, 2023, approximately $81 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $157 million of net unrealized gains in the same period of 2022.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2023	2022
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$3	$(291)	Net interest income	$(51)	$19
Foreign exchange contracts	16	47	Net interest income	—	3
Total derivatives designated as cash flow hedges	$19	$(244)		$(51)	$22

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(41)	$64	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(41)	64		—	—
Total	$(22)	$(180)		$(51)	$22

(1) As of March 31, 2023, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of March 31, 2023 totaled approximately $2.33 billion, against which we provided $0.87 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2023, the maximum additional collateral we would be required to post to our counterparties is approximately $1.46 billion.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 158 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
As of March 31, 2023 and December 31, 2022, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $6.45 billion and $8.14 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $3.00 billion and $3.63 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2023
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,997	$(9,526)	$6,471	$—	$6,471
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(1,810)	(1,810)	(1,187)	(2,997)
Total derivatives	15,997	(11,336)	4,661	(1,187)	3,474
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	212,605	(189,844)	22,761	(21,927)	834
Total derivatives and other financial instruments	$228,602	$(201,180)	$27,422	$(23,114)	$4,308

Assets:	December 31, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$26,186	$(15,224)	$10,962	$—	$10,962
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(3,298)	(3,298)	(1,717)	(5,015)
Total derivatives	26,186	(18,522)	7,664	(1,717)	5,947
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	125,797	(104,093)	21,704	(20,960)	744
Total derivatives and other financial instruments	$151,983	$(122,615)	$29,368	$(22,677)	$6,691

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
(7) Included in the $22.76 billion as of March 31, 2023 were $1.13 billion of resale agreements and $21.63 billion of collateral provided related to securities borrowing. Included in the $21.70 billion as of December 31, 2022 were $5.21 billion of resale agreements and $16.49 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2023
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,385	(9,526)	$5,859	$—	$5,859
Interest rate contracts(6)	2	—	2	—	2
Other derivative contracts	223	—	223	—	223
Cash collateral and securities netting	NA	(1,228)	(1,228)	(515)	(1,743)
Total derivatives	15,610	(10,754)	4,856	(515)	4,341
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	203,445	(189,844)	13,601	(12,399)	1,202
Total derivatives and other financial instruments	$219,055	$(200,598)	$18,457	$(12,914)	$5,543

Liabilities:	December 31, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,749	$(15,224)	$10,525	$—	$10,525
Interest rate contracts(6)	1	—	1	—	1
Other derivative contracts	216	—	216	—	216
Cash collateral and securities netting	NA	(2,727)	(2,727)	(908)	(3,635)
Total derivatives	25,966	(17,951)	8,015	(908)	7,107
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	111,653	(104,093)	7,560	(6,433)	1,127
Total derivatives and other financial instruments	$137,619	$(122,044)	$15,575	$(7,341)	$8,234

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
(7) Included in the $13.60 billion as of March 31, 2023 were $3.69 billion of repurchase agreements and $9.91 billion of collateral received related to securities lending transactions. Included in the $7.56 billion as of December 31, 2022 were $1.18 billion of repurchase agreements and $6.38 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of March 31, 2023					As of December 31, 2022
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$189,481	$—	$197	$—	$189,678	$100,899	$—	$200	$—	$101,099
Non-U.S. sovereign debt	336	—	—	—	336	702	—	—	—	702
Total	189,817	—	197	—	190,014	101,601	—	200	—	101,801
Securities lending transactions:
US Treasury and agency securities	8	—	—	—	8	44	—	—	—	44
Corporate debt securities	121	—	—	—	121	67	—	—	—	67
Equity securities	6,614	—	1	3,061	9,676	4,509	—	—	1,606	6,115
Other(1)	3,626	—	—	—	3,626	3,626	—	—	—	3,626
Total	10,369	—	1	3,061	13,431	8,246	—	—	1,606	9,852
Gross amount of recognized liabilities for repurchase agreements and securities lending	$200,186	$—	$198	$3,061	$203,445	$109,847	$—	$200	$1,606	$111,653

(1) Represents a security interest in underlying client assets related to our enhanced custody business, which clients have allowed us to transfer and re-pledge.
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 161 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Commitments:
Unfunded credit facilities	$32,990	$31,208
Guarantees(1):
Indemnified securities financing	$349,966	$348,924
Standby letters of credit	1,859	2,125

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 76% of our unfunded commitments to extend credit expire within one year as of March 31, 2023, compared to approximately 77% as of December 31, 2022.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 161 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
Fair value of indemnified securities financing	$349,966	$348,924
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	364,016	366,895
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	56,569	54,114
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	60,935	57,903
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2023 and December 31, 2022, we had approximately $21.63 billion and $16.49 billion, respectively, of collateral provided and approximately $9.91 billion and $6.38 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. At March 31, 2023 and December 31, 2022, we did not record any liabilities under these arrangements.
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
As of March 31, 2023, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $16 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2023, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts)
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ranges up to approximately $55 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
We resolved potential criminal claims that arose from these matters by entering into a deferred prosecution agreement with the office of the United States Attorney for the District of Massachusetts and paying a $115 million penalty in May 2021. In June 2019, we reached an agreement with the SEC to settle its claims that we violated the recordkeeping provisions of Section 34(b) of the Investment Company Act of 1940 and caused violations of Section 31(a) of the Investment Company Act and Rules 31a-1(a) and 31a-1(b) thereunder in connection with our overcharges of customers which are registered investment companies. In reaching this settlement, we neither admitted nor denied the claims contained in the SEC’s order, and agreed to pay a civil monetary penalty of $40 million. Also in June 2019, we reached an agreement with the Massachusetts Attorney General’s office to resolve its claims related to this matter. In reaching this settlement, we neither admitted nor denied the claims in the order, and agreed to pay a civil monetary penalty of $5.5 million. The SEC and Massachusetts Attorney General’s office settlements both recognize that the payment of $48.8 million in disgorgement and interest is satisfied by our direct reimbursements of our customers. We paid fines to resolve claims of the Securities Divisions of the Secretaries of the State of Massachusetts and New Hampshire. The costs associated with the settlements discussed above were within our related and previously established accruals for loss contingencies.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $280 million and $285 million as of March 31, 2023 and December 31, 2022, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of March 31, 2023 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 164 to 165 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2022 Form 10-K.
Interests in Investment Funds
As of both March 31, 2023 and December 31, 2022, we had no consolidated funds. As of both March 31, 2023 and December 31, 2022, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $16 million and $15 million as of March 31, 2023 and December 31, 2022, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of March 31, 2023 and December 31, 2022, our potential maximum loss exposure related to these unconsolidated entities totaled $1.54 billion and $1.60 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12.    Shareholders' Equity
Preferred Stock
    The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2023:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2023 (In millions)	Redemption Date(2)
Series D(3)	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then a floating rate equal to the three-month LIBOR plus 3.108%	Quarterly	$742	March 15, 2024
Series F(4)(5)	May 2015	250,000	250	1/100th	100,000	1,000	Floating rate equal to the three-month LIBOR plus 3.597%, or 8.463% effective March 15, 2023	Quarterly	247	September 15, 2020
Series G(6)	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35% to but excluding March 15, 2026, then a floating rate equal to the three-month LIBOR plus 3.709%	Quarterly	493	March 15, 2026
Series H(7)	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month LIBOR plus 2.539%	Semi-annually	494	December 15, 2023

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,092	20.92	5	950	9.50	2
Series G	1,338	0.33	7	1,338	0.33	7
Total			$23			$20

Common Stock
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.25 billion of our common stock in the first quarter of 2023 under our 2023 share repurchase authorization.
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended March 31, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2023 Program	13.6	$91.57	$1,250

The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.63	$212	$0.57	$209

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2021	$(2)	$(50)	$(130)	$(1,019)	$68	$(1,133)
Other comprehensive income (loss) before reclassifications	(178)	(1,288)	—	(162)	64	(1,564)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(16)	—	15	—	—	(1)
Other comprehensive income (loss)	(194)	(1,288)	15	(162)	64	(1,565)
Balance as of March 31, 2022	$(196)	$(1,338)	$(115)	$(1,181)	$132	$(2,698)
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	14	194	—	172	(42)	338
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	37	52	12	—	—	101
Other comprehensive income (loss)	51	246	12	172	(42)	439
Balance as of March 31, 2023	$(308)	$(1,571)	$(131)	$(1,579)	$317	$(3,272)

(1) Includes after-tax net unamortized unrealized gains (losses) related to AFS investment securities that have been transferred to HTM of ($697) million and ($749) million as of March 31, 2023 and December 31, 2022, respectively.

The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $19 and $0, respectively	$52	$—	Net interest income
Cash flow hedges:
(Gains) losses reclassified from accumulated other comprehensive income into income, net of related taxes of $14 and $(6), respectively	37	(16)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $5 and $6, respectively	12	15	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$101	$(1)
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 167 to 168 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
As of March 31, 2023, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2023, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2023 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches March 31, 2023	Basel III Standardized Approach March 31, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common shareholders' equity:
Common stock and related surplus			$11,228	$11,228	$11,234	$11,234	$13,033	$13,033	$13,033	$13,033
Retained earnings			27,342	27,342	27,028	27,028	16,340	16,340	16,975	16,975
Accumulated other comprehensive income (loss)			(3,272)	(3,272)	(3,711)	(3,711)	(3,000)	(3,000)	(3,428)	(3,428)
Treasury stock, at cost			(12,524)	(12,524)	(11,336)	(11,336)	—	—	—	—
Total			22,774	22,774	23,215	23,215	26,373	26,373	26,580	26,580
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,527)	(8,527)	(8,545)	(8,545)	(8,268)	(8,268)	(8,288)	(8,288)
Other adjustments(1)			(218)	(218)	(123)	(123)	(108)	(108)	(19)	(19)
Common equity tier 1 capital			14,029	14,029	14,547	14,547	17,997	17,997	18,273	18,273
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			16,005	16,005	16,523	16,523	17,997	17,997	18,273	18,273
Qualifying subordinated long-term debt			1,369	1,369	1,376	1,376	541	541	542	542
Allowance for credit losses			—	161	—	120	—	161	—	120
Total capital			$17,374	$17,535	$17,899	$18,019	$18,538	$18,699	$18,815	$18,935
Risk-weighted assets:
Credit risk(2)			$64,034	$113,869	$61,108	$105,739	$57,476	$112,093	$54,675	$104,184
Operational risk(3)			42,549	NA	42,763	NA	42,192	NA	42,325	NA
Market risk			1,713	1,713	1,488	1,488	1,713	1,713	1,488	1,488
Total risk-weighted assets			$108,296	$115,582	$105,359	$107,227	$101,381	$113,806	$98,488	$105,672

Adjusted quarterly average assets			$268,747	$268,747	$275,678	$275,678	$266,192	$266,192	$273,220	$273,220

Capital Ratios:	2023 Minimum Requirements(4)	2022 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.0%	12.1%	13.8%	13.6%	17.8%	15.8%	18.6%	17.3%
Tier 1 capital	9.5	9.5	14.8	13.8	15.7	15.4	17.8	15.8	18.6	17.3
Total capital	11.5	11.5	16.0	15.2	17.0	16.8	18.3	16.4	19.1	17.9
Tier 1 leverage(5)	4.0	4.0	6.0	6.0	6.0	6.0	6.8	6.8	6.7	6.7

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
(5)State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest income:
Interest-bearing deposits with banks	$641	$9
Investment securities:
Investment securities available-for-sale	347	154
Investment securities held-to-maturity	321	171
Total investment securities	668	325
Securities purchased under resale agreements	76	10
Loans	397	172
Other interest-earning assets	245	5
Total interest income	2,027	521
Interest expense:
Interest-bearing deposits	953	(63)
Securities sold under repurchase agreements	9	—
Federal funds purchased	1	—
Short-term borrowings	11	—
Long-term debt	184	65
Other interest-bearing liabilities	103	10
Total interest expense	1,261	12
Net interest income	$766	$509
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022
Professional services	$106	$97
Regulatory fees and assessments	26	20
Sales advertising and public relations	23	19
Bank operations	11	4
Securities processing	10	8
Donations	7	6
Other	87	89
Total other expenses	$270	$243
Acquisition and Restructuring Costs
Acquisition and restructuring costs were nil in the first quarter of 2023 compared to $9 million in the first quarter of 2023 related to the BBH Investor Services acquisition transaction that we are no longer pursuing.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Payments and Other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	$51	$5	$56
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	$69	$4	$73
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to page 175 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net income	$549	$604
Less:
Preferred stock dividends	(23)	(20)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$525	$583
Average common shares outstanding (In thousands):
Basic average common shares	341,106	366,542
Effect of dilutive securities: equity-based awards	4,366	5,495
Diluted average common shares	345,472	372,037
Anti-dilutive securities(2)	23	8
Earnings per common share:
Basic	$1.54	$1.59
Diluted(3)	1.52	1.57

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
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 169 to 171 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 175 to 177 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, including repositioning charges, employee costs, acquisition costs, revenue-related recoveries and certain legal accruals.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Servicing fees	$1,217	$1,368	$—	$—	$—	$—	$1,217	$1,368
Management fees	—	—	457	520	—	—	457	520
Foreign exchange trading services	321	342	21	17	—	—	342	359
Securities finance	103	93	6	3	—	—	109	96
Software and processing fees	165	201	—	—	—	—	165	201
Other fee revenue	28	46	17	(17)	—	—	45	29
Total fee revenue	1,834	2,050	501	523	—	—	2,335	2,573
Net interest income	762	509	4	—	—	—	766	509
Total other income	—	(1)	—	—	—	—	—	(1)
Total revenue	2,596	2,558	505	523	—	—	3,101	3,081
Provision for credit losses	44	—	—	—	—	—	44	—
Total expenses	1,978	1,925	386	389	5	13	2,369	2,327
Income before income tax expense	$574	$633	$119	$134	$(5)	$(13)	$688	$754
Pre-tax margin	22%	25%	24%	26%			22%	24%

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 177 to 180 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2023
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$1,217	$—	$1,217	$—	$—	$—	$1,217
Management fees	—	—	—	457	—	457	457
Foreign exchange trading services	90	231	321	21	—	21	342
Securities finance	63	40	103	—	6	6	109
Software and processing fees	120	45	165	—	—	—	165
Other fee revenue	—	28	28	—	17	17	45
Total fee revenue	1,490	344	1,834	478	23	501	2,335
Net interest income	—	762	762	—	4	4	766
Total other income	—	—	—	—	—	—	—
Total revenue	$1,490	$1,106	$2,596	$478	$27	$505	$3,101

	Three Months Ended March 31, 2022
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$1,368	$—	$1,368	$—	$—	$—	$1,368
Management fees	—	—	—	520	—	520	520
Foreign exchange trading services	101	241	342	17	—	17	359
Securities finance	54	39	93	—	3	3	96
Software and processing fees	151	50	201	—	—	—	201
Other fee revenue	—	46	46	—	(17)	(17)	29
Total fee revenue	1,674	376	2,050	537	(14)	523	2,573
Net interest income	—	509	509	—	—	—	509
Total other income	—	(1)	(1)	—	—	—	(1)
Total revenue	$1,674	$884	$2,558	$537	$(14)	$523	$3,081

Contract balances and contract costs
As of March 31, 2023 and December 31, 2022, net receivables of $2.68 billion and $2.63 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $138 million of deferred revenue as of both March 31, 2023 and December 31, 2022. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the first quarter of 2023, we recognized revenue of $57 million relating to deferred revenue as of December 31, 2022.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.5 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2023			2022
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,283	$1,818	$3,101	$1,380	$1,701	$3,081
Income before income tax expense	252	436	688	362	392	754

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% and 27% of total management fees in the first quarter of 2023 and 2022, respectively.
Servicing fees generated outside the U.S. were approximately 46% and 47% of total servicing fees in the first quarter of 2023 and 2022, respectively.
Non-U.S. assets were $81.76 billion and $94.68 billion as of March 31, 2023 and 2022, respectively.

State Street Corporation | 85

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2023 and 2022 and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
April 27, 2023

State Street Corporation | 86

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
BBH	Brown Brothers Harriman & Co	LIBOR	London Interbank Offered Rate
bps	Basis points	LTD	Long-term debt
CAD	Canadian Dollar	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MMLF	Money Market Mutual Fund Liquidity Facility
CCB	Capital Conservation Buffer	NII	Net interest income
CMBS	Commercial Mortgage backed Security	NIM	Net interest margin
CRD	Charles River Development	OTC	Over-the-counter
CET1(1)	Common equity tier 1	PCAOB	Public Company Accounting Oversight Board
CLO	Collateralized Loan Obligation	RWA(1)	Risk-weighted assets
CVA	Credit valuation adjustment	SaaS	Software as a service
ECB	European Central Bank	SA-CCR	Standardized Approach for Counterparty Credit Risk
ESG	Environmental, Social and Governance	SCB	Stress Capital Buffer
ETF	Exchange-Traded Fund	SEC	Securities and Exchange Commission
EUR	Euro	SLR(1)	Supplementary leverage ratio
EURIBOR	Euro Interbank Offered Rate	SPDR	Spider; Standard and Poor's depository receipt
FCA	Financial Conduct Authority (UK)	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FTE	Fully taxable-equivalent	USD	U.S. Dollar
FX	Foreign exchange	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles
GBP	British Pound Sterling

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

State Street Corporation | 88

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.25 billion of our common stock in the first quarter of 2023 under our 2023 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended March 31, 2023.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
January 1 - January 31, 2023	4,545	$89.15	4,545	$4,095
February 1 - February 28, 2023	9,102	92.78	9,102	3,250
March 1 - March 31, 2023	—	—	—	3,250
Total	13,647	$91.57	13,647	$3,250
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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
A significant portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including deferred stock and performance-based restricted stock unit awards. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following the delivery of shares of our common stock under those equity awards, once any applicable service-, time- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.
Transactions in our securities by our executive officers are required to be made in accordance with our Securities Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Securities Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the first quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. As noted above, a significant portion of the compensation of the executives identified in the table is delivered in the form of deferred equity awards, including deferred stock and performance-based restricted stock unit awards. For example, for the 2022 annual performance year each of these executives received 65% of their total incentive compensation in the form of those awards, consistent with the description of our incentive compensation program in the Compensation Discussion and Analysis section of the proxy statement for our 2023 annual meeting of shareholders (CD&A). In addition, the executives identified in the table are required to maintain an ownership of State Street common stock with a value equal to at least a multiple of their annual salary (5 times for Mr. Aboaf and Mr. Maiuri and 3 times for Mr. Richards) under our stock ownership guidelines, as further described in our CD&A. In the event that the executives identified below sell the maximum number of shares contemplated in the table, and no additional shares, upon expiration of their respective 10b5-1 trading plan each executive would still hold at least 70% of the total shares directly or indirectly owned on the date of the adoption of that plan and, assuming consistent stock price levels, also are expected to continue to satisfy our stock ownership guideline requirements.
State Street Corporation | 89

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Eric W. Aboaf Vice Chairman and Chief Financial Officer	2/17/2023	12/29/2023	Sale of up to 33,785 shares of common stock in several transactions during 2023
Louis D. Maiuri President, Chief Operating Officer and Head of Investment Services	2/21/2023	11/30/2023	Sale of up to 26,400 shares of common stock in several transactions during 2023
Michael L. Richards Executive Vice President and Chief Administrative Officer	2/21/2023	12/29/2023	Sale of up to 3,455 shares of common stock in several transactions during 2023

(1) In each case, a trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the first quarter of 2023, none of our directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 90

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

	10.1†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.2†	State Street's 2017 Stock Incentive Plan

	10.3†	Forms of award agreements under State Street's 2017 Stock Incentive Plan

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2023 and 2022, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2023 and 2022, (iii) consolidated statement of condition as of March 31, 2023 and December 31, 2022, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2023 and 2022, (v) consolidated statement of cash flows for the three months ended March 31, 2023 and 2022, and (vi) notes to consolidated financial statements.
State Street Corporation | 91

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	April 27, 2023	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2023	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 92