Form 10-Q
period 2023-09-30
STATE STREET CORP
filed 2023-10-27
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 25, 2023 was 308,583,511.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2023

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $40.02 trillion of AUC/A and $3.69 trillion of AUM as of September 30, 2023.
As of September 30, 2023, we had consolidated total assets of $284.42 billion, consolidated total deposits of $213.00 billion, consolidated total shareholders' equity of $23.62 billion and approximately 42,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
Our executive offices are located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Form 10-Q), unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 120 to 122, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K. We did not change these significant accounting policies in the first nine months of 2023.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and NSFR, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" tab of our corporate website at investors.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-Q.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, ESG, human capital, climate, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, leverage ratios, joint ventures and divestitures, client growth and new technologies, services, asset installations and opportunities, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” "outcome," “forecast,” "future," “outlook,” “believe,” “priority,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy,” “goal,” "aim," "pipeline," "trajectory" and "guidance" or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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
•Our development and completion of new products and services, including State Street Alpha® or State Street Digital®, and the enhancement of our infrastructure required to meet increased regulatory and client expectations for resiliency and the systems and process re-engineering necessary to achieve improved productivity and reduced operating risk, involve costs, risks and dependencies on third parties;
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure or as a result of a cyber-attack or similar vulnerability in our or business partners' infrastructure;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of these transactions, including the consolidation of one of our operations joint ventures in India, pose risks for our business; and
•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financial Market Risks
•We could be adversely affected by geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, the Israel-Hamas war, ongoing war in Ukraine, actions taken by central banks to address inflationary pressures, challenging conditions in global equity markets, periods of significant volatility in valuations and liquidity or other disruptions in the markets for equity, fixed income and other asset classes globally or within specific markets such as those that impacted the UK gilts in the fourth quarter of 2022;
•We have significant international operations and clients that can be adversely impacted by developments in European and Asian economies, including local, regional and geopolitical developments affecting those economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, increases in prevailing interest rates have, and could further, lead to reduced levels of client deposits and resulting decreases in our NII;
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
•Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management stewardship and corporate ESG practices;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the "Filings & reports" tab of our corporate website at investors.statestreet.com.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2023	2022
Total fee revenue	$2,361	$2,299	3%
Net interest income	624	660	(5)
Total other income	(294)	—	nm
Total revenue	2,691	2,959	(9)
Total expenses	2,180	2,110	3
Income before income tax expense	511	849	(40)
Income tax expense	89	159	(44)
Net income	$422	$690	(39)
Adjustments to net income:
Dividends on preferred stock(1)	$(24)	$(21)	14
Net income available to common shareholders	$398	$669	(41)
Earnings per common share:
Basic	$1.27	$1.82	(30)
Diluted	1.25	1.80	(31)
Average common shares outstanding (in thousands):
Basic	313,147	367,789	(15)
Diluted	317,329	372,418	(15)
Cash dividends declared per common share	$0.69	$0.63	10
Return on average common equity	7.3%	11.2%	(390) bps
Pre-tax margin	19.0	28.7	(970)

	Nine Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2023	2022
Total fee revenue	$7,115	$7,242	(2)%
Net interest income	2,081	1,753	19
Total other income	(294)	(2)	nm
Total revenue	8,902	8,993	(1)
Provision for credit losses	26	10	nm
Total expenses	6,761	6,545	3
Income before income tax expense	2,115	2,438	(13)
Income tax expense	381	397	(4)
Net income	$1,734	$2,041	(15)
Adjustments to net income:
Dividends on preferred stock(1)	$(84)	$(76)	11
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$1,649	$1,964	(16)
Earnings per common share:
Basic	$5.03	$5.35	(6)
Diluted	4.97	5.28	(6)
Average common shares outstanding (in thousands):
Basic	327,776	367,240	(11)
Diluted	332,011	372,194	(11)
Cash dividends declared per common share	$1.95	$1.77	10
Return on average common equity	9.9%	10.9%	(100) bps
Pre-tax margin	23.8	27.1	(330)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2023 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2023 compared to the same periods of 2022, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2022 period to the relevant 2023 period results.
Financial Results and Highlights
•Third quarter of 2023 financial performance:
◦Earnings per share (EPS) of $1.25, in the third quarter of 2023, decreased 31% as compared to the same period of 2022, and includes a pre-tax loss on sale of investment securities of approximately $294 million related to an investment portfolio repositioning which decreased EPS by $0.68 in the third quarter of 2023.
◦Total revenue decreased 9% in the third quarter of 2023, compared to the same period of 2022, as the loss on sale of investment securities and lower NII were partially offset by higher fee revenue.
◦Total expenses increased 3% in the third quarter of 2023, compared to the same period of 2022, primarily reflecting higher salaries and continued business investments, partially offset by productivity savings and the absence of acquisition and restructuring costs incurred in the third quarter of 2022.
◦Return on equity was 7.3%, a decrease from 11.2% in the same period of 2022, primarily due to the loss on sale of investment securities which contributed 3.9% points to the decrease in the third quarter of 2023. Pre-tax margin of 19.0% in the third quarter of 2023 decreased from 28.7% in the same period of 2022, primarily due to the loss on sale of investment securities and higher expenses.
◦Operating leverage was negative 12.4% points in the third quarter of 2023. Pre-tax loss on sale of investment securities decreased operating leverage by 9.9% points in the third quarter of 2023. Operating leverage represents the difference between the percentage change in
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
◦Fee operating leverage was positive 0.6% points in the third quarter of 2023. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
◦We returned approximately $1.2 billion to our shareholders in the form of common stock dividends and common share repurchases.
Revenue
•Total fee revenue increased 3% in the third quarter of 2023, compared to the same period of 2022, reflecting higher servicing fees, management fees, software and processing fees and other fee revenue, partially offset by lower securities finance and FX trading services revenue.
•Servicing fee revenue increased 1% in the third quarter of 2023, compared to the same period of 2022, primarily driven by higher average equity market levels, net new business and the impact of currency translation, partially offset by lower client activity and adjustments, and normal pricing headwinds.
•Management fee revenue increased 1% in the third quarter of 2023, compared to the same period of 2022, as higher average equity market levels were partially offset by a previously disclosed shift of certain management fees into NII.
•Foreign exchange trading services revenue decreased 2% in the third quarter of 2023, compared to the same period of 2022, primarily reflecting lower direct FX spreads and muted market volatility, partially offset by higher client FX volumes.
•Securities finance revenue decreased 6% in the third quarter of 2023, compared to the same period of 2022, primarily due to lower agency balances and lower specials activity.
•Software and processing fees revenue increased 2% in the third quarter of 2023, compared to the same period of 2022, primarily driven by higher front office software and data revenue associated with CRD.
•Other fee revenue increased $49 million in the third quarter of 2023, compared to the same period of 2022, primarily due to a previously disclosed tax credit investment accounting change and smaller negative market-related adjustments.
•NII decreased 5% in the third quarter of 2023, compared to the same period of 2022, primarily due to lower average deposit balances and deposit mix shift towards interest-bearing deposits, partially offset by the impact of higher interest rates.
•Other income includes a loss on sale of AFS securities recorded in the third quarter of 2023 of approximately $294 million, related to the investment portfolio repositioning, which we expect to benefit NII in future periods.
Provision for Credit Losses
•We recorded no provision for credit losses in the third quarter of 2023, as an increase in reserves for commercial real estate loans was offset by a reduction in reserves related to leveraged loans.
Expenses
•Total expenses increased 3% in the third quarter of 2023, compared to the same period of 2022, primarily reflecting higher salaries and continued business investments, partially offset by productivity savings and the absence of acquisition and restructuring costs incurred in the third quarter of 2022.
Notable items
•Notable items in the third quarter of 2023 included a loss on the sale of investment securities of approximately $294 million relating to the investment portfolio repositioning.
•Notable items in the third quarter of 2022 comprised acquisition and restructuring costs of approximately $13 million related to the BBH Investor Services acquisition transaction that we are no longer pursuing.
AUC/A and AUM
•AUC/A of $40.02 trillion as of September 30, 2023, increased 12% compared to September 30, 2022, primarily due to higher quarter-end equity market levels and net new business. In the third quarter of 2023, newly announced asset servicing mandates totaled approximately $149 billion. We onboarded approximately $247 billion of AUC/A during the third quarter of 2023. Servicing assets remaining to be installed in future periods totaled approximately $2.26 trillion as of September 30, 2023.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•AUM of $3.7 trillion as of September 30, 2023, increased 12.9% compared to September 30, 2022, primarily due to higher quarter-end market levels.
Capital
•In the third quarter of 2023, we returned a total of approximately $1.2 billion of capital to our shareholders in the form of common stock dividends and common share repurchases.
◦We declared aggregate common stock dividends of $0.69 per share, totaling $213 million in the third quarter of 2023, compared to $0.63 per share, totaling $232 million in the same period of 2022.
◦In the third quarter of 2023, we acquired an aggregate of 13.8 million shares of common stock at an average per share cost of $72.23 and an aggregate cost of approximately $1.0 billion. These purchases were all conducted under the share repurchase program approved by our Board of Directors in January 2023, authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023.
•Our standardized CET1 capital ratio decreased to 11.0% as of September 30, 2023, compared to 13.6% as of December 31, 2022, primarily driven by the continuation of common share repurchases and higher RWA, partially offset by retained earnings. Our Tier 1 leverage ratio decreased to 5.8% as of September 30, 2023, compared to 6.0% as of December 31, 2022, primarily driven by the continuation of common share repurchases, partially offset by lower consolidated average assets. Given the current global economic environment, and our plans for share repurchases, we currently expect our CET1 capital ratio to remain within our target range of 10-11% and our Tier 1 leverage ratio to move into our target range of 5.25-5.75% in the fourth quarter of 2023.
Debt Issuances
•On August 3, 2023, we issued $1.2 billion aggregate principal amount of 5.272% fixed rate senior notes due 2026 and $300 million aggregate principal amount of floating rate senior notes due 2026.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2023 compared to the same periods of 2022 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2023	2022
Fee revenue:
Back office services	$1,138	$1,126	1%
Middle office services	96	93	3
Servicing fees	1,234	1,219	1
Management fees	479	472	1
Foreign exchange trading services	313	319	(2)
Securities finance	103	110	(6)
Front office software and data	130	127	2
Lending related and other fees	58	57	2
Software and processing fees	188	184	2
Other fee revenue	44	(5)	nm
Total fee revenue	2,361	2,299	3
Net interest income:
Interest income	2,328	1,101	nm
Interest expense	1,704	441	nm
Net interest income	624	660	(5)
Other income:
Gains (losses) related to investment securities, net	(294)	—	nm
Total other income	(294)	—	nm
Total revenue	$2,691	$2,959	(9)

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022
Fee revenue:
Back office services	$3,433	$3,599	(5)%
Middle office services	277	285	(3)
Servicing fees	3,710	3,884	(4)
Management fees	1,397	1,482	(6)
Foreign exchange trading services	958	1,009	(5)
Securities finance	329	313	5
Front office software and data	401	391	3
Lending related and other fees	173	182	(5)
Software and processing fees	574	573	—
Other fee revenue	147	(19)	nm
Total fee revenue	7,115	7,242	(2)
Net interest income:
Interest income	6,587	2,326	nm
Interest expense	4,506	573	nm
Net interest income	2,081	1,753	19
Other income:
Gains (losses) related to investment securities, net	(294)	(2)	nm
Total other income	(294)	(2)	nm
Total revenue	$8,902	$8,993	(1)

nm Not meaningful

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2023 and 2022. Servicing and management fees collectively made up approximately 73% and 72% of the total fee revenue in the three and nine months ended September 30, 2023, respectively, compared to 74% in both the same periods of 2022.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 1% in the three months ended September 30, 2023, compared to the same period of 2022, primarily driven by higher average equity market levels, net new business and the impact of currency translation, partially offset by lower client activity and adjustments, and normal pricing headwinds. Servicing fees decreased 4% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily driven by lower average fixed income market levels, client activity and adjustments, and normal pricing headwinds, partially offset by higher average equity market levels and net new business.
Servicing fees generated outside the U.S. were approximately 47% and 46% of total servicing fees in the three and nine months ended September 30, 2023, respectively, and 45% and 46% in the three and nine months ended September 30, 2022, respectively.
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
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of September 30, 2023 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of September 30, 2023, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time. In periods of higher fixed income market volatility such as we have been experiencing since the second quarter of 2022, the impact of fixed income markets on our servicing fee revenues may increase.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
S&P 500®	4,458	3,980	12%	4,462	3,890	15%	4,288	3,586	20%
MSCI EAFE®	2,113	1,848	14	2,113	1,813	17	2,031	1,661	22
MSCI® Emerging Markets	992	975	2	993	955	4	953	876	9

	Daily Averages of Indices			Month-End Averages of Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
S&P 500®	4,223	4,181	1%	4,260	4,127	3%
MSCI EAFE®	2,098	2,018	4	2,100	1,993	5
MSCI® Emerging Markets	992	1,071	(7)	988	1,060	(7)

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2023	2022	% Change
Bloomberg U.S. Aggregate Bond Index®	2,024	2,011	1%
Bloomberg Global Aggregate Bond Index®	436	427	2

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2023	2022
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(115.6)	$(193.0)
Money Market	139.5	(26.0)
Exchange-Traded Fund	110.3	109.9
Total Flows	$134.2	$(109.1)

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$(34.4)	$(94.1)
Money Market	37.1	(11.0)
Exchange-Traded Fund	34.4	(8.6)
Total Flows	$37.1	$(113.7)

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
(3) The third quarter of 2023 data for North America (U.S. domiciled) includes Morningstar direct actuals for July 2023 and August 2023 and Morningstar direct estimates for September 2023.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The third quarter of 2023 data for Europe is on a rolling three month basis for June 2023 through August 2023, sourced by Morningstar.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2022, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 1% in both 2022 and 2021.
Gross investment servicing mandates, were $149 billion of AUC/A in the third quarter of 2023 and $2.00 trillion of AUC/A per year on average over the five years ended December 31, 2022, ranging from approximately $0.79 trillion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of that range. With respect to the current asset mandates of approximately $2.26 trillion of AUC/A that are yet to be installed as of September 30, 2023, we expect the conversion will occur over the coming 24 months, with approximately 15% expected to be installed in the remainder of 2023, approximately 75% in 2024 and approximately 10% in 2025. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
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
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
Collective funds, including ETFs	$13,145	$12,261	$11,649
Mutual funds	10,313	9,610	9,289
Pension products	8,255	7,734	7,669
Insurance and other products	8,304	7,138	7,081
Total	$40,017	$36,743	$35,688

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
Equities	$22,971	$20,575	$19,889
Fixed-income	10,688	10,318	10,150
Short-term and other investments	6,358	5,850	5,649
Total	$40,017	$36,743	$35,688

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
Americas	$28,237	$26,981	$26,051
Europe/Middle East/Africa	8,987	7,136	6,990
Asia/Pacific	2,793	2,626	2,647
Total	$40,017	$36,743	$35,688

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the third quarter of 2023 totaled approximately $149 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.26 trillion as of September 30, 2023, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
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
As previously disclosed, in early 2021, due to a decision to diversify providers, one of our large asset servicing clients advised us it expects to move a significant portion of its ETF assets currently with State Street to one or more other providers. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business. The transition began in 2022, but we expect it will principally occur in 2023 and 2024 and will impact our fee revenue and income growth trends most notably beginning in the third quarter of 2023 through 2025. For the year ended December 31, 2022, the fee revenue associated with the assets yet to transition represented approximately 1.7% of our total fee revenue. The actual total revenue and income impact of this transition will reflect a range of factors, including potential growth in our continuing business with the client and expense reductions associated with the transition.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fee Revenue
Management fees increased 1% in the three months ended September 30, 2023, compared to the same period of 2022, as higher average equity market levels were partially offset by a previously disclosed shift of certain management fees into NII. Management fees decreased 6% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to the aforementioned shift of certain management fees into NII, client insourcing and cumulative net outflows since September 30, 2022.
Management fees generated outside the U.S. were approximately 25% and 26% of total management fees in the three and nine months ended September 30, 2023, respectively, and 25% and 26% in the three and nine months ended September 30, 2022, respectively.
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
In light of the above, we estimate, using relevant information as of September 30, 2023, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
Equity:
Active	$53	$54	$53
Passive	2,161	2,074	1,890
Total equity	2,214	2,128	1,943
Fixed-income:
Active	80	83	79
Passive	506	471	439
Total fixed-income(1)	586	554	518
Cash(1)	434	376	410
Multi-asset-class solutions:
Active	20	28	25
Passive	222	181	167
Total multi-asset-class solutions	242	209	192
Alternative investments(2):
Active	21	35	35
Passive	190	179	167
Total alternative investments	211	214	202
Total	$3,687	$3,481	$3,265

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
North America	$2,702	$2,544	$2,396
Europe/Middle East/Africa	534	511	474
Asia/Pacific	451	426	395
Total	$3,687	$3,481	$3,265

(1) Geographic mix is based on client location or fund management location.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2023	December 31, 2022	September 30, 2022
Alternative Investments(2)	$66	$67	$63
Equity	886	817	734
Multi Asset	1	1	1
Fixed-Income	142	134	121
Total Exchange-Traded Funds	$1,095	$1,019	$919

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(3)	(25)	11	4	11	13	14
Exchange-traded fund flows, net	4	5	—	—	8	17
Cash fund flows, net	—	—	20	—	—	20
Total flows, net	(21)	16	24	11	21	51
Market appreciation (depreciation)	(113)	(34)	1	(3)	(4)	(153)
Foreign exchange impact	(10)	(4)	—	(1)	1	(14)
Total market/foreign exchange impact	(123)	(38)	1	(4)	(3)	(167)
Balance as of March 31, 2022	2,530	601	393	229	269	4,022
Long-term institutional flows, net(3)	(52)	(10)	(3)	2	(6)	(69)
Exchange-traded fund flows, net	(12)	5	—	—	(1)	(8)
Cash fund flows, net	—	—	15	—	—	15
Total flows, net	(64)	(5)	12	2	(7)	(62)
Market appreciation (depreciation)	(337)	(33)	—	(26)	(21)	(417)
Foreign exchange impact	(43)	(13)	(2)	(3)	(7)	(68)
Total market/foreign exchange impact	(380)	(46)	(2)	(29)	(28)	(485)
Balance as of June 30, 2022	2,086	550	403	202	234	3,475
Long-term institutional flows, net(3)	(2)	6	—	3	(7)	—
Exchange-traded fund flows, net	(9)	2	—	—	(7)	(14)
Cash fund flows, net	—	—	5	—	—	5
Total flows, net	(11)	8	5	3	(14)	(9)
Market appreciation (depreciation)	(104)	(32)	4	(11)	(12)	(155)
Foreign exchange impact	(28)	(8)	(2)	(2)	(6)	(46)
Total market/foreign exchange impact	(132)	(40)	2	(13)	(18)	(201)
Balance as of September 30, 2022	$1,943	$518	$410	$192	$202	$3,265

Balance as of December 31, 2022	$2,128	$554	$376	$209	$214	$3,481
Long-term institutional flows, net(3)	(25)	1	—	10	(2)	(16)
Exchange-traded fund flows, net	(12)	5	—	—	1	(6)
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(37)	6	(4)	10	(1)	(26)
Market appreciation (depreciation)	122	14	3	11	11	161
Foreign exchange impact	—	1	—	1	—	2
Total market/foreign exchange impact	122	15	3	12	11	163
Balance as of March 31, 2023	2,213	575	375	231	224	3,618
Long-term institutional flows, net(3)	(23)	18	—	7	(1)	1
Exchange-traded fund flows, net	27	1	—	—	(1)	27
Cash fund flows, net	—	—	10	—	—	10
Total flows, net	4	19	10	7	(2)	38
Market appreciation (depreciation)	138	—	5	7	3	153
Foreign exchange impact	(8)	(5)	—	—	1	(12)
Total market/foreign exchange impact	130	(5)	5	7	4	141
Balance as of June 30, 2023	2,347	589	390	245	226	3,797
Long-term institutional flows, net(3)	(37)	17	—	4	(14)	(30)
Exchange-traded fund flows, net	(2)	4	—	—	(3)	(1)
Cash fund flows, net	—	—	41	—	—	41
Total flows, net	(39)	21	41	4	(17)	10
Market appreciation (depreciation)	(81)	(19)	4	(5)	5	(96)
Foreign exchange impact	(13)	(5)	(1)	(2)	(3)	(24)
Total market/foreign exchange impact	(94)	(24)	3	(7)	2	(120)
Balance as of September 30, 2023	$2,214	$586	$434	$242	$211	$3,687

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
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, decreased 2% in the three months ended September 30, 2023, compared to the same period of 2022, primarily reflecting lower direct FX spreads and muted market volatility, partially offset by higher client FX volumes. Foreign exchange trading services revenue decreased 5% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily reflecting lower direct FX spreads, a decline in market volatility and lower client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 63% and 37%, respectively, of foreign exchange trading services revenue in the third quarter of 2023, compared to 65% and 35%, respectively, in the same period of 2022.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, decreased 6% in the three months ended September 30, 2023, compared to the same period of 2022, primarily due to lower agency balances and lower specials activity. Securities finance revenue increased 5% in the nine months ended September 30, 2023, compared to the same period of 2022, as higher spreads were partially offset by lower agency balances.
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
Software and Processing Fees
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 2% and was flat in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The increase in the three month period of 2023 relative to the prior year period was primarily driven by higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 2% and 3% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily due to higher software-enabled and professional services revenue, partially offset by lower on-premises renewals.
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
Lending related and other fees increased 2% in the three months ended September 30, 2023, compared to the same period of 2022, primarily driven by insurance related software products. Lending related and other fees decreased 5% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily driven by the municipal finance and stable value wrap businesses. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue increased $49 million and $166 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily due to a previously disclosed tax credit investment accounting change and smaller negative market-related adjustments. For the nine month period, the increases were partially offset by lower positive fair value adjustments on equity investments.
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
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2023, compared to the same periods of 2022.
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
NII decreased 5% in the three months ended September 30, 2023, compared to the same period of 2022, primarily due to lower average deposit balances and deposit mix shift towards interest-bearing deposits, partially offset by the impact of higher interest rates. NII increased 19% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to higher interest rates, partially offset by lower average client deposit balances.
Investment securities' net purchase premium amortization, which is included in interest income, was nil and $25 million in the three and nine months ended September 30, 2023, respectively, compared to $46 million and $199 million in the same periods of 2022, respectively.
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
The following table presents the investment securities net premium amortization (discount accretion) for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums and (discounts) at period end	$440	$(194)	$246	$554	$239	$793
Net premium amortization (discount accretion)	22	(22)	—	30	16	46

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and nine months ended September 30, 2023 and 2022, compared to the same periods of 2022.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2023			2022
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$62,514	$693	4.40%	$68,918	$202	1.16%
Securities purchased under resale agreements(2)	1,639	65	15.75	1,470	57	15.55
Trading account assets	728	—	—	701	—	—
Investment securities:
Investment securities available-for-sale	42,341	465	4.39	43,956	178	1.62
Investment securities held-to-maturity	62,654	314	2.00	64,919	271	1.67
Total Investment securities	104,995	779	2.97	108,875	449	1.65
Loans	34,525	493	5.65	35,069	256	2.90
Other interest-earning assets(3)	18,089	300	6.60	20,877	139	2.63
Average total interest-earning assets	$222,490	$2,330	4.16	$235,910	$1,103	1.86
Interest-bearing deposits:
U.S.	$110,343	$1,065	3.83%	$94,636	$260	1.09
Non-U.S.(4)(5)	58,808	267	1.80	72,202	40	.22
Total interest-bearing deposits(5)(6)	169,151	1,332	3.13	166,838	300	.71
Securities sold under repurchase agreements	3,908	6	.61	3,814	2	.23
Short-term borrowings	324	2	2.68	430	—	.01
Long-term debt	18,117	241	5.33	13,958	97	2.78
Other interest-bearing liabilities(7)	4,267	123	11.37	2,536	42	6.43
Average total interest-bearing liabilities	$195,767	$1,704	3.45	$187,576	$441	.93
Interest rate spread			.70%			.92%
Net interest income, fully taxable-equivalent basis		$626			$662
Net interest margin, fully taxable-equivalent basis			1.12%			1.11%
Tax-equivalent adjustment		(2)			(2)
Net interest income, GAAP basis		$624			$660

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$69,551	$2,031	3.91%	$74,034	$281	.51%
Securities purchased under resale agreements(2)	1,639	223	18.16	2,208	105	6.39
Trading account assets	700	—	—	736	—	.01
Investment securities:
Investment securities available-for-sale	42,618	1,221	3.82	57,868	459	1.06
Investment securities held-to-maturity	63,919	954	1.99	56,124	672	1.60
Total investment securities	106,537	2,175	2.72	113,992	1,131	1.32
Loans	34,096	1,331	5.22	35,103	628	2.39
Other interest-earning assets(3)	18,090	831	6.14	22,271	189	1.14
Average total interest-earning assets	$230,613	$6,591	3.82	$248,344	$2,334	1.26
Interest-bearing deposits:
U.S.	$108,225	$2,789	3.45%	$97,307	$327	.45%
Non-U.S.(4)(5)	63,307	690	1.46	78,563	(67)	(.11)
Total interest-bearing deposits(4)(5)(6)	171,532	3,479	2.71	175,870	260	.20
Securities sold under repurchase agreements	4,193	28	.91	3,532	5	.19
Federal funds purchased	39	1	4.70	—	—	—
Short-term borrowings	1,146	33	3.84	660	1	.25
Long-term debt	16,914	635	5.00	13,974	234	2.24
Other interest-bearing liabilities(7)	3,650	330	12.08	2,643	73	3.66
Average total interest-bearing liabilities	$197,474	$4,506	3.05	$196,679	$573	.39
Interest rate spread			.77%			.87%
Net interest income, fully taxable-equivalent basis		$2,085			$1,761
Net interest margin, fully taxable-equivalent basis			1.21%			.95%
Tax-equivalent adjustment		(4)			(8)
Net interest income, GAAP-basis		$2,081			$1,753

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $137.77 billion and $131.40 billion for the three and nine months ended September 30, 2023, respectively, compared to $72.74 billion and $66.35 billion for the same periods of 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.19% and 0.22% in the three and nine months ended September 30, 2023, respectively, compared to 0.31% and 0.21% in the same periods of 2022, respectively.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.04 billion and $4.99 billion for the three and nine months ended September 30, 2023, respectively, compared to $6.15 billion and $5.06 billion in the same periods of 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.16% and 4.81% in the three and nine months ended September 30, 2023, respectively, compared to 2.04% and 0.93% in the same periods of 2022, respectively.
(4) Negative values reflect the impact of interest rate environments outside of the U.S. where central bank rates were below zero for several major currencies.
(5) Average rate includes the impact of FX swap costs of approximately $24 million and $40 million for the three and nine months ended September 30, 2023, respectively, compared to $16 million and nil for the same periods of 2022, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.07% and 2.68% in the three and nine months ended September 30, 2023, respectively, compared to 0.71% and 0.20% in the same periods of 2022, respectively.
(6) Total deposits averaged $197.87 billion and $204.63 billion for the three and nine months ended September 30, 2023, respectively, compared to $213.30 billion and $224.92 billion in the same periods of 2022, respectively.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $4.03 billion and $4.61 billion for the three and nine months ended September 30, 2023, respectively, compared to $4.56 billion and $4.01 billion in the same periods of 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.16% and 5.34% in the three and nine months ended September 30, 2023, respectively, compared to 2.04% and 1.46% in the same periods of 2022, respectively.
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
Average total interest-earning assets were $222.49 billion and $230.61 billion in the three and nine months ended September 30, 2023, respectively, compared to $235.91 billion and $248.34 billion in the same periods of 2022, respectively. The decrease is primarily due to lower client deposit balances.
Interest-bearing deposits with banks averaged $62.51 billion and $69.55 billion in the three and nine months ended September 30, 2023, respectively, compared to $68.92 billion and $74.03 billion in the same periods of 2022, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The lower levels of average cash balances reflect lower levels of client deposits.
Securities purchased under resale agreements averaged $1.64 billion in both the three and nine months ended September 30, 2023, compared to $1.47 billion and $2.21 billion in the same periods of 2022, respectively. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $137.77 billion and $131.40 billion on average in the three and nine months ended September 30, 2023, respectively, compared to $72.74 billion and $66.35 billion in the same periods of 2022, respectively, primarily driven by an increase in FICC repo volumes.
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
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both September 30, 2023 and December 31, 2022.
Average investment securities decreased to $105.00 billion and $106.54 billion in the three and nine months ended September 30, 2023, respectively, from $108.88 billion and $113.99 billion in the same periods of 2022, respectively. The portfolio declined across most major asset classes, which was primarily driven by a smaller balance sheet from lower client deposits amidst a higher level of market rates.
Average loans decreased to $34.53 billion and $34.10 billion in the three and nine months ended September 30, 2023, respectively, compared to $35.07 billion and $35.10 billion in the same periods of 2022, respectively, due to lower average overdrafts. Average core loans, which exclude overdrafts, averaged $31.25 billion and $30.25 billion in the three and nine months ended September 30, 2023, respectively, compared to $29.31 billion and $29.14 billion in the same periods of 2022, respectively. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, decreased to $18.09 billion in both the three and nine months ended September 30, 2023, respectively, from $20.88 billion and $22.27 billion in the same periods of 2022, respectively, primarily driven by a decrease in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which are then lent by us, as principal, to borrowers. In addition, we also use securities within our investment portfolio to borrow securities from lenders, which we subsequently loan, as principal, to our borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities,
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $169.15 billion and decreased to $171.53 billion in the three and nine months ended September 30, 2023, respectively, from $166.84 billion and $175.87 billion in the same periods of 2022, respectively. The increase in the three months ended September 30, 2023, relative to the prior year, was driven by our focus on deposit-raising initiatives and rotation from non-interest bearing deposits, partially offset by the higher market interest rate environment across most major currencies and the impact of quantitative tightening. Future deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average short-term borrowings decreased to $0.32 billion and increased to $1.15 billion in the three and nine months ended September 30, 2023, respectively, from $0.43 billion and $0.66 billion in the same periods of 2022, respectively.
Average long-term debt was $18.12 billion and $16.91 billion in the three and nine months ended September 30, 2023, respectively, compared to $13.96 billion and $13.97 billion in the same periods of 2022, respectively. These amounts reflect issuances, redemptions and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.27 billion and $3.65 billion in the three and nine months ended September 30, 2023, respectively, compared to $2.54 billion and $2.64 billion in the same periods of 2022, respectively. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
We recorded no provision for credit losses in the third quarter of 2023, as an increase in reserves for commercial real estate loans was offset by a reduction in reserves related to leveraged loans. There was no provision for credit losses recorded in the third quarter of 2022. In the nine months ended September 30, 2023, we recorded a $26 million provision for credit losses, compared to $10 million in the same period of 2022, primarily driven by an increase in loan loss reserves associated with credit portfolio rating changes.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Table 15: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022. Total expenses increased 3% in both the three and nine months ended September 30, 2023, compared to the same periods of 2022, primarily reflecting higher salaries and continued business investments, partially offset by productivity savings and the absence of acquisition and restructuring costs incurred in the third quarter of 2022.

TABLE 15: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2023	2022
Compensation and employee benefits	$1,082	$1,042	4%
Information systems and communications	411	399	3
Transaction processing services	241	227	6
Occupancy	101	97	4
Amortization of other intangible assets	60	58	3
Acquisition and restructuring costs	—	13	nm
Other:
Professional services	99	92	8
Other	186	182	2
Total other	285	274	4
Total expenses	$2,180	$2,110	3
Number of employees at quarter-end	42,352	41,354	2

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022
Compensation and employee benefits	$3,497	$3,320	5%
Information systems and communications	1,230	1,214	1
Transaction processing services	715	731	(2)
Occupancy	298	288	3
Amortization of other intangible assets	180	179	1
Acquisition and restructuring costs	—	34	nm
Other:
Professional services	315	273	15
Other	526	506	4
Total other	841	779	8
Total expenses	$6,761	$6,545	3
Compensation and employee benefits expenses increased 4% in the three months ended September 30, 2023, compared to the same period of 2022, mainly due to higher salaries, headcount and the impact of currency translation, partially offset by lower performance-based incentive compensation and contractor spend. Compensation and employee benefits expenses increased 5% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to higher salaries and headcount, partially offset by lower contractor spend and seasonal expenses.
Total headcount increased 2% as of September 30, 2023 compared to September 30, 2022, primarily driven by operational support for new business growth segments, as well as technology investments and in-sourcing.
Information systems and communications expenses increased 3% and 1% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The increase in the three month period of 2023 relative to the prior year period is primarily due to higher technology and infrastructure investments, partially offset by optimization savings, insourcing and vendor savings initiatives.
Transaction processing services expenses increased 6% in the three months ended September 30, 2023, compared to the same period of 2022, primarily due to higher sub-custody costs. Transaction processing services expenses decreased 2% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to lower sub-custody costs and broker fees.
Occupancy expenses increased 4% and 3% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily due to increased real estate costs.
Amortization of other intangible assets increased 3% and 1% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022.
Other expenses increased 4% and 8% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, largely reflecting higher marketing expenses and professional fees.
Acquisition and Restructuring Costs
We had no acquisition and restructuring costs in both the three and nine months ended September 30, 2023, compared to $13 million and $34 million in the same periods of 2022, respectively, related to the BBH Investor Services acquisition transaction that we are no longer pursuing.

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Payments and other adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	51	5	56
Payments and Other Adjustments	(11)	—	(11)
Accrual Balance at June 30, 2022	40	5	45
Payments and other adjustments	(5)	—	(5)
Accrual Balance at September 30, 2022	$35	$5	$40

Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and other adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	$53	$3	$56
Payments and other adjustments	(12)	(2)	(14)
Accrual Balance at September 30, 2023	$41	$1	$42
Income Tax Expense
Income tax expense was $89 million and $381 million in the three and nine months ended September 30, 2023, respectively, compared to $159 million and $397 million in the same periods of 2022, respectively. Our effective tax rate was 17.4% in the three months ended September 30, 2023, compared to 18.7% in the same period of 2022, primarily due to the impact of the investment portfolio repositioning. Our effective tax rate was 18.0% in the nine months ended September 30, 2023, compared to 16.3% in the same period in 2022, primarily due to the impact of the tax credit investment accounting change. For further information on the tax credit investment accounting change, please refer to Note 1 to the consolidated financial statements in this Form 10-Q.
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
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item 1, Business, in our 2022 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2023	2022
Servicing fees	$1,234	$1,219	1%
Foreign exchange trading services	278	293	(5)
Securities finance	98	105	(7)
Software and processing fees	188	184	2
Other fee revenue	41	12	nm
Total fee revenue	1,839	1,813	1
Net interest income	620	663	(6)
Total other income	—	—	nm
Total revenue	2,459	2,476	(1)
Provision for credit losses	—	—	nm
Total expenses	1,798	1,760	2
Income before income tax expense	$661	$716	(8)
Pre-tax margin	26.9%	28.9%	(200) bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2023	2022
Servicing fees	$3,710	$3,884	(4)%
Foreign exchange trading services	875	948	(8)
Securities finance	310	300	3
Software and processing fees	574	573	—
Other fee revenue	124	46	nm
Total fee revenue	5,593	5,751	(3)
Net interest income	2,069	1,760	18
Total other income	—	(2)	nm
Total revenue	7,662	7,509	2
Provision for credit losses	26	10	nm
Total expenses	5,626	5,452	3
Income before income tax expense	$2,010	$2,047	(2)
Pre-tax margin	26.2%	27.3%	(110) bps

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, increased 1% in the three months ended September 30, 2023, compared to the same period of 2022, primarily driven by higher average equity market levels, net new business and the impact of currency translation, partially offset by lower client activity and adjustments, and normal pricing headwinds. Servicing fees decreased 4% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily driven by lower average fixed income market levels, client activity and adjustments, and normal pricing headwinds, partially offset by higher average equity market levels and net new business.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 2% and 3% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, as higher salaries, headcount and continued business investments were partially offset by productivity and optimization savings. Seasonal deferred incentive compensation expense and payroll taxes were $132 million in the nine months ended September 30, 2023, compared to $143 million in the same period of 2022. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2023	2022
Management fees(1)	$479	$472	1%
Foreign exchange trading services(2)	35	26	35
Securities finance	5	5	—
Other fee revenue(3)	3	(17)	nm
Total fee revenue	522	486	7
Net interest income	4	(3)	nm
Total revenue	526	483	9
Total expenses	379	335	13
Income before income tax expense	$147	$148	(1)
Pre-tax margin	27.9%	30.6%	(270) bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2023	2022
Management fees(1)	$1,397	$1,482	(6)%
Foreign exchange trading services(2)	83	61	36
Securities finance	19	13	46
Other fee revenue(3)	23	(65)	nm
Total fee revenue	1,522	1,491	2
Net interest income	12	(7)	nm
Total revenue	1,534	1,484	3
Total expenses	1,126	1,051	7
Income before income tax expense	$408	$433	(6)
Pre-tax margin	26.6%	29.2%	(260) bps

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
nm Not meaningful
Investment Management total revenue increased 9% and 3% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022.
Management Fees
Management fees increased 1% in the three months ended September 30, 2023, compared to the same period of 2022, as higher average equity market levels were partially offset by a previously disclosed shift of certain management fees into NII. Management fees decreased 6% in the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to the aforementioned shift of certain management fees into NII, client insourcing and cumulative net outflows since September 30, 2022.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 13% and 7% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, reflecting higher salaries, headcount and continued business investments. Seasonal deferred incentive compensation expense and payroll taxes were $49 million in the nine months ended September 30, 2023, compared to $65 million in the same period of 2022.
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
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2023	December 31, 2022
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,627	$7,981
Mortgage-backed securities(1)	9,986	8,509
Total U.S. Treasury and federal agencies	17,613	16,490
Non-U.S. debt securities:
Mortgage-backed securities	1,541	1,623
Asset-backed securities(2)	1,890	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	14,666	14,089
Other(3)	2,022	2,091
Total non-U.S. debt securities	20,119	19,472
Asset-backed securities:
Student loans(4)	118	115
Collateralized loan obligations(5)	2,640	2,355
Non-agency CMBS and RMBS(6)	264	231
Other	90	88
Total asset-backed securities	3,112	2,789
State and political subdivisions	377	823
Other U.S. debt securities(7)	325	1,005
Total available-for-sale securities(8)(9)	$41,546	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,758	$11,693
Mortgage-backed securities(10)	40,297	42,307
Total U.S. Treasury and federal agencies	52,055	54,000
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,452	6,603
Total non-U.S. debt securities	6,452	6,603
Asset-backed securities:
Student loans(4)	3,442	3,955
Non-agency CMBS and RMBS(11)	7	142
Total asset-backed securities	3,449	4,097
Total held-to-maturity securities(8)(12)	$61,956	$64,700

(1) As of September 30, 2023 and December 31, 2022, the total fair value included $5.63 billion and $6.78 billion, respectively, of agency CMBS and $4.36 billion and $1.73 billion, respectively, of agency MBS.
(2) As of September 30, 2023 and December 31, 2022, the fair value includes non-U.S. collateralized loan obligations of $0.97 billion and $0.86 billion, respectively.
(3) As of September 30, 2023 and December 31, 2022, the fair value includes non-U.S. corporate bonds of $1.67 billion and $1.14 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency CMBS as of both September 30, 2023 and December 31, 2022.
(7) As of September 30, 2023 and December 31, 2022, the fair value of U.S. corporate bonds was $0.33 billion and $1.01 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2023.
(9) As of September 30, 2023, we had no allowance for credit losses on AFS investment securities. As of December 31, 2022, we had an allowance for credit losses on AFS investment securities of $2 million.
(10) As of September 30, 2023 and December 31, 2022, the total amortized cost included $5.24 billion and $4.99 billion of agency CMBS, respectively.
(11) As of September 30, 2023, the total amortized cost included $7 million of non-agency RMBS. As of December 31, 2022, the total amortized cost included $133 million of non-agency CMBS and $9 million of non-agency RMBS.
(12) As of September 30, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. As of December 31, 2022, we had no allowance for credit losses on HTM investment securities.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.7 years and 2.6 years as of September 30, 2023 and December 31, 2022, respectively.
Approximately 97% and 95% of the carrying value of the portfolio was rated “AA” or higher as of September 30, 2023 and December 31, 2022, as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2023	December 31, 2022
AAA(1)	85%	84%
AA	12	11
A	2	3
BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
As of both September 30, 2023 and December 31, 2022, the investment portfolio was diversified with respect to asset class composition. The following table presents the composition of these asset classes.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2023	December 31, 2022
U.S. Agency Mortgage-backed securities	38%	37%
Non-U.S. sovereign, supranational and non-U.S. agency	20	19
U.S. Treasuries	19	19
Asset-backed securities	9	9
Other credit	14	16
	100%	100%
Non-U.S. Debt Securities
Approximately 26% and 25% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2023 and December 31, 2022, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2023	December 31, 2022
Available-for-sale:
Canada	$3,786	$3,685
United Kingdom	1,838	1,449
Germany	1,404	1,147
Australia	1,398	2,159
France	1,245	1,059
Japan	715	768
Netherlands	589	542
Austria	445	769
Italy	312	290
Hong Kong	303	701
Spain	256	250
Republic of Korea	215	230
Brazil	202	202
Singapore	197	—
Other(2)	7,214	6,221
Total	$20,119	$19,472
Held-to-maturity:
Spain	$778	$804
Belgium	695	703
France	629	638
Ireland	426	442
Germany	324	123
Austria	250	362
Netherlands	170	172
Finland	125	213
Canada	107	—
Singapore	19	269
Other(2)	2,929	2,877
Total	$6,452	$6,603

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2023, other non-U.S. investments include $6.61 billion of supranational bonds in AFS securities and $2.93 billion of supranational bonds in HTM securities.
Approximately 88% and 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2023 and December 31, 2022, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2023 and December 31, 2022, approximately 25% and 26%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2023, our non-U.S. debt securities had an average market-to-book ratio of 97.8%, and an aggregate pre-tax net unrealized loss of $592 million, composed of gross unrealized gains of $5 million and gross unrealized losses of $597 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $330 million, composed of gross unrealized gains of $5 million and gross unrealized losses of $335 million, associated with non-U.S. AFS debt securities; and
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•a pre-tax net unrealized loss of $262 million, composed of gross unrealized losses of $262 million, associated with non-U.S. HTM debt securities.
As of September 30, 2023, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were substantially composed of Japanese government securities.
Municipal Obligations
We carried approximately $0.38 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2023, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2023, we also provided approximately $6.63 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2023
State of Issuer:
Texas	$109	$2,418	$2,527	36%
New York	25	1,687	1,712	24
California	28	1,082	1,110	16
Total	$162	$5,187	$5,349

December 31, 2022
State of Issuer:
Texas	$178	$2,395	$2,573	33%
New York	154	1,607	1,761	23
California	84	1,299	1,383	18
Total	$416	$5,301	$5,717

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $7.01 billion and $7.81 billion across our businesses as of September 30, 2023 and December 31, 2022, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AA” or higher as of September 30, 2023. As of that date, approximately 59% and 40% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 24: U.S. AND NON-U.S. LOANS
(In millions)	September 30, 2023	December 31, 2022
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,732	$12,154
Leveraged Loans	2,336	2,431
Overdrafts	1,017	1,707
Collateralized loan obligations in loan form	100	100
Other(3)	2,207	1,871
Commercial real estate	3,117	2,985
Total domestic	$21,509	$21,248
Foreign(1):
Commercial and financial:
Fund Finance(2)	$4,809	$3,949
Leveraged Loans	1,096	1,118
Overdrafts	2,576	1,094
Collateralized loan obligations in loan form	5,446	4,741
Total foreign	13,927	10,902
Total loans(4)	35,436	32,150
Allowance for loan losses	(119)	(97)
Loans, net of allowance	$35,317	$32,053

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $9.33 billion private equity capital call finance loans, $5.97 billion loans to real money funds and $1.19 billion loans to business development companies as of September 30, 2023, compared to $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022.
(3) Includes $1.93 billion securities finance loans, $276 million loans to municipalities and $6 million other loans as of September 30, 2023 and $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022.
(4) As of September 30, 2023, excluding overdrafts, floating rate loans totaled $28.85 billion and fixed rate loans totaled $2.99 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2022 Form 10-K for additional details.
The increase in domestic loans was primarily driven by an increase in fund finance loans and other loans, partially offset by lower overdrafts, and the increase in foreign loans was primarily driven by fund finance loans, overdrafts and collateralized loan obligations in loan form as of September 30, 2023 compared to December 31, 2022.
As of September 30, 2023 and December 31, 2022, our leveraged loans totaled approximately $3.43 billion and $3.55 billion, respectively. We sold $74 million of leveraged loans in the third quarter of 2023.
In addition, we had binding unfunded commitments as of September 30, 2023 and December 31, 2022 of $231 million and $98 million, respectively, to participate in syndications of leveraged loans. Additional information about these
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 92% and 96% of the loans rated “BB” or “B” as of September 30, 2023 and December 31, 2022, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 25: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2023	2022
Allowance for credit losses:
Beginning balance	$121	$108
Provision for credit losses (funded commitments)(1)	35	14
Provisions for credit losses (unfunded commitments)	(9)	(4)
Charge-offs(2)	(13)	(4)
Ending balance	$134	$114

(1) The provision for credit losses is primarily related to commercial and financial loans.
(2) The charge-offs are related to commercial and financial loans.
As of September 30, 2023, the allowance for credit losses increased $13 million compared to December 31, 2022, primarily reflecting a provision for credit losses of $26 million driven by an increase in loan loss reserves associated with credit portfolio rating changes, partially offset by charge-offs of $13 million.
As of September 30, 2023, approximately $72 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $75 million as of September 30, 2022. The remaining $62 million and $39 million as of September 30, 2023 and September 30, 2022, respectively, was related to commercial real estate loans, other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of September 30, 2023, the allowance for credit losses represented 0.3% of total loans.

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
In the third quarter of 2023, the allowance estimate reflected an upward shift in management's economic outlook and positive changes in the leveraged loan portfolio which was offset by an increase in reserves for the commercial real estate loan portfolio. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2023 or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market, the Federal Reserve's discount window and the Bank Term Funding Program. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2023, our Parent Company and State Street Bank had approximately $1.00 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
pages 91 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2022 Form 10-K. For additional information on our liquidity ratios, including LCR and the net stable funding ratio, refer to page 15 included under Item 1, Business, in our 2022 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For the quarters ended September 30, 2023 and December 31, 2022, average daily LCR for the Parent Company was 109% and 106%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $119.56 billion for the quarter ended September 30, 2023 compared to $139.88 billion for the quarter ended December 31, 2022, primarily due to a decrease in client deposits relative to the prior period. For the quarter ended September 30, 2023, the LCR for State Street Bank was approximately 120%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. GSIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of September 30, 2023, both the Parent Company's and State Street Bank's NSFR was above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $59.70 billion for the quarter ended September 30, 2023, compared to $79.52 billion for the quarter ended December 31, 2022. The lower levels of average cash balances with central banks reflect lower levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management. We had no outstanding borrowings from the FHLB as of September 30, 2023 and had $2.0 billion outstanding as of December 31, 2022.
Access to primary, intraday and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of both September 30, 2023 and December 31, 2022, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity and not included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $76.55 billion for the quarter ended September 30, 2023, compared to $78.25 billion for the quarter ended December 31, 2022.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.15 billion and $31.20 billion and standby letters of credit totaling $1.53 billion and $2.13 billion as of September 30, 2023 and December 31, 2022, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2023, approximately 76% of our unfunded commitments to extend credit and 43% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of September 30, 2023, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies. As of December 31, 2022, approximately 65% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.10 billion and $1.18 billion as of September 30, 2023 and December 31, 2022, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.04 billion as of September 30, 2023, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both September 30, 2023 and December 31, 2022, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On August 3, 2023, we issued $1.2 billion
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
aggregate principal amount of 5.272% fixed rate senior notes due 2026 and $300 million aggregate principal amount of floating rate senior notes due 2026.
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
Volatility in the global equity and fixed income markets, and heightened geopolitical tensions, including the ongoing war in Ukraine and the Israel-Hamas war, may result in stress on the operating environment and increasing operational risk. Both conflicts heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
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
For additional information about our information technology risk framework and associated risks, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2022 Form 10-K, and pages 47 to 48 included under Item 1A, Risk Factors, in our 2022 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities."
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2023, the notional amount of these derivative contracts was $2.43 trillion, of which $2.39 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We had no back-testing exceptions in the quarters ended September 30, 2023 and June 30, 2023, and one back-testing exception in the quarter ended September 30, 2022. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2023	As of June 30, 2023	As of September 30, 2022
	September 30, 2023			June 30, 2023			September 30, 2022
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$12,027	$22,113	$6,316	$10,019	$15,718	$5,106	$6,851	$14,063	$2,631	$22,113	$9,112	$7,407
Global Treasury	1,131	5,136	407	4,079	7,311	1,795	4,537	7,255	2,373	1,094	2,539	4,619
Diversification	(1,194)	(5,244)	(202)	(4,323)	(8,210)	(2,409)	(4,029)	(8,043)	(1,241)	(1,202)	(2,174)	(4,480)
Total VaR	$11,964	$22,005	$6,521	$9,775	$14,819	$4,492	$7,359	$13,275	$3,763	$22,005	$9,477	$7,546

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2023	As of June 30, 2023	As of September 30, 2022
	September 30, 2023			June 30, 2023			September 30, 2022
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$41,759	$75,514	$23,327	$39,412	$78,058	$23,402	$29,428	$62,994	$16,413	$65,107	$54,891	$32,798
Global Treasury	6,916	16,762	3,254	7,156	12,993	4,860	6,183	9,526	3,375	10,061	12,629	7,803
Diversification	(8,290)	(20,393)	(2,230)	(9,304)	(21,242)	(3,747)	(7,150)	(15,837)	(3,611)	(16,209)	(21,037)	(12,384)
Total Stressed VaR	$40,385	$71,883	$24,351	$37,264	$69,809	$24,515	$28,461	$56,683	$16,177	$58,959	$46,483	$28,217

The three month average of our total stressed VaR-based measure was approximately $40 million for the quarter ended September 30, 2023, compared to an average of approximately $37 million for the quarter ended June 30, 2023 and $28 million for the quarter ended September 30, 2022. The slight increase in the average total stressed VaR for the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023, is primarily attributed to higher foreign exchange and interest rate risk positions.
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
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2023, June 30, 2023 and September 30, 2022, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2023			June 30, 2023			September 30, 2022
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,499	$19,470	$412	$9,396	$7,848	$428	$4,278	$6,669	$319
Global Treasury	447	1,065	—	1,837	2,426	—	4,366	1,151	—
Diversification	(362)	(822)	—	(6,404)	(2,330)	—	(3,836)	(1,028)	—
Total VaR	$5,584	$19,713	$412	$4,829	$7,944	$428	$4,808	$6,792	$319

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2023			June 30, 2023			September 30, 2022
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,364	$58,155	$721	$13,870	$53,018	$714	$8,712	$36,225	$524
Global Treasury	9,670	4,493	—	12,041	13,387	—	5,933	7,640	—
Diversification	(8,166)	(5,869)	—	(16,941)	(15,850)	—	(6,135)	(9,412)	—
Total Stressed VaR	$9,868	$56,779	$721	$8,970	$50,555	$714	$8,510	$34,453	$524

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 30, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2023 and 2022. Our baseline rate forecast as of September 30, 2023 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rates have reached peak levels and rate cuts will begin around the middle of 2024.

TABLE 30: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2023			September 30, 2022
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	5.50%	4.00%	4.57%	3.25%	0.75%	3.83%
12-month forward rates	5.00	3.50	4.46	4.50	3.00	3.79

(1) European Central Bank deposit facility rate.
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

TABLE 31: NET INTEREST INCOME SENSITIVITY
	September 30, 2023			September 30, 2022
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(113)	$282	$169	$(181)	$415	$234
–100 bps shock	78	(242)	(164)	155	(380)	(225)
Steeper yield curve:
'+100 bps shift in long-end rates(1)	55	13	68	23	6	29
'-100 bps shift in short-end rates(1)	133	(229)	(96)	178	(374)	(196)
Flatter yield curve:
'+100 bps shift in short-end rates(1)	(168)	268	100	(203)	409	206
'-100 bps shift in long-end rates(1)	(55)	(13)	(68)	(23)	(6)	(29)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios. However, our USD balance sheet is liability sensitive driven by rising deposit betas resulting in an NII exposure to higher rate scenarios. As of September 30, 2023, USD NII benefits from lower rate scenarios and is exposed to higher rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2022, our USD NII positioning is modestly less liability sensitive driven by investment portfolio and hedging activities, partially offset by the impacts from rising deposit betas and deposit reductions. As of September 30, 2023, non-USD NII benefits from higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2022, our non-USD NII positioning is less asset sensitive driven by rising deposit betas and deposit reductions. USD and non-USD NII sensitivities are also impacted by routine currency-level baseline forecasting update and refinements, including deposit betas.
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
The Basel III rule provides for two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches",
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for on and certain off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of credit risk RWA, and the Advanced Measurement Approach used for the calculation of operational risk RWA.
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
Our current SCB requirement for the period from October 1, 2022 through September 30, 2023 was 2.5%. On June 28, 2023, we were notified by the Federal Reserve of the results from the 2023 supervisory stress test. Our SCB calculated under the 2023 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will go into effect starting October 1, 2023 and will run through September 30, 2024.
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
On July 27, 2023, U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks, and a separate proposed rule related to the risk-based capital surcharge for U.S. G-SIBs. The Basel III endgame proposed rule would, among other things, eliminate the advanced approaches for monitoring capital adequacy in favor of a new standardized expanded risk-based approach (including with respect to operational risk), while also replacing the existing market risk capital framework with the new fundamental review of the trading book methodology. The G-SIB surcharge proposed rule would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments which currently apply. On October 20, 2023, the banking agencies extended the comment period for each of the proposed rules to January 16, 2024, from November 30, 2023.
For additional information about our regulatory capital, refer to pages 110 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K.
The following table presents the regulatory capital structure and related regulatory capital ratios for us and State Street Bank as of the dates indicated. We are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
capital adequacy under applicable bank regulatory standards.

TABLE 32: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common shareholders' equity:
Common stock and related surplus			$11,239	$11,239	$11,234	$11,234	$13,033	$13,033	$13,033	$13,033
Retained earnings			27,993	27,993	27,028	27,028	15,407	15,407	16,975	16,975
Accumulated other comprehensive income (loss)			(3,045)	(3,045)	(3,711)	(3,711)	(2,756)	(2,756)	(3,428)	(3,428)
Treasury stock, at cost			(14,542)	(14,542)	(11,336)	(11,336)	—	—	—	—
Total			21,645	21,645	23,215	23,215	25,684	25,684	26,580	26,580
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,352)	(8,352)	(8,545)	(8,545)	(8,096)	(8,096)	(8,288)	(8,288)
Other adjustments(1)			(289)	(289)	(123)	(123)	(206)	(206)	(19)	(19)
Common equity tier 1 capital			13,004	13,004	14,547	14,547	17,382	17,382	18,273	18,273
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			14,980	14,980	16,523	16,523	17,382	17,382	18,273	18,273
Qualifying subordinated long-term debt			1,374	1,374	1,376	1,376	538	538	542	542
Adjusted allowance for credit losses			3	134	—	120	3	134	—	120
Total capital			$16,357	$16,488	$17,899	$18,019	$17,923	$18,054	$18,815	$18,935
Risk-weighted assets:
Credit risk(2)			$62,206	$116,045	$61,108	$105,739	$56,273	$114,662	$54,675	$104,184
Operational risk(3)			42,677	NA	42,763	NA	42,299	NA	42,325	NA
Market risk			1,963	1,963	1,488	1,488	1,963	1,963	1,488	1,488
Total risk-weighted assets			$106,846	$118,008	$105,359	$107,227	$100,535	$116,625	$98,488	$105,672

Capital Ratios:	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2022 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.2%	11.0%	13.8%	13.6%	17.3%	14.9%	18.6%	17.3%
Tier 1 capital	9.5	9.5	14.0	12.7	15.7	15.4	17.3	14.9	18.6	17.3
Total capital	11.5	11.5	15.3	14.0	17.0	16.8	17.8	15.5	19.1	17.9

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
NA Not applicable
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital decreased $1.54 billion as of September 30, 2023, compared to December 31, 2022, primarily due to common share repurchases and dividends declared in the first nine months of 2023, partially offset by net income. Our Tier 1 capital decreased $1.54 billion as of September 30, 2023, compared to December 31, 2022, under both the advanced approaches and standardized approach, due to the decrease in CET1 capital.
Our Tier 2 capital remained flat as of September 30, 2023, compared to December 31, 2022, under both the advanced approaches and standardized approach.
Our total capital decreased by $1.54 billion and $1.53 billion as of September 30, 2023, compared to December 31, 2022, under the advanced approaches and standardized approach, respectively, primarily due to the decrease in CET1 capital.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

TABLE 33: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,547	$14,547	$15,947	$15,947
Net income	1,734	1,734	2,774	2,774
Changes in treasury stock, at cost	(3,206)	(3,206)	(1,327)	(1,327)
Dividends declared	(712)	(712)	(984)	(984)
Goodwill and other intangible assets, net of associated deferred tax liabilities	193	193	390	390
Accumulated other comprehensive income (loss)(1)	666	666	(2,578)	(2,578)
Other adjustments(1)	(218)	(218)	325	325
Changes in common equity tier 1 capital	(1,543)	(1,543)	(1,400)	(1,400)
Common equity tier 1 capital balance, end of period	13,004	13,004	14,547	14,547
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,523	16,523	17,923	17,923
Changes in common equity tier 1 capital	(1,543)	(1,543)	(1,400)	(1,400)
Changes in tier 1 capital	(1,543)	(1,543)	(1,400)	(1,400)
Tier 1 capital balance, end of period	14,980	14,980	16,523	16,523
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,376	1,496	1,588	1,696
Net issuance and changes in long-term debt qualifying as tier 2	(2)	(2)	(212)	(212)
Changes in adjusted allowance for credit losses	3	14	—	12
Changes in tier 2 capital	1	12	(212)	(200)
Tier 2 capital balance, end of period	1,377	1,508	1,376	1,496
Total capital:
Total capital balance, beginning of period	17,899	18,019	19,511	19,619
Changes in tier 1 capital	(1,543)	(1,543)	(1,400)	(1,400)
Changes in tier 2 capital	1	12	(212)	(200)
Total capital balance, end of period	$16,357	$16,488	$17,899	$18,019

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

TABLE 34: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Total risk-weighted assets, beginning of period	$105,359	$107,227	$111,398	$111,667
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(2,003)	(1,651)	(4,850)	(3,591)
Net increase (decrease) in loans	1,462	3,116	(3,054)	(5,387)
Net increase (decrease) in securitization exposures	137	129	(5)	(5)
Net increase (decrease) in repo-style transaction exposures	616	1,937	(1,420)	(5,157)
Net increase (decrease) in over-the-counter derivatives exposures(1)	677	5,234	2,161	6,295
Net increase (decrease) in all other(2)	209	1,541	4,541	4,030
Net increase (decrease) in credit risk-weighted assets	1,098	10,306	(2,627)	(3,815)
Net increase (decrease) in market risk-weighted assets	475	475	(625)	(625)
Net increase (decrease) in operational risk-weighted assets	(86)	N/A	(2,787)	N/A
Total risk-weighted assets, end of period	$106,846	$118,008	$105,359	$107,227

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of September 30, 2023, total advanced approaches RWA increased $1.49 billion compared to December 31, 2022, mainly due to an increase in credit risk RWA. The increase in credit risk RWA primarily reflects higher loan balances, increased derivative and reverse repurchase transaction volumes, higher equity market levels, partially offset by lower investment securities.
As of September 30, 2023, total standardized approach RWA increased $10.78 billion compared to December 31, 2022, mainly due to an increase in credit risk RWA. The increase in credit risk RWA primarily reflects higher derivatives RWA driven by volatility, higher loans RWA related to new capital call commitments, higher reverse repurchase transactions RWA driven by increased volume and higher equity market levels, partially offset by lower investment securities RWA due to the impact of the investment portfolio repositioning.
The regulatory capital ratios as of September 30, 2023, presented in Table 32: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2023, based on our and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 35: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2023	December 31, 2022
State Street:
Tier 1 capital	$14,980	$16,523
Average assets	267,727	284,346
Less: adjustments for deductions from tier 1 capital and other	(8,641)	(8,668)
Adjusted average assets for tier 1 leverage ratio	259,086	275,678
Additional SLR exposure	39,655	40,126
Adjustments for deductions of qualifying central bank deposits	(60,434)	(78,455)
Total assets for SLR	$238,307	$237,349
Tier 1 leverage ratio(1)	5.8%	6.0%
Supplementary leverage ratio	6.3	7.0

State Street Bank(2):
Tier 1 capital	$17,382	$18,273
Average assets	264,710	281,527
Less: adjustments for deductions from tier 1 capital and other	(8,302)	(8,307)
Adjusted average assets for tier 1 leverage ratio	256,408	273,220
Additional SLR exposure	39,673	42,043
Adjustments for deductions of qualifying central bank deposits	(60,434)	(78,455)
Total assets for SLR	$235,647	$236,808
Tier 1 leverage ratio(1)	6.8%	6.7%
Supplementary leverage ratio	7.4	7.7

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of September 30, 2023:

TABLE 36: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2023
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$32,883	27.9%	$25,372	21.5%
Total leverage exposure	32,883	13.8	22,639	9.5
Long-term debt:
Risk-weighted assets	16,503	14.0	8,261	7.0
Total leverage exposure	16,503	6.9	10,724	4.5
State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2023:

TABLE 37: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2023 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then 9.008%(3)	Quarterly: March, June, September and December	$742	March 15, 2024
Series F(4)	May 2015	250,000	250	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 3.859%, or 9.268% effective September 15, 2023	Quarterly: March, June, September and December	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35%(5)	Quarterly: March, June, September and December	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then equal to the three-month CME term SOFR plus 2.801%(6)	Semi-annually: June and December	494	December 15, 2023

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
(5) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
(6) In accordance with the LIBOR Act, the benchmark interest rate to be used to calculate the dividend rate during the floating rate period of the Series H preferred stock that begins on December 15, 2023 will transition from USD LIBOR to CME Term SOFR, plus 0.26161%.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 38: PREFERRED STOCK DIVIDENDS

	Three Months Ended September 30,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,338	23.38	6	1,387	13.87	3
Series G	1,338	0.33	7	1,338	0.33	7
Total			$24			$21

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$4,425	$1.11	$33	$4,425	$1.11	$33
Series F	6,592	65.92	17	3,467	34.67	9
Series G	4,013	1.00	20	4,014	0.99	20
Series H	2,813	28.13	14	2,813	28.13	14
Total			$84			$76
State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Common Stock
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.00 billion of our common stock in the third quarter of 2023 under our 2023 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 39: SHARES REPURCHASED
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2023 Program	13.8	$72.23	$1,000	42.3	$78.08	$3,300
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 40: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$213	$0.63	$232

	Nine Months Ended September 30,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.95	$628	$1.77	$651

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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $269.18 billion and $348.92 billion as of September 30, 2023 and December 31, 2022, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $281.86 billion and $366.90 billion as collateral for indemnified securities on loan as of September 30, 2023 and December 31, 2022, respectively.
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $281.86 billion and $366.90 billion, referenced above, $58.72 billion and $54.11 billion was invested in indemnified repurchase agreements as of September 30, 2023 and December 31, 2022, respectively. We or our agents held $63.26 billion and $57.90 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2023 and December 31, 2022, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
OTHER MATTERS
Closures of Silicon Valley Bank and Signature Bank and Related FDIC Matters
On March 12 and 13, 2023, following the closures of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (FDIA), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank.
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On May 22, 2023, the FDIC published in the Federal Register a proposed rule that would impose special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, , as required by the FDIA. The assessment base for the special assessment would be equal to an insured depository institution’s (IDI) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC has proposed to collect a special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods, which it estimates will result in total revenue of $15.8 billion. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC would retain the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The FDIC is proposing an effective date of January 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).
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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2023, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Fee revenue:
Servicing fees	$1,234	$1,219	$3,710	$3,884
Management fees	479	472	1,397	1,482
Foreign exchange trading services	313	319	958	1,009
Securities finance	103	110	329	313
Software and processing fees	188	184	574	573
Other fee revenue	44	(5)	147	(19)
Total fee revenue	2,361	2,299	7,115	7,242
Net interest income:
Interest income	2,328	1,101	6,587	2,326
Interest expense	1,704	441	4,506	573
Net interest income	624	660	2,081	1,753
Other income:
Gains (losses) from sales of available-for-sale securities, net	(294)	—	(294)	(2)
Total other income (loss)	(294)	—	(294)	(2)
Total revenue	2,691	2,959	8,902	8,993
Provision for credit losses	—	—	26	10
Expenses:
Compensation and employee benefits	1,082	1,042	3,497	3,320
Information systems and communications	411	399	1,230	1,214
Transaction processing services	241	227	715	731
Occupancy	101	97	298	288
Acquisition and restructuring costs	—	13	—	34
Amortization of other intangible assets	60	58	180	179
Other	285	274	841	779
Total expenses	2,180	2,110	6,761	6,545
Income before income tax expense	511	849	2,115	2,438
Income tax expense	89	159	381	397
Net income	$422	$690	$1,734	$2,041
Net income available to common shareholders	$398	$669	$1,649	$1,964
Earnings per common share:
Basic	$1.27	$1.82	$5.03	$5.35
Diluted	1.25	1.80	4.97	5.28
Average common shares outstanding (in thousands):
Basic	313,147	367,789	327,776	367,240
Diluted	317,329	372,418	332,011	372,194
Cash dividends declared per common share	$0.69	$0.63	$1.95	$1.77

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2023	2022
Net income	$422	$690
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $62 and $101, respectively	(127)	(302)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $106 and ($62), respectively	277	(164)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $23 and ($44), respectively	63	(116)
Net unrealized gains on retirement plans, net of related taxes of $0 and $1, respectively	—	1
Other comprehensive income (loss)	213	(581)
Total comprehensive income (loss)	$635	$109

	Nine Months Ended September 30,
(In millions)	2023	2022
Net income	$1,734	$2,041
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $53 and $164, respectively	31	(846)
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $160 and ($727), respectively	427	(1,957)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $71 and ($133), respectively	196	(350)
Net unrealized gains on retirement plans, net of related taxes of $5, and $8, respectively	12	18
Other comprehensive income (loss)	666	(3,135)
Total comprehensive income (loss)	$2,400	$(1,094)
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2023	December 31, 2022
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,009	$3,970
Interest-bearing deposits with banks	76,756	101,593
Securities purchased under resale agreements	1,816	5,215
Trading account assets	725	650
Investment securities available-for-sale (less allowance for credit losses of $0 and $2)	41,546	40,579
Investment securities held-to-maturity (less allowance for credit losses of $1 and $0) (fair value of $54,121 and $57,913)	61,956	64,700
Loans (less allowance for credit losses on loans of $119 and $97)	35,317	32,053
Premises and equipment (net of accumulated depreciation of $6,148 and $5,745)	2,334	2,315
Accrued interest and fees receivable	3,874	3,434
Goodwill	7,487	7,495
Other intangible assets	1,363	1,544
Other assets	47,232	37,902
Total assets	$284,415	$301,450
Liabilities:
Deposits:
Non-interest-bearing	$35,824	$46,755
Interest-bearing - U.S.	118,561	111,384
Interest-bearing - non-U.S.	58,616	77,325
Total deposits	213,001	235,464
Securities sold under repurchase agreements	3,097	1,177
Short-term borrowings	8	2,097
Accrued expenses and other liabilities	26,124	22,525
Long-term debt	18,564	14,996
Total liabilities	260,794	276,259
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	742	742
Series F, 2,500 shares issued and outstanding	247	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 308,583,511 and 349,024,167 shares outstanding	504	504
Surplus	10,735	10,730
Retained earnings	27,993	27,028
Accumulated other comprehensive income (loss)	(3,045)	(3,711)
Treasury stock, at cost (195,296,131 and 154,855,475 shares)	(14,542)	(11,336)
Total shareholders’ equity	23,621	25,191
Total liabilities and shareholders' equity	$284,415	$301,450

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	$27,363
Net income					604				604
Other comprehensive income (loss)						(1,565)			(1,565)
Cash dividends declared:
Common stock - $0.57 per share					(209)				(209)
Preferred stock					(20)				(20)
Common stock awards exercised				(11)			(1,132)	77	66
Other				(14)	(1)				(15)
Balance at March 31, 2022	$1,976	503,880	$504	$10,762	$25,612	$(2,698)	136,765	$(9,932)	$26,224
Net income					747				747
Other comprehensive income (loss)						(989)			(989)
Preferred stock redeemed									—
Cash dividends declared:
Common stock - $0.57 per share					(210)				(210)
Preferred stock					(35)				(35)
Common stock acquired									—
Common stock awards exercised				(5)			(505)	34	29
Other					1				1
Balance at June 30, 2022	$1,976	503,880	$504	$10,757	$26,115	$(3,687)	136,260	$(9,898)	$25,767
Net income					690				690
Other comprehensive income (loss)						(581)			(581)
Cash dividends declared:
Common stock - $0.63 per share					(232)				(232)
Preferred stock					(21)				(21)
Common stock awards exercised				3			(348)	22	25
Balance at September 30, 2022	$1,976	503,880	$504	$10,760	$26,552	$(4,268)	135,912	$(9,876)	$25,648

Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					549				549
Other comprehensive income						439			439
Cash dividends declared:
Common stock - $0.63 per share					(212)				(212)
Preferred stock					(23)				(23)
Common stock acquired							13,647	(1,262)	(1,262)
Common stock awards exercised				(6)			(1,085)	75	69
Other							1	(1)	(1)
Balance at March 31, 2023	$1,976	503,880	$504	$10,724	$27,342	$(3,272)	167,418	$(12,524)	$24,750
Net income					763				763
Other comprehensive income						14			14
Cash dividends declared:
Common stock - $0.63 per share					(203)				(203)
Preferred stock					(37)				(37)
Common stock acquired							14,773	$(1,060)	(1,060)
Common stock awards exercised				5			(415)	29	34
Other					(57)		2		(57)
Balance at June 30, 2023	$1,976	503,880	$504	$10,729	$27,808	$(3,258)	181,778	$(13,555)	$24,204
Net income					422				422
Other comprehensive income (loss)						213			213
Cash dividends declared:
Common stock - $0.69 per share					(213)				(213)
Preferred stock					(24)				(24)
Common stock acquired							13,843	(1,010)	(1,010)
Common stock awards exercised				6			(327)	23	29
Other							2
Balance at September 30, 2023	$1,976	503,880	$504	$10,735	$27,993	$(3,045)	195,296	$(14,542)	$23,621

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating Activities:
Net income	$1,734	$2,041
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	8	(6)
Amortization of other intangible assets	180	179
Other non-cash adjustments for depreciation, amortization and accretion, net	511	558
Losses related to investment securities, net	294	2
Provision for credit losses	26	10
Change in trading account assets, net	(75)	73
Change in accrued interest and fees receivable, net	(440)	(248)
Change in collateral deposits, net	(2,187)	4,761
Change in unrealized (gains) losses on foreign exchange derivatives, net	(2,748)	(5,155)
Change in other assets, net	(338)	1,644
Change in accrued expenses and other liabilities, net	(504)	700
Other, net	47	359
Net cash (used in) provided by operating activities	(3,492)	4,918
Investing Activities:
Net decrease in interest-bearing deposits with banks	24,837	7,160
Net decrease in securities purchased under resale agreements	3,399	1,704
Proceeds from sales of available-for-sale securities	4,567	4,545
Proceeds from maturities of available-for-sale securities	11,870	14,952
Purchases of available-for-sale securities	(17,243)	(15,777)
Proceeds from maturities of held-to-maturity securities	4,414	8,098
Purchases of held-to-maturity securities	(1,579)	(7,755)
Sale of loans	465	1,739
Net (increase) in loans	(3,807)	(6,134)
Purchases of equity investments and other long-term assets	—	(193)
Purchases of premises and equipment, net	(487)	(530)
Other, net	130	102
Net cash provided by (used in) investing activities	26,566	7,911
Financing Activities:
Net increase (decrease) in time deposits	3,273	(709)
Net decrease in all other deposits	(25,729)	(16,086)
Net increase in securities sold under repurchase agreements	1,920	2,675
Net decrease in short-term borrowings	(2,089)	(20)
Proceeds from issuance of long-term debt, net of issuance costs	4,729	2,735
Payments for long-term debt and obligations under finance leases	(1,037)	(1,507)
Repurchases of common stock	(3,300)	—
Repurchases of common stock for employee tax withholding	(83)	(96)
Payments for cash dividends	(719)	(704)
Net cash (used in) provided by financing activities	(23,035)	(13,712)
Net decrease in cash and due from banks	39	(883)
Cash and due from banks at beginning of period	3,970	3,631
Cash and due from banks at end of period	$4,009	$2,748

Supplemental disclosure:
Interest paid	$4,320	$463
Income taxes paid, net	258	364

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
Our consolidated statement of condition as of December 31, 2022 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of September 30, 2023 and December 31, 2022, we held such accounts in Russia, inclusive of $1.4 billion and $767 million, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.9 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of September 30, 2023; none are expected to have a material impact to our financial statements.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2023
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$35	$—	$—		$35
Non-U.S. government securities	—	133	—		133
Other	—	557	—		557
Total trading account assets	35	690	—		725
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	7,627	—	—		7,627
Mortgage-backed securities	—	9,986	—		9,986
Total U.S. Treasury and federal agencies	7,627	9,986	—		17,613
Non-U.S. debt securities:
Mortgage-backed securities	—	1,541	—		1,541
Asset-backed securities	—	1,890	—		1,890
Non-U.S. sovereign, supranational and non-U.S. agency	—	14,666	—		14,666
Other	—	2,022	—		2,022
Total non-U.S. debt securities	—	20,119	—		20,119
Asset-backed securities:
Student loans	—	118	—		118
Collateralized loan obligations	—	2,640	—		2,640
Non-agency CMBS and RMBS(2)	—	264	—		264
Other	—	90	—		90
Total asset-backed securities	—	3,112	—		3,112
State and political subdivisions	—	377	—		377
Other U.S. debt securities	—	325	—		325
Total available-for-sale investment securities	7,627	33,919	—		41,546
Other assets:
Derivative instruments:
Foreign exchange contracts	—	20,604	4	$(12,805)	7,803
Interest rate contracts	—	1	—	—	1
Total derivative instruments	—	20,605	4	(12,805)	7,804
Other	7	687	—	—	694
Total assets carried at fair value	$7,669	$55,901	$4	$(12,805)	$50,769
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$2	$20,103	$1	$(15,021)	$5,085
Interest rate contracts	1	—	—	—	1
Other derivative contracts	—	196	—	—	196
Total derivative instruments	3	20,299	1	(15,021)	5,282
Total liabilities carried at fair value	$3	$20,299	$1	$(15,021)	$5,282

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.80 billion and $4.02 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2023 and 2022, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During both the three and nine months ended September 30, 2023 and 2022, there were no transfers into and out of level 3.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2023
	Fair Value as of June 30, 2023	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2023(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2023
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$7	$—	$—	$3	$—	$(6)	$—	$—	$4	$—
Total derivative instruments	7	—	—	3	—	(6)	—	—	4	—
Total assets carried at fair value	$7	$—	$—	$3	$—	$(6)	$—	$—	$4	$—

(1) Total realized and unrealized gains (losses) on derivative instruments are included within foreign exchange trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2023
	Fair Value as of December 31, 2022	Total Realized and Unrealized Gains (Losses)(1)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2023(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2023
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Other assets:
Derivative instruments:
Foreign exchange contracts	$4	$(1)	$—	$4	$—	$(3)	$—	$—	$4	$—
Total derivative instruments	4	(1)	—	4	—	(3)	—	—	4	—
Total assets carried at fair value	$4	$(1)	$—	$4	$—	$(3)	$—	$—	$4	$—

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range			Weighted-Average
(Dollars in millions)	As of September 30, 2023	As of December 31, 2022	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2023			As of September 30, 2023	As of December 31, 2022
Significant unobservable inputs readily available to State Street:
Assets:
Derivative Instruments, foreign exchange contracts	$4	$4	Option model	Volatility	5.7%	-	13.5%	8.6%	11.4%
Total	$4	$4
Liabilities:
Derivative instruments, foreign exchange contracts	$1	$2	Option model	Volatility	6.5%	-	14.7%	8.3%	9.8%
Total	$1	$2

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2023
Financial Assets:
Cash and due from banks	$4,009	4,009	$4,009	$—	$—
Interest-bearing deposits with banks	76,756	76,756	—	76,756	—
Securities purchased under resale agreements	1,816	1,816	—	1,816	—
Investment securities held-to-maturity	61,956	54,121	11,457	42,664	—
Net loans(1)	35,317	35,103	—	33,055	2,048
Other(2)	6,869	6,869	—	6,869	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,824	$35,824	$—	$35,824	$—
Interest-bearing - U.S.	118,561	118,561	—	118,561	—
Interest-bearing - non-U.S.	58,616	58,616	—	58,616	—
Securities sold under repurchase agreements	3,097	3,097	—	3,097	—
Other short-term borrowings	8	8	—	8	—
Long-term debt	18,564	17,661	—	17,523	138
Other(2)	6,869	6,869	—	6,869	—

(1) Includes $7 million of loans classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2023.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2022
Financial Assets:
Cash and due from banks	$3,970	$3,970	$3,970	$—	$—
Interest-bearing deposits with banks	101,593	101,593	—	101,593	—
Securities purchased under resale agreements	5,215	5,215	—	5,215	—
Investment securities held-to-maturity	64,700	57,913	11,336	46,577	—
Net loans(1)	32,053	31,794	—	29,679	2,115
Other(2)	3,626	3,626	—	3,626	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$46,755	$46,755	$—	$46,755	$—
Interest-bearing - U.S.	111,384	111,384	—	111,384	—
Interest-bearing - non-U.S.	77,325	77,325	—	77,325	—
Securities sold under repurchase agreements	1,177	1,177	—	1,177	—
Other short-term borrowings	2,097	2,097	—	2,097	—
Long-term debt	14,996	14,273	—	14,102	171
Other(2)	3,626	3,626	—	3,626	—

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,812	$12	$197	$7,627	$8,232	$10	$261	$7,981
Mortgage-backed securities(1)	10,266	—	280	9,986	8,767	2	260	8,509
Total U.S. Treasury and federal agencies	18,078	12	477	17,613	16,999	12	521	16,490
Non-U.S. debt securities:
Mortgage-backed securities	1,551	1	11	1,541	1,642	—	19	1,623
Asset-backed securities(2)	1,903	1	14	1,890	1,696	—	27	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	14,910	2	246	14,666	14,512	1	424	14,089
Other(3)	2,085	1	64	2,022	2,255	—	164	2,091
Total non-U.S. debt securities	20,449	5	335	20,119	20,105	1	634	19,472
Asset-backed securities:
Student loans(4)	118	—	—	118	116	—	1	115
Collateralized loan obligations(5)	2,649	2	11	2,640	2,394	—	39	2,355
Non-agency CMBS and RMBS(6)	268	—	4	264	237	—	6	231
Other	90	—	—	90	90	—	2	88
Total asset-backed securities	3,125	2	15	3,112	2,837	—	48	2,789
State and political subdivisions	387	—	10	377	839	1	17	823
Other U.S. debt securities(7)	338	—	13	325	1,078	—	73	1,005
Total available-for-sale securities(8)(9)	$42,377	$19	$850	$41,546	$41,858	$14	$1,293	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$11,758	$—	$289	$11,469	$11,693	$—	$341	$11,352
Mortgage-backed securities(10)	40,297	—	7,232	33,065	42,307	3	6,030	36,280
Total U.S. Treasury and federal agencies	52,055	—	7,521	44,534	54,000	3	6,371	47,632
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	6,452	—	262	6,190	6,603	—	304	6,299
Total non-U.S. debt securities	6,452	—	262	6,190	6,603	—	304	6,299
Asset-backed securities:
Student loans(4)	3,442	3	73	3,372	3,955	1	134	3,822
Non-agency CMBS and RMBS(11)	7	18	—	25	142	18	—	160
Total asset-backed securities	3,449	21	73	3,397	4,097	19	134	3,982
Total held-to-maturity securities(8)(12)	$61,956	$21	$7,856	$54,121	$64,700	$22	$6,809	$57,913

(1) As of September 30, 2023 and December 31, 2022, the total fair value included $5.63 billion and $6.78 billion, respectively, of agency CMBS and $4.36 billion and $1.73 billion, respectively, of agency MBS.
(2) As of September 30, 2023 and December 31, 2022, the fair value includes non-U.S. collateralized loan obligations of $0.97 billion and $0.86 billion, respectively.
(3) As of September 30, 2023 and December 31, 2022, the fair value includes non-U.S. corporate bonds of $1.67 billion and $1.14 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency CMBS as of both September 30, 2023 and December 31, 2022.
(7) As of September 30, 2023 and December 31, 2022, the fair value of U.S. corporate bonds was $0.33 billion and $1.01 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2023.
(9) As of September 30, 2023, we had no allowance for credit losses on AFS investment securities. As of December 31, 2022, we had an allowance for credit losses on AFS investment securities of $2 million.
(10) As of September 30, 2023 and December 31, 2022, the total amortized cost included $5.24 billion and $4.99 billion of agency CMBS, respectively.
(11) As of September 30, 2023, the total amortized cost included $7 million of non-agency RMBS. As of December 31, 2022, the total amortized cost included $133 million of non-agency CMBS and $9 million of non-agency RMBS.
(12) As of September 30, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. As of December 31, 2022, we had no allowance for credit losses on HTM investment securities.
State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $79.74 billion and $70.52 billion as of September 30, 2023 and December 31, 2022, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and nine months ended September 30, 2023, proceeds from sales of AFS securities were approximately $3.87 billion and $4.57 billion, respectively, primarily driven by sales of non-U.S. sovereign and agency, corporate and municipal bonds as part of an investment portfolio repositioning in the third quarter of 2023. We recognized a pre-tax loss of approximately $294 million from these sales, in both the three and nine months ended September 30, 2023.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,310	$27	$5,276	$170	$6,586	$197
Mortgage-backed securities	3,202	85	6,717	195	9,919	280
Total U.S. Treasury and federal agencies	4,512	112	11,993	365	16,505	477
Non-U.S. debt securities:
Mortgage-backed securities	214	1	823	10	1,037	11
Asset-backed securities	225	—	1,124	14	1,349	14
Non-U.S. sovereign, supranational and non-U.S. agency	6,715	72	7,077	174	13,792	246
Other	855	10	902	54	1,757	64
Total non-U.S. debt securities	8,009	83	9,926	252	17,935	335
Asset-backed securities:
Student loans	68	—	—	—	68	—
Collateralized loan obligations	328	—	1,860	11	2,188	11
Non-agency CMBS and RMBS	39	1	180	3	219	4
Total asset-backed securities	435	1	2,040	14	2,475	15
State and political subdivisions	244	7	133	3	377	10
Other U.S. debt securities	3	—	323	13	326	13
Total	$13,203	$203	$24,415	$647	$37,618	$850

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,337	$15	$5,745	$246	$7,082	$261
Mortgage-backed securities	5,524	130	2,815	130	8,339	260
Total U.S. Treasury and federal agencies	6,861	145	8,560	376	15,421	521
Non-U.S. debt securities:
Mortgage-backed securities	1,278	15	272	4	1,550	19
Asset-backed securities	859	11	765	16	1,624	27
Non-U.S. sovereign, supranational and non-U.S. agency	6,750	108	5,800	316	12,550	424
Other	771	27	1,233	137	2,004	164
Total non-U.S. debt securities	9,658	161	8,070	473	17,728	634
Asset-backed securities:
Student loans	89	1	—	—	89	1
Collateralized loan obligations	1,577	27	710	12	2,287	39
Non-agency CMBS and RMBS	193	6	3	—	196	6
Other	88	2	—	—	88	2
Total asset-backed securities	1,947	36	713	12	2,660	48
State and political subdivisions	669	12	42	5	711	17
Other U.S. debt securities	294	15	708	58	1,002	73
Total	$19,429	$369	$18,093	$924	$37,522	$1,293
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2023. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2023
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$291	$291	$6,920	$6,730	$601	$606	$—	$—	$7,812	$7,627
Mortgage-backed securities	41	41	1,309	1,291	4,398	4,307	4,518	4,347	10,266	9,986
Total U.S. Treasury and federal agencies	332	332	8,229	8,021	4,999	4,913	4,518	4,347	18,078	17,613
Non-U.S. debt securities:
Mortgage-backed securities	142	142	243	242	—	—	1,166	1,157	1,551	1,541
Asset-backed securities	319	315	419	415	554	551	611	609	1,903	1,890
Non-U.S. sovereign, supranational and non-U.S. agency	5,627	5,591	6,483	6,304	2,800	2,771	—	—	14,910	14,666
Other	341	335	1,570	1,515	174	172	—	—	2,085	2,022
Total non-U.S. debt securities	6,429	6,383	8,715	8,476	3,528	3,494	1,777	1,766	20,449	20,119
Asset-backed securities:
Student loans	33	33	—	—	—	—	85	85	118	118
Collateralized loan obligations	122	122	345	343	1,489	1,482	693	693	2,649	2,640
Non-agency CMBS and RMBS	—	—	20	19	—	—	248	245	268	264
Other	—	—	90	90	—	—	—	—	90	90
Total asset-backed securities	155	155	455	452	1,489	1,482	1,026	1,023	3,125	3,112
State and political subdivisions	125	122	100	98	162	157	—	—	387	377
Other U.S. debt securities	258	252	80	73	—	—	—	—	338	325
Total	$7,299	$7,244	$17,579	$17,120	$10,178	$10,046	$7,321	$7,136	$42,377	$41,546
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,284	$6,230	$5,439	$5,206	$24	$22	$11	$11	$11,758	$11,469
Mortgage-backed securities	132	115	594	547	4,523	3,653	35,048	28,750	40,297	33,065
Total U.S. Treasury and federal agencies	6,416	6,345	6,033	5,753	4,547	3,675	35,059	28,761	52,055	44,534
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,261	2,231	3,690	3,504	501	455	—	—	6,452	6,190
Total non-U.S. debt securities	2,261	2,231	3,690	3,504	501	455	—	—	6,452	6,190
Asset-backed securities:
Student loans	237	231	232	231	622	612	2,351	2,298	3,442	3,372
Non-agency CMBS and RMBS	1	8	—	—	—	—	6	17	7	25
Total asset-backed securities	238	239	232	231	622	612	2,357	2,315	3,449	3,397
Total	$8,915	$8,815	$9,955	$9,488	$5,670	$4,742	$37,416	$31,076	$61,956	$54,121

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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2023, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of September 30, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. As of December 31, 2022, we had no allowance for credit losses on HTM investment securities. In the third quarter of 2023, we recorded $1 million provision for credit losses and no charge-offs on HTM securities.
As of September 30, 2023, we had no allowance for credit losses on AFS investment securities. As of December 31, 2022, we had an allowance for credit losses on AFS investment securities of $2 million. In the third quarter of 2023, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the resulting gross pre-tax unrealized losses of $8.71 billion related to 2,031 securities as of September 30, 2023 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Domestic(1):
Commercial and financial:
Fund Finance(2)	$12,732	$12,154
Leveraged loans	2,336	2,431
Overdrafts	1,017	1,707
Collateralized loan obligations in loan form	100	100
Other(3)	2,207	1,871
Commercial real estate	3,117	2,985
Total domestic	$21,509	$21,248
Foreign(1):
Commercial and financial:
Fund Finance(2)	$4,809	$3,949
Leveraged loans	1,096	1,118
Overdrafts	2,576	1,094
Collateralized loan obligations in loan form	5,446	4,741
Total foreign	13,927	10,902
Total loans(4)	35,436	32,150
Allowance for credit losses	(119)	(97)
Loans, net of allowance	$35,317	$32,053

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $9.33 billion private equity capital call finance loans, $5.97 billion loans to real money funds and $1.19 billion loans to business development companies as of September 30, 2023, compared to $7.57 billion private equity capital call finance loans, $6.61 billion loans to real money funds and $1.11 billion loans to business development companies as of December 31, 2022.
(3) Includes $1.93 billion securities finance loans, $276 million loans to municipalities and $6 million other loans as of September 30, 2023 and $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022.
(4) As of September 30, 2023, excluding overdrafts, floating rate loans totaled $28.85 billion and fixed rate loans totaled $2.99 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2022 Form 10-K for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2023 and December 31, 2022, the loans pledged as collateral totaled $11.56 billion and $10.17 billion, respectively.
As of September 30, 2023, we had three loans totaling $76 million on non-accrual status and as of December 31, 2022, we had no loans on non-accrual status.
We sold $74 million of loans in the third quarter of 2023, of which $7 million remained unsettled and was held-for-sale as of September 30, 2023. We recorded a charge-off against the allowance for these loans of $2 million in the third quarter of 2023.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2023, we had 8 loans for $68 million in the commercial and financial segment and 1 loan for $47 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of September 30, 2023, $33 million of our allowance for credit losses related to these loans.
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
We estimate credit losses over the contractual life of the financial asset, while factoring in prepayment activity, where supported by data, over a three year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
environment. The multiple scenarios are based on a three-year horizon (or less depending on contractual maturity) and then revert linearly over a two-year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
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
When computing allowance levels, credit loss assumptions are estimated using models that categorize asset pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall asset portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
Credit quality is assessed and monitored by evaluating various attributes in order to enable timely detection of any concerns with the customer’s credit rating. The results of those evaluations are utilized in underwriting new loans and transactions with counterparties and in our process for estimation of expected credit losses.
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2023.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 86% of our loans were rated as investment grade as of September 30, 2023 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 12% of our loans as of September 30, 2023, and are concentrated in leveraged loans. Approximately 92% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2023.
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
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$28,160	$2,435	$30,595
Speculative	3,816	536	4,352
Special mention	268	99	367
Substandard	39	—	39
Doubtful	29	47	76
Total(1)(2)	$32,312	$3,117	$35,429

December 31, 2022	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$24,667	$2,509	$27,176
Speculative	4,103	388	4,491
Special mention	291	88	379
Substandard	99	—	99
Total(1)(2)	$29,160	$2,985	$32,145

(1) Loans include $3.59 billion and $2.80 billion of overdrafts as of September 30, 2023 and December 31, 2022, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of September 30, 2023, $3.21 billion overdrafts were investment grade and $0.38 billion overdrafts were speculative.
(2) Total does not include $7 million and $5 million of loans classified as held-for-sale as of September 30, 2023 and December 31, 2022, respectively.
For additional information about credit quality, refer to pages 146 to 150 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2023. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,095	$100	$204	$61	$272	$6	$13,930	$15,668
Speculative	458	264	749	113	334	185	347	2,450
Special mention	—	—	155	—	57	—	—	212
Substandard	20	—	—	5	—	—	—	25
Doubtful	5	—	24	—	—	—	—	29
Total commercial and financing	$1,578	$364	$1,132	$179	$663	$191	$14,277	$18,384
Commercial real estate:
Risk Rating:
Investment grade	$215	$500	$498	$100	$375	$747	$—	$2,435
Speculative	—	20	31	50	144	291	—	536
Special mention	—	—	—	—	22	77	—	99
Doubtful	—	—	—	—	—	47	—	47
Total commercial real estate	$215	$520	$529	$150	$541	$1,162	$—	$3,117
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,031	$1,982	$2,793	$—	$—	$—	$4,686	$12,492
Speculative	483	131	502	75	104	71	—	1,366
Special mention	—	—	28	28	—	—	—	56
Substandard	—	—	—	—	—	14	—	$14
Total commercial and financing	$3,514	$2,113	$3,323	$103	$104	$85	$4,686	$13,928

Total loans(2)	$5,307	$2,997	$4,984	$432	$1,308	$1,438	$18,963	$35,429

(1) Any reserve associated with accrued interest is not material. As of September 30, 2023, accrued interest receivable of $325 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $7 million of loans classified as held-for-sale as of September 30, 2023.
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
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$80	$3	$37	$—	$—	$15	$1	$136
Charge-offs	(2)	—	—	—	—	—	—	(2)
Provision	(6)	—	7	—	1	(1)	(1)	—
Ending balance	$72	$3	$44	$—	$1	$14	$—	$134

(1) Includes $2 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$73	$5	$19	$2	$—	$23	$(1)	$121
Charge-offs	(13)	—	—	—	—	—	—	(13)
Provision	12	(2)	25	(2)	1	(9)	1	26
Ending balance	$72	$3	$44	$—	$1	$14	$—	$134

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
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. We recorded no provision for credit losses in the third quarter of 2023, as an increase in reserves for commercial real estate loans was offset by a reduction in reserves related to leveraged loans. There was no provision for credit losses recorded in the third quarter of 2022.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2023, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2021	$7,354	$267	$7,621
Acquisitions	3	—	3
Foreign currency translation	(125)	(4)	(129)
Ending balance December 31, 2022	$7,232	$263	$7,495
Foreign currency translation	(8)	—	(8)
Ending balance September 30, 2023	$7,224	$263	$7,487

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2021	$1,746	$70	$1,816
Amortization	(217)	(21)	(238)
Foreign currency translation	(34)	—	(34)
Ending balance December 31, 2022	1,495	49	1,544
Amortization	(164)	(16)	(180)
Foreign currency translation	(1)	—	(1)
Ending balance September 30, 2023	$1,330	$33	$1,363
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,722	$(1,743)	$979
Technology	401	(206)	195
Core deposits	681	(501)	180
Other	83	(74)	9
Total	$3,887	$(2,524)	$1,363

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,728	$(1,626)	$1,102
Technology	402	(178)	224
Core deposits	683	(477)	206
Other	84	(72)	12
Total	$3,897	$(2,353)	$1,544
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Securities borrowed(1)	$24,065	$16,489
Derivative instruments, net	7,804	7,664
Bank-owned life insurance	3,730	3,649
Collateral, net	3,104	1,833
Investments in joint ventures and other unconsolidated entities(2)	2,840	3,245
Deferred tax assets, net of valuation allowance(3)	1,020	1,127
Right-of-use assets	823	500
Receivable for securities settlement	670	383
Prepaid expenses	610	558
Accounts receivable	472	404
Income taxes receivable	238	235
Deposits with clearing organizations	58	62
Other(4)	1,798	1,753
Total	$47,232	$37,902

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $181 million and $179 million as of September 30, 2023 and December 31, 2022, respectively. For both the three and nine months ended September 30, 2023, $5 million of impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $968 million and $1,201 million as of September 30, 2023 and December 31, 2022, respectively.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 154 and 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 154 and 155 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets, liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans and Interest Rate on Reserve Balances (IORB) indexed floating-rate cash deposits held across the Federal Reserve Bank system. The interest rate swaps synthetically convert the interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the EURIBOR and IORB.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2023, is approximately $210 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$15,704	$8,683
Foreign exchange contracts:
Forward, swap and spot	2,379,456	2,267,221
Options purchased	683	607
Options written	278	445
Futures	148	1,550
Other:
Futures	130	—
Stable value contracts(1)	29,490	31,391
Deferred value awards(2)	320	300
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	20,453	22,566
Foreign exchange contracts:
Forward and swap	9,279	8,213

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$20,090	$26,081	$20,103	$25,407
Other derivative contracts	—	—	196	216
Total	$20,090	$26,081	$20,299	$25,623

Derivatives designated as hedging instruments:
Foreign exchange contracts	$518	$105	$3	$342
Interest rate contracts	1	—	1	1
Total	$519	$105	$4	$343

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$198	$207	$621	$676
Foreign exchange contracts	Interest expense	(24)	(16)	(40)	—
Interest rate contracts	Foreign exchange trading services revenue	(3)	—	(2)	—
Other derivative contracts	Other fee revenue	6	—	5	—
Other derivative contracts	Compensation and employee benefits	(21)	(11)	(99)	(75)
Total		$156	$180	$485	$601
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$13,960	$(594)	$176
Available-for-sale securities(2)(3)	9,957	(767)	4

	December 31, 2022
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,513	$(644)	$362
Available-for-sale securities(2)(3)	9,801	(675)	8

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At September 30, 2023 and December 31, 2022, the amortized cost of the closed portfolios used in these hedging relationships was $699 million and $207 million, respectively, of which $400 million and $64 million, respectively, was designated under the portfolio layer hedging relationship. At September 30, 2023 and December 31, 2022, the cumulative adjustment associated with these hedging relationships was ($16) million and ($4) million, respectively.
(3) Carrying amount represents amortized cost.
As of September 30, 2023 and December 31, 2022, the total notional amount of the interest rate swaps of fair value hedges was $19.59 billion and $20.32 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2023	2022			2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$57	$349	Available-for-sale securities(1)	Net interest income	$(57)	$(349)
Interest rate contracts	Net interest income	(76)	(261)	Long-term debt	Net interest income	76	261
Total		$(19)	$88			$19	$(88)

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2023	2022			2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$99	707	Available-for-sale securities(2)	Net interest income	$(100)	$(709)
Interest rate contracts	Net interest income	(52)	(600)	Long-term debt	Net interest income	52	600
Total		$47	$107			$(48)	$(109)

(1) In the three months ended September 30, 2023, approximately $36 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI compared to $256 million of net unrealized gains in the same period of 2022.
(2) In the nine months ended September 30, 2023, approximately $70 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI compared to $526 million of net unrealized gains in the same period of 2022.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2023	2022
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(1)	$(222)	Net interest income	$(53)	$(22)
Foreign exchange contracts	33	39	Net interest income	—	—
Total derivatives designated as cash flow hedges	$32	$(183)		$(53)	$(22)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$225	$395		$—	$—
Total derivatives designated as net investment hedges	225	395		—	—
Total	$257	$212		$(53)	$(22)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(4)	$(604)	Net interest income	$(156)	$3
Foreign exchange contracts	115	215	Net interest income	1	6
Total derivatives designated as cash flow hedges	$111	$(389)		$(155)	$9

Derivatives designated as net investment hedges:
Foreign exchange contracts	$176	$723		$—	$—
Total derivatives designated as net investment hedges	176	723		—	—

Total	$287	$334		$(155)	$9

(1) As of September 30, 2023, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of September 30, 2023 totaled approximately $5.08 billion, against which we provided $4.07 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2023, the maximum additional collateral we would be required to post to our counterparties is approximately $1.01 billion.
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 158 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
As of September 30, 2023 and December 31, 2022, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $10.38 billion and $8.14 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $6.18 billion and $3.63 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2023
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$20,608	$(11,006)	$9,602	$—	$9,602
Interest rate contracts(6)	1	—	1	—	1
Cash collateral and securities netting	NA	(1,799)	(1,799)	(820)	(2,619)
Total derivatives	20,609	(12,805)	7,804	(820)	6,984
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	213,229	(187,348)	25,881	(24,436)	1,445
Total derivatives and other financial instruments	$233,838	$(200,153)	$33,685	$(25,256)	$8,429

Assets:	December 31, 2022
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$26,186	$(15,224)	$10,962	$—	$10,962
Interest rate contracts(6)	—	—	—	—	—
Cash collateral and securities netting	NA	(3,298)	(3,298)	(1,717)	(5,015)
Total derivatives	26,186	(18,522)	7,664	(1,717)	5,947
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	125,797	(104,093)	21,704	(20,960)	744
Total derivatives and other financial instruments	$151,983	$(122,615)	$29,368	$(22,677)	$6,691

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
(7) Included in the $25.88 billion as of September 30, 2023 were $1.82 billion of resale agreements and $24.06 billion of collateral provided related to securities borrowing. Included in the $21.70 billion as of December 31, 2022 were $5.21 billion of resale agreements and $16.49 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2023
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$20,106	$(11,006)	$9,100	$—	$9,100
Interest rate contracts(6)	1	—	1	—	1
Other derivative contracts	196	—	196	—	196
Cash collateral and securities netting	NA	(4,015)	(4,015)	(1,081)	(5,096)
Total derivatives	20,303	(15,021)	5,282	(1,081)	4,201
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	203,469	(187,348)	16,121	(15,790)	331
Total derivatives and other financial instruments	$223,772	$(202,369)	$21,403	$(16,871)	$4,532

Liabilities:	December 31, 2022
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,749	$(15,224)	$10,525	$—	$10,525
Interest rate contracts(6)	1	—	1	—	1
Other derivative contracts	216	—	216	—	216
Cash collateral and securities netting	NA	(2,727)	(2,727)	(908)	(3,635)
Total derivatives	25,966	(17,951)	8,015	(908)	7,107
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	111,653	(104,093)	7,560	(6,433)	1,127
Total derivatives and other financial instruments	$137,619	$(122,044)	$15,575	$(7,341)	$8,234

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
(7) Included in the $16.12 billion as of September 30, 2023 were $3.10 billion of repurchase agreements and $13.02 billion of collateral received related to securities lending transactions. Included in the $7.56 billion as of December 31, 2022 were $1.18 billion of repurchase agreements and $6.38 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of September 30, 2023					As of December 31, 2022
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$186,824	$—	$178	$—	$187,002	$100,899	$—	$200	$—	$101,099
Non-U.S. sovereign debt	—	—	—	—	—	702	—	—	—	702
Total	186,824	—	178	—	187,002	101,601	—	200	—	101,801
Securities lending transactions:
US Treasury and agency securities	8	—	—	—	8	44	—	—	—	44
Corporate debt securities	144	—	12	—	156	67	—	—	—	67
Equity securities	7,503	15	20	1,896	9,434	4,509	—	—	1,606	6,115
Other(1)	6,869	—	—	—	6,869	3,626	—	—	—	3,626
Total	14,524	15	32	1,896	16,467	8,246	—	—	1,606	9,852
Gross amount of recognized liabilities for repurchase agreements and securities lending	$201,348	$15	$210	$1,896	$203,469	$109,847	$—	$200	$1,606	$111,653

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Commitments:
Unfunded credit facilities	$34,149	$31,208
Guarantees(1):
Indemnified securities financing	$269,180	$348,924
Standby letters of credit	1,527	2,125

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 76% of our unfunded commitments to extend credit expire within one year as of September 30, 2023, compared to approximately 77% as of December 31, 2022.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2023	December 31, 2022
Fair value of indemnified securities financing	$269,180	$348,924
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	281,856	366,895
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	58,722	54,114
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	63,263	57,903
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2023 and December 31, 2022, we had approximately $24.06 billion and $16.49 billion, respectively, of collateral provided and approximately $13.02 billion and $6.38 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of FICC, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both September 30, 2023 and December 31, 2022, we did not record any liabilities under these arrangements.
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
As of September 30, 2023, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $17 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2023, for those matters for which we have accrued probable loss contingencies (including the Invoicing Matter described below) and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts)
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ranges up to approximately $70 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
German Tax Matter
In connection with a routine audit including the period 2013-2015, German tax authorities have questioned whether State Street should have withheld and be secondarily liable for certain taxes on dividends paid on securities of German issuers held as collateral over dividend record dates in client lending transactions with counterparties outside of Germany.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $204 million and $285 million as of September 30, 2023 and December 31, 2022, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2013. Management believes that we have sufficiently accrued liabilities as of September 30, 2023 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 164 to 165 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2022 Form 10-K.
Interests in Investment Funds
As of both September 30, 2023 and December 31, 2022, we had no consolidated funds. As of both September 30, 2023 and December 31, 2022, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $16 million and $15 million as of September 30, 2023 and December 31, 2022, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of September 30, 2023 and December 31, 2022, our potential maximum loss exposure related to these unconsolidated entities totaled $1.30 billion and $1.60 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2023, we had investments in LIHTC and production tax credit investments of $841 million and $301 million, respectively, which are included in other assets in our consolidated statement of condition. Deferred contributions related to LIHTC investments were $198 million at September 30, 2023. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2038. Contingent contributions related to the renewable energy production tax credit investments were $48 million at September 30, 2023. These contributions are contingent on production and expected to be paid through 2029.
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Income (loss) recorded on investments within other fee revenue	$8	$23
Income recorded in total revenue	8	23
Tax credits and benefits recognized in income tax expense	68	202
Proportional amortization recognized in income tax expense	(52)	(156)
Net benefits included in income tax expense	16	46
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income	$24	$69
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2023:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2023 (In millions)	Redemption Date(2)
Series D	February 2014	30,000,000	$750	1/4,000th	$100,000	$25	5.9% to but excluding March 15, 2024, then 9.008%(3)	Quarterly	$742	March 15, 2024
Series F(4)	May 2015	250,000	250	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 3.859%, or 9.268% effective September 15, 2023	Quarterly	247	September 15, 2020
Series G	April 2016	20,000,000	500	1/4,000th	100,000	25	5.35%(5)	Quarterly	493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	5.625% to but excluding December 15, 2023, then a floating rate equal to the three-month CME term SOFR plus 2.801%(6)	Semi-annually	494	December 15, 2023

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
(5) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
(6) In accordance with the LIBOR Act, the benchmark interest rate to be used to calculate the dividend rate during the floating rate period of the Series H preferred stock that begins on December 15, 2023 will transition from USD LIBOR to CME Term SOFR, plus 0.26161%.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,338	23.38	6	1,387	13.87	3
Series G	1,338	0.33	7	1,338	0.33	7
Total			$24			$21

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$4,425	$1.11	$33	$4,425	$1.11	$33
Series F	6,592	65.92	17	3,467	34.67	9
Series G	4,013	1.00	20	4,014	0.99	20
Series H	2,813	28.13	14	2,813	28.13	14
Total			$84			$76

Common Stock
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.00 billion of our common stock in the third quarter of 2023 under our 2023 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2023 Program	13.8	$72.23	$1,000	42.3	$78.08	$3,300

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$213	$0.63	$232

	Nine Months Ended September 30,
	2023		2022
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.95	$628	$1.77	$651

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	83	49	—	(145)	176	163
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	113	378	12	—	—	503
Other comprehensive income (loss)	196	427	12	(145)	176	666
Balance as of September 30, 2023	$(163)	$(1,390)	$(131)	$(1,896)	$535	$(3,045)

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2021	$(2)	$(50)	$(130)	$(1,019)	$68	$(1,133)
Other comprehensive income (loss) before reclassifications	(344)	(2,041)	(1)	(1,569)	723	(3,232)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(6)	84	19	—	—	97
Other comprehensive income (loss)	(350)	(1,957)	18	(1,569)	723	(3,135)
Balance as of September 30, 2022	$(352)	$(2,007)	$(112)	$(2,588)	$791	$(4,268)

(1) Includes after-tax net unamortized unrealized gains (losses) related to AFS investment securities that have been transferred to HTM of ($578) million and ($749) million as of September 30, 2023 and December 31, 2022, respectively.

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2023	2022
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $81, and $0, respectively	$213	$—	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $22 and $22, respectively	59	60	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $14 and $6, respectively	39	16	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $0 and $1, respectively	—	2	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$311	$78

	Nine Months Ended September 30,
	2023	2022
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $81 and $1, respectively	$213	$1	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $61 and $31, respectively	165	83	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $42 and $(3), respectively	113	(6)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $5 and $8, respectively	12	19	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$503	$97

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
As of September 30, 2023, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2023, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2023 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022	Basel III Advanced Approaches September 30, 2023	Basel III Standardized Approach September 30, 2023	Basel III Advanced Approaches December 31, 2022	Basel III Standardized Approach December 31, 2022
Common shareholders' equity:
Common stock and related surplus			$11,239	$11,239	$11,234	$11,234	$13,033	$13,033	$13,033	$13,033
Retained earnings			27,993	27,993	27,028	27,028	15,407	15,407	16,975	16,975
Accumulated other comprehensive income (loss)			(3,045)	(3,045)	(3,711)	(3,711)	(2,756)	(2,756)	(3,428)	(3,428)
Treasury stock, at cost			(14,542)	(14,542)	(11,336)	(11,336)	—	—	—	—
Total			21,645	21,645	23,215	23,215	25,684	25,684	26,580	26,580
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,352)	(8,352)	(8,545)	(8,545)	(8,096)	(8,096)	(8,288)	(8,288)
Other adjustments(1)			(289)	(289)	(123)	(123)	(206)	(206)	(19)	(19)
Common equity tier 1 capital			13,004	13,004	14,547	14,547	17,382	17,382	18,273	18,273
Preferred stock			1,976	1,976	1,976	1,976	—	—	—	—
Tier 1 capital			14,980	14,980	16,523	16,523	17,382	17,382	18,273	18,273
Qualifying subordinated long-term debt			1,374	1,374	1,376	1,376	538	538	542	542
Allowance for credit losses			3	134	—	120	3	134	—	120
Total capital			$16,357	$16,488	$17,899	$18,019	$17,923	$18,054	$18,815	$18,935
Risk-weighted assets:
Credit risk(2)			$62,206	$116,045	$61,108	$105,739	$56,273	$114,662	$54,675	$104,184
Operational risk(3)			42,677	NA	42,763	NA	42,299	NA	42,325	NA
Market risk			1,963	1,963	1,488	1,488	1,963	1,963	1,488	1,488
Total risk-weighted assets			$106,846	$118,008	$105,359	$107,227	$100,535	$116,625	$98,488	$105,672

Adjusted quarterly average assets			$259,086	$259,086	$275,678	$275,678	$256,408	$256,408	$273,220	$273,220

Capital Ratios:	2023 Minimum Requirements(4)	2022 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.2%	11.0%	13.8%	13.6%	17.3%	14.9%	18.6%	17.3%
Tier 1 capital	9.5	9.5	14.0	12.7	15.7	15.4	17.3	14.9	18.6	17.3
Total capital	11.5	11.5	15.3	14.0	17.0	16.8	17.8	15.5	19.1	17.9
Tier 1 leverage(5)	4.0	4.0	5.8	5.8	6.0	6.0	6.8	6.8	6.7	6.7

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
NA Not applicable
State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest income:
Interest-bearing deposits with banks	$693	$202	$2,031	$281
Investment securities:
Investment securities available-for-sale	464	176	1,218	452
Investment securities held-to-maturity	314	271	954	672
Total investment securities	778	447	2,172	1,124
Securities purchased under resale agreements	65	57	223	105
Loans	492	256	1,330	627
Other interest-earning assets	300	139	831	189
Total interest income	2,328	1,101	6,587	2,326
Interest expense:
Interest-bearing deposits	1,332	300	3,479	260
Securities sold under repurchase agreements	6	2	28	5
Short-term borrowings	2	—	34	1
Long-term debt	241	97	635	234
Other interest-bearing liabilities	123	42	330	73
Total interest expense	1,704	441	4,506	573
Net interest income	$624	$660	$2,081	$1,753
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Professional services	$99	$92	$315	$273
Sales advertising and public relations	38	28	91	69
Regulatory fees and assessments	18	19	62	63
Securities processing	10	21	35	41
Bank operations	9	11	33	24
Donations	13	7	26	20
Other	98	96	279	289
Total other expenses	$285	$274	$841	$779
Acquisition and Restructuring Costs
We had no acquisition and restructuring costs in both the three and nine months ended September 30, 2023, compared to $13 million and $34 million in the same periods of 2022, respectively, related to the BBH Investor Services acquisition transaction that we are no longer pursuing.

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Payments and Other Adjustments	(17)	(1)	(18)
Accrual Balance at March 31, 2022	51	5	56
Payments and Other Adjustments	(11)	—	(11)
Accrual Balance at June 30, 2022	40	5	45
Payments and Other Adjustments	(5)	—	(5)
Accrual Balance at September 30, 2022	$35	$5	$40
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and Other Adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	53	3	56
Payments and Other Adjustments	(12)	(2)	(14)
Accrual Balance at September 30, 2023	$41	$1	$42
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to page 175 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2022 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income	$422	$690	$1,734	$2,041
Less:
Preferred stock dividends	(24)	(21)	(84)	(76)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$398	$669	$1,649	$1,964
Average common shares outstanding (In thousands):
Basic average common shares	313,147	367,789	327,776	367,240
Effect of dilutive securities: equity-based awards	4,182	4,629	4,235	4,954
Diluted average common shares	317,329	372,418	332,011	372,194
Anti-dilutive securities(2)	1,683	1,592	1,368	904
Earnings per common share:
Basic	$1.27	$1.82	$5.03	$5.35
Diluted(3)	1.25	1.80	4.97	5.28

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Servicing fees	$1,234	$1,219	$—	$—	$—	$—	$1,234	$1,219
Management fees	—	—	479	472	—	—	479	472
Foreign exchange trading services	278	293	35	26	—	—	313	319
Securities finance	98	105	5	5	—	—	103	110
Software and processing fees	188	184	—	—	—	—	188	184
Other fee revenue	41	12	3	(17)	—	—	44	(5)
Total fee revenue	1,839	1,813	522	486	—	—	2,361	2,299
Net interest income	620	663	4	(3)	—	—	624	660
Total other income	—	—	—	—	(294)	—	(294)	—
Total revenue	2,459	2,476	526	483	(294)	—	2,691	2,959
Provision for credit losses	—	—	—	—	—	—	—	—
Total expenses	1,798	1,760	379	335	3	15	2,180	2,110
Income before income tax expense	$661	$716	$147	$148	$(297)	$(15)	$511	$849
Pre-tax margin	27%	29%	28%	31%			19%	29%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Servicing fees	$3,710	$3,884	$—	$—	$—	$—	$3,710	$3,884
Management fees	—	—	1,397	1,482	—	—	1,397	1,482
Foreign exchange trading services	875	948	83	61	—	—	958	1,009
Securities finance	310	300	19	13	—	—	329	313
Software and processing fees (1)	574	573	—	—	—	—	574	573
Other fee revenue	124	46	23	(65)		—	147	(19)
Total fee revenue	5,593	5,751	1,522	1,491	—	—	7,115	7,242
Net interest income	2,069	1,760	12	(7)	—	—	2,081	1,753
Total other income	—	(2)	—	—	(294)	—	(294)	(2)
Total revenue	7,662	7,509	1,534	1,484	(294)	—	8,902	8,993
Provision for credit losses	26	10	—	—	—	—	26	10
Total expenses	5,626	5,452	1,126	1,051	9	42	6,761	6,545
Income before income tax expense	$2,010	$2,047	$408	$433	$(303)	$(42)	2,115	$2,438
Pre-tax margin	26%	27%	27%	29%			24%	27%
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
State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$1,234	$—	$1,234	$—	$—	$—	$—	$—	$—	$1,234
Management fees	—	—	—	479	—	479	—	—	—	479
Foreign exchange trading services	84	194	278	35	—	35	—	—	—	313
Securities finance	53	45	98	—	5	5	—	—	—	103
Software and processing fees	142	46	188	—	—	—	—	—	—	188
Other fee revenue	—	41	41	—	3	3	—	—	—	44
Total fee revenue	1,513	326	1,839	514	8	522	—	—	—	2,361
Net interest income	—	620	620	—	4	4	—	—	—	624
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$1,513	$946	$2,459	$514	$12	$526	$—	$(294)	$(294)	$2,691

	Nine Months Ended September 30, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$3,710	$—	$3,710	$—	$—	$—	$—	$—	$—	$3,710
Management fees	—	—	—	1,397	—	1,397	—	—	—	1,397
Foreign exchange trading services	260	615	875	83	—	83	—	—	—	958
Securities finance	177	133	310	—	19	19	—	—	—	329
Software and processing fees	436	138	574	—	—	—	—	—	—	574
Other fee revenue	—	124	124	—	23	23	—	—	—	147
Total fee revenue	4,583	1,010	5,593	1,480	42	1,522	—	—	—	7,115
Net interest income	—	2,069	2,069	—	12	12	—	—	—	2,081
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$4,583	$3,079	$7,662	$1,480	$54	$1,534	$—	$(294)	$(294)	$8,902

	Three Months Ended September 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$1,219	$—	$1,219	$—	$—	$—	$—	$—	$—	$1,219
Management fees	—	—	—	472	—	472	—	—	—	472
Foreign exchange trading services	88	205	293	26	—	26	—	—	—	319
Securities finance	60	45	105	—	5	5	—	—	—	110
Software and processing fees	138	46	184	—	—	—	—	—	—	184
Other fee revenue	—	12	12	—	(17)	(17)	—	—	—	(5)
Total fee revenue	1,505	308	1,813	498	(12)	486	—	—	—	2,299
Net interest income	—	663	663	—	(3)	(3)	—	—	—	660
Total other income	—	—	—	—	—	—	—	—	—	—
Total revenue	$1,505	$971	$2,476	$498	$(15)	$483	$—	$—	$—	$2,959

	Nine Months Ended September 30, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$3,884	$—	$3,884	$—	$—	$—	$—	$—	$—	$3,884
Management fees	—	—	—	1,482	—	1,482	—	—	—	1,482
Foreign exchange trading services	279	669	948	61	—	61	—	—	—	1,009
Securities finance	175	125	300	—	13	13	—	—	—	313
Software and processing fees	427	146	573	—	—	—	—	—	—	573
Other fee revenue	—	46	46	—	(65)	(65)	—	—	—	(19)
Total fee revenue	4,765	986	5,751	1,543	(52)	1,491	—	—	—	7,242
Net interest income	—	1,760	1,760	—	(7)	(7)	—	—	—	1,753
Total other income	—	(2)	(2)	—	—	—	—	—	—	(2)
Total revenue	$4,765	$2,744	$7,509	$1,543	$(59)	$1,484	$—	$—	$—	$8,993

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of September 30, 2023 and December 31, 2022, net receivables of $2.87 billion and $2.63 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $135 million and $138 million of deferred revenue as of September 30, 2023 and December 31, 2022, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended September 30, 2023, we recognized revenue of $64 million relating to deferred revenue of $150 million as of June 30, 2023. In the nine months ended September 30, 2023, we recognized revenue of $103 million relating to deferred revenue of $138 million as of December 31, 2022.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.5 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2023			2022
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,081	$1,610	$2,691	$1,232	$1,727	$2,959
Income before income tax expense	130	381	511	333	516	849

	Nine Months Ended September 30,
	2023			2022
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,777	$5,125	$8,902	$3,912	$5,081	$8,993
Income before income tax expense	819	1,296	2,115	1,089	1,349	2,438

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% and 26% of total management fees in the three and nine months ended September 30, 2023, respectively, compared to approximately 25% and 26% in the three and nine months ended September 30, 2022, respectively.
Servicing fees generated outside the U.S. were approximately 47% and 46% of total servicing fees in the three and nine months ended September 30, 2023, respectively, compared to approximately 45% and 46% in the three and nine months ended September 30, 2022, respectively.
Non-U.S. assets were $80.75 billion and $91.23 billion as of September 30, 2023 and 2022, respectively.

State Street Corporation | 92

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2023, the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and nine-month periods ended September 30, 2023 and 2022, cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 27, 2023

State Street Corporation | 93

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
BBH	Brown Brothers Harriman & Co	LIBOR	London Interbank Offered Rate
bps	Basis points	LTD	Long-term debt
CAD	Canadian Dollar	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MMLF	Money Market Mutual Fund Liquidity Facility
CCB	Capital Conservation Buffer	NII	Net interest income
CMBS	Commercial Mortgage backed Security	NIM	Net interest margin
CRD	Charles River Development	NSFR(1)	Net stable funding ratio
CET1(1)	Common equity tier 1	OTC	Over-the-counter
CLO	Collateralized Loan Obligation	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	RMBS	Residential mortgage-backed securities
ECB	European Central Bank	RWA(1)	Risk-weighted assets
ESG	Environmental, Social and Governance	SaaS	Software as a service
ETF	Exchange-Traded Fund	SA-CCR	Standardized Approach for Counterparty Credit Risk
EUR	Euro	SCB	Stress Capital Buffer
EURIBOR	Euro Interbank Offered Rate	SEC	Securities and Exchange Commission
FCA	Financial Conduct Authority (UK)	SLR(1)	Supplementary leverage ratio
FDIC	Federal Deposit Insurance Corporation	SPDR	Spider; Standard and Poor's depository receipt
FHLB	Federal Home Loan Bank of Boston	SPOE Strategy	Single Point of Entry Strategy
FICC	Fixed Income Clearing Corporation	SSIF	State Street Intermediate Funding, LLC
FTE	Fully taxable-equivalent	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	USD	U.S. Dollar
GBP	British Pound Sterling	VaR	Value-at-Risk

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

State Street Corporation | 95

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2023, our Board approved a share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023. We repurchased $1.00 billion of our common stock in the third quarter of 2023 under our 2023 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended September 30, 2023.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
July 1 - July 31, 2023	5,866	$71.24	5,866	$1,782
August 1 - August 31, 2023	7,977	72.96	7,977	1,200
September 1 - September 30, 2023	—	—	—	—
Total	13,843	$72.23	13,843	$1,200
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

State Street Corporation | 96

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the third quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Chief Accounting Officer Retirement
On October 25, 2023, Ian W. Appleyard, State Street Corporation’s Executive Vice President, Global Controller and Chief Accounting Officer, notified State Street that he plans to retire in mid-2024.
State Street Corporation | 97

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

	10.1†	Deed of Release entered into with Andrew Erickson dated August 16, 2023

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2023 and 2022, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2023 and 2022, (iii) consolidated statement of condition as of September 30, 2023 and December 31, 2022, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2023 and 2022, (v) consolidated statement of cash flows for the nine months ended September 30, 2023 and 2022, and (vi) notes to consolidated financial statements.
State Street Corporation | 98

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 27, 2023	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2023	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 99