Form 10-Q
period 2024-03-31
STATE STREET CORP
filed 2024-05-02
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2024 was 301,258,872.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2024

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $43.91 trillion of AUC/A and $4.34 trillion of AUM as of March 31, 2024.
As of March 31, 2024, we had consolidated total assets of $338.00 billion, consolidated total deposits of $251.88 billion, consolidated total shareholders' equity of $24.43 billion and approximately 46,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Form 10-Q).
Our executive offices are located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the SEC (2023 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2023 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 122 to 124, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. We did not change these significant accounting policies in the first three months of 2024.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and NSFR, summary results of annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" tab of our website at investors.statestreet.com.
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
Terminology such as “expect,” “outlook,” “will,” “goal,” “target,” “strategy,” “may,” “estimate,” “plan,” “intend,” “objective,” “forecast,” “believe,” “priority,” “anticipate,” “seek,” and “trend,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, the Israel-Hamas war and hostilities between Iran and Israel, ongoing war in Ukraine, major political elections globally, actions taken by central banks to address inflationary and growth pressures, monetary policy tightening, periods of significant volatility in valuations and liquidity or other disruptions in the markets for equity, fixed income and other
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
assets classes globally or within specific markets;
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
Compliance and Regulatory Risks
•Our business and capital-related activities, including common share repurchases, may be adversely affected by regulatory requirements and considerations, including capital, credit and liquidity;
•We face extensive and changing government regulation and supervision in the jurisdictions in which we operate, which may increase our costs and compliance risks and may affect our business activities and strategies;
•Our businesses may be adversely affected by government enforcement and litigation;
•Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management stewardship and corporate sustainability or Environmental, Social and Governance (ESG) practices;
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
•Shifting and maintaining operational activities to non-U.S. jurisdictions, changing our operating model, including by consolidating our operations joint ventures in India, and outsourcing to, or insourcing from, third parties expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings or operational improvements;
•Attacks or unauthorized access to our or our business partners' or clients' information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, could result in significant costs, reputational damage and impacts on our business activities;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the "Filings & reports" tab of our website at investors.statestreet.com.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,		% Change
(Dollars in millions, except per share amounts)	2024	2023
Total fee revenue	$2,422	$2,335	4%
Net interest income	716	766	(7)
Total revenue	3,138	3,101	1
Provision for credit losses	27	44	(39)
Total expenses	2,513	2,369	6
Income before income tax expense	598	688	(13)
Income tax expense	135	139	(3)
Net income	$463	$549	(16)
Adjustments to net income:
Dividends on preferred stock(1)	$(45)	$(23)	96
Earnings allocated to participating securities(2)	—	(1)	nm
Net income available to common shareholders	$418	$525	(20)
Earnings per common share:
Basic	$1.38	$1.54	(10)
Diluted	1.37	1.52	(10)
Average common shares outstanding (in thousands):
Basic	301,991	341,106	(11)
Diluted	305,943	345,472	(11)
Cash dividends declared per common share	$0.69	$0.63	10
Return on average common equity	7.7%	9.3%	(160)	bps
Pre-tax margin	19.1	22.2	(310)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2024 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the first quarter of 2024 compared to the same period of 2023, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2023 period to the relevant 2024 period results.
Financial Results and Highlights
First quarter of 2024 financial performance
•Earnings per share (EPS) of $1.37, in the first quarter of 2024, decreased 10% as compared to the same period of 2023, primarily reflecting a $130 million increase to the FDIC special assessment which decreased EPS by $0.32 in the first quarter of 2024.
•Total revenue increased 1% in the first quarter of 2024, compared to the same period of 2023, as higher fee revenue was partially offset by lower NII.
•Total expenses increased 6% in the first quarter of 2024, compared to the same period of 2023, with approximately 5% points of that increase due to the increase to the FDIC special assessment, and the remainder driven by continued business investments, largely offset by productivity savings.
•Return on equity was 7.7% in the first quarter of 2024, a decrease from 9.3% in the same period of 2023, primarily reflecting the increase to the FDIC special assessment which contributed 1.8% points to the decrease. Pre-tax margin of 19.1% in the first quarter of 2024 decreased from 22.2% in the same period of 2023, primarily due to the increase to the FDIC special assessment.
•Operating leverage was (4.9)% points in the first quarter of 2024, largely due to the increase to the FDIC special assessment which decreased operating leverage by 5.5% points in the first quarter of 2024. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•Fee operating leverage was (2.4)% points in the first quarter of 2024. The increase to the FDIC special assessment decreased fee operating leverage by 5.5% in the first quarter of 2024. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•We returned a total of approximately $308 million to our shareholders in the form of common share repurchases and common stock dividends.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue
•Total fee revenue increased 4% in the first quarter of 2024, compared to the same period of 2023, reflecting higher management fees, software and processing fees, servicing fees and other fee revenue, partially offset by lower securities finance and FX trading services revenue.
•Servicing fee revenue increased 1% in the first quarter of 2024, compared to the same period of 2023, primarily driven by higher average market levels, partially offset by pricing headwinds, lower client activity and adjustments, including changes in client asset mix, and a previously disclosed client transition.
•Management fee revenue increased 12% in the first quarter of 2024, compared to the same period of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impact of a previously disclosed strategic ETF product suite repricing initiative.
•Foreign exchange trading services revenue decreased 3% in the first quarter of 2024, compared to the same period of 2023, primarily due to lower spreads associated with subdued market volatility, partially offset by higher client FX volumes.
•Securities finance revenue decreased 12% in the first quarter of 2024, compared to the same period of 2023, largely driven by lower agency balances and lower spreads primarily due to muted industry specials activity.
•Software and processing fees revenue increased 25% in the first quarter of 2024, compared to the same period of 2023, primarily driven by higher front office software and data revenue associated with CRD.
•Other fee revenue increased $5 million in the first quarter of 2024, compared to the same period of 2023.
•NII decreased 7% in the first quarter of 2024, compared to the same period of 2023, primarily due to deposit mix shift towards interest-bearing deposits and lower average non-interest-bearing deposit balances, partially offset by the impact of higher average interest rates, client lending growth and investment portfolio positions.
Provision for Credit Losses
•In the first quarter of 2024, we recorded a $27 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans. The provision in the first quarter of 2023 was $44 million which included an episodic provision of $29 million associated with industry support for a U.S. financial institution.
Expenses
•Total expenses increased 6% in the first quarter of 2024, compared to the same period of 2023, with approximately 5% points of that increase due to the increase to the FDIC special assessment, and the remainder driven by continued business investments, largely offset by productivity savings.
Notable items
•First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of Silicon Valley Bank and Signature Bank.
•There were no notable items in the first quarter of 2023.
AUC/A and AUM
•AUC/A of $43.91 trillion as of March 31, 2024, increased 17% compared to March 31, 2023, primarily due to higher quarter-end market levels and net new business. In the first quarter of 2024, newly announced asset servicing mandates totaled approximately $474 billion of AUC/A. We onboarded approximately $203 billion of AUC/A during the first quarter of 2024. Servicing assets remaining to be installed in future periods totaled approximately $2.58 trillion of AUC/A as of March 31, 2024.
•AUM of $4.3 trillion as of March 31, 2024, increased 20% compared to March 31, 2023, primarily due to higher quarter-end market levels and net inflows.
Capital
•In the first quarter of 2024, we returned a total of approximately $308 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.69 per share, totaling $208 million in the first quarter of 2024, compared to $0.63 per share, totaling $212 million in the same period of 2023, representing an increase of approximately 10% on a per share basis.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
◦In the first quarter of 2024, we acquired an aggregate of 1.4 million shares of common stock at an average per share cost of $73.24 and an aggregate cost of approximately $100 million. These purchases were all conducted under the share repurchase program approved by our Board of Directors in January 2024.
•Our standardized CET1 capital ratio decreased to 11.1% as of March 31, 2024, compared to 11.6% as of December 31, 2023, primarily driven by the expected normalization of RWA as of March 31, 2024. Our Tier 1 leverage ratio decreased to 5.4% as of March 31, 2024, compared to 5.5% as of December 31, 2023, primarily due to higher consolidated average assets reflecting higher client deposits and an increase in wholesale funding, partially offset by the net issuance of preferred stock. Given the current global economic environment, and our plans for capital distributions, we currently expect our CET1 capital ratio and Tier 1 leverage ratio to remain within or above our target ranges of 10-11% and 5.25-5.75%, respectively.
•On January 31, 2024, we issued 1.5 million depositary shares, each representing 1/100th ownership interest in shares of fixed-to-floating rate, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), and an initial dividend rate of 6.700% per annum, in a public offering. The net proceeds from the offering were approximately $1.5 billion.
•On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D, for a cash redemption price of $100,000 per share (equivalent to $25 per depository share) and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F, for a cash redemption price of $100,000 per share (equivalent to $1,000 per depositary share), plus all declared and unpaid dividends.
Debt Issuances
•On March 18, 2024, we issued $1.0 billion aggregate principal amount of 4.993% fixed rate senior notes due 2027.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2024 compared to the same period of 2023 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2024	2023
Fee revenue:
Back office services	$1,136	$1,131	—%
Middle office services	92	86	7
Servicing fees	1,228	1,217	1
Management fees	510	457	12
Foreign exchange trading services	331	342	(3)
Securities finance	96	109	(12)
Front office software and data	144	109	32
Lending related and other fees	63	56	13
Software and processing fees	207	165	25
Other fee revenue	50	45	11
Total fee revenue	2,422	2,335	4
Net interest income:
Interest income	2,889	2,027	43
Interest expense	2,173	1,261	72
Net interest income	716	766	(7)
Total revenue	$3,138	$3,101	1
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarter of 2024 and 2023. Servicing and management fees collectively made up approximately 72% of the total fee revenue in both the first quarter of 2024 and 2023.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 1% in the first quarter of 2024, compared to the same period of 2023, primarily driven by higher average market levels, partially offset by pricing headwinds, lower client activity and adjustments, including changes in client asset mix due to a shift in assets into lower fee asset classes including cash products, and a previously disclosed client transition.
Servicing fees generated outside the U.S. were approximately 47% and 46% of total servicing fees in the first quarter of 2024 and 2023, respectively.
Servicing fee revenue comprises revenue from a range of services provided to our clients, including certain Alpha servicing mandates, consisting of core custody services, accounting, reporting and administration, which we refer to collectively as back office and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. For servicing fees for which we have not yet issued an invoice to our clients as of period end, we include an estimate of the impact of changes in market valuations, client activity and flows, net new business and changes in pricing in our revenues.
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
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of March 31, 2024 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of March 31, 2024, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
S&P 500®	4,993	4,000	25%	5,065	4,052	25%	5,254	4,109	28%
MSCI EAFE®	2,263	2,060	10	2,295	2,082	10	2,349	2,093	12
MSCI® Emerging Markets	1,010	997	1	1,013	995	2	1,043	990	5

(1) The index names listed in the table are service marks of their respective owners.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2024	2023	% Change
Bloomberg U.S. Aggregate Bond Index®	2,145	2,109	2%
Bloomberg Global Aggregate Bond Index®	462	459	1

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

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2024	2023
North America - (US Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(2.3)	$(57.5)
Money Market	(8.9)	445.1
Exchange-Traded Fund	190.4	78.7
Total Flows	$179.2	$466.3

Europe - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$(0.4)	$47.4
Money Market	56.0	26.6
Exchange-Traded Fund	53.2	37.7
Total Flows	$108.8	$111.7

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
(3) The first quarter of 2024 data for North America (U.S. domiciled) includes Morningstar direct actuals for January 2024 and February 2024 and Morningstar direct estimates for March 2024.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The first quarter of 2024 data for Europe is on a rolling three month basis for December 2023 through February 2024, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2023, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 1% in both 2023 and 2022.
Gross investment servicing mandates were $474 billion of AUC/A in the first quarter of 2024 and $1.80 trillion of AUC/A per year on average over the five years ended December 31, 2023, ranging from approximately $0.79 trillion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of the 6 to 36 months range. With
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respect to the current asset mandates of approximately $2.58 trillion of AUC/A that are yet to be installed as of March 31, 2024, we expect the conversion will occur over the coming 24 months, with approximately 40-50% expected to be installed in the remainder of 2024, with the balance expected to be installed throughout 2025 and 2026. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
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

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
Collective funds, including ETFs	$14,694	$14,070	$12,748
Mutual funds	11,552	11,009	10,077
Pension products	8,800	8,352	7,871
Insurance and other products	8,866	8,379	6,939
Total	$43,912	$41,810	$37,635

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
Equities	$25,909	$24,317	$20,966
Fixed-income	11,368	11,043	10,645
Short-term and other investments	6,635	6,450	6,024
Total	$43,912	$41,810	$37,635

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
Americas	$31,610	$29,951	$27,599
Europe/Middle East/Africa	9,207	8,913	7,396
Asia/Pacific	3,095	2,946	2,640
Total	$43,912	$41,810	$37,635

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset servicing mandates newly announced in the first quarter of 2024 totaled approximately $474 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.58 trillion as of March 31, 2024, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
New asset servicing mandates may be subject to completion of definitive agreements, consents or assignments, approval of applicable boards and shareholders and customary regulatory approvals. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and the expected installation date extends beyond one quarter. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods are presented on a gross basis based on factors present on or about the time we determine the business to be won by us and are not updated based on subsequent developments, including changes in assets, market valuations, scope and, potentially, termination. Such assets therefore do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which may from time to time be significant.
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
As previously disclosed, in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the first quarter of 2024 reflected approximately half of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Management Fee Revenue
Management fees increased 12% in the first quarter of 2024, compared to the same period of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impact of a previously disclosed strategic ETF product suite repricing initiative.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the first quarter of 2024 and 2023.
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
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In light of the above, we estimate, using relevant information as of March 31, 2024, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
Equity:
Active	$51	$47	$60
Passive	2,662	2,466	2,153
Total equity	2,713	2,513	2,213
Fixed-income:
Active	27	71	85
Passive	550	538	490
Total fixed-income(1)	577	609	575
Cash(1)	481	467	375
Multi-asset-class solutions:
Active	23	21	28
Passive	312	289	203
Total multi-asset-class solutions	335	310	231
Alternative investments(2):
Active	11	11	35
Passive	219	218	189
Total alternative investments	230	229	224
Total	$4,336	$4,128	$3,618

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
North America	$3,155	$3,029	$2,648
Europe/Middle East/Africa	671	602	521
Asia/Pacific	510	497	449
Total	$4,336	$4,128	$3,618

(1) Geographic mix is based on client location or fund management location.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2024	December 31, 2023	March 31, 2023
Alternative Investments(2)	$74	$73	$73
Equity	1,131	1,038	841
Multi Asset	1	1	1
Fixed-Income	155	156	141
Total Exchange-Traded Funds	$1,361	$1,268	$1,056

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2022	$2,128	$554	$376	$209	$214	$3,481
Long-term institutional flows, net(3)	(25)	1	—	10	(2)	(16)
Exchange-traded fund flows, net	(12)	5	—	—	1	(6)
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(37)	6	(4)	10	(1)	(26)
Market appreciation (depreciation)	122	14	3	11	11	161
Foreign exchange impact	—	1	—	1	—	2
Total market/foreign exchange impact	122	15	3	12	11	163
Balance as of March 31, 2023	$2,213	$575	$375	$231	$224	$3,618

Balance as of December 31, 2023	$2,513	$609	$467	$310	$229	$4,128
Long-term institutional flows, net(3)	(3)	(23)	—	14	(7)	(19)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash fund flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(11)	(9)
Market appreciation (depreciation)	220	(4)	6	12	15	249
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	12	217
Balance as of March 31, 2024	$2,712	$578	$481	$335	$230	$4,336

(1) Includes both floating and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, decreased 3% in the first quarter of 2024, compared to the same period of 2023, primarily due to lower spreads associated with subdued market volatility, partially offset by higher client FX volumes. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 65% and 35%, respectively, of foreign exchange trading services revenue in the first quarter of 2024, compared to 68% and 32%, respectively, in the same period of 2023.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, decreased 12% in the first quarter of 2024, compared to the same period of 2023, due to lower agency balances and lower spreads primarily due to muted industry specials activity.
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
Software and Processing Fees
Software and processing fees revenue, presented in Table 2: Total Revenue, increased 25% in the first quarter of 2024 compared to the same period of 2023, primarily driven by higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 32% in the first quarter of 2024 compared to the same period of 2023, primarily due to higher software-enabled and professional services revenue reflecting continued SaaS implementations and conversions.
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
Lending related and other fees increased 13% in the first quarter of 2024 compared to the same period of 2023, reflecting higher unfunded commitments primarily relating to our fund finance products. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue increased $5 million in the first quarter of 2024 compared to the same period of 2023.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarter of 2024 compared to the same period of 2023.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, loans, resale agreements and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
NIM represents the relationship between annualized fully taxable-equivalent (FTE) NII and average total interest-earning assets for the period. It is calculated by dividing FTE NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly earned from certain investment securities (state and political subdivisions), is adjusted to an FTE basis using the U.S. federal and state statutory income tax rates.
NII decreased 7% in the first quarter of 2024
compared to the same period of 2023, primarily due to deposit mix shift towards interest-bearing deposits and lower average non-interest-bearing deposit balances, partially offset by the impact of higher average interest rates, client lending growth and investment portfolio positions.
Investment securities' net purchase discount accretion increased interest income by $34 million in the first quarter of 2024 compared to net purchase premium amortization that reduced interest income by $14 million in the same period of 2023. The change in the net purchase premium amortization (discount accretion) was primarily driven by a shift in the non-MBS portfolio from a net unamortized purchase premium as of March 31, 2023 to a net unamortized purchase discount as of March 31, 2024.
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
The following table presents the investment securities net premium amortization (discount accretion) for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums and (discounts) at period end	$402	$(364)	$38	$484	$70	$554
Net premium amortization (discount accretion)	16	(50)	(34)	20	(6)	14

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the first quarter of 2024, compared to the same period of 2023.

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$90,230	$998	4.45%	$77,220	$641	3.37%
Securities purchased under resale agreements(2)	6,118	167	10.97	1,643	76	18.94
Trading account assets	767	—	—	667	—	—
Investment securities:
Investment securities available-for-sale	46,497	573	4.93	42,101	349	3.31
Investment securities held-to-maturity	54,821	294	2.14	64,988	321	1.97
Total Investment securities	101,318	867	3.42	107,089	670	2.50
Loans	37,747	547	5.82	33,517	397	4.80
Other interest-earning assets(3)	18,153	312	6.92	17,393	245	5.71
Average total interest-earning assets	$254,333	$2,891	4.57	$237,529	$2,029	3.46
Interest-bearing deposits:
U.S.	$129,846	$1,363	4.22	$105,261	$779	3.00
Non-U.S.(4)	62,087	277	1.80	66,356	174	1.07
Total interest-bearing deposits(4)(5)	191,933	1,640	3.44	171,617	953	2.25
Securities sold under repurchase agreements	3,122	39	5.06	4,409	9	.84
Other short-term borrowings	8,314	101	4.85	1,278	12	3.78
Long-term debt	18,944	258	5.44	15,865	184	4.64
Other interest-bearing liabilities(6)	4,430	135	12.29	3,078	103	13.49
Average total interest-bearing liabilities	$226,743	$2,173	3.85	$196,247	$1,261	2.61
Interest rate spread			.72%			.86%
Net interest income, fully taxable-equivalent basis		$717			$768
Net interest margin, fully taxable-equivalent basis			1.13%			1.31%
Tax-equivalent adjustment		(1)			(2)
Net interest income, GAAP basis		$716			$766

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $171.83 billion for the first quarter of 2024 compared to $116.65 billion for the same period of 2023. Excluding the impact of netting, the average interest rates would be approximately 0.38% in the first quarter of 2024 compared to 0.26% in the same period of 2023.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.88 billion for the first quarter of 2024 compared to $5.00 billion in the same period of 2023. Excluding the impact of netting, the average interest rates would be approximately 5.23% in the first quarter of 2024 compared to 4.43% and in the same period of 2023.
(4) Average rate includes the impact of FX swap costs of approximately ($49) million for the first quarter of 2024 compared to ($5) million for the same period of 2023. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.54% in the first quarter of 2024, compared to 2.26% in the same period of 2023.
(5) Total deposits averaged $218.89 billion for the first quarter of 2024 compared to $210.32 billion in the same period of 2023.
(6) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.42 billion for the first quarter of 2024 compared to $5.40 billion in the same period of 2023. Excluding the impact of netting, the average interest rates would be approximately 5.23% in the first quarter of 2024 compared to 4.43% in the same period of 2023.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $254.33 billion in the first quarter of 2024 compared to $237.53 billion in the same period of 2023. The increase is primarily due to higher levels of client deposits and an increase in short-term wholesale funding and long-term debt.
Interest-bearing deposits with banks averaged $90.23 billion in the first quarter of 2024 compared to $77.22 billion in the same period of 2023. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $6.12 billion in the first quarter of 2024 compared to $1.64 billion in the same period of 2023 due to a shift to term repurchase agreements, which reduces our ability to net against resale agreement balances. Additionally, as a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $171.83 billion on average in the first quarter of 2024 compared to $116.65 billion in the same period of 2023, primarily driven by an increase in FICC repurchase agreement volumes.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both March 31, 2024 and December 31, 2023.
Average investment securities decreased to $101.32 billion in the first quarter of 2024 from $107.09 billion in the same period of 2023, primarily due to maturities within our fixed-rate portfolio, and portfolio repositioning.
Average loans increased to $37.75 billion in the first quarter of 2024 compared to $33.52 billion in the same period of 2023. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $34.30 billion in the first quarter of 2024 compared to $29.21 billion in the same period of 2023. The increase is primarily due to growth in collateralized loan obligations in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $18.15 billion in the first quarter of 2024 from $17.39 billion in the same period of 2023, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $191.93 billion in the first quarter of 2024 from $171.62 billion in the same period of 2023. The increase is driven by active engagement with our clients on deposit raising initiatives, rotation from non-interest bearing deposits and a reduction in the Federal Reserve’s overnight repurchase agreement activity. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $8.31 billion in the first quarter of 2024, from $1.28 billion in the same period of 2023, due to increased wholesale funding. The increase is driven by our effort to diversify our funding sources through relatively low-cost channels, with initial maturities of twelve months, to further support business growth.
Average long-term debt was $18.94 billion in the first quarter of 2024 compared to $15.87 billion in the same period of 2023. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.43 billion in the first quarter of 2024 compared to $3.08 billion in the same period of 2023. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
In the first quarter of 2024, we recorded a $27 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans. This compared to a $44 million provision for credit losses recorded in the same period of 2023, which primarily reflected an episodic provision associated with industry support for a U.S. financial institution.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 15: Expenses, provides the breakout of expenses for the first quarters of 2024 and 2023. Total expenses increased 6% in the first quarter of 2024 compared to the same periods of 2023, with approximately 5% points of that increase due to the increase to the FDIC special assessment, and the remainder driven by continued business investments, largely offset by productivity savings.

TABLE 15: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2024	2023
Compensation and employee benefits	$1,252	$1,292	(3)%
Information systems and communications	432	414	4
Transaction processing services	248	239	4
Occupancy	103	94	10
Amortization of other intangible assets	60	60	—
Other:
Professional services	110	106	4
Other	308	164	88
Total other	418	270	55
Total expenses	$2,513	$2,369	6
Number of employees at quarter-end	45,871	42,786	7
Compensation and employee benefits expenses decreased 3% in the first quarter of 2024 compared to the same period of 2023, mainly due to lower incentive compensation, salaries and contractor spend.
Total headcount increased 7% as of March 31, 2024 compared to March 31, 2023, primarily reflecting the consolidation of one of our operations joint ventures in India in the fourth quarter of 2023. On April 1, 2024, we completed the consolidation of our second operations joint venture in India, which will increase headcount in the second quarter of 2024. Associated headcount cost was previously reflected in compensation and employee benefits expenses.
Information systems and communications expenses increased 4% in the first quarter of 2024 compared to the same period of 2023, reflecting higher technology and infrastructure investments, partially offset by optimization savings and vendor savings.
Transaction processing services expenses increased 4% in the first quarter of 2024 compared to the same period of 2023, primarily due to higher revenue-related broker fees.
Occupancy expenses increased 10% in the first quarter of 2024 compared to the same period of 2023, mainly associated with consolidating an operations joint venture in India and other real estate costs, partially offset by footprint optimization.
Amortization of other intangible assets was flat in the first quarter of 2024 compared to the same period of 2023.
Other expenses increased 55% in the first quarter of 2024 compared to the same period of 2023, primarily due to the increase to the fourth quarter of 2023 FDIC special assessment, as well as the timing of our funding of our charitable foundation.
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	$69	$4	$73

Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	$188	$1	$189
Income Tax Expense
Income tax expense was $135 million in the first quarter of 2024 compared to $139 million in the same period of 2023. Our effective tax rate was 22.5% in the first quarter of 2024 compared to 20.2% in the same period of 2023. The increase in the effective tax rate was primarily due to higher discrete benefits in the prior year.
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
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item 1, Business, in our 2023 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2024	2023
Servicing fees	$1,228	$1,217	1%
Foreign exchange trading services	308	321	(4)
Securities finance	90	103	(13)
Software and processing fees	207	165	25
Other fee revenue	43	28	54
Total fee revenue	1,876	1,834	2
Net interest income	711	762	(7)
Total revenue	2,587	2,596	—
Provision for credit losses	27	44	(39)
Total expenses	1,963	1,978	(1)
Income before income tax expense	$597	$574	4
Pre-tax margin	23.1%	22.1%	100	bps
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, increased 1% in the first quarter of 2024, compared to the same period of 2023, primarily driven by higher average market levels, partially offset by pricing headwinds, lower client activity and adjustments, including changes in client asset mix, and a previously disclosed client transition.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing decreased 1% in the first quarter of 2024, compared to the same period of 2023, as continued business investments were more than offset by productivity and optimization savings. Seasonal deferred incentive compensation expense and payroll taxes were $115 million in the first quarter of 2024, compared to $132 million in the same period of 2023. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2024	2023
Management fees(1)	$510	$457	12%
Foreign exchange trading services(2)	23	21	10
Securities finance	6	6	—
Other fee revenue(3)	7	17	(59)
Total fee revenue	546	501	9
Net interest income	5	4	25
Total revenue	551	505	9
Total expenses	420	386	9
Income before income tax expense	$131	$119	10
Pre-tax margin	23.8%	23.6%	20	bps

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
Investment Management total revenue increased 9% in the first quarter of 2024, compared to the same period of 2023.
Management Fees
Management fees increased 12% in the first quarter of 2024, compared to the same period of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impact of a previously disclosed strategic ETF product suite repricing initiative.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 9% in the first quarter of 2024, compared to the same period of 2023, reflecting higher business volumes and continued business investments. Seasonal deferred incentive compensation expense and payroll taxes were $47 million in the first quarter of 2024, compared to $49 million in the same period of 2023.
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
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2024	December 31, 2023
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,729	$8,301
Mortgage-backed securities(1)	11,089	10,755
Total U.S. Treasury and federal agencies	22,818	19,056
Non-U.S. debt securities:
Mortgage-backed securities	1,960	1,857
Asset-backed securities(2)	2,165	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	15,321	15,100
Other(3)	2,691	2,735
Total non-U.S. debt securities	22,137	21,829
Asset-backed securities:
Student loans(4)	108	114
Collateralized loan obligations(5)	2,751	2,527
Non-agency CMBS and RMBS(6)	212	249
Other	91	90
Total asset-backed securities	3,162	2,980
State and political subdivisions	340	355
Other U.S. debt securities(7)	183	306
Total available-for-sale securities(8)(9)	$48,640	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,091	$8,584
Mortgage-backed securities(10)	38,698	39,472
Total U.S. Treasury and federal agencies	44,789	48,056
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	5,064	5,757
Total non-U.S. debt securities	5,064	5,757
Asset-backed securities:
Student loans(4)	3,055	3,298
Non-agency CMBS and RMBS(11)	6	6
Total asset-backed securities	3,061	3,304
Total held-to-maturity securities(8)(12)	$52,914	$57,117

(1) As of March 31, 2024 and December 31, 2023, the total fair value included $5.24 billion and $5.54 billion, respectively, of agency CMBS and $5.85 billion and $5.21 billion, respectively, of agency MBS.
(2) As of March 31, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $1.00 billion and $1.02 billion, respectively.
(3) As of March 31, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.35 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency CMBS as of both March 31, 2024 and December 31, 2023.
(7) As of March 31, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.18 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2024.
(9) As of both March 31, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of March 31, 2024 and December 31, 2023, the total amortized cost included $5.21 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of both March 31, 2024 and December 31, 2023.
(12) As of both March 31, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.7 years as of both March 31, 2024 and December 31, 2023.
Approximately 97% and 96% of the carrying value of the portfolio was rated “AA” or higher as of March 31, 2024 and December 31, 2023, as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2024	December 31, 2023
AAA(1)	86%	85%
AA	11	11
A	2	2
BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both March 31, 2024 and December 31, 2023.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2024	December 31, 2023
U.S. Agency Mortgage-backed securities	39%	39%
Non-U.S. sovereign, supranational and non-U.S. agency	20	20
U.S. Treasuries	18	17
Asset-backed securities	10	10
Other credit	13	14
	100%	100%
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of both March 31, 2024 and December 31, 2023.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2024	December 31, 2023
Available-for-sale:
Canada	$3,882	$4,020
United Kingdom	2,069	2,141
Germany	1,593	1,389
Australia	1,571	1,833
France	1,504	1,386
Netherlands	619	690
Austria	455	339
Italy	399	412
Hong Kong	277	—
Sweden	267	270
Brazil	244	257
Spain	238	230
Republic of Korea	215	223
Singapore	199	249
Other(2)	8,605	8,390
Total	$22,137	$21,829
Held-to-maturity:
Spain	$780	$805
Belgium	447	459
Ireland	426	440
France	419	524
Germany	207	212
Austria	146	150
Finland	129	131
Canada	109	112
Singapore	3	3
Netherlands	—	177
Other(2)	2,398	2,744
Total	$5,064	$5,757

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of March 31, 2024, other non-U.S. investments include $7.87 billion of supranational bonds in AFS securities and $2.40 billion of supranational bonds in HTM securities.
Approximately 88% and 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2024 and December 31, 2023, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of both March 31, 2024 and December 31, 2023, approximately 28% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2024, our non-U.S. debt securities had an average market-to-book ratio of 99.1%, and an aggregate pre-tax net unrealized loss of $243 million, consisting of gross unrealized gains of $69 million and gross unrealized losses of $312 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $92 million, consisting of gross unrealized gains of $67 million and gross unrealized losses of $159 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $151 million, consisting of gross unrealized gains of $2 million and gross unrealized losses of $153 million, associated with non-U.S. HTM debt securities.
As of March 31, 2024, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and Non-U.S. agency securities. The securities listed under “Japan” were composed of corporate bonds.
Municipal Obligations
We carried approximately $0.34 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2024, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2024, we also provided approximately $6.35 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2024
State of Issuer:
Texas	$110	$2,312	$2,422	36%
New York	15	1,676	1,691	25
California	28	1,082	1,110	17
Oklahoma	—	304	304	5
Total	$153	$5,374	$5,527

December 31, 2023
State of Issuer:
Texas	$112	$2,387	$2,499	37%
New York	25	1,687	1,712	25
California	28	1,082	1,110	16
Total	$165	$5,156	$5,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $6.69 billion and $6.80 billion across our businesses as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 96% of the obligors rated “AA” or higher as of March 31, 2024. As of that date, approximately 66% and 33% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 24: U.S. AND NON-U.S. LOANS
(In millions)	March 31, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund Finance(2)	$13,775	$13,697
Leveraged Loans	2,503	2,412
Overdrafts	1,584	1,225
Collateralized loan obligations in loan form	150	150
Other(3)	2,453	2,512
Commercial real estate	3,062	3,069
Total domestic	$23,527	$23,065
Foreign(1):
Commercial and financial:
Fund Finance(2)	$5,207	$4,956
Leveraged Loans	1,204	1,194
Overdrafts	2,136	1,047
Collateralized loan obligations in loan form	6,561	6,369
Total foreign	15,108	13,566
Total loans(4)	38,635	36,631
Allowance for loan losses	(135)	(135)
Loans, net of allowance	$38,500	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.15 billion private equity capital call finance loans, $6.49 billion loans to real money funds and $1.01 billion loans to business development companies as of March 31, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.17 billion securities finance loans, $276 million loans to municipalities and $4 million other loans as of March 31, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of March 31, 2024, excluding overdrafts, floating rate loans totaled $31.98 billion and fixed rate loans totaled $2.93 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
The increase in domestic loans was primarily driven by an increase in fund finance loans, leveraged loans and overdrafts, and the increase in foreign loans was primarily driven by fund finance loans, overdrafts and collateralized loan obligations in loan form as of March 31, 2024 compared to December 31, 2023.
As of March 31, 2024 and December 31, 2023, our leveraged loans totaled approximately $3.71 billion and $3.61 billion, respectively. We sold $102 million of total loans, which consists of $52 million of leveraged loans and $50 million of commercial real estate loans in the first quarter of 2024.
We had binding unfunded commitments as of March 31, 2024 and December 31, 2023 of
$37 million and $121 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 91% and 92% of the loans rated “BB” or “B” as of March 31, 2024 and December 31, 2023, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of March 31, 2024, the commercial real estate portfolio consists of, by asset class, approximately 39% multifamily residential, 34% office buildings and 27% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of March 31, 2024, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 16%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We observed these effects in certain commercial real estate loans during the first quarter of 2024, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during 2024 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Allowance for Credit Losses

TABLE 25: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2024	2023
Allowance for credit losses:
Beginning balance	$150	$121
Provision for credit losses (funded commitments)(1)	31	21
Provisions for credit losses (unfunded commitments)	(4)	(7)
Provisions for credit losses (other)(2)	—	30
Charge-offs(3)	(31)	(3)
Ending balance	$146	$162

(1) The provision for credit losses is primarily related to commercial real estate loans.
(2) Consists primarily of a provision associated with industry support for a U.S. financial institution and the impact of foreign currency translation.
(3) The charge-offs are primarily related to leveraged loans and commercial real estate loans.
As of March 31, 2024, the allowance for credit losses decreased $4 million compared to December 31, 2023, primarily reflecting charge-offs of $31 million, largely related to a single property in the commercial real estate portfolio, and a provision for credit losses of $27 million driven by an increase in loan loss reserves associated with certain commercial real estate loans.
As of March 31, 2024, approximately $71 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $82 million as of March 31, 2023. In addition, $60 million and $29 million as of both March 31, 2024 and March 31, 2023, was related to certain commercial real estate loans. The remaining $15 million and $51 million as of March 31, 2024 and March 31, 2023, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of March 31, 2024, the allowance for credit losses represented 0.4% of total loans.
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
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail on pages 24 to 53 included under Item 1A, Risk Factors, in our 2023 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 84 to 89 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2023 Form 10-K.
Credit and Counterparty Risk Management
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
In the first quarter of 2024, the reduction in the allowance estimate reflected charge-offs, primarily related to a single commercial real estate loan, largely offset by an increase in reserves for the commercial real estate portfolio, with management's economic outlook and the leveraged loan portfolio remaining relatively stable. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 90 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2023 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market, the Federal Reserve's discount window and the Bank Term Funding Program. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2024, our Parent Company and State Street Bank had approximately $0.98 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 94 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2023 Form 10-K. For additional information on
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
our liquidity ratios, including LCR and NSFR, refer to page 15 and 16 included under Item 1, Business, in our 2023 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For the quarters ended March 31, 2024 and December 31, 2023, average daily LCR for the Parent Company was 107% and 106%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $143.28 billion for the quarter ended March 31, 2024 compared to $128.96 billion for the quarter ended December 31, 2023, primarily due to an increase in client deposits relative to the prior period. For the quarter ended March 31, 2024, the LCR for State Street Bank was approximately 130%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of March 31, 2024, both the Parent Company's and State Street Bank's NSFR was above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $86.74 billion for the quarter ended March 31, 2024, compared to $69.28 billion for the quarter ended December 31, 2023. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intraday and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2024, we had no outstanding primary credit borrowings from the FRBB discount window, $8 billion outstanding of Bank Term Funding Program and $3.5 billion outstanding of FHLB funding. As of December 31, 2023, we had no outstanding primary credit borrowings from the FRBB discount window, $1 billion outstanding of Bank Term Funding Program and $2.5 billion outstanding borrowings from the FHLB. These outstanding borrowings have initial maturities of twelve months, are recorded in other short-term borrowings in the consolidated statement of condition.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity, although not as rapidly deployed as those included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $69.52 billion for the quarter ended March 31, 2024, compared to $76.86 billion for the quarter ended December 31, 2023.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
downs by our custody clients of lines of credit; advances to clients to settle securities transactions; increases in our investment and loan portfolios; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions serving as sources of securities under our prime services program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.57 billion and $34.20 billion and standby letters of credit totaling $1.49 billion and $1.51 billion as of March 31, 2024 and December 31, 2023, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2024, approximately 77% of our unfunded commitments to extend credit and 35% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and continues to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event", which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Additionally, we are required to submit a recovery plan periodically to the Federal Reserve. This plan includes strategies designed to respond to stress factors at an early stage and stabilize and maintain operational continuity and market confidence. Our recovery strategies are intended to be implemented before our resolution plan is triggered. We are also engaged in recovery planning requirements in certain international jurisdictions where we operate.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2024, and December 31, 2023, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.58 billion and $1.87 billion as of March 31, 2024 and December 31, 2023, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.03 billion as of March 31, 2024, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both March 31, 2024 and December 31, 2023, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On March 18, 2024, we issued $1.0 billion aggregate principal amount of 4.993% fixed rate senior notes due 2027.
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
Volatility in the global equity and fixed income markets, and heightened geopolitical tensions, including the ongoing war in Ukraine and the Israel-Hamas war, may result in stress on the operating environment and increase operational risk. Both conflicts heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2023 Form 10-K.
Information Technology Risk Management
We define information technology risk as the risk associated with the use, ownership, operation and adoption of information technology. Information technology risk includes risks potentially triggered by non-compliance with regulatory obligations or expectations, information security or cyber incidents, internal control and process gaps, operational events and adoption of new business technologies.
For additional information about our information technology risk framework and associated risks, refer to pages 101 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2023 Form 10-K, and pages 48 to 49 included under Item 1A, Risk Factors, in our 2023 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities."
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2024, the notional amount of these derivative contracts was $2.82 trillion, of which $2.77 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to pages 103 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2023 Form 10-K.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 105 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2023 Form 10-K.
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
We experienced no back-testing exceptions in the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2024	As of December 31, 2023	As of March 31, 2023
	March 31, 2024			December 31, 2023			March 31, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$12,157	$19,660	$7,536	$15,136	$23,797	$9,029	$9,658	$14,089	$5,626	$17,091	$9,029	$11,456
Global Treasury	1,441	3,222	497	886	1,591	507	4,723	6,034	2,557	1,741	1,591	4,989
Diversification	(1,412)	(3,222)	(403)	(865)	(1,109)	(316)	(4,864)	(5,849)	(2,736)	(1,758)	(1,276)	(6,520)
Total VaR	$12,186	$19,660	$7,630	$15,157	$24,279	$9,220	$9,517	$14,274	$5,447	$17,074	$9,344	$9,925

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2024	As of December 31, 2023	As of March 31, 2023
	March 31, 2024			December 31, 2023			March 31, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$47,674	$72,735	$26,194	$51,665	$103,551	$33,929	$37,580	$68,336	$19,606	$58,561	$62,724	$46,155
Global Treasury	6,649	14,031	4,424	5,942	10,727	3,252	6,812	10,024	3,944	5,819	5,578	10,024
Diversification	(7,390)	(12,731)	(3,625)	(6,807)	(12,520)	(2,447)	(9,424)	(15,803)	(4,178)	(4,889)	(7,936)	(16,075)
Total Stressed VaR	$46,933	$74,035	$26,993	$50,800	$101,758	$34,734	$34,968	$62,557	$19,372	$59,491	$60,366	$40,104
The three month average of our total stressed VaR-based measure was approximately $47 million for the quarter ended March 31, 2024, compared to an average of approximately $51 million for the quarter ended December 31, 2023 and $35 million for the quarter ended March 31, 2023. The slight decrease in the average total stressed VaR for the quarter ended March 31, 2024, compared to the quarter ended December 31, 2023, is primarily attributed to lower foreign exchange and interest rate risk positions.
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
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2024			December 31, 2023			March 31, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,778	$18,106	$457	$2,348	$10,023	$356	$5,483	$8,567	$372
Global Treasury	320	1,699	—	496	1,446	—	4,871	1,697	—
Diversification	(344)	(1,929)	—	(324)	(831)	—	(3,922)	(1,813)	—
Total VaR	$5,754	$17,876	$457	$2,520	$10,638	$356	$6,432	$8,451	$372

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2024			December 31, 2023			March 31, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$17,211	$56,902	$672	$5,402	$64,418	$501	$14,769	$42,722	$699
Global Treasury	4,835	6,613	—	4,978	6,347	—	6,194	9,709	—
Diversification	(4,352)	(6,478)	—	(2,891)	(6,209)	—	(9,359)	(14,738)	—
Total Stressed VaR	$17,694	$57,037	$672	$7,489	$64,556	$501	$11,604	$37,693	$699

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 30, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2024 and 2023. Our baseline rate forecast as of March 31, 2024 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rate cuts will begin in 2024.

TABLE 30: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2024			March 31, 2023
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	5.50%	4.00%	4.20%	5.00%	3.00%	3.49%
12-month forward rates	4.50	2.75	4.25	4.25	3.00	3.43

(1) European Central Bank deposit facility rate.
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

TABLE 31: NET INTEREST INCOME SENSITIVITY
	March 31, 2024			March 31, 2023
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$(5)	$286	$281	$(98)	$250	$152
-100 bps shock	(18)	(241)	(259)	81	(225)	(144)
Steeper yield curve:
'+100 bps shift in long-end rates(1)	39	15	54	40	39	79
'-100 bps shift in short-end rates(1)	24	(226)	(202)	123	(186)	(63)
Flatter yield curve:
'+100 bps shift in short-end rates(1)	(44)	271	227	(138)	211	73
'-100 bps shift in long-end rates(1)	(41)	(15)	(56)	(42)	(38)	(80)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios. As of March 31, 2024, our USD balance sheet's NII sensitivity is relatively neutral given expectations for USD deposit betas and the repricing characteristics of our USD assets. Compared to March 31, 2023, our USD NII sensitivity reduced as a result of lower investment portfolio balances and higher short-term fixed rate borrowings, partially offset by the impact of rising deposit betas and deposit rotation. As of March 31, 2024, non-USD NII benefits from higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to March 31, 2023, our non-USD NII sensitivity increased as a result of refinements to our modeled non-USD deposit betas.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 110 to 111 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2023 Form 10-K.
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
For additional information about our capital, refer to pages 112 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by U.S. banking regulators.
The Basel III rule provides two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for on and certain off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of credit risk RWA, and the Advanced Measurement Approach used for the calculation of operational risk RWA.
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
Our minimum risk-based capital ratios as of January 1, 2024, include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2024, is 1.0%. Based upon calculations using data as of December 31, 2023, our G-SIB surcharge will remain at 1% through December 31, 2025.
To maintain the status of the Parent Company as a financial holding company, we and our IDI subsidiaries are required, among other requirements, to be "well capitalized" as defined by Regulation Y and Regulation H.
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
On July 27, 2023, U.S. banking agencies issued a proposed rule to implement the Basel III endgame (Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (G-SIB Surcharge Proposal). The Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for risk-based capital adequacy in favor of a new standardized expanded risk-based approach that would include, unlike the current standardized approach, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book (FRTB) framework. The G-SIB
Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
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
The Basel III Endgame Proposal would apply the SCB and G-SIB surcharge to the risk-based capital requirements calculated under both the expanded risk-based approach and the existing standardized approach. The Basel III Endgame Proposal includes an effective date of July 1, 2025, with a three-year transition arrangement until the requirements are fully phased in on July 1, 2028. The G-SIB Surcharge Proposal is set to be implemented two calendar quarters after the date of the adoption of the final rule, which is currently to be determined.
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
For additional information about our regulatory capital, refer to pages 112 to 119 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
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

TABLE 32: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,228	$11,228	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			28,166	28,166	27,957	27,957	14,888	14,888	14,454	14,454
Accumulated other comprehensive income (loss)			(2,369)	(2,369)	(2,354)	(2,354)	(2,094)	(2,094)	(2,097)	(2,097)
Treasury stock, at cost			(15,060)	(15,060)	(15,025)	(15,025)	—	—	—	—
Total			21,965	21,965	21,823	21,823	26,127	26,127	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,380)	(8,380)	(8,470)	(8,470)	(8,107)	(8,107)	(8,208)	(8,208)
Other adjustments(1)			(418)	(418)	(382)	(382)	(321)	(321)	(298)	(298)
Common equity tier 1 capital			13,167	13,167	12,971	12,971	17,699	17,699	16,884	16,884
Preferred stock			2,468	2,468	1,976	1,976	—	—	—	—
Tier 1 capital			15,635	15,635	14,947	14,947	17,699	17,699	16,884	16,884
Qualifying subordinated long-term debt			1,869	1,869	1,870	1,870	535	535	536	536
Adjusted allowance for credit losses			—	146	—	150	—	146	—	150
Total capital			$17,504	$17,650	$16,817	$16,967	$18,234	$18,380	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$61,787	$116,388	$61,210	$109,228	$54,966	$114,292	$54,942	$107,067
Operational risk(3)			48,149	NA	43,768	NA	47,044	NA	42,297	NA
Market risk			2,225	2,225	2,475	2,475	2,225	2,225	2,475	2,475
Total risk-weighted assets			$112,161	$118,613	$107,453	$111,703	$104,235	$116,517	$99,714	$109,542

Capital Ratios:	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	11.7%	11.1%	12.1%	11.6%	17.0%	15.2%	16.9%	15.4%
Tier 1 capital	9.5	9.5	13.9	13.2	13.9	13.4	17.0	15.2	16.9	15.4
Total capital	11.5	11.5	15.6	14.9	15.7	15.2	17.5	15.8	17.5	16.0

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
NA Not applicable

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital increased $0.20 billion as of March 31, 2024, compared to December 31, 2023, primarily due to net income, partially offset by dividends declared and common share repurchases in the first quarter of 2024. Our Tier 1 capital increased $0.69 billion as of March 31, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2024.
Our Tier 2 capital remained flat as of March 31, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach.
Our total capital increased by $0.69 billion and $0.68 billion as of March 31, 2024, compared to December 31, 2023, under the advanced approaches and standardized approach, respectively, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2024.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2024 and for the year ended December 31, 2023.

TABLE 33: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,971	$12,971	$14,547	$14,547
Net income	463	463	1,944	1,944
Changes in treasury stock, at cost	(35)	(35)	(3,689)	(3,689)
Dividends declared	(253)	(253)	(958)	(958)
Goodwill and other intangible assets, net of associated deferred tax liabilities	90	90	75	75
Accumulated other comprehensive income (loss)(1)	(15)	(15)	1,357	1,357
Other adjustments(1)	(54)	(54)	(305)	(305)
Changes in common equity tier 1 capital	196	196	(1,576)	(1,576)
Common equity tier 1 capital balance, end of period	13,167	13,167	12,971	12,971
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,947	14,947	16,523	16,523
Changes in common equity tier 1 capital	196	196	(1,576)	(1,576)
Net issuance (redemption) of preferred stock	492	492	—	—
Changes in tier 1 capital	688	688	(1,576)	(1,576)
Tier 1 capital balance, end of period	15,635	15,635	14,947	14,947
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,870	2,020	1,376	1,496
Net issuance and changes in long-term debt qualifying as tier 2	(1)	(1)	494	494
Changes in adjusted allowance for credit losses	—	(4)	—	30
Changes in tier 2 capital	(1)	(5)	494	524
Tier 2 capital balance, end of period	1,869	2,015	1,870	2,020
Total capital:
Total capital balance, beginning of period	16,817	16,967	17,899	18,019
Changes in tier 1 capital	688	688	(1,576)	(1,576)
Changes in tier 2 capital	(1)	(5)	494	524
Total capital balance, end of period	$17,504	$17,650	$16,817	$16,967

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2024 and for the year ended December 31, 2023.

TABLE 34: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Total risk-weighted assets, beginning of period	$107,453	$111,703	$105,359	$107,227
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	282	(304)	(1,927)	(1,614)
Net increase (decrease) in loans and overdrafts	232	1,541	405	1,734
Net increase (decrease) in securitization exposures	44	38	359	339
Net increase (decrease) in repo-style transaction exposures	(247)	3,209	932	1,851
Net increase (decrease) in over-the-counter derivatives exposures(1)	1,059	4,397	25	(311)
Net increase (decrease) in all other(2)	(793)	(1,721)	308	1,490
Net increase (decrease) in credit risk-weighted assets	577	7,160	102	3,489
Net increase (decrease) in market risk-weighted assets	(250)	(250)	987	987
Net increase (decrease) in operational risk-weighted assets	4,381	NA	1,005	NA
Total risk-weighted assets, end of period	$112,161	$118,613	$107,453	$111,703

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of March 31, 2024, total advanced approaches RWA increased $4.71 billion compared to December 31, 2023, mainly due to an increase in operational risk RWA. The increase in operational risk RWA was primarily due to a model recalibration driven largely by an increase in the value of losses.
As of March 31, 2024, total standardized approach RWA increased $6.91 billion compared to December 31, 2023, primarily driven by the expected normalization of RWA. The increase in RWA mainly reflects higher derivatives RWA, driven by increased volumes, higher repo-style transaction RWA, due to increased volumes and higher equity market levels, and higher loans RWA, driven by new capital call commitments, partially offset by other RWA, such as cash and stable value wrap.
The regulatory capital ratios as of March 31, 2024, presented in Table 32: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2024, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 35: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2024	December 31, 2023
State Street:
Tier 1 capital	$15,635	$14,947
Average assets	298,570	278,659
Less: adjustments for deductions from tier 1 capital and other	(8,798)	(8,852)
Adjusted average assets for tier 1 leverage ratio	289,772	269,807
Additional SLR exposure	38,604	39,291
Adjustments for deductions of qualifying central bank deposits	(87,506)	(69,579)
Total assets for SLR	$240,870	$239,519
Tier 1 leverage ratio(1)	5.4%	5.5%
Supplementary leverage ratio	6.5	6.2

State Street Bank(2):
Tier 1 capital	$17,699	$16,884
Average assets	295,005	275,324
Less: adjustments for deductions from tier 1 capital and other	(8,428)	(8,506)
Adjusted average assets for tier 1 leverage ratio	286,577	266,818
Additional SLR exposure	38,749	39,069
Adjustments for deductions of qualifying central bank deposits	(87,506)	(69,579)
Total assets for SLR	$237,820	$236,308
Tier 1 leverage ratio(1)	6.2%	6.3%
Supplementary leverage ratio	7.4	7.1

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of March 31, 2024:

TABLE 36: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2024
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$34,538	29.1%	$25,502	21.5%
Total leverage exposure	34,538	14.3	22,883	9.5
Long-term debt:
Risk-weighted assets	17,103	14.4	8,303	7.0
Total leverage exposure	17,103	7.1	10,839	4.5
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2024:

TABLE 37: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March31, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 2.801%, or 8.185% effective December 15, 2023	Quarterly: March, June, September and December	494	December 15, 2023
Series I	January 2024	1,500,000	1500	1/100th	100,000	1,000	6.700% to but excluding March 15, 2029, then a floating rate equal to the five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the London Interbank Offered Rate (LIBOR) Act and the contractual terms of the Series G preferred stock.
On January 31, 2024, we issued 1.5 million depositary shares, each representing 1/100th ownership interest in shares of fixed-to-floating rate, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $1.5 billion. Dividends on the Series I Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on June 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D (represented by 30,000,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $25 per depository share), plus all declared and unpaid dividends and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F (represented by 250,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 38: PREFERRED STOCK DIVIDENDS

	Three Months Ended March 31,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,336	23.36	6	2,092	20.92	5
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,069	20.69	10	—	—	—
Total			$34			$23

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $100 million of our common stock in the first quarter of 2024 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 39: SHARES REPURCHASED
	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	1.4	$73.24	$100	—	$—	$—
2023 Program	—	—	—	13.6	91.57	1,250
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 40: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$208	$0.63	$212

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 58 to 60 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and pages 167 to 169 in Note 15 to the consolidated financial statements in the 2023 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $326.37 billion and $279.92 billion as of March 31, 2024 and December 31, 2023, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $341.90 billion and $293.86 billion as collateral for indemnified securities on loan as of March 31, 2024 and December 31, 2023, respectively.
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $341.90 billion and $293.86 billion, referenced above, $69.20 billion and $59.03 billion was invested in indemnified repurchase agreements as of March 31, 2024 and December 31, 2023, respectively. We or our agents held $73.98 billion and $63.11 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2024 and December 31, 2023, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
OTHER MATTERS
Closures of Silicon Valley Bank and Signature Bank and Related FDIC Matters
In March 2023, following the closures of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (FDIA), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank. The FDIC also announced that, as required by the FDIA, any losses to the DIF to support uninsured depositors would be recovered by a special assessment.
In November 2023, the FDIC published in the Federal Register a final rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closure of SVB and Signature Bank. At that time the FDIC determined that the total special assessment for those purposes was $16.3 billion, which is approximately equal to the FDIC’s then current estimate of losses to the DIF attributable to the protection of uninsured depositors at SVB and Signature Bank. In February 2024, the FDIC disclosed that its estimate of those losses to the DIF had increased. The FDIC will ultimately determine the exact amount of losses incurred when it terminates the receiverships of these two banks, and the amount of the special assessment will be adjusted as the loss estimates change. For IDIs such as State Street Bank, the special assessment will be applied at a quarterly rate of 3.36 basis points multiplied by the IDI’s estimated uninsured deposits, reported as of December 31, 2022 and adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI. The FDIC will collect the special assessment over eight quarterly assessment periods, although the collection period may change as a result of updates to the estimated loss, subsequent to the original estimate, pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period. The final rule is effective on April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), with a payment date of June 28, 2024.
In the fourth quarter of 2023, we recognized a pre-tax expense within other expenses of approximately $387 million, reflecting State Street Bank’s allocation of the special assessment at that time, consistent with the calculation methodology noted above. In the first quarter of 2024, we recognized an additional pre-tax expense within other expenses of approximately $130 million primarily reflecting the FDIC's February 2024 disclosed increase to its estimate of losses to the DIF. The total expense for the special assessment remains subject to any actions by the FDIC, as described above, to cease collection early, extend the special assessment period, or impose a one-time final shortfall special assessment, including as a result of updates to the estimated losses, subsequent to the original estimate.
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
For more information on our market risk refer to pages 103 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2024, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Fee revenue:
Servicing fees	$1,228	$1,217
Management fees	510	457
Foreign exchange trading services	331	342
Securities finance	96	109
Software and processing fees	207	165
Other fee revenue	50	45
Total fee revenue	2,422	2,335
Net interest income:
Interest income	2,889	2,027
Interest expense	2,173	1,261
Net interest income	716	766
Total revenue	3,138	3,101
Provision for credit losses	27	44
Expenses:
Compensation and employee benefits	1,252	1,292
Information systems and communications	432	414
Transaction processing services	248	239
Occupancy	103	94
Amortization of other intangible assets	60	60
Other	418	270
Total expenses	2,513	2,369
Income before income tax expense	598	688
Income tax expense	135	139
Net income	$463	$549
Net income available to common shareholders	$418	$525
Earnings per common share:
Basic	$1.38	$1.54
Diluted	1.37	1.52
Average common shares outstanding (in thousands):
Basic	301,991	341,106
Diluted	305,943	345,472
Cash dividends declared per common share	$0.69	$0.63

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income	$463	$549
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $53 and ($12), respectively	(107)	130
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $70 and $92, respectively	198	246
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($41) and $19, respectively	(113)	51
Net unrealized gains on retirement plans, net of related taxes of $3 and $5, respectively	7	12
Other comprehensive income (loss)	(15)	439
Total comprehensive income	$448	$988

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2024	December 31, 2023
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$3,413	$4,047
Interest-bearing deposits with banks	125,486	87,665
Securities purchased under resale agreements	7,489	6,692
Trading account assets	760	773
Investment securities available-for-sale (less allowance for credit losses of $0 and $0)	48,640	44,526
Investment securities held-to-maturity (less allowance for credit losses of $1 and $1) (fair value of $46,823 and $51,503)	52,914	57,117
Loans (less allowance for credit losses on loans of $135 and $135)	38,500	36,496
Premises and equipment (net of accumulated depreciation of $6,193 and $6,062)	2,479	2,399
Accrued interest and fees receivable	4,014	3,806
Goodwill	7,582	7,611
Other intangible assets	1,258	1,320
Other assets	45,468	44,806
Total assets	$338,003	$297,258
Liabilities:
Deposits:
Non-interest-bearing	$37,367	$32,569
Interest-bearing - U.S.	148,485	121,738
Interest-bearing - non-U.S.	66,032	66,663
Total deposits	251,884	220,970
Securities sold under repurchase agreements	3,576	1,867
Other short-term borrowings	11,541	3,660
Accrued expenses and other liabilities	26,823	28,123
Long-term debt	19,746	18,839
Total liabilities	313,570	273,459
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	—	742
Series F, 2,500 shares issued and outstanding	—	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Series I, 15,000 shares issued and outstanding	1,481	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 301,504,470 and 301,944,043 shares outstanding	504	504
Surplus	10,724	10,741
Retained earnings	28,166	27,957
Accumulated other comprehensive income (loss)	(2,369)	(2,354)
Treasury stock, at cost (202,375,172 and 201,935,599 shares)	(15,060)	(15,025)
Total shareholders’ equity	24,433	23,799
Total liabilities and shareholders' equity	$338,003	$297,258

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					549				549
Other comprehensive income (loss)						439			439
Cash dividends declared:
Common stock - $0.63 per share					(212)				(212)
Preferred stock					(23)				(23)
Common stock acquired							13,647	(1,262)	(1,262)
Common stock awards exercised				(6)			(1,085)	75	69
Other							1	(1)	(1)
Balance at March 31, 2023	$1,976	503,880	$504	$10,724	$27,342	$(3,272)	167,418	$(12,524)	$24,750

Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)		—	(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating Activities:
Net income	$463	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	8	32
Amortization of other intangible assets	60	60
Other non-cash adjustments for depreciation, amortization and accretion, net	121	171
Provision for credit losses	27	44
Change in trading account assets, net	13	(45)
Change in accrued interest and fees receivable, net	(206)	(136)
Change in collateral deposits, net	(575)	(2,962)
Change in unrealized (gains) losses on foreign exchange derivatives, net	(4,251)	(156)
Change in other assets, net	1,176	282
Change in accrued expenses and other liabilities, net	2,219	(796)
Other, net	101	95
Net cash (used in) provided by operating activities	(844)	(2,862)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(37,821)	13,630
Net (increase) decrease in securities purchased under resale agreements	(797)	4,082
Proceeds from sales of available-for-sale securities	943	232
Proceeds from maturities of available-for-sale securities	4,484	3,436
Purchases of available-for-sale securities	(9,857)	(5,239)
Proceeds from maturities of held-to-maturity securities	4,144	1,363
Purchases of held-to-maturity securities	(3)	(1,557)
Sale of loans	53	273
Net (increase) in loans	(2,248)	(1,914)
Business acquisitions, net of cash acquired	(12)	—
Purchases of equity investments and other long-term assets	(31)	—
Purchases of premises and equipment, net	(230)	(182)
Other, net	23	188
Net cash (used in) provided by investing activities	(41,352)	14,312
Financing Activities:
Net (decrease) increase in time deposits	(2,127)	728
Net increase (decrease) in all other deposits	33,044	(12,560)
Net increase in securities sold under repurchase agreements	1,709	2,518
Net increase (decrease) in other short-term borrowings	7,881	(2,089)
Proceeds from issuance of long-term debt, net of issuance costs	996	1,244
Payments for long-term debt and obligations under finance leases	(12)	(11)
Payments for redemption of preferred stock	(1,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	1,481	—
Repurchases of common stock	(119)	(1,250)
Repurchases of common stock for employee tax withholding	(42)	(59)
Payments for cash dividends	(243)	(243)
Other, net	(6)	—
Net cash provided by (used in) financing activities	41,562	(11,722)
Net decrease in cash and due from banks	(634)	(272)
Cash and due from banks at beginning of period	4,047	3,970
Cash and due from banks at end of period	$3,413	$3,698

Supplemental disclosure:
Interest paid	$1,989	$1,212
Income taxes paid, net	118	75

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2023 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2023 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of March 31, 2024 and December 31, 2023, we held such accounts in Russia that were subject to sanctions restrictions, inclusive of $0.6 billion and $1.5 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.1 billion and $1.9 billion, respectively. The reduction in balances with our subcustodian in Russia was a result of various actions taken related to our contractual arrangements that resulted in the derecognition of certain cash balances and related client liabilities. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of March 31, 2024:

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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of March 31, 2024; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 134 to 139 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	133	—		133
Other	—	593	—		593
Total trading account assets	$34	$726	$—		$760
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$11,729	$—	$—		$11,729
Mortgage-backed securities	—	11,089	—		11,089
Total U.S. Treasury and federal agencies	11,729	11,089	—		22,818
Non-U.S. debt securities:
Mortgage-backed securities	—	1,960	—		1,960
Asset-backed securities	—	2,165	—		2,165
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,321	—		15,321
Other	—	2,691	—		2,691
Total non-U.S. debt securities	—	22,137	—		22,137
Asset-backed securities:
Student loans	—	108	—		108
Collateralized loan obligations	—	2,751	—		2,751
Non-agency CMBS and RMBS(2)	—	212	—		212
Other	—	91	—		91
Total asset-backed securities	—	3,162	—		3,162
State and political subdivisions	—	340	—		340
Other U.S. debt securities		183			183
Total available-for-sale investment securities	$11,729	$36,911	$—		$48,640
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$13,420	$2	$(8,485)	$4,937
Interest rate contracts	—	11	—	(11)	—
Total derivative instruments	—	13,431	2	(8,496)	4,937
Other	12	633	—	—	645
Total assets carried at fair value	$11,775	$51,701	$2	$(8,496)	$54,982
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$1	$12,786	$—	$(9,707)	$3,080
Interest rate contracts	—	4	—	(4)	—
Other derivative contracts	—	178	—	—	178
Total derivative instruments	1	12,968	—	(9,711)	3,258
Total liabilities carried at fair value	$1	$12,968	$—	$(9,711)	$3,258

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.76 billion and $1.98 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2023
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$36	$—	$—		$36
Non-U.S. government securities	—	138	—		138
Other	—	599	—		599
Total trading account assets	$36	$737	$—		$773
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$8,301	$—	$—		$8,301
Mortgage-backed securities	—	10,755	—		10,755
Total U.S. Treasury and federal agencies	8,301	10,755	—		19,056
Non-U.S. debt securities:
Mortgage-backed securities	—	1,857	—		1,857
Asset-backed securities	—	2,137	—		2,137
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,100	—		15,100
Other	—	2,735	—		2,735
Total non-U.S. debt securities	—	21,829	—		21,829
Asset-backed securities:
Student loans	—	114	—		114
Collateralized loan obligations	—	2,527	—		2,527
Non-agency CMBS and RMBS(2)	—	249	—		249
Other	—	90	—		90
Total asset-backed securities	—	2,980	—		2,980
State and political subdivisions	—	355	—		355
Other U.S. debt securities	—	306	—		306
Total available-for-sale investment securities	$8,301	$36,225	$—		$44,526
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$19,690	$4	$(14,387)	$5,307
Interest rate contracts	—	13	—	(13)	—
Total derivative instruments	—	19,703	4	(14,400)	5,307
Other	11	640	—	—	651
Total assets carried at fair value	$8,348	$57,305	$4	$(14,400)	$51,257
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2024
Financial Assets:
Cash and due from banks	$3,413	$3,413	$3,413	$—	$—
Interest-bearing deposits with banks	125,486	125,486	—	125,486	—
Securities purchased under resale agreements	7,489	7,489	—	7,489	—
Investment securities held-to-maturity	52,914	46,823	5,918	40,905	—
Net loans(1)	38,500	38,266	—	36,300	1,966
Other(2)	6,866	6,866	—	6,866	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$37,367	$37,367	$—	$37,367	$—
Interest-bearing - U.S.	148,485	148,485	—	148,485	—
Interest-bearing - non-U.S.	66,032	66,032	—	66,032	—
Securities sold under repurchase agreements	3,576	3,576	—	3,576	—
Other short-term borrowings	11,541	11,541	—	11,541	—
Long-term debt	19,746	19,361	—	19,156	205
Other(2)	6,866	6,866	—	6,866	—

(1) Includes $17 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2024.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and due from banks	$4,047	$4,047	$4,047	$—	$—
Interest-bearing deposits with banks	87,665	87,665	—	87,665	—
Securities purchased under resale agreements	6,692	6,692	—	6,692	—
Investment securities held-to-maturity	57,117	51,503	8,409	43,094	—
Net loans	36,496	36,335	—	34,308	2,027
Other(1)	6,866	6,866	—	6,866	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$32,569	$32,569	$—	$32,569	$—
Interest-bearing - U.S.	121,738	121,738	—	121,738	—
Interest-bearing - non-U.S.	66,663	66,663	—	66,663	—
Securities sold under repurchase agreements	1,867	1,867	—	1,867	—
Other short-term borrowings	3,660	3,660	—	3,660	—
Long-term debt	18,839	18,417	—	18,216	201
Other(1)	6,866	6,866	—	6,866	—

(1) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 140 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,831	$42	$144	$11,729	$8,427	$39	$165	$8,301
Mortgage-backed securities(1)	11,208	30	149	11,089	10,870	49	164	10,755
Total U.S. Treasury and federal agencies	23,039	72	293	22,818	19,297	88	329	19,056
Non-U.S. debt securities:
Mortgage-backed securities	1,961	3	4	1,960	1,861	3	7	1,857
Asset-backed securities(2)	2,168	4	7	2,165	2,148	2	13	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	15,410	30	119	15,321	15,159	73	132	15,100
Other(3)	2,690	30	29	2,691	2,733	39	37	2,735
Total non-U.S. debt securities	22,229	67	159	22,137	21,901	117	189	21,829
Asset-backed securities:
Student loans(4)	107	1	—	108	113	1	—	114
Collateralized loan obligations(5)	2,749	4	2	2,751	2,530	3	6	2,527
Non-agency CMBS and RMBS(6)	212	1	1	212	252	—	3	249
Other	90	1	—	91	90	—	—	90
Total asset-backed securities	3,158	7	3	3,162	2,985	4	9	2,980
State and political subdivisions	343	—	3	340	356	—	1	355
Other U.S. debt securities(7)	188	—	5	183	314	—	8	306
Total available-for-sale securities(8)(9)	$48,957	$146	$463	$48,640	$44,853	$209	$536	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,091	$—	$163	$5,928	$8,584	$—	$163	$8,421
Mortgage-backed securities(10)	38,698	2	5,759	32,941	39,472	7	5,271	34,208
Total U.S. Treasury and federal agencies	44,789	2	5,922	38,869	48,056	7	5,434	42,629
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	5,064	2	153	4,913	5,757	8	153	5,612
Total non-U.S. debt securities	5,064	2	153	4,913	5,757	8	153	5,612
Asset-backed securities:
Student loans(4)	3,055	4	42	3,017	3,298	2	62	3,238
Non-agency CMBS and RMBS(11)	6	18	—	24	6	18	—	24
Total asset-backed securities	3,061	22	42	3,041	3,304	20	62	3,262
Total held-to-maturity securities(8)(12)	$52,914	$26	$6,117	$46,823	$57,117	$35	$5,649	$51,503

(1) As of March 31, 2024 and December 31, 2023, the total fair value included $5.24 billion and $5.54 billion, respectively, of agency CMBS and $5.85 billion and $5.21 billion, respectively, of agency MBS.
(2) As of March 31, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $1.00 billion and $1.02 billion, respectively.
(3) As of March 31, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.35 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency CMBS as of both March 31, 2024 and December 31, 2023.
(7) As of March 31, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.18 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended March 31, 2024 and December 31, 2023.
(9) As of both March 31, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of March 31, 2024 and December 31, 2023, the total amortized cost included $5.21 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of both March 31, 2024 and December 31, 2023.
(12) As of both March 31, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million.
State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $81.51 billion and $71.30 billion as of March 31, 2024 and December 31, 2023, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,359	$8	$5,403	$136	$7,762	$144
Mortgage-backed securities	1,321	11	6,402	138	7,723	149
Total U.S. Treasury and federal agencies	3,680	19	11,805	274	15,485	293
Non-U.S. debt securities:
Mortgage-backed securities	310	—	584	4	894	4
Asset-backed securities	126	—	917	7	1,043	7
Non-U.S. sovereign, supranational and non-U.S. agency	5,579	16	5,415	103	10,994	119
Other	66	—	720	29	786	29
Total non-U.S. debt securities	6,081	16	7,636	143	13,717	159
Asset-backed securities:
Collateralized loan obligations	227	—	432	2	659	2
Non-agency CMBS and RMBS	—	—	119	1	119	1
Total asset-backed securities	227	—	551	3	778	3
State and political subdivisions	210	2	130	1	340	3
Other U.S. debt securities	—	—	183	5	183	5
Total	$10,198	$37	$20,305	$426	$30,503	$463

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$333	$2	$5,416	$163	$5,749	$165
Mortgage-backed securities	961	6	6,512	158	7,473	164
Total U.S. Treasury and federal agencies	1,294	8	11,928	321	13,222	329
Non-U.S. debt securities:
Mortgage-backed securities	424	1	719	6	1,143	7
Asset-backed securities	358	—	1,052	13	1,410	13
Non-U.S. sovereign, supranational and non-U.S. agency	3,972	7	5,788	125	9,760	132
Other	50	—	893	37	943	37
Total non-U.S. debt securities	4,804	8	8,452	181	13,256	189
Asset-backed securities:
Collateralized loan obligations	183	—	1,605	6	1,788	6
Non-agency CMBS and RMBS	35	—	180	3	215	3
Total asset-backed securities	218	—	1,785	9	2,003	9
State and political subdivisions	64	—	104	1	168	1
Other U.S. debt securities	3	—	303	8	306	8
Total	$6,383	$16	$22,572	$520	$28,955	$536
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2024. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2024
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,789	$1,788	$8,637	$8,527	$1,405	$1,414	$—	$—	$11,831	$11,729
Mortgage-backed securities	35	35	2,062	2,049	3,219	3,169	5,892	5,836	11,208	11,089
Total U.S. Treasury and federal agencies	1,824	1,823	10,699	10,576	4,624	4,583	5,892	5,836	23,039	22,818
Non-U.S. debt securities:
Mortgage-backed securities	175	175	284	284	52	52	1,450	1,449	1,961	1,960
Asset-backed securities	334	332	539	538	731	730	564	565	2,168	2,165
Non-U.S. sovereign, supranational and non-U.S. agency	3,859	3,837	10,157	10,094	1,394	1,390	—	—	15,410	15,321
Other	332	329	2,199	2,198	159	164	—	—	2,690	2,691
Total non-U.S. debt securities	4,700	4,673	13,179	13,114	2,336	2,336	2,014	2,014	22,229	22,137
Asset-backed securities:
Student loans	30	31	—	—	14	14	63	63	107	108
Collateralized loan obligations	41	41	283	282	1,615	1,615	810	813	2,749	2,751
Non-agency CMBS and RMBS	—	—	—	—	—	—	212	212	212	212
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	71	72	373	373	1,629	1,629	1,085	1,088	3,158	3,162
State and political subdivisions	83	82	131	130	129	128	—	—	343	340
Other U.S. debt securities	133	130	55	53	—	—	—	—	188	183
Total	$6,811	$6,780	$24,437	$24,246	$8,718	$8,676	$8,991	$8,938	$48,957	$48,640
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,548	$1,525	$4,509	$4,370	$24	$23	$10	$10	$6,091	$5,928
Mortgage-backed securities	131	117	805	741	4,254	3,598	33,508	28,485	38,698	32,941
Total U.S. Treasury and federal agencies	1,679	1,642	5,314	5,111	4,278	3,621	33,518	28,495	44,789	38,869
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,837	1,809	2,817	2,716	410	388	—	—	5,064	4,913
Total non-U.S. debt securities	1,837	1,809	2,817	2,716	410	388	—	—	5,064	4,913
Asset-backed securities:
Student loans	196	192	336	335	426	424	2,097	2,066	3,055	3,017
Non-agency CMBS and RMBS	1	7	—	—	—	—	5	17	6	24
Total asset-backed securities	197	199	336	335	426	424	2,102	2,083	3,061	3,041
Total	$3,713	$3,650	$8,467	$8,162	$5,114	$4,433	$35,620	$30,578	$52,914	$46,823

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
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to page 145 to 146 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2024, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both March 31, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. In the first quarter of 2024, we recorded no provision for credit losses and no charge-offs on HTM securities.
As of both March 31, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities. In the first quarter of 2024, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $6.58 billion related to 1,731 securities as of March 31, 2024 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations in loan form, overdrafts and other loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund Finance(2)	$13,775	$13,697
Leveraged loans	2,503	2,412
Overdrafts	1,584	1,225
Collateralized loan obligations in loan form	150	150
Other(3)	2,453	2,512
Commercial real estate	3,062	3,069
Total domestic	$23,527	$23,065
Foreign(1):
Commercial and financial:
Fund Finance(2)	$5,207	$4,956
Leveraged loans	1,204	1,194
Overdrafts	2,136	1,047
Collateralized loan obligations in loan form	6,561	6,369
Total foreign	15,108	13,566
Total loans(4)	38,635	36,631
Allowance for credit losses	(135)	(135)
Loans, net of allowance	$38,500	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.15 billion private equity capital call finance loans, $6.49 billion loans to real money funds and $1.01 billion loans to business development companies as of March 31, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.17 billion securities finance loans, $276 million loans to municipalities and $4 million other loans as of March 31, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of March 31, 2024, excluding overdrafts, floating rate loans totaled $31.98 billion and fixed rate loans totaled $2.93 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2024 and December 31, 2023, the loans pledged as collateral totaled $13.04 billion and $13.00 billion, respectively.
As of March 31, 2024 and December 31, 2023, we had three loans totaling $105 million and $70 million, respectively, on non-accrual status.
We sold $102 million of loans in the first quarter of 2024, of which $17 million remained unsettled and was held-for-sale as of March 31, 2024. We recorded a charge-off against the allowance for these loans of $29 million in the first quarter of 2024.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of March 31, 2024, we had four loans for $43 million in the commercial and financial segment and three loans for $224 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of March 31, 2024, $47 million of our allowance for credit losses related to these loans.
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
For additional information on the allowance for credit losses, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2024.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 88% of our loans were rated as investment grade as of March 31, 2024 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 11% of our loans as of March 31, 2024, and are concentrated in leveraged loans. Approximately 91% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2024.
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
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$31,633	$2,293	$33,926
Speculative	3,646	382	4,028
Special mention	235	163	398
Substandard	29	132	161
Doubtful	13	92	105
Total(1)(2)	$35,556	$3,062	$38,618

December 31, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$29,737	$2,287	$32,024
Speculative	3,546	449	3,995
Special mention	242	62	304
Substandard	14	224	238
Doubtful	23	47	70
Total(1)	$33,562	$3,069	$36,631

(1) Loans include $3.72 billion and $2.27 billion of overdrafts as of March 31, 2024 and December 31, 2023, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of March 31, 2024, $3.57 billion overdrafts were investment grade and $0.15 billion overdrafts were speculative.
(2) Total does not include $17 million of loans classified as held-for-sale as of March 31, 2024.
For additional information about credit quality, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of March 31, 2024. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,566	$242	$120	$198	$8	$276	$15,477	$17,887
Speculative	523	473	204	637	104	371	54	2,366
Special mention	—	26	—	96	29	16	—	167
Substandard	—	—	—	15	—	—	—	15
Doubtful	8	5	—	—	—	—	—	13
Total commercial and financing	$2,097	$746	$324	$946	$141	$663	$15,531	$20,448
Commercial real estate:
Risk Rating:
Investment grade	$39	$216	$500	$465	$100	$973	$—	$2,293
Speculative	—	—	20	66	49	247	—	382
Special mention	—	—	—	—	—	163	—	163
Substandard	—	—	—	—	—	132	—	132
Doubtful	—	—	—	—	—	92	—	92
Total commercial real estate	$39	$216	$520	$531	$149	$1,607	$—	$3,062
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,328	$1,853	$1,853	$2,633	$—	$—	$5,079	$13,746
Speculative	276	270	127	378	113	88	28	1,280
Special mention	—	—	—	68	—	—	—	68
Substandard	—	—	—	—	—	14	—	14
Total commercial and financing	$2,604	$2,123	$1,980	$3,079	$113	$102	$5,107	$15,108

Total loans(2)	$4,740	$3,085	$2,824	$4,556	$403	$2,372	$20,638	$38,618

(1) Any reserve associated with accrued interest is not material. As of March 31, 2024, accrued interest receivable of $290 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $17 million of loans classified as held-for-sale as of March 31, 2024.
State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2023:

(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,399	$120	$199	$8	$272	$5	$15,476	$17,479
Speculative	615	285	747	149	291	141	81	2,309
Special mention	—	4	164	—	16	—	—	184
Substandard	5	—	18	—	—	—	—	23
Total commercial and financing	$2,019	$409	$1,128	$157	$579	$146	$15,557	$19,995
Commercial real estate:
Risk Rating:
Investment grade	$216	$500	$498	$100	$375	$598	$—	$2,287
Speculative	—	20	31	50	49	299	—	449
Special mention	—	—	—	—	22	40	—	62
Substandard	—	—	—	—	95	129	—	224
Doubtful	—	—	—	—	—	47	—	47
Total commercial real estate	$216	$520	$529	$150	$541	$1,113	$—	$3,069
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,943	$1,956	$2,518	$—	$—	$—	$4,841	$12,258
Speculative	394	135	481	88	109	18	12	1,237
Special mention	—	—	29	29	—	—	—	58
Substandard	—	—	—	—	—	14	—	14
Total commercial and financing	$3,337	$2,091	$3,028	$117	$109	$32	$4,853	$13,567

Total loans	$5,572	$3,020	$4,685	$424	$1,229	$1,291	$20,410	$36,631

(1) Any reserve associated with accrued interest is not material. As of December 31, 2023, accrued interest receivable of $318 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$72	$4	$60	$—	$1	$14	$(1)	$150
Charge-offs	(6)	—	(25)	—	—	—	—	(31)
Provision	5	1	25	—	—	(4)	—	27
Ending balance	$71	$5	$60	$—	$1	$10	$(1)	$146

(1) Includes $4 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Three Months Ended March 31, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$73	$5	$19	$2	$23	$(1)	$121
Charge-offs	(3)	—	—	—	—	—	(3)
Provision	12	(1)	10	—	(7)	30	44
Ending balance	$82	$4	$29	$2	$16	$29	$162

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the first quarter of 2024, we recorded a $27 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans. This compared with a $44 million provision for credit losses recorded in the same period of 2023, which primarily reflected an episodic provision associated with industry support for a U.S. financial institution.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2022	$7,232	$263	$7,495
Acquisitions	44	—	44
Foreign currency translation	70	2	72
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions	14	—	14
Foreign currency translation	(42)	(1)	(43)
Ending balance March 31, 2024	$7,318	$264	$7,582
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2022	$1,495	$49	$1,544
Amortization	(217)	(22)	(239)
Foreign currency translation	15	—	15
Ending balance December 31, 2023	1,293	27	1,320
Acquisitions	7	—	7
Amortization	(55)	(5)	(60)
Foreign currency translation	(9)	—	(9)
Ending balance March 31, 2024	$1,236	$22	$1,258
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,742	$(1,833)	$909
Technology	404	(225)	179
Core deposits	685	(521)	164
Other	84	(78)	6
Total	$3,915	$(2,657)	$1,258

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,761	$(1,808)	$953
Technology	402	(216)	186
Core deposits	690	(516)	174
Other	85	(78)	7
Total	$3,938	$(2,618)	$1,320
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
Securities borrowed(1)	$25,288	$23,131
Derivative instruments, net	4,937	5,307
Bank-owned life insurance	3,770	3,742
Investments in joint ventures and other unconsolidated entities(2)	2,989	2,981
Collateral, net	2,518	2,983
Deferred tax assets, net of valuation allowance(3)	987	1,034
Right-of-use assets	831	805
Prepaid expenses	825	598
Accounts receivable	752	611
Receivable for securities settlement	297	1,082
Income taxes receivable	238	246
Deposits with clearing organizations	59	58
Other(4)	1,977	2,228
Total	$45,468	$44,806

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $192 million and $183 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $886 million and $1.15 billion as of March 31, 2024 and December 31, 2023, respectively.
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 155 and 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 155 and 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2024, is approximately $183 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$29,758	$12,668
Foreign exchange contracts:
Forward, swap and spot	2,756,921	2,528,115
Options purchased	922	851
Options written	449	544
Futures	127	197
Other:
Futures	145	125
Stable value contracts(1)	28,454	28,704
Deferred value awards(2)	343	289
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	22,441	20,333
Foreign exchange contracts:
Forward and swap	9,487	9,777

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13,354	$19,498	$12,785	$19,153
Other derivative contracts	—	—	178	182
Total	$13,354	$19,498	$12,963	$19,335

Derivatives designated as hedging instruments:
Foreign exchange contracts	$68	$196	$2	$263
Interest rate contracts	11	13	4	4
Total	$79	$209	$6	$267

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$207	$232
Foreign exchange contracts	Interest expense	49	5
Interest rate contracts	Foreign exchange trading services revenue	7	1
Other derivative contracts	Other fee revenue	(2)	—
Other derivative contracts	Compensation and employee benefits	(49)	(55)
Total		$212	$183
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,465	$(400)	$142
Available-for-sale securities(2)(3)	12,621	(605)	2

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,463	$(340)	$156
Available-for-sale securities(2)(3)	11,260	(503)	3

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At March 31, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $667 million and $685 million, respectively, of which $400 million was designated under the portfolio layer hedging relationship for both periods. At March 31, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was ($11) million and ($6) million, respectively.
(3) Carrying amount represents amortized cost.
As of March 31, 2024 and December 31, 2023, the total notional amount of the interest rate swaps of fair value hedges was $20.81 billion and $19.43 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2024	2023			2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$102	$(113)	Available-for-sale securities(1)	Net interest income	$(102)	$113
Interest rate contracts	Net interest income	(60)	108	Long-term debt	Net interest income	60	(108)
Total		$42	$(5)			$(42)	$5

(1) In the three months ended March 31, 2024, approximately $75 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI compared to $81 million of net unrealized losses in the same period of 2023.

	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2024	2023
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(14)	$3	Net interest income	$(55)	$(51)
Foreign exchange contracts	59	16	Net interest income	254	—
Total derivatives designated as cash flow hedges	$45	$19		$199	$(51)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$185	$(41)	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	185	(41)		—	—
Total	$230	$(22)		$199	$(51)

(1) As of March 31, 2024, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of March 31, 2024 totaled approximately $3.04 billion, against which we provided $2.14 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2024, the maximum additional collateral we would be required to post to our counterparties is approximately $0.90 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 159 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
As of March 31, 2024 and December 31, 2023, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $11.00 billion and $10.67 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $6.21 billion and $6.41 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$13,422	$(7,730)	$5,692	$—	$5,692
Interest rate contracts(6)	11	(4)	7	—	7
Cash collateral and securities netting	NA	(762)	(762)	(376)	(1,138)
Total derivatives	13,433	(8,496)	4,937	(376)	4,561
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	236,786	(204,009)	32,777	(31,146)	1,631
Total derivatives and other financial instruments	$250,219	$(212,505)	$37,714	$(31,522)	$6,192
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
(7) Included in the $32.78 billion as of March 31, 2024 were $7.49 billion of resale agreements and $25.29 billion of collateral provided related to securities borrowing. Included in the $29.82 billion as of December 31, 2023 were $6.69 billion of resale agreements and $23.13 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$12,787	$(7,730)	$5,057	$—	$5,057
Interest rate contracts(6)	4	(4)	—	—	—
Other derivative contracts	178	—	178	—	178
Cash collateral and securities netting	NA	(1,977)	(1,977)	(550)	(2,527)
Total derivatives	12,969	(9,711)	3,258	(550)	2,708
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	221,325	(204,009)	17,316	(16,752)	564
Total derivatives and other financial instruments	$234,294	$(213,720)	$20,574	$(17,302)	$3,272
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
(7) Included in the $17.32 billion as of March 31, 2024 were $3.58 billion of repurchase agreements and $13.74 billion of collateral received related to securities lending transactions. Included in the $13.80 billion as of December 31, 2023 were $1.87 billion of repurchase agreements and $11.93 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of March 31, 2024					As of December 31, 2023
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$199,053	$254	$929	$2,064	$202,300	$196,212	$—	$185	$1,360	$197,757
Total	199,053	254	929	2,064	202,300	196,212	—	185	1,360	197,757
Securities lending transactions:
US Treasury and agency securities	4	—	—	—	4	6	—	—	—	6
Corporate debt securities	252	—	13	—	265	278	—	3	—	281
Equity securities	9,201	18	58	2,613	11,890	7,128	20	13	2,291	9,452
Other(1)	6,866	—	—	—	6,866	6,866	—	—	—	6,866
Total	16,323	18	71	2,613	19,025	14,278	20	16	2,291	16,605
Gross amount of recognized liabilities for repurchase agreements and securities lending	$215,376	$272	$1,000	$4,677	$221,325	$210,490	$20	$201	$3,651	$214,362

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 162 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
Commitments:
Unfunded credit facilities	$34,569	$34,197
Guarantees(1):
Indemnified securities financing	$326,375	$279,916
Standby letters of credit	1,491	1,510

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 77% of our unfunded commitments to extend credit expire within one year as of March 31, 2024, compared to approximately 75% as of December 31, 2023.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 162 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
Fair value of indemnified securities financing	$326,375	$279,916
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	341,903	293,855
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	69,197	59,028
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	73,975	63,105
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2024 and December 31, 2023, we had approximately $25.29 billion and $23.13 billion, respectively, of collateral provided and approximately $13.74 billion and $11.93 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both March 31, 2024 and December 31, 2023, we did not record any liabilities under these arrangements.
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
As of March 31, 2024, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $20 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2024, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Piercy, et al. v. AT&T Inc., et al.; Schloss, et al. v. AT&T Inc., et al.
In March 2024, two putative class action complaints were filed by participants in the AT&T Pension Benefit Plan alleging violations of ERISA’s fiduciary and prohibited transaction rules against State Street Global Advisors Trust Company, AT&T, Inc., AT&T Services, Inc., and others.
German Tax Matter
In connection with a routine audit including the period 2013-2015, German tax authorities have questioned whether State Street should have withheld and be secondarily liable for certain taxes on dividends paid on securities of German issuers held as collateral over dividend record dates in client lending transactions with counterparties outside of Germany.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $237 million as of both March 31, 2024 and December 31, 2023, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2015. Management believes that we have sufficiently accrued liabilities as of March 31, 2024 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 165 to 166 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2023 Form 10-K.
Interests in Investment Funds
As of both March 31, 2024 and December 31, 2023, we had no consolidated funds. As of both March 31, 2024 and December 31, 2023, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $18 million as of both March 31, 2024 and December 31, 2023, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of March 31, 2024 and December 31, 2023, our potential maximum loss exposure related to these unconsolidated entities totaled $1.28 billion and $1.33 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
We account for our low-income housing tax credit investments (LIHTC) under the proportional amortization method. Effective January 1, 2023, we also elected to account for our investments in production tax credit investments under the proportional amortization method of accounting. Under the proportional amortization method, the initial cost of the investment is amortized based on a percentage of the actual income tax credits and other income tax benefits allocated in the current period versus the total estimated income tax credits and other income tax benefits expected to be received over the life of the investment. The net benefit, representing the difference between amortization of the investment balance, recognition of the income tax credits and recognition of other income tax benefits from the investment is recognized as a component of income tax expense.
As of March 31, 2024, we had investments in LIHTC and production tax credit investments of $788 million and $365 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $48 million at March 31, 2024. These contributions are contingent on production and expected to be paid through 2033. Deferred contributions related to the LIHTC investments were $149 million at March 31, 2024. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2038.

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended March 31, 2024
Income (loss) recorded on investments within other fee revenue	$4
Income recorded in total revenue	4
Tax credits and benefits recognized in income tax expense	56
Proportional amortization recognized in income tax expense	(44)
Net benefits included in income tax expense	12
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income	$16
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2024:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 2.801%, or 8.185% effective December 15, 2023	Semi-annually	494	December 15, 2023
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% to but excluding March 15, 2029, then a floating rate equal to the five-year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
On January 31, 2024, we issued 1.5 million depositary shares, each representing 1/100th ownership interest in shares of fixed-to-floating rate, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $1.5 billion. Dividends on the Series I Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on June 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D (represented by 30,000,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $25 per depository share), plus all declared and unpaid dividends and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F (represented by 250,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$1,475	$0.37	$11
Series F	2,336	23.36	6	2,092	20.92	5
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,069	20.69	10	—	—	—
Total			$34			$23

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $100 million of our common stock in the first quarter of 2024 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	1.4	$73.24	$100	—	$—	$—
2023 Program	—	—	—	13.6	91.57	1,250

    The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$208	$0.63	$212

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	14	194	—	172	(42)	338
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	37	52	12	—	—	101
Other comprehensive income (loss)	51	246	12	172	(42)	439
Balance as of March 31, 2023	$(308)	$(1,571)	$(131)	$(1,579)	$317	$(3,272)
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	34	(30)	6	(292)	185	(97)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(147)	228	1	—	—	82
Other comprehensive income (loss)	(113)	198	7	(292)	185	(15)
Balance as of March 31, 2024	$(244)	$(749)	$(138)	$(1,692)	$454	$(2,369)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($492) million and ($530) million as of March 31, 2024 and December 31, 2023, respectively, related to AFS investment securities previously transferred to HTM.
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $83 and $19, respectively	$228	$52	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $(52) and $14, respectively	(147)	37	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $0 and $5, respectively	1	12	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$82	$101
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 169 to 170 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
As of March 31, 2024, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2024, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2024 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches March 31, 2024	Basel III Standardized Approach March 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,228	$11,228	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			28,166	28,166	27,957	27,957	14,888	14,888	14,454	14,454
Accumulated other comprehensive income (loss)			(2,369)	(2,369)	(2,354)	(2,354)	(2,094)	(2,094)	(2,097)	(2,097)
Treasury stock, at cost			(15,060)	(15,060)	(15,025)	(15,025)	—	—	—	—
Total			21,965	21,965	21,823	21,823	26,127	26,127	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,380)	(8,380)	(8,470)	(8,470)	(8,107)	(8,107)	(8,208)	(8,208)
Other adjustments(1)			(418)	(418)	(382)	(382)	(321)	(321)	(298)	(298)
Common equity tier 1 capital			13,167	13,167	12,971	12,971	17,699	17,699	16,884	16,884
Preferred stock			2,468	2,468	1,976	1,976	—	—	—	—
Tier 1 capital			15,635	15,635	14,947	14,947	17,699	17,699	16,884	16,884
Qualifying subordinated long-term debt			1,869	1,869	1,870	1,870	535	535	536	536
Allowance for credit losses			—	146	—	150	—	146	—	150
Total capital			$17,504	$17,650	$16,817	$16,967	$18,234	$18,380	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$61,787	$116,388	$61,210	$109,228	$54,966	$114,292	$54,942	$107,067
Operational risk(3)			48,149	NA	43,768	NA	47,044	NA	42,297	NA
Market risk			2,225	2,225	2,475	2,475	2,225	2,225	2,475	2,475
Total risk-weighted assets			$112,161	$118,613	$107,453	$111,703	$104,235	$116,517	$99,714	$109,542

Adjusted quarterly average assets			$289,772	$289,772	$269,807	$269,807	$286,577	$286,577	$266,818	$266,818

Capital Ratios:	2024 Minimum Requirements(4)	2023 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	11.7%	11.1%	12.1%	11.6%	17.0%	15.2%	16.9%	15.4%
Tier 1 capital	9.5	9.5	13.9	13.2	13.9	13.4	17.0	15.2	16.9	15.4
Total capital	11.5	11.5	15.6	14.9	15.7	15.2	17.5	15.8	17.5	16.0
Tier 1 leverage(5)	4.0	4.0	5.4	5.4	5.5	5.5	6.2	6.2	6.3	6.3

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
NA Not applicable
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest income:
Interest-bearing deposits with banks	$998	$641
Investment securities:
Investment securities available-for-sale	572	347
Investment securities held-to-maturity	294	321
Total investment securities	866	668
Securities purchased under resale agreements	167	76
Loans	546	397
Other interest-earning assets	312	245
Total interest income	2,889	2,027
Interest expense:
Interest-bearing deposits	1,640	953
Securities sold under repurchase agreements	39	9
Short-term borrowings	101	12
Long-term debt	258	184
Other interest-bearing liabilities	135	103
Total interest expense	2,173	1,261
Net interest income	$716	$766
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023
Regulatory fees and assessments(1)	$141	$26
Professional services	110	106
Sales advertising and public relations	25	23
Donations	25	7
Securities processing	8	10
Bank operations	8	11
Other	101	87
Total other expenses	$418	$270

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of Silicon Valley Bank and Signature Bank.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	$69	$4	$73
Accrual Balance at December 31, 2023	207	1	208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	$188	$1	$189
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to page 177 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Net income	$463	$549
Less:
Preferred stock dividends	(45)	(23)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)
Net income available to common shareholders	$418	$525
Average common shares outstanding (In thousands):
Basic average common shares	301,991	341,106
Effect of dilutive securities: equity-based awards	3,952	4,366
Diluted average common shares	305,943	345,472
Anti-dilutive securities(2)	1,329	23
Earnings per common share:
Basic	$1.38	$1.54
Diluted(3)	1.37	1.52

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
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 171 to 173 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 177 to 179 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, including repositioning charges, employee costs, acquisition costs, revenue-related recoveries and certain legal accruals.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Servicing fees	$1,228	$1,217	$—	$—	$—	$—	$1,228	$1,217
Management fees	—	—	510	457	—	—	510	457
Foreign exchange trading services	308	321	23	21	—	—	331	342
Securities finance	90	103	6	6	—	—	96	109
Software and processing fees	207	165	—	—	—	—	207	165
Other fee revenue	43	28	7	17	—	—	50	45
Total fee revenue	1,876	1,834	546	501	—	—	2,422	2,335
Net interest income	711	762	5	4	—	—	716	766
Total revenue	2,587	2,596	551	505	—	—	3,138	3,101
Provision for credit losses	27	44	—	—	—	—	27	44
Total expenses	1,963	1,978	420	386	130	5	2,513	2,369
Income before income tax expense	$597	$574	$131	$119	$(130)	$(5)	$598	$688
Pre-tax margin	23%	22%	24%	24%			19%	22%

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 179 to 182 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,228	$—	$1,228	$—	$—	$—	$—	$—	$—	$1,228
Management fees	—	—	—	510	—	510	—	—	—	510
Foreign exchange trading services	95	213	308	23	—	23	—	—	—	331
Securities finance	47	43	90	—	6	6	—	—	—	96
Software and processing fees	155	52	207	—	—	—	—	—	—	207
Other fee revenue	—	43	43	—	7	7	—	—	—	50
Total fee revenue	1,525	351	1,876	533	13	546	—	—	—	2,422
Net interest income	—	711	711	—	5	5	—	—	—	716
Total revenue	$1,525	$1,062	$2,587	$533	$18	$551	$—	$—	$—	$3,138

	Three Months Ended March 31, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$1,217	$—	$1,217	$—	$—	$—	$—	$—	$—	$1,217
Management fees	—	—	—	457	—	457	—	—	—	457
Foreign exchange trading services	90	231	321	21	—	21	—	—	—	342
Securities finance	63	40	103	—	6	6	—	—	—	109
Software and processing fees	120	45	165	—	—	—	—	—	—	165
Other fee revenue	—	28	28	—	17	17	—	—	—	45
Total fee revenue	1,490	344	1,834	478	23	501	—	—	—	2,335
Net interest income	—	762	762	—	4	4	—	—	—	766
Total revenue	$1,490	$1,106	$2,596	$478	$27	$505	$—	$—	$—	$3,101

Contract balances and contract costs
As of March 31, 2024 and December 31, 2023, net receivables of $2.90 billion and $2.72 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $135 million and $133 million of deferred revenue as of March 31, 2024 and December 31, 2023, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the first quarter of 2024, we recognized revenue of $63 million relating to deferred revenue of $133 million as of December 31, 2023.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.53 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,344	$1,794	$3,138	$1,283	$1,818	$3,101
Income before income tax expense	279	319	598	252	436	688

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the first quarter of 2024 and 2023.
Servicing fees generated outside the U.S. were approximately 47% and 46% of total servicing fees in the first quarter of 2024 and 2023, respectively.
Non-U.S. assets were $86.40 billion and $81.76 billion as of March 31, 2024 and 2023, respectively.

State Street Corporation | 81

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
May 2, 2024

State Street Corporation | 82

ACRONYMS

ABS	Asset-backed securities	HQLA(1)	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured Depository Institution
AUC/A	Assets under custody and/or administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LTD	Long-term debt
bps	Basis points	MBS	Mortgage-backed securities
CAD	Canadian Dollar	NII	Net interest income
CCB	Capital Conservation Buffer	NIM	Net interest margin
CMBS	Commercial Mortgage backed Security	NSFR(1)	Net stable funding ratio
CRD	Charles River Development	PCAOB	Public Company Accounting Oversight Board
CET1(1)	Common equity tier 1	RMBS	Residential mortgage-backed securities
CVA	Credit valuation adjustment	RWA(1)	Risk-weighted assets
DIF	Deposit Insurance Fund	SaaS	Software as a service
ECB	European Central Bank	SCB	Stress Capital Buffer
ETF	Exchange-Traded Fund	SEC	Securities and Exchange Commission
EUR	Euro	SLR(1)	Supplementary leverage ratio
EURIBOR	Euro Interbank Offered Rate	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	USD	U.S. Dollar
GBP	British Pound Sterling	VaR	Value-at-Risk
G-SIB	Global systemically important bank

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 83

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

Collateralized loan obligations: A loan or security backed by a pool of debt, primarily senior secured leveraged loans. Collateralized loan obligations are similar to collateralized mortgage obligations, except for the different type of underlying loan. With a collateralized loan obligation, the investor receives scheduled loan or debt payments from the underlying loans, assuming most of the risk in the event borrowers default, but is offered greater diversity and the potential for higher-than-average returns.

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

State Street Corporation | 84

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $100 million of our common stock in the first quarter of 2024 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended March 31, 2024.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
January 1 - January 31, 2024	—	$—	—	$5,000
February 1 - February 29, 2024	438	72.96	438	4,968
March 1 - March 31, 2024	927	73.38	927	4,900
Total	1,365	$73.24	1,365	$4,900
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
The following table describes a contract, instruction or written plan for the sale or purchase of our securities adopted by an executive officer during the first quarter of 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Donna Milrod Executive Vice President	2/29/2024	5/1/2025	Sale of up to 7,545 shares of common stock in several transactions during 2024 and 2025

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the first quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 85

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

	10.1†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.2†	Forms of award agreement under State Street's Amended & Restated 2017 Stock Incentive Plan

	10.3†	Employment Letter Agreement entered into with Bradford Hu dated October 20, 2021

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2024 and 2023, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2024 and 2023, (iii) consolidated statement of condition as of March 31, 2024 and December 31, 2023, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2024 and 2023, (v) consolidated statement of cash flows for the three months ended March 31, 2024 and 2023, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 86

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 2, 2024	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2024	By:	/s/ IAN W. APPLEYARD
Ian W. Appleyard,
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 87