Form 10-Q
period 2024-06-30
STATE STREET CORP
filed 2024-08-01
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 30, 2024 was 298,620,012.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2024

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $44.31 trillion of AUC/A and $4.37 trillion of AUM as of June 30, 2024.
As of June 30, 2024, we had consolidated total assets of $325.60 billion, consolidated total deposits of $239.16 billion, consolidated total shareholders' equity of $24.76 billion and approximately 53,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Form 10-Q).
Our executive offices are located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the SEC (2023 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2023 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 122 to 124, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. We did not change these significant accounting policies in the first six months of 2024.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and NSFR, summary results of annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" tab of our website at investors.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-Q.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, climate, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth, new technologies, services and opportunities, sustainability and impact, human capital, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “expect,” “outlook,” “will,” “goal,” “target,” “strategy,” “may,” “estimate,” “plan,” “intend,” “objective,” “forecast,” “believe,” “priority,” “anticipate,” “seek,” and “trend,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty. Important factors that in the future could cause actual results to differ materially from those envisaged in forward-looking statements, and that in some cases have affected us in the past, include, but are not limited to:
Strategic Risks
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Alpha® and those related to digital assets and artificial intelligence, may impose costs on us, involve dependencies on third parties and may expose us to increased operational, model and other risks;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of these transactions, including the consolidation of our operations joint ventures in India, pose risks for our business; and
•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, the ongoing wars in Ukraine and in the Middle East, major political elections globally, actions taken by central banks to address inflationary and growth pressures, monetary policy tightening, periods of significant volatility in valuations
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and liquidity or other disruptions in the markets for equity, fixed income and other assets classes globally or within specific markets;
•We have significant global operations and clients that can be adversely impacted by disruptions in key global economies, including local, regional and geopolitical developments affecting those economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, increases in prevailing interest rates or market conditions have led, and were they to occur in the future could further lead, to reduced levels of client deposits and resulting decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios;
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
Compliance and Regulatory Risks
•Our business and capital-related activities, including common share repurchases, may be adversely affected by regulatory requirements and considerations, including capital, credit and liquidity;
•We face extensive and changing government regulation and supervision in the jurisdictions in which we operate, which may increase our costs and compliance risks and may affect our business activities and strategies;
•Our businesses may be adversely affected by government enforcement and litigation;
•Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management stewardship and corporate sustainability or Environmental, Social and Governance (ESG) practices;
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
•We could face liabilities for withholding and other non-income taxes, including in connection with our services to clients, as a result of tax authority examinations; and
•Our businesses may be negatively affected by adverse publicity or other reputational harm.
Operational and Technology Risks
Our internal control environment may be inadequate, fail or be circumvented, and actual results may differ from those expressed as a result of a number of factors, including the manifestation of operational risk as follows:
•Our business may be negatively affected by our failure to update and maintain our technology infrastructure, or otherwise meet the increasing resiliency expectations of our clients and regulators, or as a result of a cyber-attack or similar vulnerability in our or business partners' infrastructure;
State Street Corporation | 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Our risk management framework, models and processes may not be effective in identifying or mitigating risk and reducing the potential for related losses, and a failure or circumvention of our controls and procedures, or errors or delays in our operational and transaction processing, or those of third parties, could have an adverse effect on our business, financial condition, operating results and reputation;
•Shifting and maintaining operational activities to non-U.S. jurisdictions, changing our operating model, including by consolidating our operations joint ventures in India, and outsourcing to, or insourcing from, third parties expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings or operational improvements;
•Attacks or unauthorized access to our or our business partners' or clients' information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, could result in significant costs, reputational damage and impacts on our business activities;
•Long-term contracts and customizing service delivery for clients expose us to increased operational risk, pricing and performance risk;
•We may not be able to protect our intellectual property or may infringe upon the rights of third parties;
•The quantitative models we use to manage our business may contain errors that could adversely impact our business, financial condition, operating results and regulatory compliance;
•Our reputation and business prospects may be damaged if investors in the collective investment pools we sponsor or manage incur substantial losses in these investment pools or are restricted in redeeming their interests in these investment pools;
•The impacts of climate change, and regulatory responses, and disclosure requirements related to such risks, could adversely affect us; and
•We may incur losses or face negative impacts on our business as a result of unforeseen events, including terrorist attacks, natural disasters, climate change, pandemics, global conflicts, an abrupt banking crisis and other geopolitical events, which may have a negative impact on our business and operations.
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the "Filings & reports" tab of our website at investors.statestreet.com.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2024	2023
Total fee revenue	$2,456	$2,419	2%
Net interest income	735	691	6
Total revenue	3,191	3,110	3
Provision for credit losses	10	(18)	nm
Total expenses	2,269	2,212	3
Income before income tax expense	912	916	—
Income tax expense	201	153	31
Net income	$711	$763	(7)
Adjustments to net income:
Dividends on preferred stock(1)	$(55)	$(37)	49
Earnings allocated to participating securities(2)	(1)	—	—
Net income available to common shareholders	$655	$726	(10)
Earnings per common share:
Basic	$2.18	$2.20	(1)
Diluted	2.15	2.17	(1)
Average common shares outstanding (in thousands):
Basic	300,564	329,383	(9)
Diluted	304,765	333,540	(9)
Cash dividends declared per common share	$0.69	$0.63	10
Return on average common equity	11.9%	13.0%	(110)	bps
Pre-tax margin	28.6	29.5	(90)

	Six Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2024	2023
Total fee revenue	$4,878	$4,754	3%
Net interest income	1,451	1,457	—
Total revenue	6,329	6,211	2
Provision for credit losses	37	26	42
Total expenses	4,782	4,581	4
Income before income tax expense	1,510	1,604	(6)
Income tax expense	336	292	15
Net income	$1,174	$1,312	(11)
Adjustments to net income:
Dividends on preferred stock(1)	$(100)	$(60)	67
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$1,073	$1,251	(14)
Earnings per common share:
Basic	$3.56	$3.73	(5)
Diluted	3.52	3.68	(4)
Average common shares outstanding (in thousands):
Basic	301,278	335,212	(10)
Diluted	305,354	339,473	(10)
Cash dividends declared per common share	$1.38	$1.26	10
Return on average common equity	9.8%	11.1%	(130)	bps
Pre-tax margin	23.9	25.8	(190)

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2024 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and six months ended June 30, 2024 compared to the same periods of 2023, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2023 period to the relevant 2024 period results.
Financial Results and Highlights
Second quarter of 2024 financial performance
•Earnings per share (EPS) of $2.15, in the second quarter of 2024, decreased 1% as compared to the same period of 2023.
•Total revenue increased 3% in the second quarter of 2024, compared to the same period of 2023, due to higher NII and fee revenue.
•Total expenses increased 3% in the second quarter of 2024, compared to the same period of 2023, as continued business investments and revenue-related costs were partially offset by productivity savings.
•Pre-tax margin of 28.6% in the second quarter of 2024 decreased from 29.5% in the same period of 2023, primarily due to higher total expenses and provision for credit losses. Return on equity was 11.9% in the second quarter of 2024, a decrease from 13.0% in the same period of 2023, primarily due to a decrease in net income available to common shareholders.
•Operating leverage was 0.02% points in the second quarter of 2024. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•Fee operating leverage was (1.1)% points in the second quarter of 2024. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses,
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
in each case relative to the same period of the prior year.
•We returned a total of approximately $407 million to our shareholders in the form of common share repurchases and common stock dividends.
•Completed the consolidation of our final operations joint venture in India, further advancing the plan to transform our operating model to unlock efficiency savings and improve client experience. The joint venture consolidation, together with a prior joint venture consolidation in October 2023, increased our headcount by approximately 26% as of June 30, 2024, compared to June 30, 2023. Associated headcount cost was previously reflected in compensation and employee benefits expenses.
Revenue
•Total fee revenue increased 2% in the second quarter of 2024, compared to the same period of 2023, reflecting higher management fees and FX trading services revenue, partially offset by lower servicing fees, securities finance revenue, software and processing fees and other fee revenue.
•Servicing fee revenue decreased 2% in the second quarter of 2024, compared to the same period of 2023, as higher average equity market levels and net new business, excluding a previously disclosed client transition, were more than offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift.
•Management fee revenue increased 11% in the second quarter of 2024, compared to the same period of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impacts of a strategic ETF repricing initiative.
•Foreign exchange trading services revenue increased 11% in the second quarter of 2024, compared to the same period of 2023, primarily due to higher client FX volumes, partially offset by lower spreads associated with subdued FX volatility.
•Securities finance revenue decreased 8% in the second quarter of 2024, compared to the same period of 2023, largely driven by lower spreads primarily resulting from muted industry specials activity, partially offset by higher balances.
•Software and processing fees revenue decreased 3% in the second quarter of 2024, compared to the same period of 2023, mainly driven by lower on-premises renewals in front office software and data.
•Other fee revenue decreased $10 million in the second quarter of 2024, compared to the same period of 2023.
•NII increased 6% in the second quarter of 2024, compared to the same period of 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits.
Provision for Credit Losses
•In the second quarter of 2024, we recorded a $10 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans, which was partially offset by an improved economic outlook. This compared to an $18 million reserve release recorded in the same period of 2023.
Expenses
•Total expenses increased 3% in the second quarter of 2024, compared to the same period of 2023, as continued business investments and revenue-related costs were partially offset by productivity savings.
AUC/A and AUM
•AUC/A of $44.31 trillion as of June 30, 2024, increased 12% compared to June 30, 2023, primarily due to higher quarter-end market levels, client flows and net new business. In the second quarter of 2024, newly announced asset servicing mandates totaled approximately $291 billion of AUC/A. We onboarded approximately $299 billion of AUC/A during the second quarter of 2024. Servicing assets remaining to be installed in future periods totaled approximately $2.39 trillion of AUC/A as of June 30, 2024.
•AUM of $4.4 trillion as of June 30, 2024, increased 15% compared to June 30, 2023, primarily due to higher quarter-end market levels and net inflows.
Capital
•In the second quarter of 2024, we returned a total of approximately $407 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.69 per share, totaling $207 million in the second
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
quarter of 2024, compared to $0.63 per share, totaling $203 million in the same period of 2023, representing an increase of approximately 10% on a per share basis.
◦In July 2024, we declared third quarter common stock dividends of $0.76 per share, representing a 10% increase on a per share basis from dividends declared in both the third quarter of 2023 and the second quarter of 2024.
◦In the second quarter of 2024, we acquired an aggregate of 2.7 million shares of common stock at an average per share cost of $74.52 and an aggregate cost of approximately $200 million. These purchases were all conducted under the share repurchase program approved by our Board of Directors in January 2024.
•Our standardized CET1 capital ratio decreased to 11.2% as of June 30, 2024, compared to 11.6% as of December 31, 2023, primarily driven by the expected normalization of RWA as of June 30, 2024. Our Tier 1 leverage ratio decreased to 5.3% as of June 30, 2024, compared to 5.5% as of December 31, 2023, primarily due to higher consolidated average assets reflecting higher client deposits and an increase in repo-style transactions, partially offset by the net issuance of preferred stock. Given the current global economic environment, and our plans for capital distributions, we currently expect our CET1 capital ratio and Tier 1 leverage ratio to remain within or above our target ranges of 10-11% and 5.25-5.75%, respectively.
•On July 24, 2024, we issued 850 thousand depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The net proceeds from the offering were approximately $842 million.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2024 compared to the same periods of 2023 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,		% Change
(Dollars in millions)	2024	2023
Fee revenue:
Back office services	$1,146	$1,164	(2)%
Middle office services	93	95	(2)
Servicing fees	1,239	1,259	(2)
Management fees	511	461	11
Foreign exchange trading services	336	303	11
Securities finance	108	117	(8)
Front office software and data	152	162	(6)
Lending related and other fees	62	59	5
Software and processing fees	214	221	(3)
Other fee revenue	48	58	(17)
Total fee revenue	2,456	2,419	2
Net interest income:
Interest income	2,998	2,232	34
Interest expense	2,263	1,541	47
Net interest income	735	691	6
Total revenue	$3,191	$3,110	3

	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023
Fee revenue:
Back office services	$2,282	$2,295	(1)%
Middle office services	185	181	2
Servicing fees	2,467	2,476	—
Management fees	1,021	918	11
Foreign exchange trading services	667	645	3
Securities finance	204	226	(10)
Front office software and data	296	271	9
Lending related and other fees	125	115	9
Software and processing fees	421	386	9
Other fee revenue	98	103	(5)
Total fee revenue	4,878	4,754	3
Net interest income:
Interest income	5,887	4,259	38
Interest expense	4,436	2,802	58
Net interest income	1,451	1,457	—
Total revenue	$6,329	$6,211	2
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2024 and 2023. Servicing and management fees collectively made up approximately 71% and 72% of the total fee revenue in the three and six months ended June 30, 2024, respectively, and 71% of the total fee revenue in both the three and six months ended June 30, 2023.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, decreased 2% in the three months ended June 30, 2024, compared to the same period of 2023, as higher average equity market levels and net new business, excluding a previously disclosed client transition, were more than offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift. Servicing fees were flat in the six months ended June 30, 2024, compared to the same period of 2023.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and six months ended June 30, 2024, and 47% and 46% of total servicing fees in the three and six months ended June 30, 2023, respectively.
Servicing fee revenue comprises revenue from a range of services provided to our clients, including certain Alpha servicing mandates, consisting of core custody services, accounting, reporting and administration, which we refer to collectively as back office and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. For servicing fees for which we have not yet issued an invoice to our clients as of period end, we include an estimate of the impact of changes in market valuations, client activity and flows, net new business and changes in pricing in our revenues.
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes, and geography of assets held within our clients’ portfolios. For certain asset classes where the valuation process is more complex, including alternative investments, or where our valuation is dependent on third party information, AUC/A is reported on a time lag, typically one-month. For those asset classes, the impact of market levels on our reported AUC/A does not reflect current period-end market levels.
Over the five years ended December 31, 2023, we estimate that worldwide equity and fixed income market valuations impacted our servicing fees revenue by approximately 2% on average with a range of (4)% to 8% annually and approximately 1% and (4)% in 2023 and 2022, respectively. The impact of changes in worldwide fixed income markets on our servicing fees, which historically was included within client activity and asset flows, is now reflected within change in market valuations. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of June 30, 2024 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of June 30, 2024, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended June 30,			Three Months Ended June 30,			As of June 30,
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
S&P 500®	5,247	4,206	25%	5,258	4,267	23%	5,460	4,450	23%
MSCI EAFE®	2,325	2,122	10	2,317	2,106	10	2,315	2,132	9
MSCI® Emerging Markets	1,063	987	8	1,060	975	9	1,086	989	10
MSCI ACWI®	782	658	19	781	661	18	802	683	17
	Daily Averages of Indices			Month-End Averages of Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
S&P 500®	5,122	4,103	25%	5,162	4,159	24%
MSCI EAFE®	2,294	2,091	10	2,306	2,094	10
MSCI® Emerging Markets	1,037	992	5	1,037	985	5
MSCI ACWI®	765	646	18	770	651	18

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of June 30,
	2024	2023	% Change
Bloomberg U.S. Aggregate Bond Index®	2,147	2,092	3%
Bloomberg Global Aggregate Bond Index®	456	452	1

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2023, we estimate that client activity and asset flows, together, impacted our servicing fees revenue by approximately (1)% on average with a range of (3)% to 1% annually and approximately (3)% and 0% in 2023 and 2022, respectively. As noted under "Changes in Market Valuations" in this section, this analysis now excludes, but in prior reporting previously included, the impact of changes in worldwide fixed income markets on our servicing fees. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended June 30,
(In billions)	2024	2023
North America - (U.S. Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(110.8)	$(113.4)
Money Market	65.7	175.4
Exchange-Traded Fund	205.7	136.2
Total Flows	$160.6	$198.2

EMEA - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$32.7	$(13.2)
Money Market	19.7	13.4
Exchange-Traded Fund	47.6	27.1
Total Flows	$100.0	$27.3

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
(3) The second quarter of 2024 data for North America (U.S. domiciled) includes Morningstar direct actuals for April 2024 and May 2024 and Morningstar direct estimates for June 2024.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The second quarter of 2024 data for Europe is on a rolling three month basis for March 2024 through May 2024, sourced by Morningstar.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Over the five years ended December 31, 2023, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 1% in both 2023 and 2022.
Gross investment servicing mandates were $291 billion and $765 billion of AUC/A in the three and six months ended June 30, 2024, respectively, and $1.80 trillion of AUC/A per year on average over the five years ended December 31, 2023, ranging from approximately $0.79 trillion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of the 6 to 36 months range. With respect to the current asset mandates of approximately $2.39 trillion of AUC/A that are yet to be installed as of June 30, 2024, we expect the conversion will occur over the coming 24 months, with approximately 30-40% expected to be installed in the remainder of 2024, with the balance expected to be installed throughout 2025 and 2026. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing wins, as the amount of revenue associated with AUC/A, once installed, can vary materially. On average, over the five years ended December 31, 2023, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (3)% annually, with the impact ranging from (2)% to (4)% in any given year and approximately (2)% in both 2023 and 2022. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services, and the amount of revenue generated, may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services or process changes, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
Historically, and based on an indicative sample of revenue, we estimate that approximately 60%, on average, of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another approximately 15%, on average, of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining approximately 25% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.
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
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
Collective funds, including ETFs	$14,573	$14,070	$13,210
Mutual funds	11,645	11,009	10,438
Pension products	8,916	8,352	8,037
Insurance and other products	9,178	8,379	7,904
Total	$44,312	$41,810	$39,589

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
Equities	$26,291	$24,317	$22,454
Fixed-income	11,303	11,043	10,812
Short-term and other investments	6,718	6,450	6,323
Total	$44,312	$41,810	$39,589

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
Americas	$31,763	$29,951	$28,220
Europe/Middle East/Africa	9,406	8,913	8,658
Asia/Pacific	3,143	2,946	2,711
Total	$44,312	$41,810	$39,589

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the second quarter of 2024 totaled approximately $291 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.39 trillion as of June 30, 2024, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
New asset servicing mandates, including Alpha servicing mandates, may be subject to completion of definitive agreements, consents or assignments, approval of applicable boards and shareholders and customary regulatory approvals. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods are presented on a gross basis based on factors present on or about the time we determine the business to be won by us and are not updated based on subsequent developments, including changes in assets, market valuations, scope and, potentially, termination. Such assets therefore do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which from time to time may be significant.
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
As previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the second quarter of 2024 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fee Revenue
Management fees increased 11% in both the three and six months ended June 30, 2024, compared to the same periods of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impacts of a strategic ETF repricing initiative.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the three and six months ended June 30, 2024, and 26% of total management fees in both the three and six months ended June 30, 2023.
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
In light of the above, we estimate, using relevant information as of June 30, 2024, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
Equity:
Active	$51	$47	$59
Passive	2,708	2,466	2,287
Total equity	2,759	2,513	2,346
Fixed-income:
Active	28	71	84
Passive	555	538	505
Total fixed-income(1)	583	609	589
Cash(1)	483	467	390
Multi-asset-class solutions:
Active	22	21	25
Passive	327	289	220
Total multi-asset-class solutions	349	310	245
Alternative investments(2):
Active	10	11	36
Passive(3)	185	192	181
Total alternative investments	195	203	217
Total	$4,369	$4,102	$3,787

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
North America	$3,195	$3,028	$2,784
Europe/Middle East/Africa(2)	665	577	544
Asia/Pacific	509	497	459
Total	$4,369	$4,102	$3,787

(1) Geographic mix is based on client location or fund management location.
(2) AUM for passive alternative investments has been revised from prior presentations.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2024	December 31, 2023	June 30, 2023
Alternative Investments(2)	$77	$73	$70
Equity	1,157	1,038	919
Multi Asset	1	1	1
Fixed-Income	159	156	142
Total Exchange-Traded Funds	$1,394	$1,268	$1,132

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)(3)	Total
Balance as of December 31, 2022	$2,129	$554	$376	$209	$213	$3,481
Long-term institutional flows, net(4)	(25)	1	—	10	(2)	(16)
Exchange-traded fund flows, net	(12)	5	—	—	1	(6)
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(37)	6	(4)	10	(1)	(26)
Market appreciation (depreciation)	120	14	3	11	8	156
Foreign exchange impact	—	1	—	1	—	2
Total market/foreign exchange impact	120	15	3	12	8	158
Balance as of March 31, 2023	$2,212	$575	$375	$231	$220	$3,613
Long-term institutional flows, net(4)	(23)	18	—	7	(1)	1
Exchange-traded fund flows, net	27	1	—	—	(1)	27
Cash fund flows, net	—	—	10	—	—	10
Total flows, net	4	19	10	7	(2)	38
Market appreciation (depreciation)	138	—	5	7	(2)	148
Foreign exchange impact	(8)	(5)	—	—	1	(12)
Total market/foreign exchange impact	130	(5)	5	7	(1)	136
Balance as of June 30, 2023	$2,346	$589	$390	$245	$217	$3,787

Balance as of December 31, 2023	$2,513	$609	$467	$310	$203	$4,102
Long-term institutional flows, net(4)	(3)	(23)	—	14	(12)	(24)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash fund flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(16)	(14)
Market appreciation (depreciation)	220	(4)	6	12	9	243
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	6	211
Balance as of March 31, 2024	$2,712	$578	$481	$335	$193	$4,299
Long-term institutional flows, net(4)	(13)	1	1	8	(5)	(8)
Exchange-traded fund flows, net	2	4	—	—	—	6
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(11)	5	(3)	8	(5)	(6)
Market appreciation (depreciation)	62	4	5	6	6	83
Foreign exchange impact	(4)	(4)	—	—	1	(7)
Total market/foreign exchange impact	58	—	5	6	7	76
Balance as of June 30, 2024	$2,759	$583	$483	$349	$195	$4,369

(1) Includes both floating and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.
(4) Amounts represent long-term portfolios, excluding ETFs.

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 11% in the three months ended June 30, 2024, compared to the same period of 2023, primarily due to higher client FX volumes, partially offset by lower spreads associated with subdued FX volatility. Foreign exchange trading services revenue increased 3% in the six months ended June 30, 2024, compared to the same period of 2023, primarily due to higher transition management and other trading services revenue.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 63% and 37%, respectively, of foreign exchange trading services revenue in both the second quarters of 2024 and 2023.
We primarily earn FX trading revenue by acting as a principal market-maker through both "direct sales and trading” and “indirect FX trading.”
•Direct sales and trading: Represent FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. Clients are able to choose their own execution time and method, trading by voice or electronically on one of the several available multibank platforms. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.
•Indirect FX trading: Represents FX transactions with clients, for which we are the funds' custodian, or their investment managers, routed to our FX desk through our asset-servicing operation. We execute indirect FX trades as a principal at rates disclosed to our clients. Indirect FX is designed to address FX trades that relate to the purchase, sale or holding of a security where clients chose their execution frequency (either hourly or once per day), allowing us to offer straight-through processing and a fully automated service.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, decreased 8% in the three months ended June 30, 2024, compared to the same period of 2023, due to lower spreads primarily resulting from muted industry specials activity, partially offset by higher balances. Securities finance revenue decreased 10% in the six months ended June 30, 2024, compared to the same period of 2023, due to lower spreads primarily resulting from muted industry specials activity and lower agency balances, partially offset by higher prime services balances.
Our securities finance business consists of three components:
(1) an agency lending program for State Street Global Advisors managed investment funds with a broad range of investment objectives,
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
which we refer to as the State Street Global Advisors lending funds;
(2) an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds; and
(3) security lending transactions which we enter into as principal, which we refer to as our prime services business.
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
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, decreased 3% in the three months ended June 30, 2024 compared to the same period of 2023, primarily driven by lower on-premises renewals in front office software and data. Software and processing fees revenue increased 9% in the six months ended June 30, 2024 compared to the same period of 2023, primarily driven by higher front office software and data revenue associated with CRD and higher lending related and other fees.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, decreased 6% in the three months ended June 30, 2024 compared to the same period of 2023, primarily due to lower on-premises renewals, partially offset by higher software-enabled revenue reflecting continued SaaS implementations and conversions. Front office software and data revenue increased 9% in the six months ended June 30, 2024 compared to the same period of 2023, primarily due to higher software-enabled and professional services revenue, partially offset by lower on-premises renewals.
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
Lending related and other fees increased 5% and 9% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, reflecting higher unfunded commitments primarily relating to our fund finance products. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue decreased $10 million and $5 million in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2024 compared to the same periods of 2023.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, loans, resale agreements and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.
NIM represents the relationship between annualized fully taxable-equivalent (FTE) NII and average total interest-earning assets for the period. It is calculated by dividing FTE NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly earned from certain investment securities (state and political subdivisions), is adjusted to an FTE basis using the U.S. federal and state statutory income tax rates.
NII increased 6% in the three months ended June 30, 2024, compared to the same period of 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits. NII remained flat in the six months ended June 30, 2024, compared to the same period of 2023.
Investment securities' net purchase discount accretion increased interest income by $52 million and $86 million in the three and six months ended June 30, 2024, respectively, compared to net purchase premium amortization that reduced interest income by $11 million and $25 million in the same periods of 2023. The change in the net purchase premium amortization (discount accretion) was primarily driven by an increase in the net unamortized purchase discounts on the non-MBS portfolio as of June 30, 2024, as compared to June 30, 2023.
Interest income related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly. The amortization of premiums and accretion of discounts are adjusted for prepayments when they occur, which primarily impact MBS.
The following table presents the investment securities net premium amortization (discount accretion) for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums and (discounts) at period end	$384	$(602)	$(218)	$464	$(73)	$391
Net premium amortization (discount accretion)	17	(69)	(52)	21	(10)	11

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and six months ended June 30, 2024, compared to the same periods of 2023.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$87,894	$929	4.25%	$69,079	$696	4.05%
Securities purchased under resale agreements(2)	6,558	166	10.17	1,634	81	19.82
Trading account assets	779	—	—	704	—	—
Investment securities:
Investment securities available-for-sale	53,204	673	5.06	43,409	408	3.76
Investment securities held-to-maturity	51,894	277	2.14	64,141	320	1.99
Total Investment securities	105,098	950	3.62	107,550	728	2.71
Loans	38,703	563	5.85	34,235	442	5.18
Other interest-earning assets(3)	22,708	391	6.92	18,783	285	6.09
Average total interest-earning assets	$261,740	$2,999	4.61	$231,985	$2,232	3.86
Interest-bearing deposits:
U.S.	$132,162	$1,364	4.15	$109,015	$945	3.48
Non-U.S.	63,767	273	1.72	64,838	248	1.54
Total interest-bearing deposits(4)(5)	195,929	1,637	3.36	173,853	1,193	2.75
Securities sold under repurchase agreements	3,404	43	5.07	4,266	13	1.25
Other short-term borrowings	13,073	167	5.15	1,965	20	4.11
Long-term debt	19,694	267	5.44	16,735	209	5.00
Other interest-bearing liabilities(6)	4,753	149	12.57	3,595	106	11.74
Average total interest-bearing liabilities	$236,853	$2,263	3.84	$200,414	$1,541	3.09
Interest rate spread			.77%			.77%
Net interest income, fully taxable-equivalent basis		$736			$691
Net interest margin, fully taxable-equivalent basis			1.13%			1.19%
Tax-equivalent adjustment		(1)			—
Net interest income, GAAP basis		$735			$691

	Six Months Ended June 30,
	2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$89,062	$1,927	4.36%	$73,127	$1,338	3.69%
Securities purchased under resale agreements(2)	6,338	333	10.58	1,638	157	19.38
Trading account assets	773	—	—	685	—	—
Investment securities:
Investment securities available-for-sale	49,850	1,246	5.00	42,759	758	3.54
Investment securities held-to-maturity	53,358	571	2.14	64,562	640	1.98
Total investment securities	103,208	1,817	3.52	107,321	1,398	2.60
Loans	38,225	1,109	5.84	33,878	839	5.00
Other interest-earning assets(3)	20,430	703	6.92	18,092	530	5.91
Average total interest-earning assets	$258,036	$5,889	4.59	$234,741	$4,262	3.66
Interest-bearing deposits:
U.S.	$131,004	$2,727	4.19%	$107,148	$1,724	3.24%
Non-U.S.	62,927	550	1.76	65,593	423	1.30
Total interest-bearing deposits(4)(5)	193,931	3,277	3.41	172,741	2,147	2.51
Securities sold under repurchase agreements	3,263	82	5.07	4,337	22	1.04
Federal funds purchased	—			59	1	4.70
Short-term borrowings	10,694	268	5.05	1,564	31	3.97
Long-term debt	19,319	525	5.44	16,302	393	4.83
Other interest-bearing liabilities(6)	4,591	284	12.43	3,339	208	12.54
Average total interest-bearing liabilities	$231,798	$4,436	3.85	$198,342	$2,802	2.85
Interest rate spread			.74%			.81%
Net interest income, fully taxable-equivalent basis		$1,453			$1,460
Net interest margin, fully taxable-equivalent basis			1.13%			1.25%
Tax-equivalent adjustment		(2)			(3)
Net interest income, GAAP-basis		$1,451			$1,457

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $180.09 billion and $175.96 billion for the three and six months ended June 30, 2024, respectively, compared to $139.55 billion and $128.16 billion for the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.36% and 0.37% in the three and six months ended June 30, 2024, respectively, compared to 0.23% and 0.24% in the same periods of 2023, respectively.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $7.07 billion and $6.48 billion for the three and six months ended June 30, 2024, respectively, compared to $4.93 billion and $4.96 billion in the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.28% and 5.26% in the three and six months ended June 30, 2024, respectively, compared to 4.82% and 4.63% in the same periods of 2023, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($64) million and ($112) million for the three and six months ended June 30, 2024, respectively, compared to $22 million and $16 million for the same periods of 2023, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.49% and 3.51% in the three and six months ended June 30, 2024, respectively, compared to 2.70% and 2.49% in the same periods of 2023, respectively.
(5) Total deposits averaged $220.88 billion and $219.89 billion for the three and six months ended June 30, 2024, respectively, compared to $205.83 billion and $208.06 billion in the same periods of 2023, respectively.
(6) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.82 billion and $5.62 billion for the three and six months ended June 30, 2024, respectively, compared to $4.42 billion and $4.91 billion in the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.28% and 5.59% in the three and six months ended June 30, 2024, respectively, compared to 4.82% and 5.08% in the same periods of 2023, respectively.
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
Average total interest-earning assets were $261.74 billion and $258.04 billion in the three and six months ended June 30, 2024, respectively, compared to $231.99 billion and $234.74 billion in the same periods of 2023, respectively. The increase is primarily due to higher levels of client deposits and an increase in short-term wholesale funding and long-term debt.
Interest-bearing deposits with banks averaged $87.89 billion and $89.06 billion in the three and six months ended June 30, 2024, respectively, compared to $69.08 billion and $73.13 billion in the same periods of 2023, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $6.56 billion and $6.34 billion in the three and six months ended June 30, 2024, respectively, compared to $1.63 billion and $1.64 billion in the same periods of 2023, respectively, due to a shift to term repurchase agreements, which reduces our ability to net against resale agreement balances. Additionally, as a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $180.09 billion and $175.96 billion on average in the three and six months ended June 30, 2024, respectively, compared to $139.55 billion and $128.16 billion in the same periods of 2023, respectively, primarily driven by an increase in FICC repurchase agreement volumes.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both June 30, 2024 and December 31, 2023.
Average investment securities decreased to $105.10 billion and $103.21 billion in the three and six months ended June 30, 2024, respectively, from $107.55 billion and $107.32 billion in the same periods of 2023, respectively, primarily due to maturities within our fixed-rate portfolio, and portfolio repositioning.
Average loans increased to $38.70 billion and $38.23 billion in the three and six months ended June 30, 2024, respectively, from $34.24 billion and $33.88 billion in the same periods of 2023, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $35.07 billion and $34.68 billion in the three and six months ended June 30, 2024, respectively, compared to $30.28 billion and $29.75 billion in the same periods of 2023, respectively. The increase is primarily due to growth in collateralized loan obligations in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $22.71 billion and $20.43 billion in the three and six months ended June 30, 2024, respectively, from $18.78 billion and $18.09 billion in the same periods of 2023, respectively, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders,
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $195.93 billion and $193.93 billion in the three and six months ended June 30, 2024, respectively, from $173.85 billion and $172.74 billion in the same periods of 2023, respectively. The increase is driven by active engagement with our clients on deposit raising initiatives, rotation from non-interest bearing deposits and a reduction in the Federal Reserve’s overnight repurchase agreement activity. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $13.07 billion and $10.69 billion in the three and six months ended June 30, 2024, respectively, from $1.97 billion and $1.56 billion in the same periods of 2023, respectively, due to increased wholesale funding. The increase is driven by our effort to diversify our funding sources through relatively low-cost channels, with initial maturities of twelve months, to further support business growth.
Average long-term debt was $19.69 billion and $19.32 billion in the three and six months ended June 30, 2024, respectively, compared to $16.74 billion and $16.30 billion in the same periods of 2023, respectively. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.75 billion and $4.59 billion in the three and six months ended June 30, 2024, respectively, compared to $3.60 billion and $3.34 billion in the same periods of 2023, respectively. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
In the second quarter of 2024, we recorded a $10 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans, which was partially offset by an improved economic outlook. This compared to an $18 million reserve release recorded in the same period of 2023.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Table 15: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2024, compared to the same periods of 2023. Total expenses increased 3% and 4% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, as continued business investments and revenue-related costs were partially offset by productivity savings.

TABLE 15: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2024	2023
Compensation and employee benefits	$1,099	$1,123	(2)%
Information systems and communications	454	405	12
Transaction processing services	250	235	6
Occupancy	106	103	3
Amortization of other intangible assets	60	60	—
Other:
Professional services	111	110	1
Other	189	176	7
Total other	300	286	5
Total expenses	$2,269	$2,212	3
Number of employees at quarter-end	52,568	42,688	23

	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023
Compensation and employee benefits	$2,351	$2,415	(3)%
Information systems and communications	886	819	8
Transaction processing services	498	474	5
Occupancy	209	197	6
Amortization of other intangible assets	120	120	—
Other:
Professional services	221	216	2
Other	497	340	46
Total other	718	556	29
Total expenses	$4,782	$4,581	4
Compensation and employee benefits expenses decreased 2% and 3% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, mainly due to lower contractor spend associated with the joint venture consolidations in India and lower salaries, partially offset by higher incentive compensation and employee benefits costs.
Total headcount increased 23% as of June 30, 2024 compared to June 30, 2023, primarily reflecting the consolidation of our two operations joint ventures in India, one in the fourth quarter of 2023 and the other in the second quarter of 2024. Headcount cost associated with the consolidation of those joint ventures was previously reflected in compensation and employee benefits expenses.
Information systems and communications expenses increased 12% and 8% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, reflecting higher technology and infrastructure investments and the absence of episodic vendor credits, partially offset by optimization savings.
Transaction processing services expenses increased 6% and 5% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher revenue-related broker fees and market data costs.
Occupancy expenses increased 3% and 6% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily related to joint venture consolidations in India, partially offset by footprint optimization.
Amortization of other intangible assets was flat for both the three and six months ended June 30, 2024, compared to the same periods of 2023.
Other expenses increased 5% in the three months ended June 30, 2024, compared to the same period of 2023, primarily due to higher sales, marketing and other fund expenses. Other expenses increased 29% in the six months ended June 30, 2024, compared to the same period of 2023, primarily due to the increase to the 2023 FDIC special assessment in the first quarter of 2024, the timing of our funding of our charitable foundation, a one-time vendor expense and higher marketing costs.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and other adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	$53	$3	$56

Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	$151	$1	$152
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $201 million and $336 million in the three and six months ended June 30, 2024, respectively, compared to $153 million and $292 million in the same periods of 2023, respectively. Our effective tax rate was 22.1% and 22.3% in the three and six months ended June 30, 2024, respectively, compared to 16.7% and 18.2% in the same periods of 2023, respectively. The increase in the effective tax rate was primarily due to higher discrete tax benefits in 2023.
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
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item 1, Business, in our 2023 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2024	2023
Servicing fees	$1,239	$1,259	(2)%
Foreign exchange trading services	304	276	10
Securities finance	101	109	(7)
Software and processing fees	214	221	(3)
Other fee revenue	36	55	(35)
Total fee revenue	1,894	1,920	(1)
Net interest income	730	687	6
Total revenue	2,624	2,607	1
Provision for credit losses	10	(18)	nm
Total expenses	1,880	1,850	2
Income before income tax expense	$734	$775	(5)
Pre-tax margin	28.0%	29.7%	(170)	bps

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2024	2023
Servicing fees	$2,467	$2,476	—%
Foreign exchange trading services	612	597	3
Securities finance	191	212	(10)
Software and processing fees	421	386	9
Other fee revenue	79	83	(5)
Total fee revenue	3,770	3,754	—
Net interest income	1,441	1,449	(1)
Total revenue	5,211	5,203	—
Provision for credit losses	37	26	42
Total expenses	3,843	3,828	—
Income before income tax expense	$1,331	$1,349	(1)
Pre-tax margin	25.5%	25.9%	(40)	bps

nm Denotes not meaningful
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, decreased 2% in the three months ended June 30, 2024, compared to the same period of 2023, as higher average equity market levels and net new business, excluding a previously disclosed client transition, were more than offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift. Servicing fees were flat in the six
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
months ended June 30, 2024, compared to the same period of 2023.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 2% and were flat in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, as continued business investments and revenue-related costs were partially offset by productivity savings. Seasonal deferred incentive compensation expense and payroll taxes were $115 million in the six months ended June 30, 2024, compared to $132 million in the same period of 2023. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2024	2023
Management fees(1)	$511	$461	11%
Foreign exchange trading services(2)	32	27	19
Securities finance	7	8	(13)
Other fee revenue(3)	12	3	nm
Total fee revenue	562	499	13
Net interest income	5	4	25
Total revenue	567	503	13
Total expenses	388	361	7
Income before income tax expense	$179	$142	26
Pre-tax margin	31.6%	28.2%	340	bps

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2024	2023
Management fees(1)	$1,021	$918	11%
Foreign exchange trading services(2)	55	48	15
Securities finance	13	14	(7)
Other fee revenue(3)	19	20	(5)
Total fee revenue	1,108	1,000	11
Net interest income	10	8	25
Total revenue	1,118	1,008	11
Total expenses	808	747	8
Income before income tax expense	$310	$261	19
Pre-tax margin	27.7%	25.9%	180	bps

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
nm Denotes not meaningful
Investment Management total revenue increased 13% and 11% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023.
Management Fees
Management fees increased 11% in both the three and six months ended June 30, 2024, compared to the same periods of 2023, as higher average market levels and net inflows from prior periods were partially offset by the impacts of a strategic ETF repricing initiative.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 7% and 8% in the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, reflecting higher revenue-related fund expenses. Seasonal deferred incentive compensation expense and payroll taxes were $47 million in the six months ended June 30, 2024, compared to $49 million in the same period of 2023.
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
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2024	December 31, 2023
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$18,589	$8,301
Mortgage-backed securities(1)	10,949	10,755
Total U.S. Treasury and federal agencies	29,538	19,056
Non-U.S. debt securities:
Mortgage-backed securities	2,356	1,857
Asset-backed securities(2)	2,238	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	16,161	15,100
Other(3)	3,044	2,735
Total non-U.S. debt securities	23,799	21,829
Asset-backed securities:
Student loans(4)	101	114
Collateralized loan obligations(5)	2,612	2,527
Non-agency CMBS and RMBS(6)	136	249
Other	91	90
Total asset-backed securities	2,940	2,980
State and political subdivisions	337	355
Other U.S. debt securities(7)	141	306
Total available-for-sale securities(8)(9)	$56,755	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,119	$8,584
Mortgage-backed securities(10)	37,837	39,472
Total U.S. Treasury and federal agencies	43,956	48,056
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	4,273	5,757
Total non-U.S. debt securities	4,273	5,757
Asset-backed securities:
Student loans(4)	2,817	3,298
Non-agency CMBS and RMBS(11)	5	6
Total asset-backed securities	2,822	3,304
Total held-to-maturity securities(8)(12)	$51,051	$57,117

(1) As of June 30, 2024 and December 31, 2023, the total fair value included $5.03 billion and $5.54 billion, respectively, of agency CMBS and $5.92 billion and $5.21 billion, respectively, of agency MBS.
(2) As of June 30, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $0.99 billion and $1.02 billion, respectively.
(3) As of June 30, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.49 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency CMBS as of both June 30, 2024 and December 31, 2023.
(7) As of June 30, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.14 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2024.
(9) As of both June 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of June 30, 2024 and December 31, 2023, the total amortized cost included $5.20 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of both June 30, 2024 and December 31, 2023.
(12) As of both June 30, 2024 and December 31, 2023, the allowance for credit losses on HTM investment securities was $1 million.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
We manage our investment securities portfolio by taking into consideration the interest rate and duration characteristics of our client liabilities along with the context of the overall structure of our consolidated statement of condition, and in consideration of the global interest rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.
Average duration of our investment securities portfolio, including the impact of hedges, was 2.5 years and 2.7 years as of June 30, 2024 and December 31, 2023, respectively.
Approximately 97% and 96% of the carrying value of the portfolio was rated “AA” or higher as of June 30, 2024 and December 31, 2023, respectively, as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2024	December 31, 2023
AAA(1)	87%	85%
AA	10	11
A	2	2
BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both June 30, 2024 and December 31, 2023.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2024	December 31, 2023
U.S. Agency Mortgage-backed securities	36%	39%
U.S. Treasuries	23	17
Non-U.S. sovereign, supranational and non-U.S. agency	19	20
Asset-backed securities	9	10
Other credit	13	14
	100%	100%
Non-U.S. Debt Securities
Approximately 26% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2024 and December 31, 2023, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	June 30, 2024	December 31, 2023
Available-for-sale:
Canada	$4,134	$4,020
United Kingdom	2,331	2,141
Australia	2,002	1,833
France	1,754	1,386
Germany	1,575	1,389
Netherlands	591	690
Austria	494	339
Italy	362	412
Hong Kong	284	—
Spain	280	230
Sweden	276	270
Singapore	215	249
Brazil	210	257
Republic of Korea	210	223
Other(2)	9,081	8,390
Total	$23,799	$21,829
Held-to-maturity:
Ireland	$419	$440
Spain	417	805
Belgium	261	459
France	213	524
Germany	207	212
Austria	145	150
Finland	128	131
Canada	109	112
Singapore	3	3
Netherlands	—	177
Other(2)	2,371	2,744
Total	$4,273	$5,757

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of June 30, 2024, other non-U.S. investments include $8.18 billion of supranational bonds in AFS securities and $2.37 billion of supranational bonds in HTM securities.
Approximately 89% and 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2024 and December 31, 2023, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2024 and December 31, 2023, approximately 31% and 28%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2024, our non-U.S. debt securities had an average market-to-book ratio of 99.1%, and an aggregate pre-tax net unrealized loss of $258 million, consisting of gross unrealized gains of $45 million and gross unrealized losses of $303 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $117 million, consisting of gross unrealized gains of $45 million and gross unrealized losses of $162 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $141 million, consisting of gross unrealized losses of $141
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
million, associated with non-U.S. HTM debt securities.
As of June 30, 2024, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities and provincial bonds, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Japan” were composed of corporate bonds.
Municipal Obligations
We carried approximately $0.34 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2024, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of June 30, 2024, we also provided approximately $5.69 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2024
State of Issuer:
Texas	$109	$2,204	$2,313	38%
New York	15	1,676	1,691	28
California	28	927	955	16
Total	$152	$4,807	$4,959

December 31, 2023
State of Issuer:
Texas	$112	$2,387	$2,499	37%
New York	25	1,687	1,712	25
California	28	1,082	1,110	16
Total	$165	$5,156	$5,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $6.03 billion and $6.80 billion across our businesses as of June 30, 2024 and December 31, 2023, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 95% of the obligors rated “AA” or higher as of June 30, 2024. As of that date, approximately 66% and 33% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 24: U.S. AND NON-U.S. LOANS
(In millions)	June 30, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund Finance(2)	$13,808	$13,697
Leveraged Loans	2,357	2,412
Overdrafts	1,791	1,225
Collateralized loan obligations in loan form	190	150
Other(3)	2,376	2,512
Commercial real estate	2,858	3,069
Total domestic	$23,380	$23,065
Foreign(1):
Commercial and financial:
Fund Finance(2)	$5,630	$4,956
Leveraged Loans	1,111	1,194
Overdrafts	1,875	1,047
Collateralized loan obligations in loan form	7,380	6,369
Total foreign	15,996	13,566
Total loans(4)	39,376	36,631
Allowance for loan losses	(136)	(135)
Loans, net of allowance	$39,240	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.20 billion private equity capital call finance loans, $6.73 billion loans to real money funds and $1.37 billion loans to business development companies as of June 30, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.12 billion securities finance loans, $250 million loans to municipalities and $2 million other loans as of June 30, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of June 30, 2024, excluding overdrafts, floating rate loans totaled $32.90 billion and fixed rate loans totaled $2.80 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
We sold $151 million of total loans, which consisted entirely of leveraged loans, in the second quarter of 2024.
We had binding unfunded commitments as of June 30, 2024 and December 31, 2023 of $148 million and $121 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 92% of the loans rated “BB” or “B” as of both June 30, 2024 and December 31, 2023. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of June 30, 2024, the commercial real estate portfolio consists of, by asset class, approximately 38% multifamily residential, 36% office buildings and 26% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of June 30, 2024, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We observed these effects in certain commercial real estate loans during the second quarter of 2024, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during 2024 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 25: ALLOWANCE FOR CREDIT LOSSES
	Six Months Ended June 30,
(In millions)	2024	2023
Allowance for credit losses:
Beginning balance	$150	$121
Provision for credit losses (funded commitments)(1)	43	34
Provisions for credit losses (unfunded commitments)	(6)	(8)
Charge-offs(2)	(42)	(11)
Ending balance	$145	$136

(1) The provision for credit losses is primarily related to commercial real estate loans.
(2) The charge-offs are primarily related to leveraged loans and commercial real estate loans.
As of June 30, 2024, the allowance for credit losses decreased $5 million compared to December 31, 2023, primarily reflecting charge-offs of $42 million, largely related to a single property in the commercial real estate portfolio and certain leveraged loans, as well as an improved economic outlook, partially offset by a provision for credit losses of $37 million primarily due to an increase in loan loss reserves associated with certain commercial real estate loans.
As of June 30, 2024, approximately $56 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $72 million as of December 31, 2023. In addition, $76 million and $60 million as of June 30, 2024 and December 31, 2023, respectively, was related to certain commercial real estate loans. The remaining $13 million and $18 million as of June 30, 2024 and December 31, 2023, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of June 30, 2024, the allowance for credit losses represented 0.4% of total loans.
As our view on current and future economic conditions changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting factors such as credit migration within our loan portfolio, as well as changes in management's economic outlook.
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
•credit and counterparty risk;
•liquidity risk, including funding and management;
•operational risk;
•information technology risk;
•operational resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail on pages 24 to 53 included under Item 1A, Risk Factors, in our 2023 Form 10-K.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 84 to 89 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2023 Form 10-K.
Credit and Counterparty Risk Management
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
In the second quarter of 2024, the allowance estimate reflected an increase in loan loss reserves associated with certain commercial real estate loans, which was offset by an improved economic outlook and charge-offs primarily related to leverage loans. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 90 to 94 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2023 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market, the Federal Reserve's discount window and the Bank Term Funding Program. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of June 30, 2024, our Parent Company and State Street Bank had approximately $0.99 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 94 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2023 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to page 15 and 16 included under Item 1, Business, in our 2023 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For both quarters ended June 30, 2024 and December 31, 2023, average daily LCR for the Parent Company was 106%. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $139.64 billion for the quarter ended June 30, 2024 compared to $128.96 billion for the quarter ended December 31, 2023, primarily due to an increase in client deposits relative to the prior period. For the quarter ended June 30, 2024, the LCR for State Street Bank was approximately 134%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of June 30, 2024, both the Parent Company's and State Street Bank's NSFR was above the 100% minimum NSFR requirement. The average NSFR for the Parent Company was 140% for both the second and first quarters of 2024.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $85.41 billion for the quarter ended June 30, 2024, compared to $69.28 billion for the quarter ended December 31, 2023. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intraday and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
underlying conditions. As of June 30, 2024, we had no outstanding primary credit borrowings from the FRBB discount window, $8 billion outstanding of Bank Term Funding Program and $5.5 billion outstanding of FHLB funding. As of December 31, 2023, we had no outstanding primary credit borrowings from the FRBB discount window, $1 billion outstanding of Bank Term Funding Program and $2.5 billion outstanding borrowings from the FHLB. These outstanding borrowings have initial maturities of twelve months and are recorded in other short-term borrowings in the consolidated statement of condition.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity, although not as rapidly deployed as those included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $62.81 billion for the quarter ended June 30, 2024, compared to $76.86 billion for the quarter ended December 31, 2023.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $33.39 billion and $34.20 billion and standby letters of credit totaling $1.27 billion and $1.51 billion as of June 30, 2024 and December 31, 2023, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2024, approximately 77% of our unfunded commitments to extend credit and 39% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The final rule published on November 1, 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted the 2023 165(d) resolution plan as required by July 1, 2023. Feedback letters from the Agencies on the results of the 2023 plan submissions were released to each of the U.S. GSIBs on June 21, 2024. We have no identified shortcomings or deficiencies. Our next 165(d) resolution plan submission to the Agencies is due by July 1, 2025.
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
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and continues to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(and may issue) one or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event", which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan by December 1, 2023 in alignment with changes to the IDI plan requirements as set out in the June 25, 2021 policy statement issued by the FDIC. Following the notice of proposed rule making from August 2023, the FDIC finalized the IDI Rule in June 2024. The updated rule becomes effective on October 1, 2024. The final rule will require U.S. GSIBs to file their Covered Insured Depository Institution Plans on a biennial basis, with the expectation that the FDIC will communicate directly with the banks on their first submission date.
Additionally, we are required to submit a recovery plan periodically to the Federal Reserve. This plan includes strategies designed to respond to stress factors at an early stage and stabilize and maintain operational continuity and market confidence. Our recovery strategies are intended to be implemented before our resolution plan is triggered. We are also engaged in recovery planning requirements in certain international jurisdictions where we operate.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2024, and December 31, 2023, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $2.72 billion and $1.87 billion as of June 30, 2024 and December 31, 2023, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.02 billion as of June 30, 2024, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both June 30, 2024 and December 31, 2023, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On March 18, 2024, we issued $1.0 billion aggregate principal amount of 4.993% fixed rate senior notes due 2027.
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
Volatility in the global equity and fixed income markets, and heightened geopolitical tensions, including the ongoing wars in Ukraine and in the Middle East, may result in stress on the operating environment and increase operational risk. Both conflicts heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 100 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2023 Form 10-K.
Information Technology Risk Management
We define information technology risk as the risk associated with the use, ownership, operation and adoption of information technology. Information technology risk includes risks potentially triggered by non-compliance with regulatory obligations or expectations, information security or cyber incidents, internal control and process gaps, operational events and adoption of new business technologies.
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about our information technology risk framework and associated risks, refer to pages 101 to 103 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2023 Form 10-K, and pages 48 to 49 included under Item 1A, Risk Factors, in our 2023 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities."
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of June 30, 2024, the notional amount of these derivative contracts was $2.97 trillion, of which $2.90 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to pages 103 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2023 Form 10-K.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 105 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2023 Form 10-K.
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Stress Testing
We have a corporate-wide stress testing program in place that incorporates techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest rate risk and volatility risk).
Stress testing results and limits are actively monitored on a daily basis by Enterprise Risk Management (ERM) and reported to the Financial Risk Committee (FRC). Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the FRC if material. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We experienced no back-testing exceptions in the quarters ended June 30, 2024, March 31, 2024, and June 30, 2023. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2024, March 31, 2024 and June 30, 2023, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2024	As of March 31, 2024	As of June 30, 2023
	June 30, 2024			March 31, 2024			June 30, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$18,471	$31,813	$11,948	$12,157	$19,660	$7,536	$10,019	$15,718	$5,106	$13,303	$17,091	$9,112
Global Treasury	1,976	3,932	515	1,441	3,222	497	4,079	7,311	1,795	2,845	1,741	2,539
Diversification	(1,780)	(3,407)	270	(1,412)	(3,222)	(403)	(4,323)	(8,210)	(2,409)	(2,135)	(1,758)	(2,174)
Total VaR	$18,667	$32,338	$12,733	$12,186	$19,660	$7,630	$9,775	$14,819	$4,492	$14,013	$17,074	$9,477

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2024	As of March 31, 2024	As of June 30, 2023
	June 30, 2024			March 31, 2024			June 30, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$50,434	$66,734	$34,837	$47,674	$72,735	$26,194	$39,412	$78,058	$23,402	$52,934	$58,561	$54,891
Global Treasury	8,085	12,087	4,911	6,649	14,031	4,424	7,156	12,993	4,860	8,725	5,819	12,629
Diversification	(7,547)	(8,846)	(1,418)	(7,390)	(12,731)	(3,625)	(9,304)	(21,242)	(3,747)	(8,699)	(4,889)	(21,037)
Total Stressed VaR	$50,972	$69,975	$38,330	$46,933	$74,035	$26,993	$37,264	$69,809	$24,515	$52,960	$59,491	$46,483
The three month average of our total stressed VaR-based measure was approximately $51 million for the quarter ended June 30, 2024, compared to an average of approximately $47 million for the quarter ended March 31, 2024 and $37 million for the quarter ended June 30, 2023. The increase in the average total stressed VaR for the quarter ended June 30, 2024, compared to the quarters ended March 31, 2024 and June 30, 2023, is primarily attributed to higher foreign exchange and interest rate risk positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2024			March 31, 2024			June 30, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$4,808	$16,384	$339	$5,778	$18,106	$457	$9,396	$7,848	$428
Global Treasury	532	2,845	—	320	1,699	—	1,837	2,426	—
Diversification	(450)	(2,447)	—	(344)	(1,929)	—	(6,404)	(2,330)	—
Total VaR	$4,890	$16,782	$339	$5,754	$17,876	$457	$4,829	$7,944	$428

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2024			March 31, 2024			June 30, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,660	$58,697	$461	$17,211	$56,902	$672	$13,870	$53,018	$714
Global Treasury	6,358	9,172	—	4,835	6,613	—	12,041	13,387	—
Diversification	(6,439)	(10,681)	—	(4,352)	(6,478)	—	(16,941)	(15,850)	—
Total Stressed VaR	$6,579	$57,188	$461	$17,694	$57,037	$672	$8,970	$50,555	$714

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 30, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2024 and 2023. Our baseline rate forecast as of June 30, 2024 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rate cuts will begin in 2024.

TABLE 30: KEY INTEREST RATES FOR BASELINE FORECASTS
	June 30, 2024			June 30, 2023
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	5.50%	3.75%	4.27%	5.25%	3.50%	3.84%
12-month forward rates	4.50	3.00	4.18	4.75	3.50	3.56

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

TABLE 31: NET INTEREST INCOME SENSITIVITY
	June 30, 2024			June 30, 2023
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$17	$296	$313	$(129)	$254	$125
-100 bps shock	(13)	(244)	(257)	92	(217)	(125)
Steeper yield curve:
'+100 bps shift in long-end rates(1)	8	7	15	8	17	25
'-100 bps shift in short-end rates(1)	(1)	(238)	(239)	101	(200)	(99)
Flatter yield curve:
'+100 bps shift in short-end rates(1)	10	288	298	(137)	237	100
'-100 bps shift in long-end rates(1)	(11)	(6)	(17)	(9)	(17)	(26)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios. As of June 30, 2024, our USD balance sheet's NII sensitivity is relatively neutral given expectations for USD deposit betas and the repricing characteristics of our USD assets. Compared to June 30, 2023, our USD NII sensitivity reduced as a result of lower investment portfolio duration and higher short-term fixed rate borrowings. As of June 30, 2024, non-USD NII benefits from higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to June 30, 2023, non-USD NII sensitivity increased as a result of investment portfolio activity and refinements to our modeled non-USD deposit betas.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 110 to 111 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2023 Form 10-K.
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
For additional information about our capital, refer to pages 112 to 121 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by U.S. banking regulators.
The Basel III rule provides two frameworks for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for on and certain off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of credit risk RWA, and the Advanced Measurement Approach used for the calculation of operational risk RWA.
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
Our current SCB requirement is 2.5% for the period from October 1, 2023 through September 30, 2024. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our preliminary SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
Our minimum risk-based capital ratios as of January 1, 2024 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2024, is 1.0%. Based upon calculations using data as of December 31, 2023, our G-SIB surcharge will remain at 1% through December 31, 2025.
To maintain the status of the Parent Company as a financial holding company, we and our IDI subsidiaries are required, among other requirements, to be "well capitalized" as defined by Regulation Y and Regulation H.
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
On July 27, 2023, U.S. banking agencies issued a proposed rule to implement the Basel III endgame (Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (G-SIB Surcharge Proposal). The Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for risk-based capital adequacy in favor of a new standardized expanded risk-based approach that would include, unlike the current standardized approach, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book (FRTB) framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
The Basel III Endgame Proposal would maintain the current Basel III rule’s dual-requirement structure, whereby we and State Street Bank would be required to calculate our risk-based capital ratios under both the expanded risk-based approach and the standardized approach. In addition, the proposal would modify the existing standardized approach by requiring that the proposed new market risk standards, FRTB, also be applied in the standardized approach.
The Basel III Endgame Proposal would apply the SCB and G-SIB surcharge to the risk-based capital requirements calculated under both the expanded risk-based approach and the existing standardized approach. The Basel III Endgame Proposal includes an effective date of July 1, 2025, with a three-year transition arrangement until the requirements are fully phased in on July 1, 2028. The G-SIB Surcharge Proposal is set to be implemented two calendar quarters after the date of the adoption of the final rule, which is currently to be determined.
Based on our current understanding of the Basel III Endgame Proposal, we estimate that, if the expanded risk-based approach had been applied on a fully phased-in basis as of December 31, 2023, and in the absence of taking any actions to mitigate its impact, our expanded risk-based approach RWA as of that date would have been approximately 15% higher than our actual standardized approach RWA as of that date.
Any estimate of how the expanded risk-based approach may impact us is subject to uncertainty, as actual results may differ from the anticipated results and may be materially affected by and dependent on a range of factors, including business performance, future capital actions, the results of future supervisory stress tests, and interpretations (including changes in interpretations) of, and potential modifications by the U.S. Agencies to, the proposal.
For additional information about our regulatory capital, refer to pages 112 to 119 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
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

TABLE 32: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,225	$11,225	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			28,615	28,615	27,957	27,957	15,322	15,322	14,454	14,454
Accumulated other comprehensive income (loss)			(2,314)	(2,314)	(2,354)	(2,354)	(2,037)	(2,037)	(2,097)	(2,097)
Treasury stock, at cost			(15,232)	(15,232)	(15,025)	(15,025)	—	—	—	—
Total			22,294	22,294	21,823	21,823	26,618	26,618	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,499)	(8,499)	(8,470)	(8,470)	(8,228)	(8,228)	(8,208)	(8,208)
Other adjustments(1)			(449)	(449)	(382)	(382)	(352)	(352)	(298)	(298)
Common equity tier 1 capital			13,346	13,346	12,971	12,971	18,038	18,038	16,884	16,884
Preferred stock			2,468	2,468	1,976	1,976	—	—	—	—
Tier 1 capital			15,814	15,814	14,947	14,947	18,038	18,038	16,884	16,884
Qualifying subordinated long-term debt			1,868	1,868	1,870	1,870	533	533	536	536
Adjusted allowance for credit losses			—	145	—	150	—	145	—	150
Total capital			$17,682	$17,827	$16,817	$16,967	$18,571	$18,716	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$60,605	$116,656	$61,210	$109,228	$54,476	$114,647	$54,942	$107,067
Operational risk(3)			48,031	NA	43,768	NA	46,915	NA	42,297	NA
Market risk			2,588	2,588	2,475	2,475	2,588	2,588	2,475	2,475
Total risk-weighted assets			$111,224	$119,244	$107,453	$111,703	$103,979	$117,235	$99,714	$109,542

Capital Ratios:	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.0%	11.2%	12.1%	11.6%	17.3%	15.4%	16.9%	15.4%
Tier 1 capital	9.5	9.5	14.2	13.3	13.9	13.4	17.3	15.4	16.9	15.4
Total capital	11.5	11.5	15.9	15.0	15.7	15.2	17.9	16.0	17.5	16.0

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our preliminary SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
NA Not applicable

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital increased $0.38 billion as of June 30, 2024, compared to December 31, 2023, primarily due to net income, partially offset by dividends declared and common share repurchases in the first half of 2024. Our Tier 1 capital increased $0.87 billion as of June 30, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first half of 2024.
Our Tier 2 capital remained flat as of June 30, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach.
Our total capital increased by $0.87 billion and $0.86 billion as of June 30, 2024, compared to December 31, 2023, under the advanced approaches and standardized approach, respectively, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first half of 2024.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the six months ended June 30, 2024 and for the year ended December 31, 2023.

TABLE 33: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,971	$12,971	$14,547	$14,547
Net income	1,174	1,174	1,944	1,944
Changes in treasury stock, at cost	(207)	(207)	(3,689)	(3,689)
Dividends declared	(515)	(515)	(958)	(958)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(29)	(29)	75	75
Accumulated other comprehensive income (loss)(1)	40	40	1,357	1,357
Other adjustments(1)	(88)	(88)	(305)	(305)
Changes in common equity tier 1 capital	375	375	(1,576)	(1,576)
Common equity tier 1 capital balance, end of period	13,346	13,346	12,971	12,971
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,947	14,947	16,523	16,523
Changes in common equity tier 1 capital	375	375	(1,576)	(1,576)
Net issuance (redemption) of preferred stock	492	492	—	—
Changes in tier 1 capital	867	867	(1,576)	(1,576)
Tier 1 capital balance, end of period	15,814	15,814	14,947	14,947
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,870	2,020	1,376	1,496
Net issuance and changes in long-term debt qualifying as tier 2	(2)	(2)	494	494
Changes in adjusted allowance for credit losses	—	(5)	—	30
Changes in tier 2 capital	(2)	(7)	494	524
Tier 2 capital balance, end of period	1,868	2,013	1,870	2,020
Total capital:
Total capital balance, beginning of period	16,817	16,967	17,899	18,019
Changes in tier 1 capital	867	867	(1,576)	(1,576)
Changes in tier 2 capital	(2)	(7)	494	524
Total capital balance, end of period	$17,682	$17,827	$16,817	$16,967

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2024 and for the year ended December 31, 2023.

TABLE 34: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Total risk-weighted assets, beginning of period	$107,453	$111,703	$105,359	$107,227
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	113	(471)	(1,927)	(1,614)
Net increase (decrease) in loans and overdrafts	(533)	1,176	405	1,734
Net increase (decrease) in securitization exposures	245	231	359	339
Net increase (decrease) in repo-style transaction exposures	(606)	1,927	932	1,851
Net increase (decrease) in over-the-counter derivatives exposures(1)	1,411	5,950	25	(311)
Net increase (decrease) in all other(2)	(1,235)	(1,385)	308	1,490
Net increase (decrease) in credit risk-weighted assets	(605)	7,428	102	3,489
Net increase (decrease) in market risk-weighted assets	113	113	987	987
Net increase (decrease) in operational risk-weighted assets	4,263	NA	1,005	NA
Total risk-weighted assets, end of period	$111,224	$119,244	$107,453	$111,703

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of June 30, 2024, total advanced approaches RWA increased $3.77 billion compared to December 31, 2023, mainly due to an increase in operational risk RWA. The increase in operational risk RWA was primarily due to a model recalibration driven largely by an increase in the value of losses.
As of June 30, 2024, total standardized approach RWA increased $7.54 billion compared to December 31, 2023, primarily driven by the expected normalization of RWA. The increase in RWA mainly reflects higher derivatives and repo-style transaction RWA, both driven by increased volumes, and higher loans RWA, driven by new capital call commitments, partially offset by other RWA, such as cash and stable value wrap.
The regulatory capital ratios as of June 30, 2024, presented in Table 32: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2024, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 35: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2024	December 31, 2023
State Street:
Tier 1 capital	$15,814	$14,947
Average assets	306,298	278,659
Less: adjustments for deductions from tier 1 capital and other	(8,948)	(8,852)
Adjusted average assets for tier 1 leverage ratio	297,350	269,807
Additional SLR exposure	40,024	39,291
Adjustments for deductions of qualifying central bank deposits	(85,187)	(69,579)
Total assets for SLR	$252,187	$239,519
Tier 1 leverage ratio(1)	5.3%	5.5%
Supplementary leverage ratio	6.3	6.2

State Street Bank(2):
Tier 1 capital	$18,038	$16,884
Average assets	302,703	275,324
Less: adjustments for deductions from tier 1 capital and other	(8,580)	(8,506)
Adjusted average assets for tier 1 leverage ratio	294,123	266,818
Additional SLR exposure	41,049	39,069
Adjustments for deductions of qualifying central bank deposits	(85,187)	(69,579)
Total assets for SLR	$249,985	$236,308
Tier 1 leverage ratio(1)	6.1%	6.3%
Supplementary leverage ratio	7.2	7.1

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of June 30, 2024:

TABLE 36: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2024
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$34,717	29.1%	$25,637	21.5%
Total leverage exposure	34,717	13.8	23,958	9.5
Long-term debt:
Risk-weighted assets	16,153	13.5	8,347	7.0
Total leverage exposure	16,153	6.4	11,348	4.5
State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2024:

TABLE 37: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 2.801%, or 8.185% effective December 15, 2023	Quarterly: March, June, September and December	494	December 15, 2023
Series I	January 2024	1,500,000	1500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the London Interbank Offered Rate (LIBOR) Act and the contractual terms of the Series G preferred stock.
On January 31, 2024, we issued 1.5 million depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $1.5 billion.
On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D (represented by 30,000,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $25 per depository share), plus all declared and unpaid dividends and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F (represented by 250,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
On July 24, 2024, we issued 850 thousand depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $842 million. Dividends on the Series J Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on December 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 38: PREFERRED STOCK DIVIDENDS

	Three Months Ended June 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,163	21.63	5
Series G	1,338	0.33	6	1,338	0.33	7
Series H	2,145	21.45	11	2,813	28.13	14
Series I	2,513	25.13	38
Total			$55			$37

	Six Months Ended June 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$2,950	$0.74	$22
Series F	2,336	23.36	6	4,254	42.54	11
Series G	2,675	0.67	13	2,675	0.66	13
Series H	4,214	42.14	21	2,813	28.13	14
Series I	2,513	25.13	38
Total			$89			$60
In July 2024, we declared dividends on our series G, H, and I preferred stock of approximately $1,338, $2,036, and $1,675, respectively, per share, or approximately $0.33, $20.36, and $16.75, respectively, per depositary share. These dividends total approximately $7 million, $10 million, and $25 million on our series G, H, and I preferred stock, respectively, which will be paid in September 2024.
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $200 million of our common stock in the second quarter of 2024 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 39: SHARES REPURCHASED
	Three Months Ended June 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.7	$74.52	$200	—	$—	$—
2023 Program	—	—	—	14.8	71.08	1,050

	Six Months Ended June 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	4.0	$74.09	$300	—	$—	$—
2023 Program	—	—	—	28.4	80.93	2,300
State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 40: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$207	$0.63	$203

	Six Months Ended June 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.38	$415	$1.26	$415
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 58 to 60 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and pages 167 to 169 in Note 15 to the consolidated financial statements in the 2023 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $323.81 billion and $279.92 billion as of June 30, 2024 and December 31, 2023, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $339.74 billion and $293.86 billion as collateral for indemnified securities on loan as of June 30, 2024 and December 31, 2023, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $339.74 billion and $293.86 billion, referenced above, $71.47 billion and $59.03 billion was invested in indemnified repurchase agreements as of June 30, 2024 and December 31, 2023, respectively. We or our agents held $76.53 billion and $63.11 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2024 and December 31, 2023, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OTHER MATTERS
Closures of Silicon Valley Bank and Signature Bank and Related FDIC Matters
In March 2023, following the closures of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (FDIA), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank. The FDIC also announced that, as required by the FDIA, any losses to the DIF to support uninsured depositors would be recovered by a special assessment.
In November 2023, the FDIC published in the Federal Register a final rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closure of SVB and Signature Bank. At that time the FDIC determined that the total special assessment for those purposes was $16.3 billion, which is approximately equal to the FDIC’s then current estimate of losses to the DIF attributable to the protection of uninsured depositors at SVB and Signature Bank. In February 2024, and again in June 2024, the FDIC disclosed that its estimate of those losses to the DIF had increased. The FDIC will ultimately determine the exact amount of losses incurred when it terminates the receiverships of these two banks, and the amount of the special assessment will be adjusted as the loss estimates change. For IDIs such as State Street Bank, the special assessment will be applied at a quarterly rate of 3.36 basis points multiplied by the IDI’s estimated uninsured deposits, reported as of December 31, 2022 and adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI. The FDIC will collect the special assessment over eight quarterly assessment periods, although the collection period may change as a result of updates to the estimated loss, subsequent to the original estimate, pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period. The final rule was effective on April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), with a payment date of June 28, 2024.
In the fourth quarter of 2023, we recognized a pre-tax expense within other expenses of approximately $387 million, reflecting State Street Bank’s allocation of the special assessment at that time, consistent with the calculation methodology noted above. In the first quarter of 2024, we recognized an additional pre-tax expense within other expenses of approximately $130 million primarily reflecting the FDIC's February 2024 disclosed increase to its estimate of losses to the DIF. The total expense for the special assessment remains subject to any actions by the FDIC, as described above, to cease collection early, extend the special assessment period, or impose a one-time final shortfall special assessment, including as a result of updates to the estimated losses, subsequent to the original estimate.
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
For more information on our market risk refer to pages 103 to 110 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2024, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Fee revenue:
Servicing fees	$1,239	$1,259	$2,467	$2,476
Management fees	511	461	1,021	918
Foreign exchange trading services	336	303	667	645
Securities finance	108	117	204	226
Software and processing fees	214	221	421	386
Other fee revenue	48	58	98	103
Total fee revenue	2,456	2,419	4,878	4,754
Net interest income:
Interest income	2,998	2,232	5,887	4,259
Interest expense	2,263	1,541	4,436	2,802
Net interest income	735	691	1,451	1,457
Total revenue	3,191	3,110	6,329	6,211
Provision for credit losses	10	(18)	37	26
Expenses:
Compensation and employee benefits	1,099	1,123	2,351	2,415
Information systems and communications	454	405	886	819
Transaction processing services	250	235	498	474
Occupancy	106	103	209	197
Amortization of other intangible assets	60	60	120	120
Other	300	286	718	556
Total expenses	2,269	2,212	4,782	4,581
Income before income tax expense	912	916	1,510	1,604
Income tax expense	201	153	336	292
Net income	$711	$763	$1,174	$1,312
Net income available to common shareholders	$655	$726	$1,073	$1,251
Earnings per common share:
Basic	$2.18	$2.20	$3.56	$3.73
Diluted	2.15	2.17	3.52	3.68
Average common shares outstanding (in thousands):
Basic	300,564	329,383	301,278	335,212
Diluted	304,765	333,540	305,354	339,473
Cash dividends declared per common share	$0.69	$0.63	$1.38	$1.26

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2024	2023
Net income	$711	$763
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $16 and $3, respectively	(8)	28
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $7 and ($38), respectively	27	(96)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $12 and $29, respectively	36	82
Other comprehensive income (loss)	55	14
Total comprehensive income	$766	$777

	Six Months Ended June 30,
(In millions)	2024	2023
Net income	$1,174	$1,312
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $69 and ($9), respectively	(115)	158
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $77 and $54, respectively	225	150
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($29) and $48, respectively	(77)	133
Net unrealized gains on retirement plans, net of related taxes of $3, and $5, respectively	7	12
Other comprehensive income (loss)	40	453
Total comprehensive income (loss)	$1,214	$1,765

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2024	December 31, 2023
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$2,898	$4,047
Interest-bearing deposits with banks	99,876	87,665
Securities purchased under resale agreements	6,340	6,692
Trading account assets	780	773
Investment securities available-for-sale (less allowance for credit losses of $0 and $0)	56,755	44,526
Investment securities held-to-maturity (less allowance for credit losses of $1 and $1) (fair value of $44,916 and $51,503)	51,051	57,117
Loans (less allowance for credit losses on loans of $136 and $135)	39,240	36,496
Premises and equipment (net of accumulated depreciation of $6,318 and $6,062)	2,539	2,399
Accrued interest and fees receivable	4,066	3,806
Goodwill	7,751	7,611
Other intangible assets	1,209	1,320
Other assets	53,098	44,806
Total assets	$325,603	$297,258
Liabilities:
Deposits:
Non-interest-bearing	$34,519	$32,569
Interest-bearing - U.S.	140,983	121,738
Interest-bearing - non-U.S.	63,658	66,663
Total deposits	239,160	220,970
Securities sold under repurchase agreements	2,716	1,867
Other short-term borrowings	13,571	3,660
Accrued expenses and other liabilities	25,657	28,123
Long-term debt	19,737	18,839
Total liabilities	300,841	273,459
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	—	742
Series F, 2,500 shares issued and outstanding	—	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	494	494
Series I, 15,000 shares issued and outstanding	1,481	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 299,231,005 and 301,944,043 shares outstanding	504	504
Surplus	10,721	10,741
Retained earnings	28,615	27,957
Accumulated other comprehensive income (loss)	(2,314)	(2,354)
Treasury stock, at cost (204,648,637 and 201,935,599 shares)	(15,232)	(15,025)
Total shareholders’ equity	24,762	23,799
Total liabilities and shareholders' equity	$325,603	$297,258
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					549				549
Other comprehensive income (loss)						439			439
Cash dividends declared:
Common stock - $0.63 per share					(212)				(212)
Preferred stock					(23)				(23)
Common stock acquired							13,647	(1,262)	(1,262)
Common stock awards exercised				(6)			(1,085)	75	69
Other							1	(1)	(1)
Balance at March 31, 2023	$1,976	503,880	$504	$10,724	$27,342	$(3,272)	167,418	$(12,524)	$24,750
Net income					763				763
Other comprehensive income (loss)						14			14
Cash dividends declared:
Common stock - $0.63 per share					(203)				(203)
Preferred stock					(37)				(37)
Common stock acquired							14,773	$(1,060)	(1,060)
Common stock awards exercised				5			(415)	29	34
Other					(57)		2		(57)
Balance at June 30, 2023	$1,976	503,880	$504	$10,729	$27,808	$(3,258)	181,778	$(13,555)	$24,204

Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)		—	(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433
Net income					711				711
Other comprehensive income						55			55
Cash dividends declared:
Common stock - $0.69 per share					(207)				(207)
Preferred stock					(55)				(55)
Common stock acquired							2,684	(200)	(200)
Common stock awards exercised				(3)			(412)	29	26
Other							2	(1)	(1)
Balance at June 30, 2024	$2,468	503,880	$504	$10,721	$28,615	$(2,314)	204,649	$(15,232)	$24,762

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating Activities:
Net income	$1,174	$1,312
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	17	16
Amortization of other intangible assets	120	120
Other non-cash adjustments for depreciation, amortization and accretion, net	222	348
Provision for credit losses	37	26
Change in trading account assets, net	(7)	(65)
Change in accrued interest and fees receivable, net	(256)	(298)
Change in collateral deposits, net	(7,097)	(3,257)
Change in unrealized (gains) losses on foreign exchange derivatives, net	(4,394)	(991)
Change in other assets, net	717	(691)
Change in accrued expenses and other liabilities, net	820	(360)
Other, net	159	126
Net cash (used in) provided by operating activities	(8,488)	(3,714)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(12,211)	15,545
Net decrease in securities purchased under resale agreements	352	3,547
Proceeds from sales of available-for-sale securities	1,479	694
Proceeds from maturities of available-for-sale securities	8,397	7,494
Purchases of available-for-sale securities	(22,416)	(10,208)
Proceeds from maturities of held-to-maturity securities	6,020	2,957
Purchases of held-to-maturity securities	(5)	(1,577)
Sale of loans	202	390
Net increase in loans	(3,232)	(2,210)
Business acquisitions, net of cash acquired	(194)	—
Purchases of equity investments and other long-term assets	(48)	—
Purchases of premises and equipment, net	(443)	(352)
Other, net	(75)	118
Net cash (used in) provided by investing activities	(22,174)	16,398
Financing Activities:
Net (decrease) increase in time deposits	(3,759)	1,243
Net increase (decrease) in all other deposits	21,951	(14,388)
Net increase in securities sold under repurchase agreements	849	3,117
Net increase in federal funds purchased	8,000	—
Net increase (decrease) in other short-term borrowings	1,911	(2,044)
Proceeds from issuance of long-term debt, net of issuance costs	996	3,235
Payments for long-term debt and obligations under finance leases	(24)	(1,024)
Payments for redemption of preferred stock	(1,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	1,481	—
Repurchases of common stock	(319)	(2,300)
Repurchases of common stock for employee tax withholding	(55)	(71)
Payments for cash dividends	(506)	(492)
Other, net	(12)	—
Net cash provided by (used in) financing activities	29,513	(12,724)
Net decrease in cash and due from banks	(1,149)	(40)
Cash and due from banks at beginning of period	4,047	3,970
Cash and due from banks at end of period	$2,898	$3,930

Supplemental disclosure:
Interest paid	$4,199	$2,742
Income taxes paid, net	248	215

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2023 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2023 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of June 30, 2024 and December 31, 2023, we held such accounts in Russia that were subject to sanctions restrictions, inclusive of $0.7 billion and $1.5 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.3 billion and $1.9 billion, respectively. The reduction in balances with our subcustodian in Russia was a result of various actions taken related to our contractual arrangements that resulted in the derecognition of certain cash balances and related client liabilities. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of June 30, 2024:

Standard	Description	Effective Date	Effects on the financial statements or other significant matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments related to the rate reconciliation and income taxes paid disclosures and require disclosures of (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additional amendments require (1) disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission regulations, and (2) remove disclosures that no longer are considered cost beneficial or relevant.
		Annual reporting for period ending December 31, 2025	We are currently evaluating the disclosure impact of the new standard.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments enhance segment reporting by expanding the breadth and frequency of segment disclosures, including disclosure of (1) significant segment expenses, (2) other segment items, (3) the chief operating decision maker’s title and position and (4) how the chief operating decision maker uses the reported information to assess segment performance and how to allocate resources. The amendments also require these disclosures to be included in interim reporting.
		Annual reporting for period ending December 31, 2024 and for interim reporting in 2025	We are currently evaluating the disclosure impact of the new standard.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of June 30, 2024; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 134 to 139 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$35	$—	$—		$35
Non-U.S. government securities	—	130	—		130
Other	—	615	—		615
Total trading account assets	$35	$745	$—		$780
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$18,589	$—	$—		$18,589
Mortgage-backed securities	—	10,949	—		10,949
Total U.S. Treasury and federal agencies	18,589	10,949	—		29,538
Non-U.S. debt securities:
Mortgage-backed securities	—	2,356	—		2,356
Asset-backed securities	—	2,238	—		2,238
Non-U.S. sovereign, supranational and non-U.S. agency	—	16,161	—		16,161
Other	—	3,044	—		3,044
Total non-U.S. debt securities	—	23,799	—		23,799
Asset-backed securities:
Student loans	—	101	—		101
Collateralized loan obligations	—	2,612	—		2,612
Non-agency CMBS and RMBS(2)	—	136	—		136
Other	—	91	—		91
Total asset-backed securities	—	2,940	—		2,940
State and political subdivisions	—	337	—		337
Other U.S. debt securities	—	141	—		141
Total available-for-sale investment securities	$18,589	$38,166	$—		$56,755
Other assets:
Derivative instruments:
Foreign exchange contracts	$4	$15,747	$3	$(9,886)	$5,868
Interest rate contracts	8	2	—	(3)	7
Total derivative instruments	12	15,749	3	(9,889)	5,875
Other	18	643	—	—	661
Total assets carried at fair value	$18,654	$55,303	$3	$(9,889)	$64,071
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$16,073	$—	$(12,207)	$3,866
Interest rate contracts	—	—	—	—	—
Other derivative contracts	—	169	—	—	169
Total derivative instruments	—	16,242	—	(12,207)	4,035
Total liabilities carried at fair value	$—	$16,242	$—	$(12,207)	$4,035

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.90 billion and $3.22 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2023
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$36	$—	$—		$36
Non-U.S. government securities	—	138	—		138
Other	—	599	—		599
Total trading account assets	$36	$737	$—		$773
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$8,301	$—	$—		$8,301
Mortgage-backed securities	—	10,755	—		10,755
Total U.S. Treasury and federal agencies	8,301	10,755	—		19,056
Non-U.S. debt securities:
Mortgage-backed securities	—	1,857	—		1,857
Asset-backed securities	—	2,137	—		2,137
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,100	—		15,100
Other	—	2,735	—		2,735
Total non-U.S. debt securities	—	21,829	—		21,829
Asset-backed securities:
Student loans	—	114	—		114
Collateralized loan obligations	—	2,527	—		2,527
Non-agency CMBS and RMBS(2)	—	249	—		249
Other	—	90	—		90
Total asset-backed securities	—	2,980	—		2,980
State and political subdivisions	—	355	—		355
Other U.S. debt securities	—	306	—		306
Total available-for-sale investment securities	$8,301	$36,225	$—		$44,526
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$19,690	$4	$(14,387)	$5,307
Interest rate contracts	—	13	—	(13)	—
Total derivative instruments	—	19,703	4	(14,400)	5,307
Other	11	640	—	—	651
Total assets carried at fair value	$8,348	$57,305	$4	$(14,400)	$51,257
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	$1	$19,414	$1	$(11,909)	$7,507
Interest rate contracts	4	—	—	—	4
Other derivative contracts	—	182	—	—	182
Total derivative instruments	5	19,596	1	(11,909)	7,693
Total liabilities carried at fair value	$5	$19,596	$1	$(11,909)	$7,693

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $3.90 billion and $1.41 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2024
Financial Assets:
Cash and due from banks	$2,898	$2,898	$2,898	$—	$—
Interest-bearing deposits with banks	99,876	99,876	—	99,876	—
Securities purchased under resale agreements	6,340	6,340	—	6,340	—
Investment securities held-to-maturity	51,051	44,916	5,968	38,948	—
Net loans(1)	39,240	39,053	—	37,298	1,755
Other(2)	6,746	6,746	—	6,746	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,519	$34,519	$—	$34,519	$—
Interest-bearing - U.S.	140,983	140,983	—	140,983	—
Interest-bearing - non-U.S.	63,658	63,658	—	63,658	—
Securities sold under repurchase agreements	2,716	2,716	—	2,716	—
Other short-term borrowings	13,571	13,571	—	13,571	—
Long-term debt	19,737	19,569	—	19,151	418
Other(2)	6,746	6,746	—	6,746	—

(1) Includes $8 million of loans classified as held-for-sale that were measured at fair value in level 2 as of June 30, 2024.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and due from banks	$4,047	$4,047	$4,047	$—	$—
Interest-bearing deposits with banks	87,665	87,665	—	87,665	—
Securities purchased under resale agreements	6,692	6,692	—	6,692	—
Investment securities held-to-maturity	57,117	51,503	8,409	43,094	—
Net loans	36,496	36,335	—	34,308	2,027
Other(1)	6,866	6,866	—	6,866	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$32,569	$32,569	$—	$32,569	$—
Interest-bearing - U.S.	121,738	121,738	—	121,738	—
Interest-bearing - non-U.S.	66,663	66,663	—	66,663	—
Securities sold under repurchase agreements	1,867	1,867	—	1,867	—
Other short-term borrowings	3,660	3,660	—	3,660	—
Long-term debt	18,839	18,417	—	18,216	201
Other(1)	6,866	6,866	—	6,866	—

(1) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional information on our accounting for investment securities, refer to page 140 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$18,699	$35	$145	$18,589	$8,427	$39	$165	$8,301
Mortgage-backed securities(1)	11,057	22	130	10,949	10,870	49	164	10,755
Total U.S. Treasury and federal agencies	29,756	57	275	29,538	19,297	88	329	19,056
Non-U.S. debt securities:
Mortgage-backed securities	2,355	5	4	2,356	1,861	3	7	1,857
Asset-backed securities(2)	2,235	6	3	2,238	2,148	2	13	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	16,280	11	130	16,161	15,159	73	132	15,100
Other(3)	3,046	23	25	3,044	2,733	39	37	2,735
Total non-U.S. debt securities	23,916	45	162	23,799	21,901	117	189	21,829
Asset-backed securities:
Student loans(4)	99	2	—	101	113	1	—	114
Collateralized loan obligations(5)	2,607	5	—	2,612	2,530	3	6	2,527
Non-agency CMBS and RMBS(6)	137	—	1	136	252	—	3	249
Other	90	1	—	91	90	—	—	90
Total asset-backed securities	2,933	8	1	2,940	2,985	4	9	2,980
State and political subdivisions	340	—	3	337	356	—	1	355
Other U.S. debt securities(7)	145	—	4	141	314	—	8	306
Total available-for-sale securities(8)(9)	$57,090	$110	$445	$56,755	$44,853	$209	$536	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$6,119	$—	$142	$5,977	$8,584	$—	$163	$8,421
Mortgage-backed securities(10)	37,837	1	5,845	31,993	39,472	7	5,271	34,208
Total U.S. Treasury and federal agencies	43,956	1	5,987	37,970	48,056	7	5,434	42,629
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	4,273	—	141	4,132	5,757	8	153	5,612
Total non-U.S. debt securities	4,273	—	141	4,132	5,757	8	153	5,612
Asset-backed securities:
Student loans(4)	2,817	6	31	2,792	3,298	2	62	3,238
Non-agency CMBS and RMBS(11)	5	17	—	22	6	18	—	24
Total asset-backed securities	2,822	23	31	2,814	3,304	20	62	3,262
Total held-to-maturity securities(8)(12)	$51,051	$24	$6,159	$44,916	$57,117	$35	$5,649	$51,503

(1) As of June 30, 2024 and December 31, 2023, the total fair value included $5.03 billion and $5.54 billion, respectively, of agency CMBS and $5.92 billion and $5.21 billion, respectively, of agency MBS.
(2) As of June 30, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $0.99 billion and $1.02 billion, respectively.
(3) As of June 30, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.49 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency CMBS as of both June 30, 2024 and December 31, 2023.
(7) As of June 30, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.14 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended June 30, 2024 and December 31, 2023.
(9) As of both June 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of June 30, 2024 and December 31, 2023, the total amortized cost included $5.20 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of both June 30, 2024 and December 31, 2023.
(12) As of both June 30, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million.
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $85.83 billion and $71.30 billion as of June 30, 2024 and December 31, 2023, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,465	$15	$5,670	$130	$16,135	$145
Mortgage-backed securities	2,021	14	5,469	116	7,490	130
Total U.S. Treasury and federal agencies	12,486	29	11,139	246	23,625	275
Non-U.S. debt securities:
Mortgage-backed securities	454	—	521	4	975	4
Asset-backed securities	178	—	851	3	1,029	3
Non-U.S. sovereign, supranational and non-U.S. agency	7,451	44	5,089	86	12,540	130
Other	378	1	660	24	1,038	25
Total non-U.S. debt securities	8,461	45	7,121	117	15,582	162
Asset-backed securities:
Non-agency CMBS and RMBS	25	—	99	1	124	1
Total asset-backed securities	25	—	99	1	124	1
State and political subdivisions	181	2	156	1	337	3
Other U.S. debt securities	—	—	133	4	133	4
Total	$21,153	$76	$18,648	$369	$39,801	$445

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$333	$2	$5,416	$163	$5,749	$165
Mortgage-backed securities	961	6	6,512	158	7,473	164
Total U.S. Treasury and federal agencies	1,294	8	11,928	321	13,222	329
Non-U.S. debt securities:
Mortgage-backed securities	424	1	719	6	1,143	7
Asset-backed securities	358	—	1,052	13	1,410	13
Non-U.S. sovereign, supranational and non-U.S. agency	3,972	7	5,788	125	9,760	132
Other	50	—	893	37	943	37
Total non-U.S. debt securities	4,804	8	8,452	181	13,256	189
Asset-backed securities:
Collateralized loan obligations	183	—	1,605	6	1,788	6
Non-agency CMBS and RMBS	35	—	180	3	215	3
Total asset-backed securities	218	—	1,785	9	2,003	9
State and political subdivisions	64	—	104	1	168	1
Other U.S. debt securities	3	—	303	8	306	8
Total	$6,383	$16	$22,572	$520	$28,955	$536
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of June 30, 2024. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2024
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,782	$2,780	$12,853	$12,747	$3,064	$3,062	$—	$—	$18,699	$18,589
Mortgage-backed securities	36	35	2,065	2,058	2,971	2,943	5,985	5,913	11,057	10,949
Total U.S. Treasury and federal agencies	2,818	2,815	14,918	14,805	6,035	6,005	5,985	5,913	29,756	29,538
Non-U.S. debt securities:
Mortgage-backed securities	126	126	355	355	49	49	1,825	1,826	2,355	2,356
Asset-backed securities	294	293	540	540	977	978	424	427	2,235	2,238
Non-U.S. sovereign, supranational and non-U.S. agency	3,641	3,626	11,156	11,063	1,483	1,472	—	—	16,280	16,161
Other	347	346	2,564	2,560	135	138	—	—	3,046	3,044
Total non-U.S. debt securities	4,408	4,391	14,615	14,518	2,644	2,637	2,249	2,253	23,916	23,799
Asset-backed securities:
Student loans	27	28	—	—	13	13	59	60	99	101
Collateralized loan obligations	22	22	154	155	1,506	1,508	925	927	2,607	2,612
Non-agency CMBS and RMBS	—	—	—	—	—	—	137	136	137	136
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	49	50	244	246	1,519	1,521	1,121	1,123	2,933	2,940
State and political subdivisions	107	107	110	108	123	122	—	—	340	337
Other U.S. debt securities	95	95	50	46	—	—	—	—	145	141
Total	$7,477	$7,458	$29,937	$29,723	$10,321	$10,285	$9,355	$9,289	$57,090	$56,755
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,803	$2,762	$3,284	$3,184	$24	$23	$8	$8	$6,119	$5,977
Mortgage-backed securities	134	120	994	907	4,051	3,415	32,658	27,551	37,837	31,993
Total U.S. Treasury and federal agencies	2,937	2,882	4,278	4,091	4,075	3,438	32,666	27,559	43,956	37,970
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,139	1,123	2,830	2,725	304	284	—	—	4,273	4,132
Total non-U.S. debt securities	1,139	1,123	2,830	2,725	304	284	—	—	4,273	4,132
Asset-backed securities:
Student loans	179	176	307	305	451	450	1,880	1,861	2,817	2,792
Non-agency CMBS and RMBS	1	7	—	—	—	—	4	15	5	22
Total asset-backed securities	180	183	307	305	451	450	1,884	1,876	2,822	2,814
Total	$4,256	$4,188	$7,415	$7,121	$4,830	$4,172	$34,550	$29,435	$51,051	$44,916

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
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to page 145 to 146 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of June 30, 2024, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both June 30, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. In the second quarter of 2024, we recorded no provision for credit losses and no charge-offs on HTM securities.
As of both June 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities. In the second quarter of 2024, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $6.60 billion related to 1,776 securities as of June 30, 2024 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations in loan form, overdrafts and other loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund Finance(2)	$13,808	$13,697
Leveraged loans	2,357	2,412
Overdrafts	1,791	1,225
Collateralized loan obligations in loan form	190	150
Other(3)	2,376	2,512
Commercial real estate	2,858	3,069
Total domestic	$23,380	$23,065
Foreign(1):
Commercial and financial:
Fund Finance(2)	$5,630	$4,956
Leveraged loans	1,111	1,194
Overdrafts	1,875	1,047
Collateralized loan obligations in loan form	7,380	6,369
Total foreign	15,996	13,566
Total loans(4)	39,376	36,631
Allowance for credit losses	(136)	(135)
Loans, net of allowance	$39,240	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.20 billion private equity capital call finance loans, $6.73 billion loans to real money funds and $1.37 billion loans to business development companies as of June 30, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.12 billion securities finance loans, $250 million loans to municipalities and $2 million other loans as of June 30, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of June 30, 2024, excluding overdrafts, floating rate loans totaled $32.90 billion and fixed rate loans totaled $2.80 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2024 and December 31, 2023, the loans pledged as collateral totaled $12.91 billion and $13.00 billion, respectively.
As of June 30, 2024 and December 31, 2023, we had two loans totaling $193 million and three loans totaling $70 million, respectively, on non-accrual status.
In second quarter of 2024, we purchased $1.07 billion of collateralized loan obligations in loan form, which were all investment grade as of June 30, 2024.
We sold $151 million of loans in the second quarter of 2024, of which $8 million remained unsettled and was held-for-sale and carried at the lower of cost or market as of June 30, 2024. We recorded a charge-off against the allowance for these loans of $7 million in the second quarter of 2024.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of June 30, 2024, we had two loans totaling $29 million in the commercial and financial segment and four loans totaling $325 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of June 30, 2024, $59 million of our allowance for credit losses related to these loans.
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
For additional information on the allowance for credit losses, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of June 30, 2024.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 89% of our loans were rated as investment grade as of June 30, 2024 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 10% of our loans as of June 30, 2024, and are concentrated in leveraged loans. Approximately 92% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of June 30, 2024.
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
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

June 30, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$32,734	$2,116	$34,850
Speculative	3,529	355	3,884
Special mention	215	62	277
Substandard	32	132	164
Doubtful	—	193	193
Total(1)(2)	$36,510	$2,858	$39,368

December 31, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$29,737	$2,287	$32,024
Speculative	3,546	449	3,995
Special mention	242	62	304
Substandard	14	224	238
Doubtful	23	47	70
Total(1)	$33,562	$3,069	$36,631

(1) Loans include $3.67 billion and $2.27 billion of overdrafts as of June 30, 2024 and December 31, 2023, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of June 30, 2024, $3.52 billion overdrafts were investment grade and $0.14 billion overdrafts were speculative.
(2) Total does not include $8 million of loans classified as held-for-sale as of June 30, 2024.
For additional information about credit quality, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of June 30, 2024. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,731	$223	$100	$163	$6	$234	$15,529	$17,986
Speculative	1,199	214	131	473	51	242	79	2,389
Special mention	20	25	—	76	—	—	—	121
Substandard	3	—	—	15	—	—	—	18
Doubtful	—	—	—	—	—	—	—	—
Total commercial and financing	$2,953	$462	$231	$727	$57	$476	$15,608	$20,514
Commercial real estate:
Risk Rating:
Investment grade	$41	$196	$500	$278	$128	$972	$—	$2,115
Speculative	—	20	20	69	100	146	—	355
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	132	—	132
Doubtful	—	—	—	—	—	193	—	193
Total commercial real estate	$41	$216	$520	$347	$228	$1,505	$—	$2,857
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,243	$1,907	$1,572	$2,493	$—	$—	$5,534	$14,749
Speculative	400	203	83	309	48	45	52	1,140
Special mention	—	—	—	94	—	—	—	94
Substandard	—	—	—	—	—	14	—	14
Total commercial and financing	$3,643	$2,110	$1,655	$2,896	$48	$59	$5,586	$15,997

Total loans(2)	$6,637	$2,788	$2,406	$3,970	$333	$2,040	$21,194	$39,368

(1) Any reserve associated with accrued interest is not material. As of June 30, 2024, accrued interest receivable of $297 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $8 million of loans classified as held-for-sale as of June 30, 2024.
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2023:

(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,399	$120	$199	$8	$272	$5	$15,476	$17,479
Speculative	615	285	747	149	291	141	81	2,309
Special mention	—	4	164	—	16	—	—	184
Substandard	5	—	18	—	—	—	—	23
Total commercial and financing	$2,019	$409	$1,128	$157	$579	$146	$15,557	$19,995
Commercial real estate:
Risk Rating:
Investment grade	$216	$500	$498	$100	$375	$598	$—	$2,287
Speculative	—	20	31	50	49	299	—	449
Special mention	—	—	—	—	22	40	—	62
Substandard	—	—	—	—	95	129	—	224
Doubtful	—	—	—	—	—	47	—	47
Total commercial real estate	$216	$520	$529	$150	$541	$1,113	$—	$3,069
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,943	$1,956	$2,518	$—	$—	$—	$4,841	$12,258
Speculative	394	135	481	88	109	18	12	1,237
Special mention	—	—	29	29	—	—	—	58
Substandard	—	—	—	—	—	14	—	14
Total commercial and financing	$3,337	$2,091	$3,028	$117	$109	$32	$4,853	$13,567

Total loans	$5,572	$3,020	$4,685	$424	$1,229	$1,291	$20,410	$36,631

(1) Any reserve associated with accrued interest is not material. As of December 31, 2023, accrued interest receivable of $318 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended June 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$71	$4	$60	$1	$10	$146
Charge-offs	(11)	—	—	—	—	(11)
Provision	(4)	—	16	—	(2)	10
Ending balance	$56	$4	$76	$1	$8	$145

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Six Months Ended June 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	$150
Charge-offs	(17)	—	(25)	—	—	(42)
Provision	1	1	41	—	(6)	37
Ending balance	$56	$4	$76	$1	$8	$145

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
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
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the second quarter of 2024, we recorded a $10 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans, which was partially offset by an improved economic outlook. This compared with an $18 million reserve release recorded in the same period of 2023.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2022	$7,232	$263	$7,495
Acquisitions	44	—	44
Foreign currency translation	70	2	72
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions(1)	193	—	193
Foreign currency translation	(52)	(1)	(53)
Ending balance June 30, 2024	$7,487	$264	$7,751

(1) Investment Servicing includes the impact of the consolidation of our second operations joint ventures in India.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2022	$1,495	$49	$1,544
Amortization	(217)	(22)	(239)
Foreign currency translation	15	—	15
Ending balance December 31, 2023	1,293	27	1,320
Acquisitions	7	13	20
Amortization	(109)	(11)	(120)
Foreign currency translation	(11)	—	(11)
Ending balance June 30, 2024	$1,180	$29	$1,209
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,734	$(1,868)	$866
Technology	404	(235)	169
Core deposits	684	(528)	156
Other	98	(80)	18
Total	$3,920	$(2,711)	$1,209

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,761	$(1,808)	$953
Technology	402	(216)	186
Core deposits	690	(516)	174
Other	85	(78)	7
Total	$3,938	$(2,618)	$1,320
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Securities borrowed(1)	$31,302	$23,131
Derivative instruments, net	5,875	5,307
Bank-owned life insurance	3,794	3,742
Investments in joint ventures and other unconsolidated entities(2)	3,043	2,981
Collateral, net	2,594	2,983
Deferred tax assets, net of valuation allowance(3)	960	1,034
Right-of-use assets	836	805
Prepaid expenses	788	598
Receivable for securities settlement	685	1,082
Accounts receivable	452	611
Income taxes receivable	209	246
Deposits with clearing organizations	63	58
Other(4)	2,497	2,228
Total	$53,098	$44,806

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $196 million and $183 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.32 billion and $1.15 billion as of June 30, 2024 and December 31, 2023, respectively.
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to pages 155 and 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 155 and 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt and AFS securities. We use interest rate and foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates and foreign exchange rates, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2024, is approximately $167 million. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$34,584	$12,668
Foreign exchange contracts:
Forward, swap and spot	2,892,484	2,528,115
Options purchased	690	851
Options written	225	544
Futures	207	197
Other:
Futures	150	125
Stable value contracts(1)	28,344	28,704
Deferred value awards(2)	314	289
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	28,366	20,333
Foreign exchange contracts:
Forward and swap	9,745	9,777

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 156 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,698	$19,498	$16,050	$19,153
Other derivative contracts	—	—	169	182
Total	$15,698	$19,498	$16,219	$19,335

Derivatives designated as hedging instruments:
Foreign exchange contracts	$56	$196	$23	$263
Interest rate contracts	10	13	—	4
Total	$66	$209	$23	$267

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$208	$191	$415	$423
Foreign exchange contracts	Interest expense	64	(22)	113	(16)
Interest rate contracts	Foreign exchange trading services revenue	2	—	9	1
Other derivative contracts	Other fee revenue	(1)	—	(3)	—
Other derivative contracts	Compensation and employee benefits	(23)	(24)	(72)	(78)
Total		$250	$145	$462	$330
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,468	$(376)	$128
Available-for-sale securities(2)(3)	18,374	(546)	1

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,463	$(340)	$156
Available-for-sale securities(2)(3)	11,260	(503)	3

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At June 30, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $649 million and $685 million, respectively, of which $400 million was designated under the portfolio layer hedging relationship for both periods. At June 30, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was ($11) million and ($6) million, respectively.
(3) Carrying amount represents amortized cost.
As of June 30, 2024 and December 31, 2023, the total notional amount of the interest rate swaps of fair value hedges was $26.75 billion and $19.43 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2024	2023			2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(59)	$156	Available-for-sale securities(1)	Net interest income	$59	$(156)
Interest rate contracts	Net interest income	24	(84)	Long-term debt	Net interest income	(24)	84
Foreign exchange contracts	Other fee revenue	5	—	Available-for-sale securities(1)	Other fee revenue	(5)	—
Total		$(30)	$72			$30	$(72)

		Six Months Ended June 30,				Six Months Ended June 30,
		2024	2023			2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$43	43	Available-for-sale securities(2)	Net interest income	$(42)	$(43)
Interest rate contracts	Net interest income	(36)	25	Long-term debt	Net interest income	36	(25)
Foreign exchange contracts	Other fee revenue	5	—	Available-for-sale securities(1)	Other fee revenue	(5)
Total		$12	$68			$(11)	$(68)

(1) In the three months ended June 30, 2024, approximately $43 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $115 million of net unrealized gains in the same period of 2023.
(2) In the six months ended June 30, 2024, approximately $32 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI compared to $34 million of net unrealized gains in the same period of 2023.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2024	2023
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(7)	$(6)	Net interest income	$(55)	$(52)
Foreign exchange contracts	—	65	Net interest income	—	—
Total derivatives designated as cash flow hedges	$(7)	$59		$(55)	$(52)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$58	$(8)	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	58	(8)		—	—
Total	$51	$51		$(55)	$(52)

	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts	$(21)	$(3)	Net interest income	$(110)	$(103)
Foreign exchange contracts	59	82	Net interest income	254	1
Total derivatives designated as cash flow hedges	$38	$79		$144	$(102)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$243	$(49)		$—	$—
Total derivatives designated as net investment hedges	243	(49)		—	—
Total	$281	$30		$144	$(102)

(1) As of June 30, 2024, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivatives instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of June 30, 2024 totaled approximately $3.81 billion, against which we provided $2.90 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of June 30, 2024, the maximum additional collateral we would be required to post to our counterparties is approximately $0.91 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 159 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
As of June 30, 2024 and December 31, 2023, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $10.01 billion and $10.67 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $2.28 billion and
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$6.41 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,754	$(8,986)	$6,768	$—	$6,768
Interest rate contracts(6)	10	—	10	—	10
Cash collateral and securities netting	NA	(903)	(903)	(478)	(1,381)
Total derivatives	15,764	(9,889)	5,875	(478)	5,397
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	252,407	(214,765)	37,642	(36,214)	1,428
Total derivatives and other financial instruments	$268,171	$(224,654)	$43,517	$(36,692)	$6,825

Assets:	December 31, 2023
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,694	$(10,496)	$9,198	$—	$9,198
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(3,904)	(3,904)	(1,069)	(4,973)
Total derivatives	19,707	(14,400)	5,307	(1,069)	4,238
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	230,384	(200,561)	29,823	(28,016)	1,807
Total derivatives and other financial instruments	$250,091	$(214,961)	$35,130	$(29,085)	$6,045

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
(7) Included in the $37.64 billion as of June 30, 2024 were $6.34 billion of resale agreements and $31.30 billion of collateral provided related to securities borrowing. Included in the $29.82 billion as of December 31, 2023 were $6.69 billion of resale agreements and $23.13 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,073	$(8,986)	$7,087	$—	$7,087
Other derivative contracts	169	—	169	—	169
Cash collateral and securities netting	NA	(3,221)	(3,221)	(1,040)	(4,261)
Total derivatives	16,242	(12,207)	4,035	(1,040)	2,995
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	230,509	(214,765)	15,744	(15,111)	633
Total derivatives and other financial instruments	$246,751	$(226,972)	$19,779	$(16,151)	$3,628
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities:	December 31, 2023
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,416	$(10,496)	$8,920	$—	$8,920
Interest rate contracts(6)	4	—	4	—	4
Other derivative contracts	182	—	182	—	182
Cash collateral and securities netting	NA	(1,413)	(1,413)	(633)	(2,046)
Total derivatives	19,602	(11,909)	7,693	(633)	7,060
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	214,362	(200,561)	13,801	(13,306)	495
Total derivatives and other financial instruments	$233,964	$(212,470)	$21,494	$(13,939)	$7,555

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
(7) Included in the $15.74 billion as of June 30, 2024 were $2.72 billion of repurchase agreements and $13.02 billion of collateral received related to securities lending transactions. Included in the $13.80 billion as of December 31, 2023 were $1.87 billion of repurchase agreements and $11.93 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of June 30, 2024					As of December 31, 2023
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$207,768	$790	$231	$1,833	$210,622	$196,212	$—	$185	$1,360	$197,757
Total	207,768	790	231	1,833	210,622	196,212	—	185	1,360	197,757
Securities lending transactions:
US Treasury and agency securities	1	—	—	—	1	6	—	—	—	6
Corporate debt securities	215	—	2	—	217	278	—	3	—	281
Equity securities	9,688	15	5	3,215	12,923	7,128	20	13	2,291	9,452
Other(1)	6,746	—	—	—	6,746	6,866	—	—	—	6,866
Total	16,650	15	7	3,215	19,887	14,278	20	16	2,291	16,605
Gross amount of recognized liabilities for repurchase agreements and securities lending	$224,418	$805	$238	$5,048	$230,509	$210,490	$20	$201	$3,651	$214,362

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 162 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Commitments:
Unfunded credit facilities	$33,393	$34,197
Guarantees(1):
Indemnified securities financing	$323,808	$279,916
Standby letters of credit	1,269	1,510

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 77% of our unfunded commitments to extend credit expire within one year as of June 30, 2024, compared to approximately 75% as of December 31, 2023.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 162 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
Fair value of indemnified securities financing	$323,808	$279,916
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	339,737	293,855
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	71,467	59,028
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	76,525	63,105
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2024 and December 31, 2023, we had approximately $31.30 billion and $23.13 billion, respectively, of collateral provided and approximately $13.02 billion and $11.93 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both June 30, 2024 and December 31, 2023, we did not record any liabilities under these arrangements.
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
As of June 30, 2024, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $14 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2024, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Piercy, et al. v. AT&T Inc., et al.; Schloss, et al. v. AT&T Inc., et al.
In March 2024, two putative class action complaints were filed by participants in the AT&T Pension Benefit Plan alleging violations of ERISA’s fiduciary and prohibited transaction rules against State Street Global Advisors Trust Company, AT&T, Inc., AT&T Services, Inc., and others.
German Tax Matter
In connection with a routine audit including the period 2013-2015, German tax authorities have questioned whether State Street should have withheld and be secondarily liable for certain taxes on dividends paid on securities of German issuers held as collateral over dividend record dates in client lending transactions with counterparties outside of Germany.
OFAC Matter
In June 2024, State Street entered into a settlement agreement with the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to resolve its investigation into apparent violations of OFAC’s Ukraine-/Russia-Related Sanctions Regulations. In connection with the settlement, we paid a civil monetary penalty of $7.45 million and made certain compliance commitments.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $236 million and $237 million as of June 30, 2024 and December 31, 2023, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2015. Management believes that we have sufficiently accrued liabilities as of June 30, 2024 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 165 to 166 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2023 Form 10-K.
Interests in Investment Funds
As of both June 30, 2024 and December 31, 2023, we had no consolidated funds. As of both June 30, 2024 and December 31, 2023, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $19 million and $18 million as of June 30, 2024 and December 31, 2023, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of June 30, 2024 and December 31, 2023, our potential maximum loss exposure related to these unconsolidated entities totaled $1.22 billion and $1.33 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
We account for our low-income housing tax credit investments (LIHTC) under the proportional amortization method. Effective January 1, 2023, we also elected to account for our investments in production tax credit investments under the proportional amortization method of accounting. Under the proportional amortization method, the initial cost of the investment is amortized based on a percentage of the actual income tax credits and other income tax benefits allocated in the current period versus the total estimated income tax credits and other income tax benefits expected to be received over the life of the investment. The net benefit, representing the difference between amortization of the investment balance, recognition of the income tax credits and recognition of other income tax benefits from the investment is recognized as a component of income tax expense.
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2024, we had investments in LIHTC and production tax credit investments of $757 million and $325 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $46 million at June 30, 2024. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to the LIHTC investments were $113 million at June 30, 2024. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2038.
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Income (loss) recorded on investments within other fee revenue	$8	$12
Income recorded in total revenue	8	12
Tax credits and benefits recognized in income tax expense	71	127
Proportional amortization recognized in income tax expense	(55)	(99)
Net benefits included in income tax expense	16	28
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income	$24	$40
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2024:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series H	September 2018	500,000	500	1/100th	100,000	1,000	Floating rate equal to the three-month CME term SOFR plus 2.801%, or 8.185% effective December 15, 2023	Semi-annually	494	December 15, 2023
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that begins on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
On January 31, 2024, we issued 1.5 million depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $1.5 billion.
On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D (represented by 30,000,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $25 per depository share), plus all declared and unpaid dividends and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F (represented by 250,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depositary share) plus all declared and unpaid dividends.
On July 24, 2024, we issued 850 thousand depositary shares, each representing 1/100th ownership interest in shares of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $842 million. Dividends on the Series J Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on December 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,163	21.63	5
Series G	1,338	0.33	6	1,338	0.33	7
Series H	2,145	21.45	11	2,813	28.13	14
Series I	2,513	25.13	38	—	—	—
Total			$55			$37

	Six Months Ended June 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$2,950	$0.74	$22
Series F	2,336	23.36	6	4,254	42.54	11
Series G	2,675	0.67	13	2,675	0.66	13
Series H	4,214	42.14	21	2,813	28.13	14
Series I	2,513	25.13	38	—	—	—
Total			$89			$60
In July 2024, we declared dividends on our series G, H, and I preferred stock of approximately $1,338, $2,036, and $1,675, respectively, per share, or approximately $0.33, $20.36, and $16.75, respectively, per depositary share. These dividends total approximately $7 million, $10 million, and $25 million on our series G, H, and I preferred stock, respectively, which will be paid in September 2024.
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $200 million of our common stock in the second quarter of 2024 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended June 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.7	$74.52	$200	—	$—	$—
2023 Program	—	—	—	14.8	71.08	1,050

	Six Months Ended June 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	4.0	$74.09	$300	—	$—	$—
2023 Program	—	—	—	28.4	80.93	2,300

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.69	$207	$0.63	$203

	Six Months Ended June 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.38	$415	$1.26	$415
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	58	44	—	207	(49)	260
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	75	106	12	—	—	193
Other comprehensive income (loss)	133	150	12	207	(49)	453
Balance as of June 30, 2023	$(226)	$(1,667)	$(131)	$(1,544)	$310	$(3,258)
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	30	(45)	6	(358)	243	(124)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(107)	270	1	—	—	164
Other comprehensive income (loss)	(77)	225	7	(358)	243	40
Balance as of June 30, 2024	$(208)	$(722)	$(138)	$(1,758)	$512	$(2,314)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($454) million and ($530) million as of June 30, 2024 and December 31, 2023, respectively, related to AFS investment securities previously transferred to HTM.
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2024	2023
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $15 and $20, respectively	$42	$54	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $14 and $14, respectively	40	38	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$82	$92

	Six Months Ended June 30,
	2024	2023
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $98 and $39, respectively	$270	$106	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of ($38) and $27, respectively	(107)	75	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $0 and $5, respectively	1	12	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$164	$193
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 169 to 170 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
As of June 30, 2024, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of June 30, 2024, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2024 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches June 30, 2024	Basel III Standardized Approach June 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,225	$11,225	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			28,615	28,615	27,957	27,957	15,322	15,322	14,454	14,454
Accumulated other comprehensive income (loss)			(2,314)	(2,314)	(2,354)	(2,354)	(2,037)	(2,037)	(2,097)	(2,097)
Treasury stock, at cost			(15,232)	(15,232)	(15,025)	(15,025)	—	—	—	—
Total			22,294	22,294	21,823	21,823	26,618	26,618	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,499)	(8,499)	(8,470)	(8,470)	(8,228)	(8,228)	(8,208)	(8,208)
Other adjustments(1)			(449)	(449)	(382)	(382)	(352)	(352)	(298)	(298)
Common equity tier 1 capital			13,346	13,346	12,971	12,971	18,038	18,038	16,884	16,884
Preferred stock			2,468	2,468	1,976	1,976	—	—	—	—
Tier 1 capital			15,814	15,814	14,947	14,947	18,038	18,038	16,884	16,884
Qualifying subordinated long-term debt			1,868	1,868	1,870	1,870	533	533	536	536
Allowance for credit losses			—	145	—	150	—	145	—	150
Total capital			$17,682	$17,827	$16,817	$16,967	$18,571	$18,716	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$60,605	$116,656	$61,210	$109,228	$54,476	$114,647	$54,942	$107,067
Operational risk(3)			48,031	NA	43,768	NA	46,915	NA	42,297	NA
Market risk			2,588	2,588	2,475	2,475	2,588	2,588	2,475	2,475
Total risk-weighted assets			$111,224	$119,244	$107,453	$111,703	$103,979	$117,235	$99,714	$109,542

Adjusted quarterly average assets			$297,350	$297,350	$269,807	$269,807	$294,123	$294,123	$266,818	$266,818

Capital Ratios:	2024 Minimum Requirements(4)	2023 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.0%	11.2%	12.1%	11.6%	17.3%	15.4%	16.9%	15.4%
Tier 1 capital	9.5	9.5	14.2	13.3	13.9	13.4	17.3	15.4	16.9	15.4
Total capital	11.5	11.5	15.9	15.0	15.7	15.2	17.9	16.0	17.5	16.0
Tier 1 leverage(5)	4.0	4.0	5.3	5.3	5.5	5.5	6.1	6.1	6.3	6.3

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our preliminary SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest income:
Interest-bearing deposits with banks	$929	$696	$1,927	$1,338
Investment securities:
Investment securities available-for-sale	672	408	1,244	755
Investment securities held-to-maturity	277	320	571	640
Total investment securities	949	728	1,815	1,395
Securities purchased under resale agreements	166	81	333	157
Loans	563	442	1,109	839
Other interest-earning assets	391	285	703	530
Total interest income	2,998	2,232	5,887	4,259
Interest expense:
Interest-bearing deposits	1,637	1,193	3,277	2,147
Securities sold under repurchase agreements	43	13	82	22
Short-term borrowings	167	20	268	32
Long-term debt	267	209	525	393
Other interest-bearing liabilities	149	106	284	208
Total interest expense	2,263	1,541	4,436	2,802
Net interest income	$735	$691	$1,451	$1,457
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Professional services	$111	$110	$221	$216
Sales advertising and public relations	34	30	59	53
Securities processing	19	15	27	25
Bank operations	14	13	22	24
Regulatory fees and assessments(1)	9	18	150	44
Donations	1	7	26	14
Other	112	93	213	180
Total other expenses	$300	$286	$718	$556

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of Silicon Valley Bank and Signature Bank.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and Other Adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	$53	$3	$56
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and Other Adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	$151	$1	$152
State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to page 177 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income	$711	$763	$1,174	$1,312
Less:
Preferred stock dividends	(55)	(37)	(100)	(60)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—	(1)	(1)
Net income available to common shareholders	$655	$726	$1,073	$1,251
Average common shares outstanding (In thousands):
Basic average common shares	300,564	329,383	301,278	335,212
Effect of dilutive securities: equity-based awards	4,201	4,157	4,076	4,261
Diluted average common shares	304,765	333,540	305,354	339,473
Anti-dilutive securities(2)	948	2,282	1,151	1,380
Earnings per common share:
Basic	$2.18	$2.20	$3.56	$3.73
Diluted(3)	2.15	2.17	3.52	3.68

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
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 171 to 173 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 17. Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 177 to 179 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, and for the six months ended June 30, 2024, are primarily related to the expenses associated with the FDIC special assessment to recover estimated losses to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closure of SVB and Signature Bank.

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Servicing fees	$1,239	$1,259	$—	$—	$—	$—	$1,239	$1,259
Management fees	—	—	511	461	—	—	511	461
Foreign exchange trading services	304	276	32	27	—	—	336	303
Securities finance	101	109	7	8	—	—	108	117
Software and processing fees	214	221	—	—	—	—	214	221
Other fee revenue	36	55	12	3	—	—	48	58
Total fee revenue	1,894	1,920	562	499	—	—	2,456	2,419
Net interest income	730	687	5	4	—	—	735	691
Total revenue	2,624	2,607	567	503	—	—	3,191	3,110
Provision for credit losses	10	(18)	—	—	—	—	10	(18)
Total expenses	1,880	1,850	388	361	1	1	2,269	2,212
Income before income tax expense	$734	$775	$179	$142	$(1)	$(1)	$912	$916
Pre-tax margin	28%	30%	32%	28%			29%	29%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Servicing fees	$2,467	$2,476	$—	$—	$—	$—	$2,467	$2,476
Management fees	—	—	1,021	918	—	—	1,021	918
Foreign exchange trading services	612	597	55	48	—	—	667	645
Securities finance	191	212	13	14	—	—	204	226
Software and processing fees (1)	421	386	—	—	—	—	421	386
Other fee revenue	79	83	19	20	—	—	98	103
Total fee revenue	3,770	3,754	1,108	1,000	—	—	4,878	4,754
Net interest income	1,441	1,449	10	8	—	—	1,451	1,457
Total other income	—	—	—	—	—	—	—	—
Total revenue	5,211	5,203	1,118	1,008	—	—	6,329	6,211
Provision for credit losses	37	26	—	—	—	—	37	26
Total expenses	3,843	3,828	808	747	131	6	4,782	4,581
Income before income tax expense	$1,331	$1,349	$310	$261	$(131)	$(6)	1,510	$1,604
Pre-tax margin	26%	26%	28%	26%			24%	26%
State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 179 to 182 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
Revenue by category
In the following tables, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2024
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,239	$—	$1,239	$—	$—	$—	$1,239
Management fees	—	—	—	511	—	511	511
Foreign exchange trading services	95	209	304	32	—	32	336
Securities finance	46	55	101	—	7	7	108
Software and processing fees	162	52	214	—	—	—	214
Other fee revenue	—	36	36	—	12	12	48
Total fee revenue	1,542	352	1,894	543	19	562	2,456
Net interest income	—	730	730	—	5	5	735
Total revenue	$1,542	$1,082	$2,624	$543	$24	$567	$3,191

	Six Months Ended June 30, 2024
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$2,467	$—	$2,467	$—	$—	$—	$2,467
Management fees	—	—	—	1,021	—	1,021	1,021
Foreign exchange trading services	190	422	612	55	—	55	667
Securities finance	94	97	191	—	13	13	204
Software and processing fees	318	103	421	—	—	—	421
Other fee revenue	—	79	79	—	19	19	98
Total fee revenue	3,069	701	3,770	1,076	32	1,108	4,878
Net interest income	—	1,441	1,441	—	10	10	1,451
Total revenue	$3,069	$2,142	$5,211	$1,076	$42	$1,118	$6,329

	Three Months Ended June 30, 2023
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$1,259	$—	$1,259	$—	$—	$—	$1,259
Management fees	—	—	—	461	—	461	461
Foreign exchange trading services	86	190	276	27	—	27	303
Securities finance	61	48	109	—	8	8	117
Software and processing fees	174	47	221	—	—	—	221
Other fee revenue	—	55	55	—	3	3	58
Total fee revenue	1,580	340	1,920	488	11	499	2,419
Net interest income	—	687	687	—	4	4	691
Total revenue	$1,580	$1,027	$2,607	$488	$15	$503	$3,110

	Six Months Ended June 30, 2023
	Investment Servicing			Investment Management			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$2,476	$—	$2,476	$—	$—	$—	$2,476
Management fees	—	—	—	918	—	918	918
Foreign exchange trading services	176	421	597	48	—	48	645
Securities finance	124	88	212	—	14	14	226
Software and processing fees	294	92	386	—	—	—	386
Other fee revenue	—	83	83	—	20	20	103
Total fee revenue	3,070	684	3,754	966	34	1,000	4,754
Net interest income	—	1,449	1,449	—	8	8	1,457
Total revenue	$3,070	$2,133	$5,203	$966	$42	$1,008	$6,211
State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract balances and contract costs
As of June 30, 2024 and December 31, 2023, net receivables of $2.93 billion and $2.72 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $149 million and $133 million of deferred revenue as of June 30, 2024 and December 31, 2023, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended June 30, 2024, we recognized revenue of $64 million relating to deferred revenue of $135 million as of March 31, 2024. In the six months ended June 30, 2024, we recognized revenue of $100 million relating to deferred revenue of $133 million as of December 31, 2023.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2024, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.71 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,388	$1,803	$3,191	$1,400	$1,710	$3,110
Income before income tax expense	351	561	912	433	483	916

	Six Months Ended June 30,
	2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$2,732	$3,597	$6,329	$2,696	$3,515	$6,211
Income before income tax expense	642	868	1,510	692	912	1,604

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the three and six months ended June 30, 2024, compared to approximately 26% in both the three and six months ended June 30, 2023.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and six months ended June 30, 2024, compared to approximately 47% and 46% in the three and six months ended June 30, 2023, respectively.
Non-U.S. assets were $80.95 billion and $76.49 billion as of June 30, 2024 and 2023, respectively.

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 20.    Subsequent Events
On July 24, 2024, we issued 850 thousand depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $842 million. Dividends on the Series J Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on December 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
State Street Corporation | 88

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2024, the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and six-month periods ended June 30, 2024 and 2023, cash flows for the six-month periods ended June 30, 2024 and 2023, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
August 1, 2024

State Street Corporation | 89

ACRONYMS

ABS	Asset-backed securities	HQLA(1)	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured Depository Institution
AUC/A	Assets under custody and/or administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LTD	Long-term debt
bps	Basis points	MBS	Mortgage-backed securities
CAD	Canadian Dollar	NII	Net interest income
CCB	Capital Conservation Buffer	NIM	Net interest margin
CMBS	Commercial Mortgage backed Security	NSFR(1)	Net stable funding ratio
CRD	Charles River Development	PCAOB	Public Company Accounting Oversight Board
CET1(1)	Common equity tier 1	RMBS	Residential mortgage-backed securities
CVA	Credit valuation adjustment	RWA(1)	Risk-weighted assets
DIF	Deposit Insurance Fund	SaaS	Software as a service
ECB	European Central Bank	SCB	Stress Capital Buffer
ETF	Exchange-Traded Fund	SEC	Securities and Exchange Commission
EUR	Euro	SLR(1)	Supplementary leverage ratio
EURIBOR	Euro Interbank Offered Rate	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	USD	U.S. Dollar
GBP	British Pound Sterling	VaR	Value-at-Risk
G-SIB	Global systemically important bank

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 90

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

Collateralized loan obligations: A loan or security backed by a pool of debt, primarily senior secured leveraged loans. Collateralized loan obligations are similar to collateralized mortgage obligations, except for the different type of underlying loan. With a collateralized loan obligation, the investor receives scheduled loan or debt payments from the underlying loans, assuming most of the risk in the event borrowers default, but is offered greater diversity and the potential for higher-than-average returns.

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

State Street Corporation | 91

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $200 million of our common stock in the second quarter of 2024 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended June 30, 2024.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
April 1 - April 30, 2024	339	$73.66	339	$4,875
May 1 - May 31, 2024	1,455	75.61	1,455	4,765
June 1 - June 30, 2024	890	73.07	890	4,700
Total	2,684	$74.52	2,684	$4,700
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
The following table describes a contract, instruction or written plan for the sale or purchase of our securities adopted by an executive officer during the second quarter of 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Eric W. Aboaf Vice Chairman and Chief Financial Officer	4/29/2024	5/30/2025	Sale of up to 28,000 shares of common stock in several transactions during 2024 and 2025

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the second quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 92

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

	3.1	Restated Articles of Organization, as amended

4.1
4.1 Deposit Agreement, dated July 24, 2024, by and among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street’s Current Report on Form 8-K (File No. 001-07511), filed with the SEC on July 24, 2024 and incorporated herein by reference)

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2024 and 2023, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2024 and 2023, (iii) consolidated statement of condition as of June 30, 2024 and December 31, 2023, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2024 and 2023, (v) consolidated statement of cash flows for the six months ended June 30, 2024 and 2023, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 93

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 1, 2024	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2024	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 94