Form 10-Q
period 2024-09-30
STATE STREET CORP
filed 2024-10-31
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 29, 2024 was 293,150,519.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2024

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $46.76 trillion of AUC/A and $4.73 trillion of AUM as of September 30, 2024.
As of September 30, 2024, we had consolidated total assets of $338.48 billion, consolidated total deposits of $247.43 billion, consolidated total shareholders' equity of $25.83 billion and approximately 53,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Form 10-Q).
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 122 to 124, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. We did not change these significant accounting policies in the first nine months of 2024.
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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2024	2023
Total fee revenue	$2,616	$2,361	11%
Net interest income	723	624	16
Total other income	(80)	(294)	73
Total revenue	3,259	2,691	21
Provision for credit losses	26	—	nm
Total expenses	2,308	2,180	6
Income before income tax expense	925	511	81
Income tax expense	195	89	nm
Net income	$730	$422	73
Adjustments to net income:
Dividends on preferred stock(1)	$(48)	$(24)	(100)
Net income available to common shareholders	$682	$398	71
Earnings per common share:
Basic	$2.29	$1.27	80
Diluted	2.26	1.25	81
Average common shares outstanding (in thousands):
Basic	297,365	313,147	(5)
Diluted	301,847	317,329	(5)
Cash dividends declared per common share	$0.76	$0.69	10
Return on average common equity	12.0%	7.3%	470	bps
Pre-tax margin	28.4	19.0	940

	Nine Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2024	2023
Total fee revenue	$7,494	$7,115	5%
Net interest income	2,174	2,081	4
Total other income	(80)	(294)	73
Total revenue	9,588	8,902	8
Provision for credit losses	63	26	nm
Total expenses	7,090	6,761	5
Income before income tax expense	2,435	2,115	15
Income tax expense	531	381	39
Net income	$1,904	$1,734	10
Adjustments to net income:
Dividends on preferred stock(1)	$(148)	$(84)	(76)
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$1,755	$1,649	6
Earnings per common share:
Basic	$5.85	$5.03	16
Diluted	5.77	4.97	16
Average common shares outstanding (in thousands):
Basic	299,964	327,776	(8)
Diluted	304,176	332,011	(8)
Cash dividends declared per common share	$2.14	$1.95	10
Return on average common equity	10.6%	9.9%	70	bps
Pre-tax margin	25.4	23.8	160

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2024 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2024 compared to the same periods of 2023, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q.
Financial Results and Highlights
Third quarter of 2024 financial performance
•Earnings per share (EPS) of $2.26 in the third quarter of 2024 increased 81% as compared to the same period of 2023, primarily due to the impact of a notable item in the prior year period and higher total revenue, partially offset by higher total expenses. The prior year notable item represented 64% points of the increase.
•Total revenue increased 21% in the third quarter of 2024, compared to the same period of 2023, primarily driven by the impact of a notable item in the prior year period and higher fee revenue and NII. The prior year notable item represented 12% points of the increase.
•Total expenses increased 6% in the third quarter of 2024, compared to the same period of 2023, as higher business investments, as well as revenue and performance-related costs, were partially offset by productivity savings from ongoing organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India.
•Pre-tax margin of 28.4% in the third quarter of 2024 increased from 19.0% in the same period of 2023, primarily due to higher total revenue, partially offset by higher expenses and provision for credit losses. Return on equity was 12.0% in the third quarter of 2024, an increase from 7.3% in the same period of 2023, primarily due to higher net income available to common shareholders, partially offset by higher average common shareholders' equity.
•Operating leverage was 15.2% points in the third quarter of 2024, reflecting the impact of a notable item in third quarter of 2023 which represented 11.9% points of operating leverage. Operating leverage represents the
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•Fee operating leverage was 4.9% points in the third quarter of 2024, reflecting the impact of notable items which represented 3.4% points of fee operating leverage. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•We returned a total of $674 million to our shareholders in the form of common share repurchases and common stock dividends.
Notable Items
•Notable items in the third quarter of 2024 include:
◦Loss on the sale of investment securities of approximately $81 million relating to an investment portfolio repositioning reflected in other income;
◦Gain on sale of an equity investment of $66 million recorded in other fee revenue; and
◦Revenue-related recovery of $15 million from settlement proceeds associated with a 2018 FX benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
•Notable items in the third quarter of 2023 included a loss on the sale of investment securities of approximately $294 million relating to an investment portfolio repositioning reflected in other income.
Revenue
•Total fee revenue increased 11% in the third quarter of 2024, compared to the same period of 2023, primarily reflecting higher other fee revenue, foreign exchange trading services revenue, management fees, and servicing fees.
•Servicing fee revenue increased 3% in the third quarter of 2024, compared to the same period of 2023, as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity, including asset mix shift.
•Management fee revenue increased 10% in the third quarter of 2024, compared to the same period of 2023, primarily due to higher average market levels.
•Foreign exchange trading services revenue increased 19% in the third quarter of 2024, compared to the same period of 2023, primarily due to higher client volumes and a $15 million revenue-related recovery from a 2018 FX benchmark litigation resolution, partially offset by lower spreads associated with lower average FX volatility. The $15 million revenue-related recovery contributed 5% points to the increase.
•Securities finance revenue increased 13% in the third quarter of 2024, compared to the same period of 2023, mainly due to higher client lending balances, partially offset by lower spreads primarily resulting from muted industry specials activity.
•Software and processing fees revenue increased 11% in the third quarter of 2024, compared to the same period of 2023, primarily due to higher front office software and data revenue associated with CRD.
•Other fee revenue increased $81 million in the third quarter of 2024, compared to the same period of 2023, primarily reflecting a $66 million gain on sale of an equity investment.
•NII increased 16% in the third quarter of 2024, compared to the same period of 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits.
•Other income was a loss of $80 million, mainly reflecting the loss on sale of investment securities related to the repositioning of the investment portfolio.
Provision for Credit Losses
•In the third quarter of 2024, we recorded a $26 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, combined with a change in macroeconomic factors. There was no provision for credit losses recorded in the third quarter of 2023.
Expenses
•Total expenses increased 6% in the third quarter of 2024, compared to the same period of 2023, as higher business investments, as well as revenue and performance-related costs, were partially
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
offset by productivity savings from ongoing organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India.
AUC/A and AUM
•AUC/A of $46.76 trillion as of September 30, 2024, increased 17% compared to September 30, 2023, primarily due to higher quarter-end market levels, net new business and client flows. In the third quarter of 2024, newly announced asset servicing mandates totaled approximately $466 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.35 trillion of AUC/A as of September 30, 2024.
•AUM of $4.7 trillion as of September 30, 2024, increased 29% compared to September 30, 2023, primarily due to higher quarter-end market levels and higher net inflows in the third quarter of 2024.
Capital
•In the third quarter of 2024, we returned a total of $674 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.76 per share, totaling $224 million in the third quarter of 2024, compared to $0.69 per share, totaling $213 million in the same period of 2023, representing an increase of approximately 10% on a per share basis.
◦In the third quarter of 2024, we acquired an aggregate of 5.4 million shares of common stock at an average per share cost of $84.00 and an aggregate cost of $450 million. These purchases were all conducted under the share repurchase program approved by our Board of Directors in January 2024.
•Our standardized CET1 capital ratio was 11.6% as of September 30, 2024, flat compared to December 31, 2023, as capital generated from earnings and improved AOCI was offset by the expected normalization of RWA. Our Tier 1 leverage ratio was 5.5% as of September 30, 2024, flat compared to December 31, 2023, as capital generated from earnings and improved AOCI was offset by higher consolidated average assets, primarily reflecting higher client deposits and an increase in repo-style transactions. Given the current global economic environment, and our plans for capital distributions, we expect our CET1 capital ratio and Tier 1 leverage ratio to remain within or above our target ranges of 10-11% and 5.25-5.75%, respectively.
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
•On September 16, 2024, we redeemed an aggregate $500 million, or all 5,000 outstanding shares, of our non-cumulative perpetual preferred stock, Series H (represented by 500,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depository share), plus all declared and unpaid dividends.
Debt Issuances and Redemptions
•On August 20, 2024, we issued $1 billion aggregate principal amount of 4.530% fixed-to-floating rate senior notes due 2029.
•On October 1, 2024, we notified the holders of our $1 billion aggregate principal amount of 2.354% fixed-to-floating rate senior notes due 2025, that we will redeem all the notes on November 1, 2024.
•On October 22, 2024, we issued $1.2 billion aggregate principal amount of 4.330% fixed rate senior notes due 2027, $300 million aggregate principal amount of floating rate senior notes due 2027, and $800 million aggregate principal amount of 4.675% fixed-to-floating rate senior notes due 2032.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2024 compared to the same periods of 2023 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2024	2023
Fee revenue:
Back office services	$1,167	$1,138	3%
Middle office services	99	96	3
Servicing fees	1,266	1,234	3
Management fees	527	479	10
Foreign exchange trading services	374	313	19
Securities finance	116	103	13
Front office software and data	146	130	12
Lending related and other fees	62	58	7
Software and processing fees	208	188	11
Other fee revenue	125	44	nm
Total fee revenue	2,616	2,361	11
Net interest income:
Interest income	3,081	2,328	32
Interest expense	2,358	1,704	38
Net interest income	723	624	16
Other income:
Gains (losses) related to investment securities, net	(80)	(294)	73
Total other income	(80)	(294)	73
Total revenue	$3,259	$2,691	21

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2024	2023
Fee revenue:
Back office services	$3,449	$3,433	—%
Middle office services	284	277	3
Servicing fees	3,733	3,710	1
Management fees	1,548	1,397	11
Foreign exchange trading services	1,041	958	9
Securities finance	320	329	(3)
Front office software and data	442	401	10
Lending related and other fees	187	173	8
Software and processing fees	629	574	10
Other fee revenue	223	147	52
Total fee revenue	7,494	7,115	5
Net interest income:
Interest income	8,968	6,587	36
Interest expense	6,794	4,506	51
Net interest income	2,174	2,081	4
Other income:
Gains (losses) related to investment securities, net	(80)	(294)	73
Total other income	(80)	(294)	73
Total revenue	$9,588	$8,902	8
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2024 and 2023. Servicing and management fees collectively made up approximately 69% and 70% of the total fee revenue in the three and nine months ended September 30, 2024, respectively, and 73% and 72% of the total fee revenue in the three and nine months ended September 30, 2023, respectively.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 3% in the three months ended September 30, 2024, compared to the same period of 2023, as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity, including asset mix shift. Servicing fees increased 1% in the nine months ended September 30, 2024, compared to the same period of 2023.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and nine months ended September 30, 2024, and 47% and 46% of total servicing fees in the three and nine months ended September 30, 2023, respectively.
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
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of September 30, 2024 that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of September 30, 2024, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended September 30,			Three Months Ended September 30,			As of September 30,
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
S&P 500®	5,543	4,458	24%	5,644	4,462	26%	5,762	4,288	34%
MSCI EAFE®	2,380	2,113	13	2,435	2,113	15	2,469	2,031	22
MSCI® Emerging Markets	1,092	992	10	1,119	993	13	1,171	953	23
MSCI ACWI®	817	683	20	833	683	22	852	657	30
	Daily Averages of Indices			Month-End Averages of Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
S&P 500®	5,265	4,223	25%	5,323	4,260	25%
MSCI EAFE®	2,323	2,098	11	2,349	2,100	12
MSCI® Emerging Markets	1,055	992	6	1,064	988	8
MSCI ACWI®	783	658	19	791	662	19

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of September 30,
	2024	2023	% Change
Bloomberg U.S. Aggregate Bond Index®	2,258	2,024	12%
Bloomberg Global Aggregate Bond Index®	488	436	12

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
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended September 30,
(In billions)	2024	2023
North America - (U.S. Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(121.4)	$(111.4)
Money Market	278.3	132.4
Exchange-Traded Fund	287.5	110.2
Total Flows	$444.4	$131.2

EMEA - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$75.7	$(40.2)
Money Market	126.6	47.4
Exchange-Traded Fund	63.4	30.5
Total Flows	$265.7	$37.7

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
(3) The third quarter of 2024 data for North America (U.S. domiciled) includes Morningstar direct actuals for July 2024 and August 2024 and Morningstar direct estimates for September 2024.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The third quarter of 2024 data for Europe is on a rolling three month basis for June 2024 through August 2024, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2023, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 1% in both 2023 and 2022.
Gross investment servicing mandates were approximately $466 billion and $1.23 trillion of AUC/A in the three and nine months ended September 30, 2024, respectively, and approximately $1.80 trillion of AUC/A per year on average over the five years ended December 31, 2023, ranging from approximately $0.79 trillion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past two full fiscal years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of the 6 to 36 months range. With respect to the current asset mandates of approximately $2.35 trillion of AUC/A that are yet to be installed as of September 30, 2024, we expect the conversion will occur over the coming 24 months, with approximately 15-20% expected to be installed in the remainder of 2024 and approximately 60% in 2025, with the balance expected to be installed largely in 2026. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
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
In addition to the effects described above (i.e., client activity and asset flows, net new business and pricing) our servicing fee revenue in any period will vary depending on the mix of products and services we provide to our clients. The full impact of changes in market valuations and the volume of activity in the funds may not be fully reflected in our servicing fee revenues in the periods in which the changes occur, particularly in periods of higher volatility.

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Collective funds, including ETFs	$15,253	$14,070	$13,145
Mutual funds	12,223	11,009	10,313
Pension products	9,339	8,352	8,255
Insurance and other products	9,944	8,379	8,304
Total	$46,759	$41,810	$40,017

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Equities	$27,715	$24,317	$22,971
Fixed-income	12,027	11,043	10,688
Short-term and other investments	7,017	6,450	6,358
Total	$46,759	$41,810	$40,017

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Americas	$33,460	$29,951	$28,237
Europe/Middle East/Africa	10,214	8,913	8,987
Asia/Pacific	3,085	2,946	2,793
Total	$46,759	$41,810	$40,017

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Asset servicing mandates newly announced in the third quarter of 2024 totaled approximately $466 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.35 trillion as of September 30, 2024, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
New asset servicing mandates, including Alpha servicing mandates, may be subject to completion of definitive agreements, consents or assignments, approval of applicable boards and shareholders and customary regulatory approvals, the failure to complete any of which will prevent the relevant mandate from being installed and serviced. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods may include assets associated with acquisitions or structured transactions and are presented on a gross basis based on factors present on or about the time we determine the business to be won by us and are not updated based on subsequent developments, including changes in assets, market valuations, scope and, potentially, termination. Such assets therefore do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which from time to time may be significant.
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
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the third quarter of 2024 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Management Fee Revenue
Management fees increased 10% and 11% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher average market levels.
Management fees generated outside the U.S. were approximately 24% and 25% of total management fees in the three and nine months ended September 30, 2024, respectively, and 25% and 26% of total management fees in the three and nine months ended September 30, 2023, respectively.
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
In light of the above, we estimate, using relevant information as of September 30, 2024, and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Equity:
Active	$54	$47	$53
Passive	2,923	2,466	2,161
Total equity	2,977	2,513	2,214
Fixed-income:
Active	30	71	80
Passive	593	538	506
Total fixed-income(1)	623	609	586
Cash(1)	543	467	434
Multi-asset-class solutions:
Active	23	21	20
Passive	352	289	222
Total multi-asset-class solutions	375	310	242
Alternative investments(2):
Active	10	11	21
Passive(3)	204	192	175
Total alternative investments	214	203	196
Total	$4,732	$4,102	$3,672

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Americas	$3,448	$3,028	$2,702
Europe/Middle East/Africa(2)	728	577	519
Asia/Pacific	556	497	451
Total	$4,732	$4,102	$3,672

(1) Geographic mix is based on client location or fund management location.
(2) AUM for passive alternative investments has been revised from prior presentations.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2024	December 31, 2023	September 30, 2023
Alternative Investments(2)	$91	$73	$66
Equity	1,253	1,038	886
Multi Asset	1	1	1
Fixed-Income	171	156	142
Total Exchange-Traded Funds	$1,516	$1,268	$1,095

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)(3)	Total
Balance as of December 31, 2022	$2,129	$554	$376	$209	$213	$3,481
Long-term institutional flows, net(4)	(25)	1	—	10	(2)	(16)
Exchange-traded fund flows, net	(12)	5	—	—	1	(6)
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(37)	6	(4)	10	(1)	(26)
Market appreciation (depreciation)	120	14	3	11	8	156
Foreign exchange impact	—	1	—	1	—	2
Total market/foreign exchange impact	120	15	3	12	8	158
Balance as of March 31, 2023	2,212	575	375	231	220	3,613
Long-term institutional flows, net(4)	(23)	18	—	7	(1)	1
Exchange-traded fund flows, net	27	1	—	—	(1)	27
Cash fund flows, net	—	—	10	—	—	10
Total flows, net	4	19	10	7	(2)	38
Market appreciation (depreciation)	138	—	5	7	(2)	148
Foreign exchange impact	(8)	(5)	—	—	1	(12)
Total market/foreign exchange impact	130	(5)	5	7	(1)	136
Balance as of June 30, 2023	2,346	589	390	245	217	3,787
Long-term institutional flows, net(4)	(37)	17	—	4	(14)	(30)
Exchange-traded fund flows, net	(2)	4	—	—	(3)	(1)
Cash fund flows, net	—	—	41	—	—	41
Total flows, net	(39)	21	41	4	(17)	10
Market appreciation (depreciation)	(80)	(19)	4	(5)	(1)	(101)
Foreign exchange impact	(13)	(5)	(1)	(2)	(3)	(24)
Total market/foreign exchange impact	(93)	(24)	3	(7)	(4)	(125)
Balance as of September 30, 2023	$2,214	$586	$434	$242	$196	$3,672

Balance as of December 31, 2023	$2,513	$609	$467	$310	$203	$4,102
Long-term institutional flows, net(4)	(3)	(23)	—	14	(12)	(24)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash fund flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(16)	(14)
Market appreciation (depreciation)	220	(4)	6	12	9	243
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	6	211
Balance as of March 31, 2024	2,712	578	481	335	193	4,299
Long-term institutional flows, net(4)	(13)	1	1	8	(5)	(8)
Exchange-traded fund flows, net	2	4	—	—	—	6
Cash fund flows, net	—	—	(4)	—	—	(4)
Total flows, net	(11)	5	(3)	8	(5)	(6)
Market appreciation (depreciation)	62	4	5	6	6	83
Foreign exchange impact	(4)	(4)	—	—	1	(7)
Total market/foreign exchange impact	58	—	5	6	7	76
Balance as of June 30, 2024	2,759	583	483	349	195	4,369
Long-term institutional flows, net(4)	7	1	—	2	(1)	9
Exchange-traded fund flows, net	27	6	—	—	4	37
Cash fund flows, net	—	—	54	—	—	54
Total flows, net	34	7	54	2	3	100
Market appreciation (depreciation)	152	20	5	18	13	208
Foreign exchange impact	32	13	1	6	3	55
Total market/foreign exchange impact	184	33	6	24	16	263
Balance as of September 30, 2024	$2,977	$623	$543	$375	$214	$4,732

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

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 19% and 9% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher client volumes and a $15 million revenue-related recovery from a 2018 FX benchmark litigation resolution, partially offset by lower spreads associated with lower average FX volatility. The $15 million revenue-related recovery contributed 5% points and 2% points to the increase in the three and nine months ended September 30, 2024, respectively.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 62% and 38%, respectively, of foreign exchange trading services revenue in the third quarter of 2024, compared to 63% and 37%, respectively, in the same period of 2023.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 13% in the three months ended September 30, 2024, compared to the same period of 2023, mainly due to higher client lending balances, partially offset by lower spreads primarily resulting from muted industry specials activity. Securities finance revenue decreased 3% in the nine months ended September 30, 2024, compared to the same period of 2023, due to lower spreads primarily resulting from muted industry specials activity, partially offset by higher lending balances.
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
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 11% and 10% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily driven by higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 12% and 10% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to software-enabled revenue growth, partially offset by lower on-premises renewals.
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
Lending related and other fees increased 7% and 8% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, reflecting higher unfunded commitments primarily relating to our fund finance products. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue increased $81 million and $76 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily reflecting a $66 million gain on sale of an equity investment.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2024 compared to the same periods of 2023.
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
NII increased 16% and 4% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits.
Investment securities' net purchase discount accretion increased interest income by $68 million and $154 million in the three and nine months ended September 30, 2024, respectively, compared to net purchase premium amortization that reduced interest income by nil and $25 million in the same periods of 2023, respectively. The change in the net purchase premium amortization (discount accretion) was primarily driven by an increase in the net unamortized purchase discounts on the non-MBS portfolio as of September 30, 2024, as compared to September 30, 2023.
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
The following table presents the investment securities net premium amortization (discount accretion) for the periods indicated:

TABLE 13: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums and (discounts) at period end	$380	$(610)	$(230)	$440	$(194)	$246
Net premium amortization (discount accretion)	17	(85)	(68)	22	(22)	—

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
See Table 14: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and nine months ended September 30, 2024, compared to the same periods of 2023.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$86,884	$878	4.02%	$62,514	$693	4.40%
Securities purchased under resale agreements(2)	6,991	183	10.44	1,639	65	15.75
Trading account assets	788	—	—	728	—	—
Investment securities:
Investment securities available-for-sale	57,302	734	5.13	42,341	465	4.39
Investment securities held-to-maturity	50,062	266	2.12	62,654	314	2.00
Total Investment securities	107,364	1,000	3.73	104,995	779	2.97
Loans	39,782	579	5.79	34,525	493	5.65
Other interest-earning assets(3)	27,697	442	6.35	18,089	300	6.60
Average total interest-earning assets	$269,506	$3,082	4.55	$222,490	$2,330	4.16
Interest-bearing deposits:
U.S.	$135,440	$1,415	4.16	$110,343	$1,065	3.83
Non-U.S.	65,824	281	1.70	58,808	267	1.80
Total interest-bearing deposits(4)(5)	201,264	1,696	3.35	169,151	1,332	3.13
Securities sold under repurchase agreements	2,193	28	4.98	3,908	6	.61
Other short-term borrowings	13,639	176	5.16	324	2	2.68
Long-term debt	20,258	267	5.27	18,117	241	5.33
Other interest-bearing liabilities(6)	5,238	191	14.41	4,267	123	11.37
Average total interest-bearing liabilities	$242,592	$2,358	3.87	$195,767	$1,704	3.45
Interest rate spread			.68%			.70%
Net interest income, fully taxable-equivalent basis		$724			$626
Net interest margin, fully taxable-equivalent basis			1.07%			1.12%
Tax-equivalent adjustment		(1)			(2)
Net interest income, GAAP basis		$723			$624

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$88,330	$2,805	4.24%	$69,551	$2,031	3.91%
Securities purchased under resale agreements(2)	6,557	516	10.52	1,639	223	18.16
Trading account assets	778	—	—	700	—	—
Investment securities:
Investment securities available-for-sale	52,352	1,980	5.04	42,618	1,221	3.82
Investment securities held-to-maturity	52,251	837	2.13	63,919	954	1.99
Total investment securities	104,603	2,817	3.59	106,537	2,175	2.72
Loans	38,747	1,688	5.82	34,096	1,331	5.22
Other interest-earning assets(3)	22,872	1,145	6.69	18,090	831	6.14
Average total interest-earning assets	$261,887	$8,971	4.58	$230,613	$6,591	3.82
Interest-bearing deposits:
U.S.	$132,493	$4,142	4.18%	$108,225	$2,789	3.45%
Non-U.S.	63,900	831	1.74	63,307	690	1.46
Total interest-bearing deposits(4)(5)	196,393	4,973	3.39	171,532	3,479	2.71
Securities sold under repurchase agreements	2,904	110	5.05	4,193	28	.91
Federal funds purchased	—	—	—	39	1	4.70
Other short-term borrowings	11,683	444	5.09	1,146	33	3.84
Long-term debt	19,634	792	5.38	16,914	635	5.00
Other interest-bearing liabilities(6)	4,808	475	13.16	3,650	330	12.08
Average total interest-bearing liabilities	$235,422	$6,794	3.85	$197,474	$4,506	3.05
Interest rate spread			.72%			.77%
Net interest income, fully taxable-equivalent basis		$2,177			$2,085
Net interest margin, fully taxable-equivalent basis			1.11%			1.21%
Tax-equivalent adjustment		(3)			(4)
Net interest income, GAAP-basis		$2,174			$2,081

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $200.88 billion and $184.33 billion for the three and nine months ended September 30, 2024, respectively, compared to $137.77 billion and $131.40 billion for the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.35% and 0.36% in the three and nine months ended September 30, 2024, respectively, compared to 0.19% and 0.22% in the same periods of 2023, respectively.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $6.47 billion for both the three and nine months ended September 30, 2024, respectively, compared to $5.04 billion and $4.99 billion in the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.15% and 5.21% in the three and nine months ended September 30, 2024, respectively, compared to 5.16% and 4.81% in the same periods of 2023, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($82) million and ($195) million for the three and nine months ended September 30, 2024, respectively, compared to $24 million and $40 million for the same periods of 2023, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.52% in both the three and nine months ended September 30, 2024, compared to 3.07% and 2.68% in the same periods of 2023, respectively.
(5) Total deposits averaged $225.48 billion and $221.77 billion for the three and nine months ended September 30, 2024, respectively, compared to $197.87 billion and $204.63 billion in the same periods of 2023, respectively.
(6) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $7.52 billion and $6.26 billion for the three and nine months ended September 30, 2024, respectively, compared to $4.03 billion and $4.61 billion in the same periods of 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 5.15% and 5.72% in the three and nine months ended September 30, 2024, respectively, compared to 5.16% and 5.34% in the same periods of 2023, respectively.
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
Average total interest-earning assets were $269.51 billion and $261.89 billion in the three and nine months ended September 30, 2024, respectively, compared to $222.49 billion and $230.61 billion in the same periods of 2023, respectively. The increase is primarily due to higher levels of client deposits and an increase in short-term wholesale funding and long-term debt.
Interest-bearing deposits with banks averaged $86.88 billion and $88.33 billion in the three and nine months ended September 30, 2024, respectively, compared to $62.51 billion and $69.55 billion in the same periods of 2023, respectively. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $6.99 billion and $6.56 billion in the three and nine months ended September 30, 2024, respectively, compared to $1.64 billion in both the three and nine months ended September 30, 2023, due to a shift to term repurchase agreements, which reduces our ability to net against resale agreement balances. Additionally, as a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $200.88 billion and $184.33 billion on average in the three and nine months ended September 30, 2024, respectively, compared to $137.77 billion and $131.40 billion in the same periods of 2023, respectively, primarily driven by an increase in FICC repurchase agreement volumes.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both September 30, 2024 and December 31, 2023.
Average investment securities were $107.36 billion and $104.60 billion in the three and nine months ended September 30, 2024, respectively, compared to $105.00 billion and $106.54 billion in the same periods of 2023, respectively. The increase in the three months ended September 30, 2024 relative to the prior year period was primarily driven by growth in U.S. Treasuries, partially offset by lower mortgage-backed and non-U.S. sovereign and supranational securities. The decrease in the nine months ended September 30, 2024 relative to the prior year period was primarily driven by runoff within our fixed-rate portfolio, primarily lower mortgage-backed and non-U.S. sovereign and supranational securities.
Average loans increased to $39.78 billion and $38.75 billion in the three and nine months ended September 30, 2024, respectively, from $34.53 billion and $34.10 billion in the same periods of 2023, respectively. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $36.28 billion and $35.21 billion in the three and nine months ended September 30, 2024, respectively, compared to $31.25 billion and $30.25 billion in the same periods of 2023, respectively. The increase is primarily due to growth in collateralized loan obligations in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $27.70 billion and $22.87 billion in the three and nine months ended September 30, 2024, respectively, from $18.09 billion in both the three and nine months ended September 30, 2023, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $201.26 billion and $196.39 billion in the three and nine months ended September 30, 2024, respectively, from $169.15 billion and $171.53 billion in the same periods of 2023, respectively. The increase is driven by active engagement with our clients on deposit raising initiatives, rotation from non-interest bearing deposits and a reduction in the Federal Reserve’s overnight repurchase agreement activity. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $13.64 billion and $11.68 billion in the three and nine months ended September 30, 2024, respectively, from $0.32 billion and $1.15 billion in the same periods of 2023, respectively, due to increased wholesale funding. The increase is driven by our effort to diversify our funding sources through relatively low-cost channels, to further support business growth.
Average long-term debt was $20.26 billion and $19.63 billion in the three and nine months ended September 30, 2024, respectively, compared to $18.12 billion and $16.91 billion in the same periods of 2023, respectively. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $5.24 billion and $4.81 billion in the three and nine months ended September 30, 2024, respectively, compared to $4.27 billion and $3.65 billion in the same periods of 2023, respectively. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
In the third quarter of 2024, we recorded a $26 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, combined with a change in macroeconomic factors. There was no provision for credit losses recorded in the third quarter of 2023.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 15: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2024, compared to the same periods of 2023. Total expenses increased 6% and 5% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, as higher business investments, as well as revenue and performance-related costs, were partially offset by productivity savings from ongoing organizational simplification, process improvements and other
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
initiatives, including from the joint venture consolidations in India.

TABLE 15: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2024	2023
Compensation and employee benefits	$1,134	$1,082	5%
Information systems and communications	463	411	13
Transaction processing services	255	241	6
Occupancy	105	101	4
Amortization of other intangible assets	56	60	(7)
Other:
Professional services	105	99	6
Other	190	186	2
Total other	295	285	4
Total expenses	$2,308	$2,180	6
Number of employees at quarter-end	52,566	42,352	24

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2024	2023
Compensation and employee benefits	$3,485	$3,497	—%
Information systems and communications	1,349	1,230	10
Transaction processing services	753	715	5
Occupancy	314	298	5
Amortization of other intangible assets	176	180	(2)
Other:
Professional services	326	315	3
Other	687	526	31
Total other	1,013	841	20
Total expenses	$7,090	$6,761	5
Compensation and employee benefits expenses increased 5% in the three months ended September 30, 2024, compared to the same period of 2023, mainly due to higher performance-based incentive compensation and employee benefits, partially offset by ongoing organizational simplification, process improvements and other initiatives, as well as net benefits from the joint venture consolidations in India. Compensation and employee benefits expenses were flat in nine months ended September 30, 2024, compared to the same period of 2023.
Total headcount increased 24% as of September 30, 2024 compared to September 30, 2023, primarily reflecting the consolidation of our two operations joint ventures in India, one in the fourth quarter of 2023 and the other in the second quarter of 2024. Headcount cost associated with the consolidation of those joint ventures was previously reflected in compensation and employee benefits expenses.
Information systems and communications expenses increased 13% and 10% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, reflecting higher technology and infrastructure investments and the absence of episodic vendor credits, partially offset by optimization savings.
Transaction processing services expenses increased 6% and 5% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher revenue-related costs associated with sub-custody, broker fees and market data costs.
Occupancy expenses increased 4% and 5% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily driven by footprint expansion related to the joint venture consolidations in India, partially offset by footprint optimization and one-time vendor credits.
Amortization of other intangible assets decreased by 7% and 2% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023.
Other expenses increased 4% in the three months ended September 30, 2024, compared to the same period of 2023, primarily due to professional services and travel costs. Other expenses increased 20% in the nine months ended September 30, 2024, compared to the same period of 2023, primarily due to an increase to the 2023 FDIC special assessment in the first quarter of 2024, higher professional services, and higher sales, marketing and other fund related expenses.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 16: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and other adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	53	3	56
Payments and other adjustments	(12)	(2)	(14)
Accrual Balance at September 30, 2023	$41	$1	$42

Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	151	1	152
Payments and other adjustments	(17)	—	(17)
Accrual Balance at September 30, 2024	$134	$1	$135
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $195 million and $531 million in the three and nine months ended September 30, 2024, respectively, compared to $89 million and $381 million in the same periods of 2023, respectively. Our effective tax rate of 21.1% in the three months ended September 30, 2024, increased from 17.4% in the same period of 2023, primarily due to the impact of the investment portfolio repositioning in the third quarter of 2023. Our effective tax rate of 21.8% in the nine months ended September 30, 2024, increased from 18.0% in the same period of 2023, primarily due to higher discrete tax benefits, and the impact of an investment portfolio repositioning in 2023.
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
Investment Servicing

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2024	2023
Servicing fees	$1,266	$1,234	3%
Foreign exchange trading services	312	278	12
Securities finance	111	98	13
Software and processing fees	208	188	11
Other fee revenue	48	41	nm
Total fee revenue	1,945	1,839	6
Net interest income	716	620	15
Total other income	1	—	nm
Total revenue	2,662	2,459	8
Provision for credit losses	26	—	nm
Total expenses	1,891	1,798	5
Income before income tax expense	$745	$661	13
Pre-tax margin	28.0%	26.9%	110	bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2024	2023
Servicing fees	$3,733	$3,710	1%
Foreign exchange trading services	924	875	6
Securities finance	302	310	(3)
Software and processing fees	629	574	10
Other fee revenue	127	124	nm
Total fee revenue	5,715	5,593	2
Net interest income	2,157	2,069	4
Total other income	1	—	nm
Total revenue	7,873	7,662	3
Provision for credit losses	63	26	nm
Total expenses	5,734	5,626	2
Income before income tax expense	$2,076	$2,010	3
Pre-tax margin	26.4%	26.2%	20	bps

nm Not meaningful
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fees
Servicing fees, as presented in Table 17: Investment Servicing Line of Business Results, increased 3% in the three months ended September 30, 2024, compared to the same period of 2023, as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity, including asset mix shift. Servicing fees increased 1% in the nine months ended September 30, 2024, compared to the same period of 2023.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 5% and 2% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, as higher business investments, as well as revenue and performance-related costs, were partially offset by productivity savings from ongoing organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India. Seasonal deferred incentive compensation expense and payroll taxes were $115 million in the nine months ended September 30, 2024, compared to $132 million in the same period of 2023. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2024	2023
Management fees(1)	$527	$479	10%
Foreign exchange trading services(2)	47	35	34
Securities finance	5	5	—
Other fee revenue(3)	11	3	nm
Total fee revenue	590	522	13
Net interest income	7	4	75
Total revenue	597	526	13
Total expenses	417	379	10
Income before income tax expense	$180	$147	22
Pre-tax margin	30.2%	27.9%	230	bps

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2024	2023
Management fees(1)	$1,548	$1,397	11%
Foreign exchange trading services(2)	102	83	23
Securities finance	18	19	(5)
Other fee revenue(3)	30	23	30
Total fee revenue	1,698	1,522	12
Net interest income	17	12	42
Total revenue	1,715	1,534	12
Total expenses	1,225	1,126	9
Income before income tax expense	$490	$408	20
Pre-tax margin	28.6%	26.6%	200	bps

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
nm Not meaningful
Investment Management total revenue increased 13% and 12% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023.
Management Fees
Management fees increased 10% and 11% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to higher average market levels.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 10% and 9% in the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, reflecting higher revenue-related fund expenses, performance based
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
incentive compensation, and salaries and employee benefits. Seasonal deferred incentive compensation expense and payroll taxes were $47 million in the nine months ended September 30, 2024, compared to $49 million in the same period of 2023.
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
Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2024	December 31, 2023
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$19,124	$8,301
Mortgage-backed securities(1)	11,260	10,755
Total U.S. Treasury and federal agencies	30,384	19,056
Non-U.S. debt securities:
Mortgage-backed securities	2,537	1,857
Asset-backed securities(2)	2,293	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	15,289	15,100
Other(3)	2,896	2,735
Total non-U.S. debt securities	23,015	21,829
Asset-backed securities:
Student loans(4)	93	114
Collateralized loan obligations(5)	3,058	2,527
Non-agency CMBS and RMBS(6)	5	249
Other	91	90
Total asset-backed securities	3,247	2,980
State and political subdivisions	151	355
Other U.S. debt securities(7)	56	306
Total available-for-sale securities(8)(9)	$56,853	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,589	$8,584
Mortgage-backed securities(10)	36,951	39,472
Total U.S. Treasury and federal agencies	42,540	48,056
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	4,332	5,757
Total non-U.S. debt securities	4,332	5,757
Asset-backed securities:
Student loans(4)	2,605	3,298
Non-agency CMBS and RMBS(11)	—	6
Total asset-backed securities	2,605	3,304
Total held-to-maturity securities(8)(12)	$49,477	$57,117

(1) As of September 30, 2024 and December 31, 2023, the total fair value included $4.81 billion and $5.54 billion, respectively, of agency CMBS and $6.45 billion and $5.21 billion, respectively, of agency MBS.
(2) As of September 30, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $0.89 billion and $1.02 billion, respectively.
(3) As of September 30, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.59 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of September 30, 2024 and entirely of non-agency CMBS as of December 31, 2023.
(7) As of September 30, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.06 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended September 30, 2024.
(9) As of both September 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of September 30, 2024 and December 31, 2023, the total amortized cost included $5.19 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of December 31, 2023.
(12) As of both September 30, 2024 and December 31, 2023, the allowance for credit losses on HTM investment securities was $1 million.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.5 years and 2.7 years as of September 30, 2024 and December 31, 2023, respectively.
Approximately 97% and 96% of the carrying value of the portfolio was rated “AA” or higher as of September 30, 2024 and December 31, 2023, respectively, as follows:

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2024	December 31, 2023
AAA(1)	88%	85%
AA	9	11
A	2	2
BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both September 30, 2024 and December 31, 2023.

TABLE 21: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2024	December 31, 2023
U.S. Agency Mortgage-backed securities	36%	39%
U.S. Treasuries	23	17
Non-U.S. sovereign, supranational and non-U.S. agency	19	20
Asset-backed securities	10	10
Other credit	12	14
	100%	100%
Non-U.S. Debt Securities
Approximately 26% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2024 and December 31, 2023, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2024	December 31, 2023
Available-for-sale:
Canada	$3,484	$4,020
United Kingdom	2,642	2,141
Australia	2,026	1,833
France	1,753	1,386
Germany	1,240	1,389
Netherlands	605	690
Austria	388	339
Italy	347	412
Hong Kong	275	—
Sweden	275	270
Finland	273	141
Spain	262	230
Mexico	233	—
Brazil	215	257
Republic of Korea	190	223
Singapore	124	249
Denmark	120	95
Japan	120	769
Other(2)	8,443	7,385
Total	$23,015	$21,829
Held-to-maturity:
Ireland	$432	$440
Spain	431	805
Belgium	273	459
France	222	524
Germany	216	212
Austria	151	150
Finland	134	131
Canada	114	112
Singapore	—	3
Netherlands	—	177
Other(2)	2,359	2,744
Total	$4,332	$5,757

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2024, other non-U.S. investments include $8.13 billion of supranational bonds in AFS securities and $2.36 billion of supranational bonds in HTM securities.
Approximately 89% and 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2024 and December 31, 2023, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2024 and December 31, 2023, approximately 33% and 28%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2024, our non-U.S. debt securities had an average market-to-book ratio of 100.2%, and an aggregate pre-tax net unrealized gain of $55 million, consisting of gross unrealized gains of $175 million and gross unrealized losses of $120 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $123 million, consisting of gross unrealized gains of $166 million and gross unrealized losses of $43
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $68 million, consisting of gross unrealized gains of $9 million and gross unrealized losses of $77 million, associated with non-U.S. HTM debt securities.
As of September 30, 2024, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, ABS and corporate debt.
Municipal Obligations
We carried approximately $0.15 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2024, as shown in Table 19: Carrying Values of Investment Securities, all of which were classified as AFS. As of September 30, 2024, we also provided approximately $5.33 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2024
State of Issuer:
Texas	$69	$2,054	$2,123	39%
New York	4	1,676	1,680	31
California	25	610	635	12
Total	$98	$4,340	$4,438

December 31, 2023
State of Issuer:
Texas	$112	$2,387	$2,499	37%
New York	25	1,687	1,712	25
California	28	1,082	1,110	16
Total	$165	$5,156	$5,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $5.48 billion and $6.80 billion across our businesses as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes municipal loans which are also presented within Table 24: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 97% of the obligors rated “AA” or higher as of September 30, 2024. As of that date, approximately 79% and 20% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.

Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
Loans

TABLE 24: U.S. AND NON-U.S. LOANS
(In millions)	September 30, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund finance(2)	$14,676	$13,697
Leveraged loans	2,708	2,412
Overdrafts	1,738	1,225
Collateralized loan obligations in loan form	50	150
Other(3)	2,846	2,512
Commercial real estate	2,856	3,069
Total domestic	$24,874	$23,065
Foreign(1):
Commercial and financial:
Fund finance(2)	$6,369	$4,956
Leveraged loans	1,142	1,194
Overdrafts	1,758	1,047
Collateralized loan obligations in loan form	7,818	6,369
Total foreign	17,087	13,566
Total loans(4)	41,961	36,631
Allowance for loan losses	(162)	(135)
Loans, net of allowance	$41,799	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.83 billion private equity capital call finance loans, $7.44 billion loans to real money funds and $1.48 billion loans to business development companies as of September 30, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.61 billion securities finance loans and $236 million loans to municipalities as of September 30, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of September 30, 2024, excluding overdrafts, floating rate loans totaled $35.67 billion and fixed rate loans totaled $2.79 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We sold $9 million of total loans, which consisted entirely of leveraged loans, in the third quarter of 2024.
We had binding unfunded commitments as of September 30, 2024 and December 31, 2023 of $146 million and $121 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 92% of the loans rated “BB” or “B” as of both September 30, 2024 and December 31, 2023. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of September 30, 2024, the commercial real estate portfolio consists of, by asset class, approximately 38% multifamily residential, 36% office buildings and 26% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of September 30, 2024, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We observed these effects in certain commercial real estate loans during the third quarter of 2024, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2024 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 25: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2024	2023
Allowance for credit losses:
Beginning balance	$150	$121
Provision for credit losses (funded commitments)(1)	69	35
Provisions for credit losses (unfunded commitments)	(6)	(9)
Charge-offs(2)	(42)	(13)
Ending balance	$171	$134

(1) The provision for credit losses is primarily related to commercial real estate and leveraged loans.
(2) The charge-offs are primarily related to leveraged loans and a commercial real estate loan.
As of September 30, 2024, the allowance for credit losses increased $21 million compared to December 31, 2023, reflecting provision for credit losses of $63 million primarily due to an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, partially offset by charge-offs of $42 million, largely related to a single property in the commercial real estate portfolio and certain leveraged loans.
As of September 30, 2024, approximately $68 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $72 million as of December 31, 2023. In addition, $90 million and $60 million as of September 30, 2024 and December 31, 2023, respectively, was related to certain commercial real estate loans. The remaining $13 million and $18 million as of September 30, 2024 and December 31, 2023, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of September 30, 2024, the allowance for credit losses represented 0.4% of total loans.
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
In the third quarter of 2024, the allowance estimate reflected an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, combined with a change in macroeconomic factors. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market, the Federal Reserve's discount window and the Bank Term Funding Program. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2024, our Parent Company and State Street Bank had approximately $2.28 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For the quarters ended September 30, 2024 and December 31, 2023, average daily LCR for the Parent Company was 107% and 106%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $140.98 billion for the quarter ended September 30, 2024 compared to $128.96 billion for the quarter ended December 31, 2023, primarily due to an increase in client deposits relative to the prior period. For the quarters ended September 30, 2024 and December 31, 2023 the LCR for State Street Bank was approximately 129% and 122%, respectively.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets,
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of September 30, 2024, both the Parent Company's and State Street Bank's NSFR was above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $84.25 billion for the quarter ended September 30, 2024, compared to $69.28 billion for the quarter ended December 31, 2023. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intraday and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2024, we had no outstanding primary credit borrowings from the FRBB discount window, $4.00 billion outstanding of Bank Term Funding Program and $6.00 billion outstanding of FHLB funding. As of December 31, 2023, we had no outstanding primary credit borrowings from the FRBB discount window, $1 billion outstanding of Bank Term Funding Program and $2.5 billion outstanding borrowings from the FHLB. These outstanding borrowings have initial maturities of twelve months and are recorded in other short-term borrowings in the consolidated statement of condition.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity, although not as rapidly deployed as those included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $65.64 billion for the quarter ended September 30, 2024, compared to $76.86 billion for the quarter ended December 31, 2023.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-
downs by our custody clients of lines of credit; advances to clients to settle securities transactions; increases in our investment and loan portfolios; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions serving as sources of securities under our prime services program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $33.19 billion and $34.20 billion and standby letters of credit totaling $0.98 billion and $1.51 billion as of September 30, 2024 and December 31, 2023, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2024, approximately 76% of our unfunded commitments to extend credit and 23% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
State Street Bank is also required to submit periodically to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan by December 1, 2023 in alignment with changes to the IDI plan requirements as set out in the June 25, 2021 policy statement issued by the FDIC. Following the notice of proposed rulemaking from August 2023, the FDIC finalized the IDI Rule in June 2024. The updated rule became effective on October 1, 2024. The final rule requires U.S. GSIBs to file their Covered Insured Depository Institution (CIDI) Plans on a biennial basis, with the first CIDI Plan submission due by July 1, 2026.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2024, and December 31, 2023, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $2.12 billion and $1.87 billion as of September 30, 2024 and December 31, 2023, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.04 billion as of September 30, 2024, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both September 30, 2024 and December 31, 2023, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On March 18, 2024, we issued $1 billion aggregate principal amount of 4.993% fixed rate senior notes due 2027.
On August 20, 2024, we issued $1 billion aggregate principal amount of 4.530% fixed-to-floating rate senior notes due 2029.
On October 1, 2024, we notified the holders of our $1 billion aggregate principal amount of 2.354% fixed-to-floating rate senior notes due 2025, that we will redeem all the notes on November 1, 2024.
On October 22, 2024, we issued $1.2 billion aggregate principal amount of 4.330% fixed rate senior notes due 2027, $300 million aggregate principal amount of floating rate senior notes due 2027, and $800 million aggregate principal amount of 4.675% fixed-to-floating rate senior notes due 2032.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2024, the notional amount of these derivative contracts was $3.09 trillion, of which $3.02 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We experienced no back-testing exceptions in the quarters ended September 30, 2024, June 30, 2024, and September 30, 2023. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2024, June 30, 2024 and September 30, 2023, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 26: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2024	As of June 30, 2024	As of September 30, 2023
	September 30, 2024			June 30, 2024			September 30, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$13,645	$26,693	$6,659	$18,471	$31,813	$11,948	$12,027	$22,113	$6,316	$16,959	$13,303	$22,113
Global Treasury	3,094	6,988	1,020	1,976	3,932	515	1,131	5,136	407	1,730	2,845	1,094
Diversification	(2,622)	(7,020)	(1,234)	(1,780)	(3,407)	270	(1,194)	(5,244)	(202)	(1,766)	(2,135)	(1,202)
Total VaR	$14,117	$26,661	$6,445	$18,667	$32,338	$12,733	$11,964	$22,005	$6,521	$16,923	$14,013	$22,005

TABLE 27: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2024	As of June 30, 2024	As of September 30, 2023
	September 30, 2024			June 30, 2024			September 30, 2023
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
Global Markets	$42,527	$72,694	$18,376	$50,434	$66,734	$34,837	$41,759	$75,514	$23,327	$72,484	$52,934	$65,107
Global Treasury	10,403	19,261	5,404	8,085	12,087	4,911	6,916	16,762	3,254	11,601	8,725	10,061
Diversification	(8,755)	(20,991)	(2,142)	(7,547)	(8,846)	(1,418)	(8,290)	(20,393)	(2,230)	(13,121)	(8,699)	(16,209)
Total Stressed VaR	$44,175	$70,964	$21,638	$50,972	$69,975	$38,330	$40,385	$71,883	$24,351	$70,964	$52,960	$58,959
The three month average of our total stressed VaR-based measure was approximately $44 million for the quarter ended September 30, 2024, compared to an average of approximately $51 million for the quarter ended June 30, 2024 and $40 million for the quarter ended September 30, 2023. The decrease in the average total stressed VaR for the quarter ended September 30, 2024, compared to the quarter ended June 30, 2024, was primarily attributed to lower foreign exchange and interest rate risk positions. The increase in the average total stressed VaR for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was primarily attributed to higher foreign exchange and interest rate risk positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2024			June 30, 2024			September 30, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,662	$16,002	$515	$4,808	$16,384	$339	$5,499	$19,470	$412
Global Treasury	335	1,658	—	532	2,845	—	447	1,065	—
Diversification	(458)	(1,770)	—	(450)	(2,447)	—	(362)	(822)	—
Total VaR	$3,539	$15,890	$515	$4,890	$16,782	$339	$5,584	$19,713	$412

TABLE 29: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2024			June 30, 2024			September 30, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,381	$92,298	$913	$6,660	$58,697	$461	$8,364	$58,155	$721
Global Treasury	9,858	5,679	—	6,358	9,172	—	9,670	4,493	—
Diversification	(8,971)	(4,271)	—	(6,439)	(10,681)	—	(8,166)	(5,869)	—
Total Stressed VaR	$9,268	$93,706	$913	$6,579	$57,188	$461	$9,868	$56,779	$721

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 30, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2024 and 2023. Our baseline rate forecast as of September 30, 2024 was generally consistent with common market expectations for global central bank actions at that point in time.

TABLE 30: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2024			September 30, 2023
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	5.00%	3.50%	3.78%	5.50%	4.00%	4.57%
12-month forward rates	3.25	2.25	3.74	5.00	3.50	4.46

(1) European Central Bank deposit facility rate.
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

TABLE 31: NET INTEREST INCOME SENSITIVITY
	September 30, 2024			September 30, 2023
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$17	$303	$320	$(113)	$282	$169
-100 bps shock	(20)	(262)	(282)	78	(242)	(164)
Steeper yield curve:
+100 bps shift in long-end rates(1)	—	16	16	55	13	68
-100 bps shift in short-end rates(1)	(12)	(247)	(259)	133	(229)	(96)
Flatter yield curve:
+100 bps shift in short-end rates(1)	17	287	304	(168)	268	100
-100 bps shift in long-end rates(1)	(7)	(16)	(23)	(55)	(13)	(68)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios. As of September 30, 2024, our USD balance sheet's NII sensitivity is relatively neutral given expectations for USD deposit betas and the repricing characteristics of our USD assets. Compared to September 30, 2023, our USD NII sensitivity reduced as a result of lower investment portfolio duration and higher short-term fixed rate borrowings. As of September 30, 2024, non-USD NII benefits from higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2023, non-USD NII sensitivity increased as a result of investment portfolio activity and refinements to our modeled non-USD deposit betas.
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
Our current SCB requirement is 2.5% for the period from October 1, 2023 through September 30, 2024. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
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
On July 27, 2023, U.S. banking agencies issued a proposed rule to implement the Basel III endgame (July 2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (G-SIB Surcharge Proposal). The July 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for risk-based capital adequacy in favor of a new standardized expanded risk-based approach that would include, unlike the current standardized approach, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book (FRTB) framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The July 2023 Basel III Endgame Proposal would maintain the current Basel III rule’s dual-requirement structure, whereby we and State Street Bank would be required to calculate our risk-based capital ratios under both the expanded risk-based approach and the standardized approach. In addition, the proposal would modify the existing standardized approach by requiring that the proposed new market risk standards, FRTB, also be applied in the standardized approach.
The July 2023 Basel III Endgame Proposal would apply the SCB and G-SIB surcharge to the risk-based capital requirements calculated under both the expanded risk-based approach and the existing standardized approach. The July 2023 Basel III Endgame Proposal includes an effective date of July 1, 2025, with a three-year transition arrangement until the requirements are fully phased in on July 1, 2028. The G-SIB Surcharge Proposal is set to be implemented two calendar quarters after the date of the adoption of the final rule, which is currently to be determined.
Based on our understanding of the July 2023 Basel III Endgame Proposal, we estimated that, if the expanded risk-based approach had been applied on a fully phased-in basis as of December 31, 2023, and in the absence of taking any actions to mitigate its impact, our expanded risk-based approach RWA as of that date would have been approximately 15% higher than our actual standardized approach RWA as of that date.
Recent public statements by U.S. banking officials indicate that the July 2023 Basel III Endgame Proposal is under reconsideration. However, the timing and content of any potential re-proposal, and the effects of any re-proposal on State Street, remain uncertain at this stage. Therefore, the above estimate of the effect of the July 2023 Basel III Endgame Proposal on our RWA as of December 31, 2023 does not reflect the content of those public statements by U.S. banking officials.
Any estimate of how the expanded risk-based approach may impact us is subject to uncertainty, as actual results may differ from the anticipated results and may be materially affected by and dependent on a range of factors, including business performance, future capital actions, the results of future supervisory stress tests, and interpretations (including changes in interpretations) of, and potential modifications or a re-proposal by the U.S. Agencies to, the July 2023 Basel III Endgame Proposal.
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

TABLE 32: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,227	$11,227	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			29,073	29,073	27,957	27,957	15,373	15,373	14,454	14,454
Accumulated other comprehensive income (loss)			(1,625)	(1,625)	(2,354)	(2,354)	(1,390)	(1,390)	(2,097)	(2,097)
Treasury stock, at cost			(15,663)	(15,663)	(15,025)	(15,025)	—	—	—	—
Total			23,012	23,012	21,823	21,823	27,316	27,316	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,531)	(8,531)	(8,470)	(8,470)	(8,258)	(8,258)	(8,208)	(8,208)
Other adjustments(1)			(410)	(410)	(382)	(382)	(302)	(302)	(298)	(298)
Common equity tier 1 capital			14,071	14,071	12,971	12,971	18,756	18,756	16,884	16,884
Preferred stock			2,816	2,816	1,976	1,976	—	—	—	—
Tier 1 capital			16,887	16,887	14,947	14,947	18,756	18,756	16,884	16,884
Qualifying subordinated long-term debt			1,867	1,867	1,870	1,870	532	532	536	536
Adjusted allowance for credit losses			—	171	—	150	1	171	—	150
Total capital			$18,754	$18,925	$16,817	$16,967	$19,289	$19,459	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$61,857	$118,987	$61,210	$109,228	$56,595	$116,847	$54,942	$107,067
Operational risk(3)			48,788	NA	43,768	NA	46,863	NA	42,297	NA
Market risk			2,150	2,150	2,475	2,475	2,150	2,150	2,475	2,475
Total risk-weighted assets			$112,795	$121,137	$107,453	$111,703	$105,608	$118,997	$99,714	$109,542

Capital Ratios:	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	11.6%	12.1%	11.6%	17.8%	15.8%	16.9%	15.4%
Tier 1 capital	9.5	9.5	15.0	13.9	13.9	13.4	17.8	15.8	16.9	15.4
Total capital	11.5	11.5	16.6	15.6	15.7	15.2	18.3	16.4	17.5	16.0

(1) Other adjustments within CET1 capital primarily include disallowed deferred tax assets, cash flow hedges that are not recognized at fair value on the balance sheet, and the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities.
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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
NA Not applicable

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital increased $1.10 billion as of September 30, 2024, compared to December 31, 2023, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases in the first nine months of 2024. Our Tier 1 capital increased $1.94 billion as of September 30, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first nine months of 2024.
Our Tier 2 capital remained relatively flat as of September 30, 2024, compared to December 31, 2023, under both the advanced approaches and standardized approach.
Our total capital increased by $1.94 billion and $1.96 billion as of September 30, 2024, compared to December 31, 2023, under the advanced approaches and standardized approach, respectively, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first nine months of 2024.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

TABLE 33: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,971	$12,971	$14,547	$14,547
Net income	1,904	1,904	1,944	1,944
Changes in treasury stock, at cost	(638)	(638)	(3,689)	(3,689)
Dividends declared	(787)	(787)	(958)	(958)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(61)	(61)	75	75
Accumulated other comprehensive income (loss)(1)	729	729	1,357	1,357
Other adjustments(1)	(47)	(47)	(305)	(305)
Changes in common equity tier 1 capital	1,100	1,100	(1,576)	(1,576)
Common equity tier 1 capital balance, end of period	14,071	14,071	12,971	12,971
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,947	14,947	16,523	16,523
Changes in common equity tier 1 capital	1,100	1,100	(1,576)	(1,576)
Net issuance (redemption) of preferred stock	840	840	—	—
Changes in tier 1 capital	1,940	1,940	(1,576)	(1,576)
Tier 1 capital balance, end of period	16,887	16,887	14,947	14,947
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,870	2,020	1,376	1,496
Net issuance and changes in long-term debt qualifying as tier 2	(3)	(3)	494	494
Changes in adjusted allowance for credit losses	—	21	—	30
Changes in tier 2 capital	(3)	18	494	524
Tier 2 capital balance, end of period	1,867	2,038	1,870	2,020
Total capital:
Total capital balance, beginning of period	16,817	16,967	17,899	18,019
Changes in tier 1 capital	1,940	1,940	(1,576)	(1,576)
Changes in tier 2 capital	(3)	18	494	524
Total capital balance, end of period	$18,754	$18,925	$16,817	$16,967

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

TABLE 34: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Total risk-weighted assets, beginning of period	$107,453	$111,703	$105,359	$107,227
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	152	(720)	(1,927)	(1,614)
Net increase (decrease) in loans and overdrafts	631	2,236	405	1,734
Net increase (decrease) in securitization exposures	454	429	359	339
Net increase (decrease) in repo-style transaction exposures	117	6,393	932	1,851
Net increase (decrease) in over-the-counter derivatives exposures(1)	1,094	2,296	25	(311)
Net increase (decrease) in all other(2)	(1,801)	(875)	308	1,490
Net increase (decrease) in credit risk-weighted assets	647	9,759	102	3,489
Net increase (decrease) in market risk-weighted assets	(325)	(325)	987	987
Net increase (decrease) in operational risk-weighted assets	5,020	NA	1,005	NA
Total risk-weighted assets, end of period	$112,795	$121,137	$107,453	$111,703

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of September 30, 2024, total advanced approaches RWA increased $5.34 billion compared to December 31, 2023, mainly due to an increase in operational risk RWA. The increase in operational risk RWA was primarily due to a model recalibration driven largely by an increase in the value of losses.
As of September 30, 2024, total standardized approach RWA increased $9.43 billion compared to December 31, 2023, primarily driven by the expected normalization of RWA. The increase in RWA mainly reflects higher repo-style transaction and derivatives RWA, both driven by increased volumes, and higher loans RWA, driven by new capital call commitments, partially offset by other RWA, such as cash and stable value wrap.
The regulatory capital ratios as of September 30, 2024, presented in Table 32: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2024, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 35: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2024	December 31, 2023
State Street:
Tier 1 capital	$16,887	$14,947
Average assets	314,640	278,659
Less: adjustments for deductions from tier 1 capital and other	(8,941)	(8,852)
Adjusted average assets for tier 1 leverage ratio	305,699	269,807
Additional SLR exposure	43,715	39,291
Adjustments for deductions of qualifying central bank deposits	(84,546)	(69,579)
Total assets for SLR	$264,868	$239,519
Tier 1 leverage ratio(1)	5.5%	5.5%
Supplementary leverage ratio	6.4	6.2

State Street Bank(2):
Tier 1 capital	$18,756	$16,884
Average assets	310,772	275,324
Less: adjustments for deductions from tier 1 capital and other	(8,560)	(8,506)
Adjusted average assets for tier 1 leverage ratio	302,212	266,818
Additional SLR exposure	45,060	39,069
Adjustments for deductions of qualifying central bank deposits	(84,546)	(69,579)
Total assets for SLR	$262,726	$236,308
Tier 1 leverage ratio(1)	6.2%	6.3%
Supplementary leverage ratio	7.1	7.1

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of September 30, 2024:

TABLE 36: EXTERNAL TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2024
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$35,490	29.3%	$26,044	21.5%
Total leverage exposure	35,490	13.4	25,162	9.5
Long-term debt:
Risk-weighted assets	15,753	13.0	8,480	7.0
Total leverage exposure	15,753	5.9	11,919	4.5
State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2024:

TABLE 37: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029

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
On July 24, 2024, we issued 850,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $842 million. Dividends on the Series J Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on December 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
On September 16, 2024, we redeemed an aggregate $500 million, or all 5,000 outstanding shares, of our non-cumulative perpetual preferred stock, Series H (represented by 500,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depository share), plus all declared and unpaid dividends.

State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 38: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,338	23.38	6
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,036	20.36	10	—	—	—
Series I	16.75	1,675	25	—	—	—
Total			$42			$24

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$4,425	$1.11	$33
Series F	2,336	23.36	6	6,592	65.92	17
Series G	4,013	1.00	20	4,013	1.00	20
Series H	6,251	62.51	31	2,813	28.13	14
Series I	4,188	41.88	63	—	—	—
Total			$131			$84
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $450 million of our common stock in the third quarter of 2024 and a total of $750 million during the nine months ended September 30, 2024, under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 39: SHARES REPURCHASED
	Three Months Ended September 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	5.4	$84.00	$450	—	$—	$—
2023 Program	—	—	—	13.8	72.23	1,000

	Nine Months Ended September 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	9.4	$79.73	$750	—	$—	$—
2023 Program	—	—	—	42.3	78.08	3,300
State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 40: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$224	$0.69	$213

	Nine Months Ended September 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.14	$639	$1.95	$628
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $363.84 billion and $279.92 billion as of September 30, 2024 and December 31, 2023, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $377.23 billion and $293.86 billion as collateral for indemnified securities on loan as of September 30, 2024 and December 31, 2023, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $377.23 billion and $293.86 billion, referenced above, $68.13 billion and $59.03 billion was invested in indemnified repurchase agreements as of September 30, 2024 and December 31, 2023, respectively. We or our agents held $73.21 billion and $63.11 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2024 and December 31, 2023, respectively.
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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2024, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Fee revenue:
Servicing fees	$1,266	$1,234	$3,733	$3,710
Management fees	527	479	1,548	1,397
Foreign exchange trading services	374	313	1,041	958
Securities finance	116	103	320	329
Software and processing fees	208	188	629	574
Other fee revenue	125	44	223	147
Total fee revenue	2,616	2,361	7,494	7,115
Net interest income:
Interest income	3,081	2,328	8,968	6,587
Interest expense	2,358	1,704	6,794	4,506
Net interest income	723	624	2,174	2,081
Other income:
Gains (losses) from sales of available-for-sale securities, net	(80)	(294)	(80)	(294)
Total other income (loss)	(80)	(294)	(80)	(294)
Total revenue	3,259	2,691	9,588	8,902
Provision for credit losses	26	—	63	26
Expenses:
Compensation and employee benefits	1,134	1,082	3,485	3,497
Information systems and communications	463	411	1,349	1,230
Transaction processing services	255	241	753	715
Occupancy	105	101	314	298
Amortization of other intangible assets	56	60	176	180
Other	295	285	1,013	841
Total expenses	2,308	2,180	7,090	6,761
Income before income tax expense	925	511	2,435	2,115
Income tax expense	195	89	531	381
Net income	$730	$422	$1,904	$1,734
Net income available to common shareholders	$682	$398	$1,755	$1,649
Earnings per common share:
Basic	$2.29	$1.27	$5.85	$5.03
Diluted	2.26	1.25	5.77	4.97
Average common shares outstanding (in thousands):
Basic	297,365	313,147	299,964	327,776
Diluted	301,847	317,329	304,176	332,011
Cash dividends declared per common share	$0.76	$0.69	$2.14	$1.95

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2024	2023
Net income	$730	$422
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($54) and $62, respectively	290	(127)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $134 and $106, respectively	352	277
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $19 and $23, respectively	47	63
Other comprehensive income	689	213
Total comprehensive income	$1,419	$635

	Nine Months Ended September 30,
(In millions)	2024	2023
Net income	$1,904	$1,734
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $15 and $53, respectively	175	31
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $211 and $160, respectively	577	427
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($10) and $71, respectively	(30)	196
Net unrealized gains on retirement plans, net of related taxes of $3, and $5, respectively	7	12
Other comprehensive income	729	666
Total comprehensive income	$2,633	$2,400
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2024	December 31, 2023
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,067	$4,047
Interest-bearing deposits with banks	105,121	87,665
Securities purchased under resale agreements	8,334	6,692
Trading account assets	802	773
Investment securities available-for-sale	56,853	44,526
Investment securities held-to-maturity (less allowance for credit losses of $1 and $1) (fair value of $44,925 and $51,503)	49,477	57,117
Loans (less allowance for credit losses on loans of $162 and $135)	41,799	36,496
Premises and equipment (net of accumulated depreciation of $6,400 and $6,062)	2,621	2,399
Accrued interest and fees receivable	4,160	3,806
Goodwill	7,833	7,611
Other intangible assets	1,166	1,320
Other assets	56,248	44,806
Total assets	$338,481	$297,258
Liabilities:
Deposits:
Non-interest-bearing	$31,448	$32,569
Interest-bearing - U.S.	145,527	121,738
Interest-bearing - non-U.S.	70,454	66,663
Total deposits	247,429	220,970
Securities sold under repurchase agreements	2,119	1,867
Other short-term borrowings	10,018	3,660
Accrued expenses and other liabilities	32,185	28,123
Long-term debt	20,902	18,839
Total liabilities	312,653	273,459
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	—	742
Series F, 2,500 shares issued and outstanding	—	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	—	494
Series I, 15,000 shares issued and outstanding	1,481	—
Series J, 8,500 shares issued and outstanding	842	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 294,191,001 and 301,944,043 shares outstanding	504	504
Surplus	10,723	10,741
Retained earnings	29,073	27,957
Accumulated other comprehensive income (loss)	(1,625)	(2,354)
Treasury stock, at cost (209,688,641 and 201,935,599 shares)	(15,663)	(15,025)
Total shareholders’ equity	25,828	23,799
Total liabilities and shareholders' equity	$338,481	$297,258

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					549				549
Other comprehensive income						439			439
Cash dividends declared:
Common stock - $0.63 per share					(212)				(212)
Preferred stock					(23)				(23)
Common stock acquired							13,647	(1,262)	(1,262)
Common stock awards exercised				(6)			(1,085)	75	69
Other							1	(1)	(1)
Balance at March 31, 2023	$1,976	503,880	$504	$10,724	$27,342	$(3,272)	167,418	$(12,524)	$24,750
Net income					763				763
Other comprehensive income						14			14
Cash dividends declared:
Common stock - $0.63 per share					(203)				(203)
Preferred stock					(37)				(37)
Common stock acquired							14,773	$(1,060)	(1,060)
Common stock awards exercised				5			(415)	29	34
Other					(57)		2		(57)
Balance at June 30, 2023	$1,976	503,880	$504	$10,729	$27,808	$(3,258)	181,778	$(13,555)	$24,204
Net income					422				422
Other comprehensive income						213			213
Cash dividends declared:
Common stock - $0.69 per share					(213)				(213)
Preferred stock					(24)				(24)
Common stock acquired							13,843	(1,010)	(1,010)
Common stock awards exercised				6			(327)	23	29
Other							2		—
Balance at September 30, 2023	$1,976	503,880	$504	$10,735	$27,993	$(3,045)	195,296	$(14,542)	$23,621

Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income (loss)						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)		—	(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433
Net income					711				711
Other comprehensive income						55			55
Cash dividends declared:
Common stock - $0.69 per share					(207)				(207)
Preferred stock					(55)				(55)
Common stock acquired							2,684	(200)	(200)
Common stock awards exercised				(3)			(412)	29	26
Other							2	(1)	(1)
Balance at June 30, 2024	$2,468	503,880	$504	$10,721	$28,615	$(2,314)	204,649	$(15,232)	$24,762
Net income					730				730
Other comprehensive income						689			689
Preferred stock issued	842								842
Preferred stock redeemed	(494)				(6)				(500)
Cash dividends declared:
Common stock - $0.76 per share					(224)				(224)
Preferred stock					(42)				(42)
Common stock acquired							5,357	(450)	(450)
Common stock awards exercised				2			(317)	23	25
Other							—	(4)	(4)
Balance at September 30, 2024	$2,816	503,880	$504	$10,723	$29,073	$(1,625)	209,689	$(15,663)	$25,828

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating Activities:
Net income	$1,904	$1,734
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	57	8
Amortization of other intangible assets	176	180
Other non-cash adjustments for depreciation, amortization and accretion, net	310	511
Losses related to investment securities, net	80	294
Provision for credit losses	63	26
Change in trading account assets, net	(29)	(75)
Change in accrued interest and fees receivable, net	(351)	(440)
Change in collateral deposits, net	(9,843)	(2,187)
Change in unrealized losses (gains) on foreign exchange derivatives, net	178	(2,748)
Change in other assets, net	183	(338)
Change in accrued expenses and other liabilities, net	1,324	(504)
Other, net	168	47
Net cash (used in) operating activities	(5,780)	(3,492)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(17,456)	24,837
Net (increase) decrease in securities purchased under resale agreements	(1,642)	3,399
Proceeds from sales of available-for-sale securities	8,405	4,567
Proceeds from maturities of available-for-sale securities	13,280	11,870
Purchases of available-for-sale securities	(32,386)	(17,243)
Proceeds from maturities of held-to-maturity securities	7,718	4,414
Purchases of held-to-maturity securities	(5)	(1,579)
Sale of loans	223	465
Net increase in loans	(5,506)	(3,807)
Business acquisitions, net of cash acquired	(194)	—
Purchases of equity investments and other long-term assets	(104)	—
Purchases of premises and equipment, net	(677)	(487)
Other, net	(97)	130
Net cash (used in) provided by investing activities	(28,441)	26,566
Financing Activities:
Net (decrease) increase in time deposits	(4,646)	3,273
Net increase (decrease) in all other deposits	31,105	(25,729)
Net increase in securities sold under repurchase agreements	252	1,920
Net increase (decrease) in other short-term borrowings	6,358	(2,089)
Proceeds from issuance of long-term debt, net of issuance costs	1,992	4,729
Payments for long-term debt and obligations under finance leases	(35)	(1,037)
Payments for redemption of preferred stock	(1,500)	—
Proceeds from issuance of preferred stock, net of issuance costs	2,323	—
Repurchases of common stock	(769)	(3,300)
Repurchases of common stock for employee tax withholding	(68)	(83)
Payments for cash dividends	(755)	(719)
Other, net	(16)	—
Net cash provided by (used in) financing activities	34,241	(23,035)
Net increase in cash and due from banks	20	39
Cash and due from banks at beginning of period	4,047	3,970
Cash and due from banks at end of period	$4,067	$4,009

Supplemental disclosure:
Interest paid	$6,593	$4,320
Income taxes paid, net	345	258

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
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of September 30, 2024 and December 31, 2023, we held such accounts in Russia that were subject to sanctions restrictions, inclusive of $0.8 billion and $1.5 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.4 billion and $1.9 billion, respectively. The reduction in balances with our subcustodian in Russia was a result of various actions taken related to our contractual arrangements that resulted in the derecognition of certain cash balances and related client liabilities. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of September 30, 2024:

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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of September 30, 2024; none are expected to have a material impact to our financial statements.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$35	$—	$—		$35
Non-U.S. government securities	—	136	—		136
Other	—	631	—		631
Total trading account assets	$35	$767	$—		$802
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$19,124	$—	$—		$19,124
Mortgage-backed securities	—	11,260	—		11,260
Total U.S. Treasury and federal agencies	19,124	11,260	—		30,384
Non-U.S. debt securities:
Mortgage-backed securities	—	2,537	—		2,537
Asset-backed securities	—	2,293	—		2,293
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,289	—		15,289
Other	—	2,896	—		2,896
Total non-U.S. debt securities	—	23,015	—		23,015
Asset-backed securities:
Student loans	—	93	—		93
Collateralized loan obligations	—	3,058	—		3,058
Non-agency CMBS and RMBS(2)	—	5	—		5
Other	—	91	—		91
Total asset-backed securities	—	3,247	—		3,247
State and political subdivisions	—	151	—		151
Other U.S. debt securities	—	56	—		56
Total available-for-sale investment securities	$19,124	$37,729	$—		$56,853
Other assets:
Derivative instruments:
Foreign exchange contracts	$1	$19,896	$3	$(15,576)	$4,324
Interest rate contracts	31	22	—	(22)	31
Total derivative instruments	32	19,918	3	(15,598)	4,355
Other	22	663	—	—	685
Total assets carried at fair value	$19,213	$59,077	$3	$(15,598)	$62,695
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$20,427	$—	$(13,537)	$6,894
Interest rate contracts	—	1	—	(1)	—
Other derivative contracts	—	157	—	—	157
Total derivative instruments	4	20,585	—	(13,538)	7,051
Total liabilities carried at fair value	$4	$20,585	$—	$(13,538)	$7,051

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $3.60 billion and $1.54 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2024
Financial Assets:
Cash and due from banks	$4,067	$4,067	$4,067	$—	$—
Interest-bearing deposits with banks	105,121	105,121	—	105,121	—
Securities purchased under resale agreements	8,334	8,334	—	8,334	—
Investment securities held-to-maturity	49,477	44,925	5,515	39,410	—
Net loans	41,799	41,632	—	39,849	1,783
Other(1)	6,744	6,744	—	6,744	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$31,448	$31,448	$—	$31,448	$—
Interest-bearing - U.S.	145,527	145,527	—	145,527	—
Interest-bearing - non-U.S.	70,454	70,454	—	70,454	—
Securities sold under repurchase agreements	2,119	2,119	—	2,119	—
Other short-term borrowings	10,018	10,018	—	10,018	—
Long-term debt	20,902	20,895	—	20,671	224
Other(1)	6,744	6,744	—	6,744	—

(1) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and due from banks	$4,047	$4,047	$4,047	$—	$—
Interest-bearing deposits with banks	87,665	87,665	—	87,665	—
Securities purchased under resale agreements	6,692	6,692	—	6,692	—
Investment securities held-to-maturity	57,117	51,503	8,409	43,094	—
Net loans	36,496	36,335	—	34,308	2,027
Other(1)	6,866	6,866	—	6,866	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$32,569	$32,569	$—	$32,569	$—
Interest-bearing - U.S.	121,738	121,738	—	121,738	—
Interest-bearing - non-U.S.	66,663	66,663	—	66,663	—
Securities sold under repurchase agreements	1,867	1,867	—	1,867	—
Other short-term borrowings	3,660	3,660	—	3,660	—
Long-term debt	18,839	18,417	—	18,216	201
Other(1)	6,866	6,866	—	6,866	—

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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$19,146	$38	$60	$19,124	$8,427	$39	$165	$8,301
Mortgage-backed securities(1)	11,270	78	88	11,260	10,870	49	164	10,755
Total U.S. Treasury and federal agencies	30,416	116	148	30,384	19,297	88	329	19,056
Non-U.S. debt securities:
Mortgage-backed securities	2,536	4	3	2,537	1,861	3	7	1,857
Asset-backed securities(2)	2,289	6	2	2,293	2,148	2	13	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	15,225	98	34	15,289	15,159	73	132	15,100
Other(3)	2,842	58	4	2,896	2,733	39	37	2,735
Total non-U.S. debt securities	22,892	166	43	23,015	21,901	117	189	21,829
Asset-backed securities:
Student loans(4)	91	2	—	93	113	1	—	114
Collateralized loan obligations(5)	3,054	4	—	3,058	2,530	3	6	2,527
Non-agency CMBS and RMBS(6)	1	4	—	5	252	—	3	249
Other	90	1	—	91	90	—	—	90
Total asset-backed securities	3,236	11	—	3,247	2,985	4	9	2,980
State and political subdivisions	151	—	—	151	356	—	1	355
Other U.S. debt securities(7)	58	—	2	56	314	—	8	306
Total available-for-sale securities(8)(9)	$56,753	$293	$193	$56,853	$44,853	$209	$536	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,589	$—	$64	$5,525	$8,584	$—	$163	$8,421
Mortgage-backed securities(10)	36,951	13	4,411	32,553	39,472	7	5,271	34,208
Total U.S. Treasury and federal agencies	42,540	13	4,475	38,078	48,056	7	5,434	42,629
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	4,332	9	77	4,264	5,757	8	153	5,612
Total non-U.S. debt securities	4,332	9	77	4,264	5,757	8	153	5,612
Asset-backed securities:
Student loans(4)	2,605	5	27	2,583	3,298	2	62	3,238
Non-agency CMBS and RMBS(11)	—	—	—	—	6	18	—	24
Total asset-backed securities	2,605	5	27	2,583	3,304	20	62	3,262
Total held-to-maturity securities(8)(12)	$49,477	$27	$4,579	$44,925	$57,117	$35	$5,649	$51,503

(1) As of September 30, 2024 and December 31, 2023, the total fair value included $4.81 billion and $5.54 billion, respectively, of agency CMBS and $6.45 billion and $5.21 billion, respectively, of agency MBS.
(2) As of September 30, 2024 and December 31, 2023, the fair value includes non-U.S. collateralized loan obligations of $0.89 billion and $1.02 billion, respectively.
(3) As of September 30, 2024 and December 31, 2023, the fair value includes non-U.S. corporate bonds of $2.59 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of September 30, 2024 and entirely of non-agency CMBS as of December 31, 2023.
(7) As of September 30, 2024 and December 31, 2023, the fair value of U.S. corporate bonds was $0.06 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended September 30, 2024 and December 31, 2023.
(9) As of both September 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of September 30, 2024 and December 31, 2023, the total amortized cost included $5.19 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as December 31, 2023.
(12) As of both September 30, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million.
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $85.97 billion and $71.30 billion as of September 30, 2024 and December 31, 2023, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and nine months ended September 30, 2024, proceeds from sales of AFS securities were approximately $6.93 billion and $8.40 billion, respectively, primarily from sales of U.S. Treasury, non-U.S. agency, supranational and mortgage-backed securities as part of an investment portfolio repositioning in the third quarter of 2024. We recognized a pre-tax loss of approximately $80 million from these sales in both the three and nine months ended September 30, 2024.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,115	$28	$2,436	$32	$13,551	$60
Mortgage-backed securities	460	2	4,774	86	5,234	88
Total U.S. Treasury and federal agencies	11,575	30	7,210	118	18,785	148
Non-U.S. debt securities:
Mortgage-backed securities	750	1	381	2	1,131	3
Asset-backed securities	221	—	667	2	888	2
Non-U.S. sovereign, supranational and non-U.S. agency	3,220	9	3,126	25	6,346	34
Other	231	—	146	4	377	4
Total non-U.S. debt securities	4,422	10	4,320	33	8,742	43
Other U.S. debt securities	—	—	53	2	53	2
Total	$15,997	$40	$11,583	$153	$27,580	$193

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$333	$2	$5,416	$163	$5,749	$165
Mortgage-backed securities	961	6	6,512	158	7,473	164
Total U.S. Treasury and federal agencies	1,294	8	11,928	321	13,222	329
Non-U.S. debt securities:
Mortgage-backed securities	424	1	719	6	1,143	7
Asset-backed securities	358	—	1,052	13	1,410	13
Non-U.S. sovereign, supranational and non-U.S. agency	3,972	7	5,788	125	9,760	132
Other	50	—	893	37	943	37
Total non-U.S. debt securities	4,804	8	8,452	181	13,256	189
Asset-backed securities:
Collateralized loan obligations	183	—	1,605	6	1,788	6
Non-agency CMBS and RMBS	35	—	180	3	215	3
Total asset-backed securities	218	—	1,785	9	2,003	9
State and political subdivisions	64	—	104	1	168	1
Other U.S. debt securities	3	—	303	8	306	8
Total	$6,383	$16	$22,572	$520	$28,955	$536
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2024. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2024
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,884	$4,890	$11,563	$11,545	$2,699	$2,689	$—	$—	$19,146	$19,124
Mortgage-backed securities	38	38	2,011	2,007	2,804	2,774	6,417	6,441	11,270	11,260
Total U.S. Treasury and federal agencies	4,922	4,928	13,574	13,552	5,503	5,463	6,417	6,441	30,416	30,384
Non-U.S. debt securities:
Mortgage-backed securities	127	128	411	411	52	52	1,946	1,946	2,536	2,537
Asset-backed securities	349	347	415	415	1,083	1,086	442	445	2,289	2,293
Non-U.S. sovereign, supranational and non-U.S. agency	3,090	3,087	10,584	10,653	1,551	1,549	—	—	15,225	15,289
Other	320	319	2,391	2,441	131	136	—	—	2,842	2,896
Total non-U.S. debt securities	3,886	3,881	13,801	13,920	2,817	2,823	2,388	2,391	22,892	23,015
Asset-backed securities:
Student loans	24	25	—	—	12	12	55	56	91	93
Collateralized loan obligations	20	20	151	151	1,776	1,778	1,107	1,109	3,054	3,058
Non-agency CMBS and RMBS	—	—	—	—	—	—	1	5	1	5
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	44	45	241	242	1,788	1,790	1,163	1,170	3,236	3,247
State and political subdivisions	30	30	67	67	54	54	—	—	151	151
Other U.S. debt securities	32	31	26	25	—	—	—	—	58	56
Total	$8,914	$8,915	$27,709	$27,806	$10,162	$10,130	$9,968	$10,002	$56,753	$56,853
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,520	$3,487	$2,060	$2,029	$1	$1	$8	$8	$5,589	$5,525
Mortgage-backed securities	137	126	1,329	1,246	3,678	3,220	31,807	27,961	36,951	32,553
Total U.S. Treasury and federal agencies	3,657	3,613	3,389	3,275	3,679	3,221	31,815	27,969	42,540	38,078
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,524	1,511	2,545	2,498	263	255	—	—	4,332	4,264
Total non-U.S. debt securities	1,524	1,511	2,545	2,498	263	255	—	—	4,332	4,264
Asset-backed securities:
Student loans	156	153	283	283	421	421	1,745	1,726	2,605	2,583
Total asset-backed securities	156	153	283	283	421	421	1,745	1,726	2,605	2,583
Total	$5,337	$5,277	$6,217	$6,056	$4,363	$3,897	$33,560	$29,695	$49,477	$44,925

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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2024, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both September 30, 2024 and December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. In the third quarter of 2024, we recorded no provision for credit losses and no charge-offs on HTM securities.
As of both September 30, 2024 and December 31, 2023, we had no allowance for credit losses on AFS investment securities. In the third quarter of 2024, we recorded no provision for credit losses and no charge-offs on AFS securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $4.77 billion related to 1,478 securities as of September 30, 2024 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund finance(2)	$14,676	$13,697
Leveraged loans	2,708	2,412
Overdrafts	1,738	1,225
Collateralized loan obligations in loan form	50	150
Other(3)	2,846	2,512
Commercial real estate	2,856	3,069
Total domestic	$24,874	$23,065
Foreign(1):
Commercial and financial:
Fund finance(2)	$6,369	$4,956
Leveraged loans	1,142	1,194
Overdrafts	1,758	1,047
Collateralized loan obligations in loan form	7,818	6,369
Total foreign	17,087	13,566
Total loans(4)	41,961	36,631
Allowance for credit losses	(162)	(135)
Loans, net of allowance	$41,799	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $10.83 billion private equity capital call finance loans, $7.44 billion loans to real money funds and $1.48 billion loans to business development companies as of September 30, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $2.61 billion securities finance loans and $236 million loans to municipalities as of September 30, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of September 30, 2024, excluding overdrafts, floating rate loans totaled $35.67 billion and fixed rate loans totaled $2.79 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2023 Form 10-K for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2024 and December 31, 2023, the loans pledged as collateral totaled $13.30 billion and $13.00 billion, respectively.
As of September 30, 2024 and December 31, 2023, we had two loans totaling $192 million and three loans totaling $70 million, respectively, on non-accrual status.
In the third quarter of 2024, we purchased $802 million of collateralized loan obligations in loan form, which were all investment grade.
We sold and settled $9 million of loans in the third quarter of 2024.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2024, we had six loans totaling $79 million in the commercial and financial segment and four loans totaling $324 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of September 30, 2024, $77 million of our allowance for credit losses related to these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2024.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 87% of our loans were rated as investment grade as of September 30, 2024 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 11% of our loans as of September 30, 2024, and are concentrated in leveraged loans. Approximately 92% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2024.
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
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$34,566	$2,011	$36,577
Speculative	4,246	459	4,705
Special mention	214	62	276
Substandard	79	132	211
Doubtful	—	192	192
Total(1)	$39,105	$2,856	$41,961

December 31, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$29,737	$2,287	$32,024
Speculative	3,546	449	3,995
Special mention	242	62	304
Substandard	14	224	238
Doubtful	23	47	70
Total(1)	$33,562	$3,069	$36,631

(1) Loans include $3.50 billion and $2.27 billion of overdrafts as of September 30, 2024 and December 31, 2023, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of September 30, 2024, $3.11 billion overdrafts were investment grade and $0.39 billion overdrafts were speculative.
For additional information about credit quality, refer to pages 146 to 151 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2024. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,933	$223	$64	$47	$6	$250	$16,543	$19,066
Speculative	1,603	168	147	476	53	232	85	2,764
Special mention	49	41	—	57	—	—	—	147
Substandard	14	—	11	15	—	—	—	40
Total commercial and financing	$3,599	$432	$222	$595	$59	$482	$16,628	$22,017
Commercial real estate:
Risk Rating:
Investment grade	$41	$92	$500	$278	$128	$972	$—	$2,011
Speculative	—	123	20	70	100	146	—	459
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	132	—	132
Doubtful	—	—	—	—	—	192	—	192
Total commercial real estate	$41	$215	$520	$348	$228	$1,504	$—	$2,856
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$3,992	$2,004	$1,287	$2,415	$—	$—	$5,802	$15,500
Speculative	615	182	76	296	49	47	217	1,482
Special mention	—	38	—	29	—	—	—	67
Substandard	—	—	—	39	—	—	—	39
Total commercial and financing	$4,607	$2,224	$1,363	$2,779	$49	$47	$6,019	$17,088

Total loans	$8,247	$2,871	$2,105	$3,722	$336	$2,033	$22,647	$41,961

(1) Any reserve associated with accrued interest is not material. As of September 30, 2024, accrued interest receivable of $309 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.

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
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$56	$4	$76	$1	$8	$145
Provision	12	—	14	—	—	26
Ending balance	$68	$4	$90	$1	$8	$171

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	$150
Provision	13	1	55	—	(6)	63
Charge-offs	(17)	—	(25)	—	—	(42)
Ending balance	$68	$4	$90	$1	$8	$171

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$80	$3	$37	$—	$—	$15	$1	$136
Provision	(6)	—	7	—	1	(1)	(1)	—
Charge-offs	(2)	—	—	—	—	—	—	(2)
Ending balance	$72	$3	$44	$—	$1	$14	$—	$134

(1) Includes $2 million allowance for credit losses on Fund Finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale Securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$73	$5	$19	$2	$—	$23	$(1)	$121
Provision	12	(2)	25	(2)	1	(9)	1	26
Charge-offs	(13)	—	—	—	—	—	—	(13)
Ending balance	$72	$3	$44	$—	$1	$14	$—	$134

(1) Includes $2 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the third quarter of 2024, we recorded a $26 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, combined with a change in macroeconomic factors. We did not record a provision for credit losses in the third quarter of 2023.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2022	$7,232	$263	$7,495
Acquisitions	44	—	44
Foreign currency translation	70	2	72
Ending balance December 31, 2023	7,346	265	7,611
Acquisitions(1)	194	—	194
Foreign currency translation	27	1	28
Ending balance September 30, 2024	$7,567	$266	$7,833

(1) Investment Servicing includes the impact of the consolidation of our second operations joint venture in India.
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2022	$1,495	$49	$1,544
Amortization	(217)	(22)	(239)
Foreign currency translation	15	—	15
Ending balance December 31, 2023	1,293	27	1,320
Acquisitions	7	13	20
Amortization	(164)	(12)	(176)
Foreign currency translation	2	—	2
Ending balance September 30, 2024	$1,138	$28	$1,166
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,774	$(1,932)	$842
Technology	405	(245)	160
Core deposits	692	(543)	149
Other	100	(85)	15
Total	$3,971	$(2,805)	$1,166

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,761	$(1,808)	$953
Technology	402	(216)	186
Core deposits	690	(516)	174
Other	85	(78)	7
Total	$3,938	$(2,618)	$1,320
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Securities borrowed(1)	$35,147	$23,131
Derivative instruments, net	4,355	5,307
Bank-owned life insurance	3,826	3,742
Collateral, net	3,436	2,983
Investments in joint ventures and other unconsolidated entities(2)	3,163	2,981
Right-of-use assets	865	805
Prepaid expenses	839	598
Deferred tax assets, net of valuation allowance(3)	768	1,034
Receivable for securities settlement	628	1,082
Accounts receivable	574	611
Income taxes receivable	244	246
Deposits with clearing organizations	63	58
Other(4)	2,340	2,228
Total	$56,248	$44,806

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $200 million and $183 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.11 billion and $1.15 billion as of September 30, 2024 and December 31, 2023, respectively.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets, liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans, Deposit Facility Interest Rate (DFR) indexed ECB deposits and Interest Rate on Reserve Balances (IORB) indexed floating-rate cash deposits held across the Federal Reserve Bank system. The interest rate swaps synthetically convert the interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the EURIBOR, DFR and IORB.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2024, is approximately $149 million. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$46,505	$12,668
Foreign exchange contracts:
Forward, swap and spot	3,006,136	2,528,115
Options purchased	789	851
Options written	125	544
Futures	399	197
Other:
Futures	179	125
Stable value contracts(1)	28,456	28,704
Deferred value awards(2)	283	289
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	26,699	20,333
Foreign exchange contracts:
Forward and swap	9,644	9,777

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$19,893	$19,498	$20,241	$19,153
Other derivative contracts	—	—	157	182
Total	$19,893	$19,498	$20,398	$19,335

Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$196	$190	$263
Interest rate contracts	53	13	1	4
Total	$60	$209	$191	$267

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$230	$198	$645	$621
Foreign exchange contracts	Interest expense	82	(24)	195	(40)
Interest rate contracts	Foreign exchange trading services revenue	2	(3)	11	(2)
Other derivative contracts	Other fee revenue	(10)	6	(13)	5
Other derivative contracts	Compensation and employee benefits	(22)	(21)	(94)	(99)
Total		$282	$156	$744	$485
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,470	$(181)	$114
Available-for-sale securities(2)(3)	16,563	48	1

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,463	$(340)	$156
Available-for-sale securities(2)(3)	11,260	(503)	3

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At September 30, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $630 million and $685 million, respectively, of which $400 million was designated under the portfolio layer hedging relationship for both periods. At September 30, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was ($2) million and ($6) million, respectively.
(3) Carrying amount represents amortized cost.
As of September 30, 2024 and December 31, 2023, the total notional amount of the interest rate swaps of fair value hedges was $25.01 billion and $19.43 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2024	2023			2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(521)	$57	Available-for-sale securities(1)	Net interest income	$522	$(57)
Interest rate contracts	Net interest income	195	(76)	Long-term debt	Net interest income	(195)	76
Foreign exchange contracts	Other fee revenue	18	—	Available-for-sale securities	Other fee revenue	(18)	—
Total		$(308)	$(19)			$309	$19

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2024	2023			2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(478)	$99	Available-for-sale securities(2)	Net interest income	$479	$(100)
Interest rate contracts	Net interest income	159	(52)	Long-term debt	Net interest income	(159)	52
Foreign exchange contracts	Other fee revenue	23	—	Available-for-sale securities	Other fee revenue	(23)	—
Total		$(296)	$47			$297	$(48)

(1) In the three months ended September 30, 2024, approximately $436 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $36 million of net unrealized gains in the same period of 2023.
(2) In the nine months ended September 30, 2024, approximately $404 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $70 million of net unrealized gains in the same period of 2023.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2024	2023
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$15	$(1)	Net interest income	$(51)	$(53)
Foreign exchange contracts	—	33	Net interest income	—	—
Total derivatives designated as cash flow hedges	$15	$32		$(51)	$(53)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(265)	$225	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(265)	225		—	—
Total	$(250)	$257		$(51)	$(53)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(6)	$(4)	Net interest income	$(160)	$(156)
Foreign exchange contracts	59	115	Net interest income	254	1
Total derivatives designated as cash flow hedges	$53	$111		$94	$(155)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(22)	$176	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(22)	176		—	—
Total	$31	$287		$94	$(155)

(1) As of September 30, 2024, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of September 30, 2024 totaled approximately $2.89 billion, against which we provided $1.39 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2024, the maximum additional collateral we would be required to post to our counterparties is approximately $1.50 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 159 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
As of September 30, 2024 and December 31, 2023, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $14.11 billion and $10.67 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $4.03 billion and $6.41 billion, respectively.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,900	$(12,000)	$7,900	$—	$7,900
Interest rate contracts(6)	53	(1)	52	—	52
Cash collateral and securities netting	NA	(3,597)	(3,597)	(880)	(4,477)
Total derivatives	19,953	(15,598)	4,355	(880)	3,475
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	272,387	(228,907)	43,480	(40,496)	2,984
Total derivatives and other financial instruments	$292,340	$(244,505)	$47,835	$(41,376)	$6,459

Assets:	December 31, 2023
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,694	$(10,496)	$9,198	$—	$9,198
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(3,904)	(3,904)	(1,069)	(4,973)
Total derivatives	19,707	(14,400)	5,307	(1,069)	4,238
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	230,384	(200,561)	29,823	(28,016)	1,807
Total derivatives and other financial instruments	$250,091	$(214,961)	$35,130	$(29,085)	$6,045

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
(7) Included in the $43.48 billion as of September 30, 2024 were $8.33 billion of resale agreements and $35.15 billion of collateral provided related to securities borrowing. Included in the $29.82 billion as of December 31, 2023 were $6.69 billion of resale agreements and $23.13 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$20,431	$(12,000)	$8,431	$—	$8,431
Interest rate contracts(6)	1	(1)	—	—	—
Other derivative contracts	157	—	157	—	157
Cash collateral and securities netting	NA	(1,537)	(1,537)	(631)	(2,168)
Total derivatives	20,589	(13,538)	7,051	(631)	6,420
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	245,493	(228,907)	16,586	(16,395)	191
Total derivatives and other financial instruments	$266,082	$(242,445)	$23,637	$(17,026)	$6,611
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
(7) Included in the $16.59 billion as of September 30, 2024 were $2.12 billion of repurchase agreements and $14.47 billion of collateral received related to securities lending transactions. Included in the $13.80 billion as of December 31, 2023 were $1.87 billion of repurchase agreements and $11.93 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of September 30, 2024					As of December 31, 2023
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$221,904	$—	$600	$1,328	$223,832	$196,212	$—	$185	$1,360	$197,757
Total	221,904	—	600	1,328	223,832	196,212	—	185	1,360	197,757
Securities lending transactions:
US Treasury and agency securities	118	—	—	—	118	6	—	—	—	6
Corporate debt securities	158	—	13	—	171	278	—	3	—	281
Equity securities	10,817	15	41	3,756	14,629	7,128	20	13	2,291	9,452
Other(1)	6,743	—	—	—	6,743	6,866	—	—	—	6,866
Total	17,836	15	54	3,756	21,661	14,278	20	16	2,291	16,605
Gross amount of recognized liabilities for repurchase agreements and securities lending	$239,740	$15	$654	$5,084	$245,493	$210,490	$20	$201	$3,651	$214,362

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Commitments:
Unfunded credit facilities	$33,189	$34,197
Guarantees(1):
Indemnified securities financing	$363,842	$279,916
Standby letters of credit	979	1,510

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 76% of our unfunded commitments to extend credit expire within one year as of September 30, 2024, compared to approximately 75% as of December 31, 2023.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2024	December 31, 2023
Fair value of indemnified securities financing	$363,842	$279,916
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	377,231	293,855
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	68,132	59,028
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	73,208	63,105
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2024 and
December 31, 2023, we had approximately $35.15 billion and $23.13 billion, respectively, of collateral provided and approximately $14.47 billion and $11.93 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both September 30, 2024 and December 31, 2023, we did not record any liabilities under these arrangements.
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
As of September 30, 2024, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $11 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2024, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $30 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Gomes, et al. v. State Street Corp.
Eight participants in our Salary Savings Program filed a purported class action complaint in May 2021 on behalf of participants and beneficiaries who participated in the program and invested in our proprietary investment fund options between May 2015 and the present. The complaint named the plan sponsor as well as the committees overseeing the plan and their respective members as defendants, and alleged breach of fiduciary duty and violations of other duties owed to retirement plan participants under ERISA. We resolved this matter at a cost that was within our established accruals for loss contingencies.
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
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pension Risk Transfer Litigation
State Street Global Advisors Trust Company (“SSGA”) is named as a defendant in a series of purported class action complaints filed by participants in pension plans where, in each case, SSGA was hired as independent fiduciary on behalf of the pension plan to conduct an ERISA-compliant due diligence review of potential insurers who could assume the plan’s liabilities and satisfy its payment obligations through the purchase of a group annuity contract, consistent with DOL guidance. The complaints, collectively, allege violations of ERISA’s fiduciary and prohibited transaction rules against SSGA, the plan sponsors, and others.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $216 million and $237 million as of September 30, 2024 and December 31, 2023, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2015. Management believes that we have sufficiently accrued liabilities as of September 30, 2024 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 165 to 166 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2023 Form 10-K.
Interests in Investment Funds
As of both September 30, 2024 and December 31, 2023, we had no consolidated funds. As of both September 30, 2024 and December 31, 2023, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $20 million and $18 million as of September 30, 2024 and December 31, 2023, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of September 30, 2024 and December 31, 2023, our potential maximum loss exposure related to these unconsolidated entities totaled $1.16 billion and $1.33 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2024, we had investments in LIHTC and production tax credit investments of $736 million and $306 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $46 million at September 30, 2024. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to the LIHTC investments were $124 million at September 30, 2024. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2041.
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income:
Income (loss) recorded on investments within other fee revenue	$7	$8	$18	$23
Income recorded in total revenue	7	8	18	23
Tax credits and benefits recognized in income tax expense	69	68	196	202
Proportional amortization recognized in income tax expense	(55)	(52)	(154)	(156)
Net benefits included in income tax expense	14	16	42	46
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income	$21	$24	$60	$69
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2024:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029

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
On July 24, 2024, we issued 850,000 depositary shares, each representing 1/100th ownership interest in shares of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $842 million. Dividends on the Series J Preferred Stock will be payable quarterly at an initial rate of 6.700% per annum commencing on December 15, 2024, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
On September 16, 2024, we redeemed an aggregate $500 million, or all 5,000 outstanding shares, of our non-cumulative perpetual preferred stock, Series H (represented by 500,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depository share), plus all declared and unpaid dividends.
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,338	23.38	6
Series G	1,338	0.33	7	1,338	0.33	7
Series H	2,036	20.36	10	—	—	—
Series I	1,675	16.75	25	—	—	—
Total			$42			$24

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$4,425	$1.11	$33
Series F	2,336	23.36	6	6,592	65.92	17
Series G	4,013	1.00	20	4,013	1.00	20
Series H	6,251	62.51	31	2,813	28.13	14
Series I	4,188	41.88	63	—	—	—
Total			$131			$84
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $450 million of our common stock in the third quarter of 2024 and a total of $750 million during the nine months ended September 30, 2024, under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended September 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	5.4	$84.00	$450	—	$—	$—
2023 Program	—	—	—	13.8	72.23	1,000

	Nine Months Ended September 30,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	9.4	$79.73	$750	—	$—	$—
2023 Program	—	—	—	42.3	78.08	3,300
The tables below present the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$224	$0.69	$213

	Nine Months Ended September 30,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.14	$639	$1.95	$628
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	83	49	—	(145)	176	163
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	113	378	12	—	—	503
Other comprehensive income (loss)	196	427	12	(145)	176	666
Balance as of September 30, 2023	$(163)	$(1,390)	$(131)	$(1,896)	$535	$(3,045)

Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	39	206	6	197	(22)	426
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(69)	371	1	—	—	303
Other comprehensive income (loss)	(30)	577	7	197	(22)	729
Balance as of September 30, 2024	$(161)	$(370)	$(138)	$(1,203)	$247	$(1,625)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($415) million and ($530) million as of September 30, 2024 and December 31, 2023, respectively, related to AFS investment securities previously transferred to HTM.
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2024	2023
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $21, and $81, respectively	$59	$213	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $15 and $22, respectively	42	59	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $13 and $14, respectively	38	39	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$139	$311

	Nine Months Ended September 30,
	2024	2023
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $21 and $81, respectively	$59	$213	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $113 and $61, respectively	312	165	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of ($25) and $42, respectively	(69)	113	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $0 and $5, respectively	1	12	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$303	$503
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
As of September 30, 2024, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2024, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2024 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches September 30, 2024	Basel III Standardized Approach September 30, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders' equity:
Common stock and related surplus			$11,227	$11,227	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			29,073	29,073	27,957	27,957	15,373	15,373	14,454	14,454
Accumulated other comprehensive income (loss)			(1,625)	(1,625)	(2,354)	(2,354)	(1,390)	(1,390)	(2,097)	(2,097)
Treasury stock, at cost			(15,663)	(15,663)	(15,025)	(15,025)	—	—	—	—
Total			23,012	23,012	21,823	21,823	27,316	27,316	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,531)	(8,531)	(8,470)	(8,470)	(8,258)	(8,258)	(8,208)	(8,208)
Other adjustments(1)			(410)	(410)	(382)	(382)	(302)	(302)	(298)	(298)
Common equity tier 1 capital			14,071	14,071	12,971	12,971	18,756	18,756	16,884	16,884
Preferred stock			2,816	2,816	1,976	1,976	—	—	—	—
Tier 1 capital			16,887	16,887	14,947	14,947	18,756	18,756	16,884	16,884
Qualifying subordinated long-term debt			1,867	1,867	1,870	1,870	532	532	536	536
Allowance for credit losses			—	171	—	150	1	171	—	150
Total capital			$18,754	$18,925	$16,817	$16,967	$19,289	$19,459	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$61,857	$118,987	$61,210	$109,228	$56,595	$116,847	$54,942	$107,067
Operational risk(3)			48,788	NA	43,768	NA	46,863	NA	42,297	NA
Market risk			2,150	2,150	2,475	2,475	2,150	2,150	2,475	2,475
Total risk-weighted assets			$112,795	$121,137	$107,453	$111,703	$105,608	$118,997	$99,714	$109,542

Adjusted quarterly average assets			$305,699	$305,699	$269,807	$269,807	$302,212	$302,212	$266,818	$266,818

Capital Ratios:	2024 Minimum Requirements(4)	2023 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	11.6%	12.1%	11.6%	17.8%	15.8%	16.9%	15.4%
Tier 1 capital	9.5	9.5	15.0	13.9	13.9	13.4	17.8	15.8	16.9	15.4
Total capital	11.5	11.5	16.6	15.6	15.7	15.2	18.3	16.4	17.5	16.0
Tier 1 leverage(5)	4.0	4.0	5.5	5.5	5.5	5.5	6.2	6.2	6.3	6.3

(1) Other adjustments within CET1 capital primarily include disallowed deferred tax assets, cash flow hedges that are not recognized at fair value on the balance sheet, and the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities.
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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect from October 1, 2024, through September 30, 2025.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest income:
Interest-bearing deposits with banks	$878	$693	$2,805	$2,031
Investment securities:
Investment securities available-for-sale	733	464	1,978	1,218
Investment securities held-to-maturity	266	314	837	954
Total investment securities	999	778	2,815	2,172
Securities purchased under resale agreements	183	65	516	223
Loans	579	492	1,687	1,330
Other interest-earning assets	442	300	1,145	831
Total interest income	3,081	2,328	8,968	6,587
Interest expense:
Interest-bearing deposits	1,696	1,332	4,973	3,479
Securities sold under repurchase agreements	28	6	110	28
Other short-term borrowings	176	2	444	34
Long-term debt	267	241	792	635
Other interest-bearing liabilities	191	123	475	330
Total interest expense	2,358	1,704	6,794	4,506
Net interest income	$723	$624	$2,174	$2,081
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Professional services	$105	$99	$326	$315
Sales advertising and public relations	45	38	104	91
Securities processing	16	10	43	35
Regulatory fees and assessments(1)	12	18	162	62
Bank operations	11	9	33	33
Donations	1	13	27	26
Other	105	98	318	279
Total other expenses	$295	$285	$1,013	$841

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of Silicon Valley Bank and Signature Bank.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Payments and other adjustments	(14)	(1)	(15)
Accrual Balance at March 31, 2023	69	4	73
Payments and Other Adjustments	(16)	(1)	(17)
Accrual Balance at June 30, 2023	53	3	56
Payments and Other Adjustments	(12)	(2)	(14)
Accrual Balance at September 30, 2023	$41	$1	$42
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and Other Adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	151	1	152
Payments and Other Adjustments	(17)	—	(17)
Accrual Balance at September 30, 2024	$134	$1	$135
State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to page 177 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2023 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income	$730	$422	$1,904	$1,734
Less:
Preferred stock dividends	(48)	(24)	(148)	(84)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$682	$398	$1,755	$1,649
Average common shares outstanding (In thousands):
Basic average common shares	297,365	313,147	299,964	327,776
Effect of dilutive securities: equity-based awards	4,482	4,182	4,212	4,235
Diluted average common shares	301,847	317,329	304,176	332,011
Anti-dilutive securities(2)	3	1,683	728	1,368
Earnings per common share:
Basic	$2.29	$1.27	$5.85	$5.03
Diluted(3)	2.26	1.25	5.77	4.97

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
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, and for the nine months ended September 30, 2024, are primarily related to revenues associated with the loss on sale of investment securities relating to an investment portfolio repositioning, gain on sale of an equity investment, a revenue-related recovery from settlement proceeds associated with a 2018 FX benchmark litigation resolution and expenses associated with the FDIC special assessment to recover estimated losses to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closure of SVB and Signature Bank.

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Servicing fees	$1,266	$1,234	$—	$—	$—	$—	$1,266	$1,234
Management fees	—	—	527	479	—	—	527	479
Foreign exchange trading services	312	278	47	35	15	—	374	313
Securities finance	111	98	5	5	—	—	116	103
Software and processing fees	208	188	—	—	—	—	208	188
Other fee revenue	48	41	11	3	66	—	125	44
Total fee revenue	1,945	1,839	590	522	81	—	2,616	2,361
Net interest income	716	620	7	4	—	—	723	624
Total other income	1	—	—	—	(81)	(294)	(80)	(294)
Total revenue	2,662	2,459	597	526	—	(294)	3,259	2,691
Provision for credit losses	26	—	—	—	—	—	26	—
Total expenses	1,891	1,798	417	379	—	3	2,308	2,180
Income before income tax expense	$745	$661	$180	$147	$—	$(297)	$925	$511
Pre-tax margin	28%	27%	30%	28%			28%	19%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Servicing fees	$3,733	$3,710	$—	$—	—	$—	$3,733	$3,710
Management fees	—	—	1,548	1,397	—	—	1,548	1,397
Foreign exchange trading services	924	875	102	83	15	—	1,041	958
Securities finance	302	310	18	19	—	—	320	329
Software and processing fees (1)	629	574	—	—	—	—	629	574
Other fee revenue	127	124	30	23	66	—	223	147
Total fee revenue	5,715	5,593	1,698	1,522	81	—	7,494	7,115
Net interest income	2,157	2,069	17	12	—	—	2,174	2,081
Total other income	1	—	—	—	(81)	(294)	(80)	(294)
Total revenue	7,873	7,662	1,715	1,534	—	(294)	9,588	8,902
Provision for credit losses	63	26	—	—	—	—	63	26
Total expenses	5,734	5,626	1,225	1,126	131	9	7,090	6,761
Income before income tax expense	$2,076	$2,010	$490	$408	$(131)	$(303)	2,435	$2,115
Pre-tax margin	26%	26%	29%	27%			25%	24%
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

	Three Months Ended September 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,266	$—	$1,266	$—	$—	$—	$—	$—	$—	$1,266
Management fees	—	—	—	527	—	527	—	—	—	527
Foreign exchange trading services	96	216	312	47	—	47	—	15	15	374
Securities finance	45	66	111	—	5	5	—	—	—	116
Software and processing fees	159	49	208	—	—	—	—	—	—	208
Other fee revenue	—	48	48	—	11	11	—	66	66	125
Total fee revenue	1,566	379	1,945	574	16	590	—	81	81	2,616
Net interest income	—	716	716	—	7	7	—	—	—	723
Total other income	—	1	1	—	—	—	—	(81)	(81)	(80)
Total revenue	$1,566	$1,096	$2,662	$574	$23	$597	$—	$—	$—	$3,259

	Nine Months Ended September 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$3,733	$—	$3,733	$—	$—	$—	$—	$—	$—	$3,733
Management fees	—	—	—	1,548	—	1,548	—	—	—	1,548
Foreign exchange trading services	286	638	924	102	—	102	—	15	15	1,041
Securities finance	139	163	302	—	18	18	—	—	—	320
Software and processing fees	476	153	629	—	—	—	—	—	—	629
Other fee revenue	—	127	127	—	30	30	—	66	66	223
Total fee revenue	4,634	1,081	5,715	1,650	48	1,698	—	81	81	7,494
Net interest income	—	2,157	2,157	—	17	17	—	—	—	2,174
Total other income	—	1	1	—	—	—	—	(81)	(81)	(80)
Total revenue	$4,634	$3,239	$7,873	$1,650	$65	$1,715	$—	$—	$—	$9,588

	Three Months Ended September 30, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$1,234	$—	$1,234	$—	$—	$—	$—	$—	$—	$1,234
Management fees	—	—	—	479	—	479	—	—	—	479
Foreign exchange trading services	84	194	278	35	—	35	—	—	—	313
Securities finance	53	45	98	—	5	5	—	—	—	103
Software and processing fees	142	46	188	—	—	—	—	—	—	188
Other fee revenue	—	41	41	—	3	3	—	—	—	44
Total fee revenue	1,513	326	1,839	514	8	522	—	—	—	2,361
Net interest income	—	620	620	—	4	4	—	—	—	624
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$1,513	$946	$2,459	$514	$12	$526	$—	$(294)	$(294)	$2,691

	Nine Months Ended September 30, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$3,710	$—	$3,710	$—	$—	$—	$—	$—	$—	$3,710
Management fees	—	—	—	1,397	—	1,397	—	—	—	1,397
Foreign exchange trading services	260	615	875	83	—	83	—	—	—	958
Securities finance	177	133	310	—	19	19	—	—	—	329
Software and processing fees	436	138	574	—	—	—	—	—	—	574
Other fee revenue	—	124	124	—	23	23	—	—	—	147
Total fee revenue	4,583	1,010	5,593	1,480	42	1,522	—	—	—	7,115
Net interest income	—	2,069	2,069	—	12	12	—	—	—	2,081
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$4,583	$3,079	$7,662	$1,480	$54	$1,534	$—	$(294)	$(294)	$8,902

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of September 30, 2024 and December 31, 2023, net receivables of $3.04 billion and $2.72 billion, respectively, are included in accrued interest and fees receivable, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $143 million and $133 million of deferred revenue as of September 30, 2024 and December 31, 2023, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended September 30, 2024, we recognized revenue of $71 million relating to deferred revenue of $151 million as of June 30, 2024. In the nine months ended September 30, 2024, we recognized revenue of $113 million relating to deferred revenue of $133 million as of December 31, 2023.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2024, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.73 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
No adjustments are made to the promised amount of consideration for the effects of a significant financing component as the period between when we transfer a promised service to a customer and when the customer pays for that service is expected to be one year or less.
Note 19.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients that are generally serviced or managed outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,339	$1,920	$3,259	$1,081	$1,610	$2,691
Income before income tax expense	326	599	925	130	381	511

	Nine Months Ended September 30,
	2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$4,071	$5,517	$9,588	$3,777	$5,125	$8,902
Income before income tax expense	968	1,467	2,435	819	1,296	2,115

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 24% and 25% of total management fees in the three and nine months ended September 30, 2024, respectively, compared to approximately 25% and 26% in the three and nine months ended September 30, 2023, respectively.
Servicing fees generated outside the U.S. were approximately 47% of total servicing fees in both the three and nine months ended September 30, 2024, compared to approximately 47% and 46% in the three and nine months ended September 30, 2023, respectively.
Non-U.S. assets were $95.26 billion and $80.75 billion as of September 30, 2024 and 2023, respectively.

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 20.    Subsequent Events
On October 1, 2024, we notified the holders of our $1 billion aggregate principal amount of 2.354% fixed-to-floating rate senior notes due 2025, that we will redeem all the notes on November 1, 2024.
On October 22, 2024, we issued $1.2 billion aggregate principal amount of 4.330% fixed rate senior notes due 2027, $300 million aggregate principal amount of floating rate senior notes due 2027, and $800 million aggregate principal amount of 4.675% fixed-to-floating rate senior notes due 2032.
State Street Corporation | 89

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2024, the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and nine-month periods ended September 30, 2024 and 2023, cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 31, 2024

State Street Corporation | 90

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
bps	Basis points	LTD	Long-term debt
CAD	Canadian Dollar	MBS	Mortgage-backed securities
CCB	Capital Conservation Buffer	NII	Net interest income
CMBS	Commercial Mortgage backed Security	NIM	Net interest margin
CRD	Charles River Development	NSFR(1)	Net stable funding ratio
CET1(1)	Common equity tier 1	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	RMBS	Residential mortgage-backed securities
DIF	Deposit Insurance Fund	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SaaS	Software as a service
ERISA	Employee Retirement Income Security Act of 1974	SCB	Stress Capital Buffer
ETF	Exchange-Traded Fund	SEC	Securities and Exchange Commission
EUR	Euro	SLR(1)	Supplementary leverage ratio
EURIBOR	Euro Interbank Offered Rate	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	USD	U.S. Dollar
GBP	British Pound Sterling	VaR	Value-at-Risk

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

State Street Corporation | 92

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This new program has no set expiration date and is not expected to be executed in full during 2024. We repurchased $450 million of our common stock in the third quarter of 2024 and a total of $750 million during the nine months ended September 30, 2024, under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended September 30, 2024.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
July 1 - July 31, 2024	678	$84.78	678	$4,643
August 1 - August 31, 2024	2,222	82.12	2,222	4,460
September 1 - September 30, 2024	2,457	85.48	2,457	4,250
Total	5,357	$84.00	5,357	$4,250
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the third quarter of 2024, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Kathryn M. Horgan Executive Vice President	8/21/2024	8/29/2025	Sale of up to 12,500 shares of common stock in several transactions during 2024 and 2025
Ann Fogarty Executive Vice President	8/21/2024	8/29/2025	Sale of up to 14,200 shares of common stock in several transactions during 2024 and 2025

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the third quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 93

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

4.1
Deposit Agreement, dated July 24, 2024, by and among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street’s Current Report on Form 8-K (File No. 001-07511), filed with the SEC on July 24, 2024 and incorporated herein by reference)

10.1†
State Street’s Management Supplemental Savings Plan, Amended and Restated Effective as of September 1, 2024 (“MSSP”) (filed as Exhibit 4.3 to State Street’s Registration Statement on Form S-8 filed with the SEC on September 20, 2024 and incorporated herein by reference)

	10.2†	State Street’s Rabbi Trust Agreement applicable to the MSSP dated June 1, 2002
	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2024 and 2023, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2024 and 2023, (iii) consolidated statement of condition as of September 30, 2024 and December 31, 2023, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2024 and 2023, (v) consolidated statement of cash flows for the nine months ended September 30, 2024 and 2023, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 94

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 31, 2024	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2024	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 95