Form 10-K
period 2024-12-31
STATE STREET CORP
filed 2025-02-13
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($74.00) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was approximately $22.09 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2025 was 288,469,096.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2025 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2024

State Street Corporation | 2

State Street Corporation | 3

Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management’s Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth, new technologies, services and opportunities, sustainability and impact, human capital and climate, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “expect,” “outlook,” “will,” “goal,” “target,” “strategy” “may,” “estimate,” “plan,” “intend,” “objective,” “forecast,” “believe,” “priority,” “anticipate,” “seek,” and “trend,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include the factors described under the headings “Risk Factors Summary” and “Risk Factors” and elsewhere in this Form 10-K, including under “Management’s Discussion and Analysis.”
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov or on the “Filings & reports” tab of our website at investors.statestreet.com.
Risk Factors Summary
The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business or consolidated results of operations or financial condition. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks under the heading “Risk Factors,” as well as elsewhere in this Form 10-K under the heading “Management’s Discussion and Analysis.”
Strategic Risks
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Alpha® and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, may impose costs on us, involve dependencies on third parties and may expose us to increased risks;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of these transactions, pose risks for our business; and
State Street Corporation | 4

•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, the ongoing conflicts in Ukraine and in the Middle East, major political shifts domestically or internationally, actions taken by central banks to address inflationary and growth pressures, changes in monetary policy or periods of significant volatility in the markets for equity, fixed income and other assets classes globally or within specific markets;
•We have significant global operations, and clients, that can be adversely impacted by disruptions in key economies, including local, regional and geopolitical developments affecting those economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, changes in prevailing interest rates or market conditions have led, and were they to occur in the future could further lead, to decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios;
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
•We face extensive and changing government regulation and supervision in the U.S. and non-U.S. jurisdictions in which we operate, which may increase our costs and compliance risks and may affect our business activities and strategies;
•Our businesses may be adversely affected by government enforcement and litigation;
•Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management, stewardship and corporate sustainability or ESG practices;
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
State Street Corporation | 5

Operational, Cyber and Technology Risks
•Attacks or unauthorized access to our or our business partners’ or clients’ information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, could result in significant costs, reputational damage and impacts on our business activities;
•Our business may be negatively affected by risks associated with strategic initiatives we are employing to enhance the effectiveness and efficiency of our operations and of our cybersecurity and technology infrastructure;
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
•Shifting and maintaining operational activities to non-U.S. jurisdictions, changing our operating model, and outsourcing to, or insourcing from, third parties expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings or operational improvements;
•Long-term contracts and customizing service delivery for clients expose us to increased operational risk, pricing and performance risk;
•The quantitative models we use to manage our business may contain errors that could adversely impact our business, financial condition, operating results and regulatory compliance, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm;
•We may not be able to protect our intellectual property, and we are subject to claims of third party intellectual property rights;
•Our reputation and business prospects may be damaged if investors in the collective investment pools we sponsor or manage incur substantial losses in these investment pools or are restricted in redeeming their interests in these investment pools;
•The impacts of global regulatory requirements and expectations, shifting client preferences, and disclosure requirements related to climate risks, and sustainability standards could adversely affect us; and
•We may incur losses or face negative impacts on our business as a result of unforeseen events, including terrorist attacks, geopolitical events, acute or chronic physical risk events, including natural disasters, pandemics, global conflicts, or a banking crisis, which may have a negative impact on our business and operations.
PART I
ITEM 1. BUSINESS
OVERVIEW
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment services, markets and financing solutions and investment management. Our clients - asset managers and owners, insurance companies, wealth managers, official institutions and central banks - rely on us to deliver solutions that support their business objectives across the investment life cycle. Leveraging our strength and scale, innovation and platforms, and industry expertise, we are an essential partner to our clients. In all aspects of our business, we work toward a singular purpose: to help create better outcomes for the world’s investors and the people they serve.
Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors globally, with $46.56 trillion of AUC/A and $4.72 trillion of AUM as of December 31, 2024.
We had consolidated total assets of $353.24 billion, consolidated total deposits of $261.92 billion, consolidated total shareholders’ equity of $25.33 billion and approximately 53,000 employees as of December 31, 2024.
State Street Corporation, referred to as the Parent Company, was organized in 1969 under the laws of the Commonwealth of Massachusetts, and is a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956. The Parent Company is a source of financial and managerial strength to our subsidiaries. We conduct our business primarily through State Street Bank, which traces its beginnings to 1792, with the founding of our oldest ancestor bank, Union Bank. State Street Bank’s current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. State Street Bank operates as a specialized bank, referred to as a trust
State Street Corporation | 6

or custody bank, that services and manages assets on behalf of its institutional clients.
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
ADDITIONAL INFORMATION
On the “Filings & reports” tab of our website at investors.statestreet.com, we make available, free of charge, all reports we electronically file with, or furnish to, the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street (including references to investors.statestreet.com) and the SEC in this report as inactive textual references only. Information on those websites (or any other) is not incorporated by reference in this Form 10-K.
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
Investment Servicing
Our Investment Servicing line of business provides a broad range of services and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide.
Through State Street Investment Services, State Street Global Markets® and State Street Alpha®, we offer a full range of back- and middle-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our middle- and back-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha®. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate, Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/sponsor communication capabilities to wealth managers, private banks and financial advisors.
As the digital asset space continues to mature, we are building solutions to service, tokenize and safekeep digital assets. Our vision is to enable core digital asset infrastructure as a trusted provider of end-to-end solutions on a secure, interoperable blockchain.
We provide some or all of our Investment Servicing products and services to clients in the United States and in many other markets, including,
State Street Corporation | 7

among others, Australia, Canada, China, Cayman Islands, France, Germany, Ireland, Italy, Japan, Luxembourg, South Korea and the United Kingdom. As of December 31, 2024, we serviced AUC/A of approximately $46.56 trillion, comprising approximately $33.29 trillion in the Americas, approximately $10.18 trillion in Europe and the Middle East and approximately $3.09 trillion in the Asia-Pacific region.
Investment Management
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Global Advisors. Our investment management solutions include strategies across equity, fixed income, cash, multi-asset and alternatives; products such as SPDR® ETFs and index funds; and services including defined benefit, defined contribution, and Outsourced Chief Investment Officer. As of December 31, 2024, State Street Global Advisors had approximately $4.72 trillion in AUM.
Additional information about our lines of business is provided under “Line of Business Information” included in our Management’s Discussion and Analysis, and in Note 24 to the consolidated financial statements in this Form 10-K. Additional information about our non-U.S. activities is included in Note 26 to the consolidated financial statements in this Form 10-K.
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
Our success and competitive position may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, including those incorporating artificial intelligence, to implement efficiencies into our operational processes, to bring new services to market in a timely fashion at competitive prices, to integrate existing and future products and services effectively into State Street Alpha and State Street Digital, to continue to expand our relationships with existing clients and to attract new clients, to maintain and enhance our reputation, to manage risk and to effectively and efficiently operate in a highly regulated environment.
As a G-SIB, we are subject to extensive regulation and supervision with respect to our operations and activities. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company; therefore some of our competitors may not be subject to the same limitations, requirements and standards with respect to their operations and activities. Most other financial institutions designated as systemically important have substantially greater financial resources and a broader base of operations than we do and are, consequently, in a better competitive position to manage and bear the costs of this enhanced regulatory requirement. See “Supervision and Regulation” in this Item for more information.
HUMAN CAPITAL
Our human capital strategy is a meaningful driver of our overall enterprise strategy and our long-term performance. Our employees drive the company’s value proposition, innovate better ways to serve our clients and act as custodians of our reputation. We seek to empower our employees by providing development and learning opportunities to help each person reach their full potential. The Board of Directors’ Human Resources Committee oversees our human capital management strategy and receives regular updates on matters such as engagement, culture, talent management, retention and productivity.
We aim to promote strong levels of employee commitment and connection to the company by providing an environment that supports our diverse employee population in amplifying behaviors that drive our business strategy. We believe that an inclusive culture where employees feel valued, engaged and empowered makes State Street a more desirable place to work, helps us attract and retain employees as they grow in their careers, and fosters an environment that enhances each individual’s sense of belonging, productivity and professional satisfaction. The integrity and ethical decision-making of our employees is paramount for our culture. We want our employees to know their opinions matter and are respected, to feel comfortable asking
State Street Corporation | 8

questions and raising concerns, and to have no fear of retaliation.
Our talent management efforts are focused on recruiting, developing and retaining top talent and industry leaders in markets that align with current and future demands and the evolution of our business. Our objective is to seek a wide pool of talent globally, so we are well positioned to be an essential partner to our clients. To support the retention and ongoing development of our employees, we offer competitive compensation and benefits, a wide range of learning and development offerings, and strong support by involved and well-trained leaders. We carefully monitor our hiring, promotion and turnover rates and implement programs to help retain, develop and enhance the skills of our employees, including through a focus on internal mobility.
Our approach is centered on skills that are aligned with our corporate strategy and designed to address the rapidly changing, technology-centric demands of the financial services industry. We also regularly monitor our compensation program to maintain competitiveness and to reward high performance.
Driving improvements in both individual and organizational productivity is a key enabler of our overall human capital management strategy, and we are focused on strategic workforce planning, building upon current headcount budgeting and forecasting activities. Our productivity efforts aim to promote the optimal effectiveness and efficiency of our human capital through clear alignment between our business strategy and our organizational structure, geographic footprint, performance management, people development and reward systems. We focus on cultivating a high performing workforce that drives innovation and profitable growth, is responsive to changing client and business needs and is structured and resourced to deliver desired outcomes.
Our employee population at December 31, 2024 increased approximately 13% to approximately 53,000 employees, compared to December 31, 2023, primarily reflecting the consolidation of an operations joint venture in India in the second quarter of 2024. Approximately 77% of our employees are located outside the United States.
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
The Parent Company has elected to be treated as a financial holding company and, as such, may engage in a broader range of non-banking activities than permitted for bank holding companies that have not elected to become financial holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined by the Federal Reserve to be financial in nature, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; underwriting; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our U.S. depository institution subsidiaries are expected to be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature.
The scope of the laws and regulations and the intensity of the supervision to which our business is subject has increased since the 2008 financial crisis. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, most of which are now in place, and subsequently the enhancement of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Developments at the federal banking agencies that regulate banking organizations,
State Street Corporation | 9

including the Federal Reserve, the FDIC and the OCC (U.S. Agencies), or in the financial system more generally, may result in increased prudential and conduct oversight, more extensive regulatory requirements, changing interpretations of existing rules and guidelines, and potentially more stringent enforcement and more severe penalties. Irrespective of any specific regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
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
Regulatory Capital Adequacy and Liquidity Standards
Basel III Rule
We are subject to the Basel III framework (Basel III rule) in the United States. The provisions of the Basel III rule related to minimum capital requirements, capital buffers and methodologies for calculating regulatory capital were fully implemented as of 2019. We are also subject to the market risk capital rule as implemented by the U.S. Agencies.
As required by the Dodd-Frank Act, we are subject to a standardized “capital floor,” also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy. Thus, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches. We are also subject to various capital buffer requirements described below in this “Supervision and Regulation” section.
In July 2023, the U.S. Agencies issued a proposed rule to implement the Basel III endgame agreement (2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (2023 G-SIB Surcharge Proposal). The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized approaches for operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book (FRTB) framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1%
increments as opposed to the 0.5% increments that currently apply.
Recent public statements by U.S. banking officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. However, the timing and content of any potential re-proposal, and the effects of any re-proposal on State Street, remain uncertain at this stage.
Risk Weighted Assets
The existing Basel III rule provides two frameworks for the calculation of RWA for purposes of bank regulatory capital: the “standardized” approach and the “advanced” approaches, which are applicable to advanced approaches banking organizations, like us.
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
•a minimum total capital ratio of 8%; and
•the stress capital and countercyclical capital buffers, referenced below, as well as a G-SIB surcharge and the enhanced SLR (which acts as an SLR buffer) described in “Capital” in “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K.
Under the Basel III rule, our total regulatory capital is composed of three tiers: CET1 capital, Tier 1 capital (which includes CET1 capital), and Tier 2 capital. The total of Tier 1 and Tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus plus retained earnings and the cumulative effect of foreign currency translation plus net unrealized gains (losses) on debt and equity securities classified as AFS, less treasury stock and less goodwill and other intangible assets, net of related deferred tax liabilities. Tier 1 capital is composed of CET1 capital plus additional Tier 1 capital instruments which, for us, includes three series of preferred equity outstanding as of December 31, 2024. Tier 2 capital includes certain eligible
State Street Corporation | 10

subordinated long-term debt instruments. Total regulatory capital consists of Tier 1 capital and Tier 2 capital.
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
Method 2 is the binding methodology for us as of December 31, 2024. Our current G-SIB surcharge, through December 31, 2025, is 1.0%. Based upon preliminary calculations using data as of December 31, 2024, we currently anticipate that our surcharge will remain at 1.0% through December 31, 2026; however, that calculation has not yet been finalized and is subject to many financial, balance sheet, market and other factors, and consequently there is a risk that a higher G-SIB surcharge (e.g., 1.5%) may result from the final calculation. If our Method 1 or Method 2 score changes year-over-year such that we would become subject to a higher surcharge, the higher surcharge would not become effective for two years from the “as of” date (e.g., a higher surcharge calculated as of December 31, 2024 would not become effective until January 1, 2027). If, however, our Method 1 or Method 2 score changes year-over-year such that we would become subject to a lower surcharge, we would be subject to the lower surcharge beginning one full year from the “as of” date (e.g., a lower surcharge calculated as of December 31, 2024 would become effective January 1, 2026).
Stress Capital Buffer
On March 4, 2020, the U.S. Agencies issued the SCB final rule that replaced, under the standardized approach, the fixed capital conservation buffer (2.5%) with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the supervisory stress testing planning horizon. Based on our results from the 2024 supervisory stress test, our SCB for the period of October 1, 2024 through September 30, 2025 is set at the prescribed minimum floor of 2.5% of RWA. For additional information about the SCB final rule, refer to “Capital Planning, Stress Tests and Dividends” in this “Supervision and Regulation” section.
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
Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2025, including a capital conservation buffer and an SCB of 2.5% for advanced and standardized approaches, respectively, and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for Tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.
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
State Street Corporation | 11

Under a final rule adopted by the U.S. Agencies pursuant to the EGRRCPA, central bank deposits are excluded from a custodial banking organization’s total leverage exposure for purposes of calculating the SLR. This exclusion is not applicable to total leverage exposure under the calculation of Tier 1 leverage. The rule became effective on April 1, 2020. For the quarter ended December 31, 2024, we excluded $87.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. The TLAC and LTD that State Street is required to hold under SLR-based requirements reflect the exclusion of certain central bank balances as a consequence of the rule.
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
We are subject to the rule issued by the U.S. Agencies implementing the LCR in the United States. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry’s ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
The LCR measures an institution’s HQLA against its net cash outflows under a prescribed stress environment. We report LCR to the Federal Reserve daily and are required to calculate and maintain an LCR that is equal to or greater than 100%. In addition, we publicly disclose certain qualitative and quantitative information about our LCR consistent with the quarterly disclosure requirements of the Federal Reserve’s final rule.
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
In addition, as a large banking organization, we are subject to the NSFR rule approved by the U.S. Agencies. The NSFR rule requires large banking organizations to maintain a minimum amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we
State Street Corporation | 12

are required to maintain an NSFR that is equal to or greater than 100%. We publicly disclose certain qualitative and quantitative information about our NSFR consistent with the semi-annual disclosure requirements of the Federal Reserve’s final rule. Additional information about our NSFR is provided in “Asset Liquidity” in “Liquidity Risk Management” in our Management’s Discussion and Analysis in this Form 10-K.
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
The Federal Reserve’s final SCB rule integrates its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements and applies to certain bank holding companies, including us. The standardized approach SCB equals the greater of (i) 2.5%; and (ii) the maximum decline in our CET1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the ratio of (a) the sum of the dollar amount of our planned common stock dividends for the fourth through seventh quarters of the supervisory stress test projection period to (b) our projected RWA for the quarter in which our projected CET1 capital ratio reaches its minimum in the supervisory stress test.
The final rule made related changes to capital planning and stress testing processes for bank holding companies subject to the SCB requirement. In particular, the final rule assumes that bank holding companies maintain a constant level of assets and RWA throughout the supervisory stress test projection period. In addition, under the final rule the SCB incorporates the dollar amount of four quarters of planned common stock dividends, as described above.
The final rule did not change regulatory capital requirements under the advanced approaches, the Tier 1 leverage ratio or the SLR.
Our SCB requirement was 2.5% for the period from October 1, 2023 through September 30, 2024. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024 through September 30, 2025.
In addition to the SCB requirement, we continue to be subject to CCAR's capital plan requirements and the supervisory assessment of our capital planning activities. Under the capital planning requirements, our annual capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any capital qualifying instruments, any capital distributions, such as payments of dividends on, or repurchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III rule, and serve as a source of strength to State Street Bank under supervisory stress scenarios. Changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as repurchases of our stock, and may require resubmission of the capital plan to the Federal Reserve if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
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
The EGRRCPA modified certain aspects of the Federal Reserve’s stress-testing requirements, reducing the number of scenarios in the supervisory
State Street Corporation | 13

stress test from three to two and modifying our obligation to perform company-run stress-tests from semi-annually to annually. The Federal Reserve adopted a final rule in October 2019 that, among other things, implemented this modification.
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
Under the Federal Reserve’s regulation, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and the NSFR. The regulations also establish requirements and responsibilities for our risk committee and mandate risk management standards.
The Federal Reserve has established a rule that imposes contractual requirements on certain “qualified financial contracts” to which U.S. G-SIBs, including us, and their subsidiaries are parties. Under the rule, certain qualified financial contracts generally must expressly provide that transfer restrictions and default rights against a U.S. G-SIB, or a subsidiary of a U.S. G-SIB, are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, certain qualified financial contracts may not, among other things, permit the exercise of any cross-default right against a U.S. G-SIB or a subsidiary of a U.S. G-SIB based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections.
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
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of State Street Bank’s deposit insurance by the FDIC, and to certain restrictions on our business, including those that are described above in this “Supervision and Regulation” section.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same additional capital requirements.
For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to “Capital” in “Financial Condition” in our Management’s Discussion and Analysis, and Note 16 to the consolidated financial statements in this Form 10-K.
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
The Volcker Rule regulations require banking entities to establish extensive programs designed to promote compliance with the restrictions of the Volcker Rule. Consequently, Volcker Rule compliance entails both the cost of implementing a compliance program and loss of certain revenue and future opportunities.
State Street Corporation | 14

Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (the “Agencies”). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key infrastructure provider within the financial system, while minimizing risk to the financial system.
The U.S. Agencies’ final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our full 165(d) resolution plan by July 1, 2023. Feedback letters from the U.S. Agencies on the results of the 2023 plan submissions were released to each of the U.S. G-SIBs on June 21, 2024. We have no identified shortcomings or deficiencies. Our next 165(d) resolution plan submission to the U.S. Agencies is a targeted resolution plan due by July 1, 2025.
In the event of material financial distress, our preferred resolution strategy is the single point of entry strategy (the “SPOE Strategy”). The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a direct subsidiary of the Parent Company), our Beneficiary Entities (as defined below) and certain of our other entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our other subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities, and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and continues to contribute such assets, to the extent available, on an ongoing basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary
Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain cash needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the “Parent Company Funding Notes”) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a “Recapitalization Event”, which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company’s Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the
State Street Corporation | 15

extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement, including in evaluating any of our entities from a creditor’s perspective or determining whether to enter into a contractual relationship with any of our entities.
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan by December 1, 2023. Following the notice of proposed rulemaking from August 2023, the FDIC amended and restated its rule on IDI plans in June 2024. The final rule became effective on October 1, 2024 and requires IDI subsidiaries of U.S. G-SIBs, such as State Street Bank, to file their IDI plans on a biennial basis, with the first IDI plan submission under the final rule due by July 1, 2026.
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
If the FDIC were appointed as the receiver of the Parent Company pursuant to the orderly liquidation authority, the FDIC would have considerable powers to resolve the Parent Company, including: (1) the power to remove officers and directors responsible for the Parent Company’s failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among similarly situated creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
Although the orderly liquidation authority went into effect in 2010, rulemaking is proceeding incrementally, with some regulations finalized and others planned but not yet proposed. The FDIC released its proposed SPOE strategy for resolution of a SIFI under the orderly liquidation authority in December 2013 and a comprehensive report on the orderly resolution of a U.S. G-SIB using SPOE as the presumptive strategy in April 2024. The FDIC’s releases outline how it would likely use its powers under the orderly liquidation authority to resolve a SIFI by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.
Derivatives
Title VII of the Dodd-Frank Act imposed a comprehensive regulatory structure on the OTC derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have largely completed the implementation of key provisions of Title VII.
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
State Street Corporation | 16

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
As with the Parent Company, State Street Bank is subject to the Basel III framework in the United States and the market risk capital rule jointly issued by U.S. Agencies. As required by the Dodd-Frank Act, State Street Bank, as an advanced approaches banking organization, is subject to a “capital floor,” also referred to as the Collins Amendment, in the assessment of its regulatory capital adequacy described above in this “Supervision and Regulation” section.
Under the Basel III rule, State Street Bank’s regulatory capital calculations, including any additions or deductions from capital for regulatory purposes, are consistent with the calculations of the Parent Company. For additional information about the 2023 Basel III Endgame Proposal, refer to “Basel III Rule” above in this “Supervision and Regulation” section.
Similar to our Parent Company, State Street Bank is subject to the Tier 1 leverage ratio and the SLR. However, as State Street Bank is an IDI subsidiary of a U.S. G-SIB, it is required to maintain a minimum Tier 1 leverage ratio of 5% and a minimum SLR of 6% to be considered well capitalized.
For the purposes of calculating the SLR, State Street Bank is similarly subject to the U.S. Agencies’ final rule that excludes qualifying central bank deposits from a custodial banking organization’s total leverage exposure. For the quarter ended December 31, 2024, State Street Bank excluded $87.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion.
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
Transactions of this kind between State Street Bank and its affiliates generally are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, are limited in the aggregate for all affiliates to 20% of State Street Bank’s capital and surplus, and in some cases are also subject to strict collateral requirements. Derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions pursuant to the Dodd-Frank Act. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker Rule generally prohibits similar transactions between the Parent Company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the Volcker Rule regulations.
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
Other Subsidiaries
Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our continental European banking subsidiary, State Street Bank International GmbH is a significant entity in accordance with European banking regulations and accordingly is supervised directly by the European Central Bank. State Street Bank International GmbH operates in several countries including Germany, Luxembourg, Italy, France and Switzerland. In the United Kingdom, the branch of State Street Bank is dually regulated by the Prudential Regulatory Authority and the Financial Conduct Authority, in Ireland our depositary and fund administration companies are regulated by the Central Bank of Ireland and in Canada our trust company is regulated by the Office of the
State Street Corporation | 17

Superintendent of Financial Institutions. Our other subsidiaries internationally engaged in our investment servicing activities are regulated by applicable authorities in the jurisdictions of their activities. Our subsidiaries involved in our investment management and securities and markets businesses are regulated by governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies in U.S. federal and state and non-U.S. jurisdictions, especially in those jurisdictions in which we maintain an office.
Many aspects of our investment management activities are subject to U.S. federal and state, as well as non-U.S., laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to the Employee Retirement Income Security Act (ERISA), and is regulated by the U.S. Department of Labor (DOL).
The majority of our non-U.S. asset servicing operations are conducted pursuant to the Federal Reserve’s Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments in their Edge Act corporations (and similar state law corporations) that exceed 20% of their capital and surplus, as defined in the relevant banking regulations, and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.
In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through us or through our non-banking subsidiaries) pursuant to the Federal Reserve’s Regulation Y, or through international bank branch expansion, neither of which is subject to the investment limitations applicable to Edge Act subsidiaries.
Additionally, Massachusetts has its own bank holding company statute, under which we, among other things, may be required to obtain prior approval by the Massachusetts Board of Bank Incorporation for an acquisition of more than 5% of any additional bank's voting shares, or for other forms of bank acquisitions.
Anti-Money Laundering and Financial Transparency
Certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and related regulations, which contain AML and financial transparency provisions and which require implementation of an AML compliance program, including processes for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements. State Street Corporation and its subsidiaries are also required to comply with sanctions laws and regulations administered and imposed by the U.S. government, including the U.S. Treasury Department’s OFAC and the Department of State, as well as comparable sanctions programs imposed by foreign governments and multilateral bodies. We have implemented an enterprise-wide AML and sanctions compliance program, including policies, procedures and internal controls that are designed to promote compliance with applicable AML laws and regulations and sanctions. AML laws and regulations applicable to our operations may be more stringent than similar requirements applicable to our non-regulated competitors or financial institutions principally operating in other jurisdictions.
Compliance with applicable AML and related requirements is a common area of review for financial regulators, and any failure by us to comply with these requirements could result in fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, restrictions on our business activities or harm to our reputation. As an example, In June 2024, we entered into a settlement agreement with the U.S. Department of Treasury’s OFAC to resolve its investigation into apparent violations of OFAC’s Ukraine-/Russia-Related Sanctions Regulations. In connection with the settlement, we paid a civil monetary penalty of $7.45 million and made certain compliance commitments.
Deposit Insurance
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The FDIC’s Deposit Insurance Fund (DIF) is funded by assessments on FDIC IDIs. The FDIC assesses DIF premiums based on an IDI’s average consolidated total assets, less the average tangible equity of the IDI during the assessment period. For larger institutions, such as State Street Bank, assessments are determined based on regulatory ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base.
The FDIC is required to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks” that satisfy
State Street Corporation | 18

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
Following the failures of Silicon Valley Bank and Signature Bank and the resulting losses to the DIF in the first half of 2023, the FDIC adopted a final rule on November 16, 2023 to implement a special assessment to recover the cost associated with protecting their uninsured depositors. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion is applied once to the aggregate uninsured deposits of a consolidated banking organization. The FDIC will collect the special assessment over an initial, eight-quarter collection period and currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. The final rule was effective on April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), with a payment date of June 28, 2024.
In 2023, we recognized a pre-tax expense within other expenses of approximately $387 million, reflecting State Street Bank’s allocation of the special assessment at that time, consistent with the calculation methodology noted above. In 2024, we recognized an additional pre-tax expense within other expenses of approximately $99 million, primarily reflecting the FDIC’s February 2024 disclosed increase to its estimate of losses to the DIF. The total expense for the special assessment remains subject to any actions by the FDIC, to cease collection early, extend the special assessment period, or impose a one-time final shortfall special assessment, including as a result of updates to the estimated losses.
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
Cybersecurity and Data Privacy
The financial services industry faces increased global regulatory focus regarding cybersecurity and data privacy. Many aspects of our businesses are subject to cybersecurity and data privacy legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions. These requirements impose, among other things, mandatory cybersecurity and data privacy obligations,
State Street Corporation | 19

including providing for individual rights, enhanced governance and accountability requirements, and significant fines and litigation risk for noncompliance. In addition, several jurisdictions have enacted or proposed localization requirements and restrictions on cross-border transfers of personal information that may restrict our ability to conduct business in those jurisdictions or create additional financial, legal and regulatory burdens to do so. For example, in the European Union, we are subject to the GDPR, which requires, among other things, a comprehensive privacy, data protection and cybersecurity program to protect the personal and sensitive data of residents of the European Economic Area. Following the withdrawal of the United Kingdom from the European Union, we are also subject to the U.K. General Data Protection Regulation (a version of the GDPR as implemented into U.K. law).
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
In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act (CIRCIA) was signed into law and requires, among other things, the Cybersecurity and Infrastructure Security Agency (CISA) to develop and implement regulations for covered entities to report certain covered cyber incidents within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators, such as us and State Street Bank. In addition, the SEC adopted new rules on July 26, 2023 that require registrants to publicly disclose on a Form 8-K material cybersecurity incidents within four business days of determining that such an incident is material.
In November 2022, the European Union adopted DORA, which requires, among other things, financial institutions to follow certain rules regarding protection, detection, containment, recovery and repair capabilities with respect to information and communication technology-related incidents.
Further, the European Union also adopted the NIS 2 Directive in November 2022, which requires, among other things, operators of essential services in certain sectors, as identified by the applicable E.U. member states (which have included certain financial sectors), to take appropriate and proportionate technical, operational and organizational security measures and notify relevant national authorities of any incidents that have a significant impact on the provision of their services without undue delay. The NIS 2 Directive required E.U. member states to transpose the NIS 2 Directive into their national laws by October 17, 2024, and on November 28, 2024, the European Commission sent a formal notice of infringement to the E.U. member states who have failed to do so, providing an additional two months to complete such transposition.
In addition, numerous jurisdictions have passed laws, rules and regulations regarding cybersecurity and data privacy risk management, and many are considering new or updated requirements that could impact our businesses, particularly as the application, interpretation and enforcement of these laws, rules and regulations are often uncertain and evolving.
Further discussion of cybersecurity and data privacy risk management is provided in “Information Technology Risk Management” included in our Management’s Discussion and Analysis in this Form 10-K.
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
ITEM 1A. RISK FACTORS
Risk Factors
In the normal course of our business activities, we are exposed to a variety of risks. The following is a discussion of material risk factors applicable to us. Additional information about our risk management framework is included under “Risk Management” in Management’s Discussion and Analysis in this Form 10-K. Additional risks beyond those described in our Management’s Discussion and Analysis or in the following discussion may apply to our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which
State Street Corporation | 20

we operate or may in the future operate.
Strategic Risks
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of financial and technological innovation and new and evolving laws and regulations applicable to financial services institutions. Market changes, macroeconomic developments and other factors cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address or influence changes in the markets more rapidly than we do, may have materially greater resources to invest in infrastructure and product development than we do, or may provide clients with a more attractive or cost-efficient offering of products and services, adversely affecting our business. Our efforts to develop and market new products, particularly in the “Fintech” sector including through State Street Alpha and State Street Digital or in attractive areas of focus such as wealth servicing and alternative investment management, may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operational margins and may limit the positive impact of new client demand and growth in AUC/A. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies, information providers, data analytics and processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, official institutions, foundations, endowments and investment managers. In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, or a client’s decision to in-source certain services that we provide, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client’s assets can occur for a variety of reasons. For example, as previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. The transition began in 2022. Prior to the commencement of the transition of assets, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. Our AUM or AUC/A are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories.
State Street Corporation | 21

Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the United States), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management lines of business. Our historical focus on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees. As a result, the servicing fees we generate from any particular client, or any specific client mandate over time, may be less than the servicing fees we expect as a result of that client or mandate at the time we win that business.
Development and completion of new products and services, including State Street Alpha and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, may impose costs on us, involve dependencies on third parties and may expose us to increased risks.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products, appeal to varied market segments or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “Fintech” environment, where financial institutions are investing significantly in evaluating new technologies, such as distributed ledger technology (e.g., blockchain and artificial intelligence), and developing potentially industry-changing products, services and standards. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Alpha and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, often also involve dependencies on third parties to, among other things, access innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures, including rapid technological change in the industry, our ability to access and use technical, data and other information from our clients, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, sharing of benefits in those relationships, conflicts with existing business partners and clients, understanding third party rights, delineating ownership and exit rights, protection of intellectual property and other confidential information, competition for employees with the necessary expertise and experience, and maintaining sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client or may not produce anticipated efficiencies, savings or benefits for either the client or us. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses and third party claims, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including State Street Alpha and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
We acquire complementary businesses and technologies, enter into strategic alliances and divest portions of our business. These transactions include joint ventures that we may subsequently acquire in full, change our ownership level of or divest entirely. We undertake transactions of varying sizes to, among other reasons, gain advantages of scale, expand our geographic footprint, access new clients, distribution channels, technologies or services, enhance our operating model, expand or enhance our product offerings, develop closer or more collaborative
State Street Corporation | 22

relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not complete these transactions following announcement or we may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, strategic, client relationship, managerial, operational, cybersecurity, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated revenue growth, cost savings or operational improvements or efficiencies; or we may otherwise be adversely affected by acquisition-related charges. The intellectual property of an acquired business may be an important component of the value that we agree to pay for it. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. Similarly, such transactions present risks to our ability to retain the acquired clients and talent, which may be essential to achieve our financial and other objectives in the acquisition. The integration of an acquired business’ information technology infrastructure into ours has in the past and may in the future also expose us to additional cybersecurity and resiliency risks. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of approximately $2.46 billion associated with our acquisition of CRD in 2018. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined. Divestitures additionally present risks of client dissatisfaction or loss, loss or restricted access to intellectual property and key talent, challenges presented by the post-divestiture operating model, contractual arrangements or responsibility for contingent or other liabilities of the divested business or reduced opportunities due to the effects of non-competition or other restrictive covenants.
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
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals, non-objections or regulatory exceptions from the Federal Reserve and other U.S. and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction, or may not approve, or may take substantial time to review, the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. U.S. anti-trust and banking agencies continue to express concerns about the growth of large banking institutions, and competition authorities in many jurisdictions have increased the scrutiny and standards they apply in their review of transactions. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
As an example, after consideration of both regulatory feedback and potential transaction modifications to address that feedback, we determined in November 2022 to no longer pursue our acquisition of the Brown Brothers Harriman’s Investor Services business announced in September 2021. Any failure to complete a transaction presents reputational, counterparty and competitive risks that could affect our business, results of operations and financial condition, potentially materially, and may also challenge our ability to enter into future transactions on terms acceptable to us.
The integration and the retention and development of the benefits of our acquisitions
State Street Corporation | 23

result in risks to our business and other uncertainties.
In recent years, we have undertaken acquisitions, including our 2024 acquisition of CF Global, our 2021 acquisition of Mercatus and our 2018 acquisition of CRD. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share, cause impairment to goodwill and other intangibles or result in reputational harm, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours or has key strategic commercial relationships with our competitors. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities, as well as potential cultural conflicts. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the costs of which can be difficult to estimate, as well as heightened cultural and compliance concerns in integrating an unregulated firm into a bank regulatory environment. Joint ventures involve all of these risks, as well as risks associated with shared control and decision-making (even in majority-owned situations), minority rights and exit rights, which can delay, challenge or foreclose execution on material opportunities or initiatives, create regulatory risks and limit divestment opportunities.
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
Our success depends, in large part, on our ability to attract and retain qualified personnel. Competition for labor in most activities in which we engage can be intense, including for both individuals identified as key talent and for other personnel. We may not be able to hire people or retain them, particularly in light of challenges associated with compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that are not applicable to other financial services firms in all jurisdictions or to technology or other firms with which we compete for personnel, generally. This can be particularly constraining when competing for skill sets which are in high demand, such as technology and information security. The unexpected loss of services of personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business and operations because of the loss of skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. These adverse impacts may be exacerbated by increased costs and expenses driven by the competitive labor market in several jurisdictions in which we operate, particularly with regard to the ability to meet compensation and hybrid working expectations. In addition, the loss of personnel, either individually or as a group, could adversely affect our clients’ perception of our ability to continue to manage certain types of investment management or servicing mandates to provide other services to them or to maintain a culture of innovation and proficiency.
State Street Corporation | 24

Financial Market Risks
Political, geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Domestic or international markets can suffer from substantial volatility, illiquidity, or disruption, particularly as a result of political or geopolitical events, high inflation, slowing economic growth, uncertainty associated with changes in U.S. Presidential Administrations, concerns related to the U.S. trade policy, federal debt ceiling and monetary policy uncertainty across key central banks. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the United States or in international markets or result in a lack of confidence in the financial stability of major developed or emerging markets, such developments could have an adverse effect on our business, as well as the businesses of our clients and our significant counterparties, and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of uncertain market and economic conditions.
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
We have significant global operations, and clients, that can be adversely impacted by disruptions in key economies, including local, regional and geopolitical developments affecting those economies.
Economic conditions across the world face continued uncertainty due to, among other things, elevated geopolitical risks in multiple regions, including Ukraine, Israel and the Middle East, among others, an uncertain monetary policy environment, and slowing growth and heightened volatility in key emerging markets. New or continued economic deterioration may increase concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, including the United States, Europe, the Middle East and Asia.
Given the scope of our global operations, economic or market uncertainty, volatility, illiquidity or disruption resulting from these and related factors could have a material adverse impact on our consolidated results of operations or financial condition, with a greater relative impact as compared to our peers.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, changes in prevailing interest rates or other market conditions have led, and were they to occur in the future could further lead, to decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios.
Our investment securities portfolio represented approximately 30% of our total assets as of December 31, 2024. The gross interest income associated with our investment portfolio represented approximately 17% of our total gross revenue for the year ended December 31, 2024 and has represented as much as 31% of our total gross revenue in the
State Street Corporation | 25

fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), and credit ratings, our access to liquidity and foreign exchange markets and mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. Uncertain economic and monetary policy environments continue to drive risks for ongoing NII volatility. Managing reinvestment for both higher and lower rate outcomes will continue to be a challenge. Our consolidated financial condition and consolidated results of operations, including our capital ratios and share repurchase program, may differ from or be exacerbated by the effects of changes in interest rates and also may be volatile and difficult to predict, presenting even further challenges. In addition, certain regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result, we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan portfolio represents a smaller proportion (approximately 12% of our total assets as of December 31, 2024), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of AFS investment securities are recognized in AOCI and included in Tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than expected credit losses) are not similarly included in the determination of Tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our Tier 1 capital relative to other major financial institutions for which loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours. Additionally, accounting rules may constrain our ability to sell HTM securities, for example to generate liquidity in times of stress or if we are unable to monetize through repurchase agreements or use of the Federal Reserve’s discount window or other federal facilities at which we can pledge securities classified as HTM. Any decision to sell investment securities classified as HTM would likely require us to recognize all HTM securities at fair value, with any difference between amortized cost and fair value recognized in either AOCI (if transferred to AFS classification) or through earnings. Securities classified as AFS that have experienced a reduction in fair value below their amortized cost, reflect our determination, as of the relevant period end, that we did not have the intent to sell, nor was it more likely than not that we will be required to sell, any of those securities. If that determination changes in the future, we could be required to recognize a loss in earnings for the entire difference between fair value and amortized cost of those securities. Potential regulatory changes could also result in a decrease in our ability to include HQLA classified as HTM in our calculation of LCR, which could materially impact the calculation of that ratio.
Additional risks associated with our investment portfolio include:
•Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential MBS, commercial MBS and other ABS, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. government securities, non-U.S. MBS and ABS with exposures to European countries, whose sovereign-debt markets have experienced increased stress at times since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “We have significant global operations and clients, that can be adversely impacted by disruptions in key economies, including local, regional and geopolitical developments affecting those economies”. Further, we hold a portfolio of U.S. state and municipal bonds, the value of which may be affected by the budget deficits that a number of states and municipalities currently face, resulting in risks associated with this portfolio.
•Effects of market conditions. If market conditions deteriorate, our investment
State Street Corporation | 26

portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. In addition, in general, deterioration in credit quality, or changes in management’s expectations regarding repayment timing or in management’s investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in recognition of an allowance for expected credit losses or an impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities. Both AFS and HTM securities in our investment portfolio carry liquidity risk if there is lower demand for either the sale or sale under repurchase agreement of these securities.
•Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated decrease in interest rates, which would negatively affect our investment portfolio reinvestment, NII and NIM, or persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to past ECB monetary policy, including negative interest rates in some jurisdictions. The effect on our NII has been exacerbated by the effects in recent fiscal years of the strong U.S. dollar relative to other currencies, particularly the Euro. If European interest rates remain low or decrease and the U.S. dollar strengthens relative to the Euro, the negative effects on our NII likely will continue or increase. The overall level of NII can also be impacted by the size and mix (i.e., interest bearing vs. non-interest bearing) of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall NII. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in HQLA that have lower yields than other investable assets. See also, “Our business activities expose us to interest rate risk” in this section.
Our business activities expose us to interest rate risk.
In our business activities, we assume interest rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our NII and NIM, and ability to attract deposits from our clients, are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve and ECB, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset and liability management activities and the resulting level of our NII and NIM. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our NII. In addition, our ability to reduce deposit rates in response to declines in prevailing interest rates and other market and related factors is limited by client relationship considerations. The impact of interest rates on our investment portfolio and consolidated financial results, including AOCI, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases. For example, in the first half of 2022 unrealized losses on AFS securities within AOCI, driven by the significant increase in interest rates across the yield curve, contributed to a decrease in CET1 capital. For additional information about the effects on interest rates on our business, refer to the Market Risk Management section, “Asset and Liability Management Activities” in our Management’s Discussion and Analysis in this Form 10-K.
We assume significant credit risk of counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. These credit exposures and concentrations could expose us to financial loss.
State Street Corporation | 27

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
Concentration of counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of financial loss. Changes in market perception of the financial strength of particular financial institutions or sovereign issuers can occur rapidly, are often based on a variety of factors and are difficult to predict.
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
•Subcustodian risks: With the exception of the United States, Canada, Germany and the United Kingdom, we maintain subcustodian relationships in all jurisdictions in which our clients invest, including emerging and other underdeveloped markets, and markets subject to sanctions. Our use of unaffiliated subcustodians exposes us to operational, reputational and regulatory risk, as we are dependent upon the subcustodians in performing several of our services to clients in those markets. Operational risk includes risks of the legal and regulatory systems and market practices of the jurisdictions in which
State Street Corporation | 28

the subcustodians operate. Our operating model exposes us to risk of unaffiliated subcustodians to a degree greater than some of our competitors who have banking operations in more jurisdictions than we do. The risks of maintaining custody services in such markets are amplified due to evolving regulatory and sanctions requirements with respect to our financial exposures in the event those subcustodians, or we, are unable to return, transfer or reinvest clients’ assets. In some regulatory regimes, such as the European Union’s UCITS V directive, we are subject to requirements that we be responsible for resulting losses suffered by our clients, and we may agree to similar or more stringent standards with clients that are not subject to such regulations. In addition, to the extent we maintain currencies on our consolidated balance sheet (where the client deposit liability is with State Street and State Street, as principal, maintains cash on deposit with a subcustodian or clearing agency) or are subject to regulatory requirements to return assets placed in custody, we are also subject to the risk of credit exposure to such subcustodians and clearing agencies. Depending upon the currency and jurisdiction of the client, a significant portion of our deposit exposure in non-U.S. currencies is recognized on our consolidated balance sheet. In some jurisdictions, such as Russia, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. If such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other circumstances that excuse performance under force majeure or other provisions, the risk of loss on such cash on deposit would be ours rather than the clients. Currently, we hold cash on deposit with our subcustodian and clearing agencies in Russia, which amount is expected to increase materially over time as long as the sanctions and other restrictions remain in effect, and which currently is subject to restrictions on our ability to access such deposits. Our subcustodians are also directly affiliated with or are subsidiaries of large, global financial institutions with whom we have other credit exposures. This credit exposure to these financial institutions or subcustodians can limit the financial relationship we may have with these counterparties and has in the past made, and may in the future make, compliance with specific U.S. regulatory single counterparty credit limits (SCCL) more challenging. For additional information, see Note 1 to the consolidated financial statements in this Form 10-K.
•Settlement risks: We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients’ collateral at the time. Our settlement-related activities and obligations are also subject to regulatory risk, including the risk of regulators globally accelerating the timeline to settlement, such as the SEC’s recent rule to shorten the standard settlement cycle for securities transactions in the United States from trade date plus two business days (T+2) to trade date plus one business day (T+1) in May 2024. This rule presents the risk of non-compliance, as well as careful coordination with and dependencies on other industry participants and additional risks associated with technology development and
State Street Corporation | 29

implementation, change management and operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations. These risks will also be relevant in other jurisdictions that may similarly change their settlement cycles.
•Securities lending and repurchase agreement indemnification: On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as principal, and in connection with those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or a portion of collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty’s payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client’s counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.
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
•Stable value arrangements: We enter into stable value wrap derivative contracts with unaffiliated stable value funds that allow a stable value fund to provide book value coverage to its participants. During the 2008 financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio’s market value is less than its book value, potentially exposing us to risk of loss.
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
State Street Corporation | 30

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
•Commercial real estate: We finance commercial and multi-family properties, which serve as collateral for our loans. Although collateralized, these loans may become under-secured if the value of the collateral was over-estimated or declines. Loan payments are dependent on the successful operation and management of the underlying collateral property to generate sufficient cash flow to repay the loan in a timely fashion. A material decline in real estate markets or economic conditions could negatively impact value or property performance, which could adversely impact timely loan repayment, which may result in increased provision for credit losses on loans, and actual losses, either of which would have an adverse impact on our net income. We have observed these effects in 2024 and 2023, resulting in commercial real estate-related allowance for credit losses of $102 million as of December 31, 2024. Were conditions, or our evaluation of conditions, in those or other markets to worsen in 2025 or subsequent years, we could experience similar or more significant effects during those periods.
•Unavailability of netting: We are generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity’s affiliates or across product types is over-collateralized. In some cases, for example in our securities finance and foreign exchange activities, we are able to enter into netting agreements that allow us to net offsetting exposures and payment obligations against one another. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially adverse impact on our regulatory ratios, including LCR, and present increased credit, liquidity, asset and liability management and operational risks, some of which could be material.
Under currently prevailing regulatory restrictions on credit exposure, we are required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers. These credit exposure restrictions have and may further adversely affect certain of our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk, may reduce or foreclose our ability to enter into advantageous transactions or ventures with particular counterparties and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly sensitive to them including our currency trading business and our securities finance business. For a discussion of regulatory requirements applicable to our counterparty exposures, see “Enhanced Prudential Standards” under “Supervision and Regulation” in Business in this Form 10-K.
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients’ counterparty credit risk.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2024, total fee revenue represented approximately 78% of our total revenue. Fee revenue generated by our Investment
State Street Corporation | 31

Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance, software and processing fees and other fee revenue. The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to AUC/A) and the volume of our clients’ portfolio transactions, and the types of products and services used by our clients. Our fee revenue would be negatively affected, potentially materially, by a decline in the market value of client portfolios resulting from a broad market correction or otherwise, especially in equity markets.
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
•meet clients’ demands for return of their deposits;
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
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the volume of client settlement related activities, the interest rates that we are prepared to pay for these deposits, the loss or gain of one or more clients, client interest in reducing non-interest-bearing deposits, the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients’ cash management needs with our economic and regulatory objectives.
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
State Street Corporation | 32

particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities held by these asset pools at unfavorable prices, damaging our reputation as a service provider and potentially exposing us to claims related to our management of the pools.
The availability and cost of credit in short-term markets are highly dependent on the markets’ perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk, including on an intra-day basis, may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, among other things, our cost of funds may increase, thereby reducing our NII, or we may need to dispose of a portion of our investment securities portfolio, which, depending on market conditions, could result in a loss from such sales of investment securities being recorded in our consolidated statement of income.
Our calculations of credit, market and operational risk exposures, total RWA and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations and assumptions that are subject to change over time, which changes, in addition to our consolidated financial results, could materially impact our risk exposures, our total RWA and our capital ratios from period to period.
To calculate our credit, market and operational risk exposures, our total RWA and our capital ratios for regulatory purposes, the current Basel III rule involves the use of current and historical data, including our own loss data and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment based on, among other factors, our and the financial services industry’s evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended. Collectively, they represent only our estimate of associated risk.
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
State Street Corporation | 33

regulatory compliance and optimize our capital management activities.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity position and cause reputational harm.
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. For example, between November 2023 and November 2024, Moody’s Investors Service advised that its outlooks for State Street Bank’s long-term issuer and deposit ratings, and State Street Corporation’s senior unsecured ratings, were negative. We anticipate that the rating agencies will continue to review our ratings regularly based on our consolidated results of operations and developments in our businesses, including regulatory considerations such as resolution planning. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. The current market and regulatory environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in various products.
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
For example, in July 2023, the U.S. Agencies issued the 2023 Basel III Endgame Proposal to implement the Basel III endgame agreement for large banks. The 2023 Basel III Endgame Proposal would introduce the expanded risk-based approach, reflecting new RWA methodologies that generally align with changes to the global Basel Accord adopted by the BCBS. The 2023 Basel III Endgame Proposal would, among other things, eliminate the current Basel III rule’s advanced approaches and effectively replace it with the expanded risk-based approach, which more heavily relies on standardized methodologies. As compared with the standardized approach, the proposed expanded approach includes more granular risk weights for credit risk and introduces a new market risk framework. In addition, the proposed expanded risk-based approach includes new standardized approaches for operational risk and CVA RWA components.
State Street Corporation | 34

For additional information on these requirements, including the 2023 Basel III Endgame Proposal and its potential re-proposal, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Business in this Form 10-K.
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
In implementing various aspects of these capital and liquidity regulations, we are making interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with their expectations regarding the capital rules or the liquidity rules and may require us to take actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies.
Systemic Importance
As a G-SIB, we are generally subject to the most stringent provisions under the Basel III rule. For example, we are subject to the Federal Reserve's rules on the implementation of capital surcharges for U.S. G-SIBs, and on TLAC, LTD and clean holding company requirements for U.S. G-SIBs which we refer to as the “TLAC rule”. For additional information on these requirements, including the 2023 G-SIB Surcharge Proposal, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Business in this Form 10-K.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors are not subject to the same additional capital requirements.
Supervisory Stress Testing and Capital Planning
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan and are subject to supervisory stress testing, all as part of the Federal Reserve’s stress testing and capital planning processes. The stress testing and capital planning processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to evaluate our management of capital and the adequacy of our regulatory capital and to determine the SCB that we must maintain above our minimum regulatory capital requirements in order for us to make capital distributions and discretionary bonuses without limitation. The results of the supervisory stress testing process are difficult to predict due, among other things, to the Federal Reserve’s use of proprietary stress models that differ from our internal models. The results of the Federal Reserve’s supervisory stress tests may result in an increase in our SCB requirement. The amounts of the planned capital actions in our capital plan in any year, including stock repurchases and dividends, may be substantially reduced from the amounts included in prior capital plans. These reductions may reflect changes in one or more different factors, including our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the supervisory stress testing process, the Federal Reserve’s stress testing instructions and the Federal Reserve’s supervisory expectations for the capital planning process. Any of these potential events could require us, as applicable, to revise our stress-testing or capital-management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve, which could prompt the Federal Reserve to recalculate our SCB requirement. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
Our implementation of capital and liquidity requirements may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect and
State Street Corporation | 35

which may adversely affect our consolidated revenues. In the event that our implementation of capital and liquidity requirements under regulatory initiatives, or our current capital structure is determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to repurchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including our SCB requirement. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about the above matters, refer to “Regulatory Capital Adequacy and Liquidity Standards” under “Supervision and Regulation” in Business and “Capital” under “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K.
We face extensive and changing government regulation and supervision in the U.S. and non-U.S. jurisdictions in which we operate, which may increase our costs and expose us to risks related to compliance.
Most of our businesses are subject to extensive regulation and supervision by multiple regulatory and supervisory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both inside and outside of the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital operational and organizational structures, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common share repurchase actions, the manner in which we market our services, our acquisition activities and our interactions with foreign regulatory agencies and officials.
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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, both chambers of which will have a majority from the same political party, or the new presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions, to expand our business or operate in non-United States jurisdictions, or on the U.S.-domestic or global economies or financial markets.
Moreover, the turnover of the presidential administration is expected to result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted. Furthermore, fiduciary, anti-competitive, voting power, governance, and other concerns with ESG investment strategies, as well as corporate sustainability and diversity, equity and inclusion practices and programs, continue to be the subject of legislative, regulatory and administrative debate globally, particularly at the federal and state level in the United States, the outcomes of which could impact both our asset management business and the clients that we service, as well as, our investment servicing activities more broadly and our corporate activities, practices and programs. Additional attention or publicity associated with our asset management business due to this debate may result in additional scrutiny of, and litigation or regulatory enforcement regarding, those or other of our asset management activities or our corporate, Investment Servicing or other activities, practices or programs.
We expect that our business will remain subject to extensive regulation and supervision. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below.
State Street Corporation | 36

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
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Beyond the risks of non-compliance, these requirements potentially expose us to increased counterparty credit risk and exposures to our clients created due to complications associated with compliance, including country risk, market risk, restrictions on asset transfers and inability to access assets. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is increasing and may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, hamper our
State Street Corporation | 37

pursuit of a common global operating model or impede our ability to compete effectively with other financial institutions operating in those jurisdictions which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the United States could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the implementation of the Basel prudential framework, the E.U. Digital Operational Resilience Act, Corporate Sustainability Reporting Directive and Sustainable Finance Disclosures Regulation, as well as proposals for amending the AIFM Directive and under the Capital Markets Union Action Plan. Recent, proposed or potential regulations in the United States and European Union with respect to the supervision of digital assets and of climate and environmental risks, short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. Concerns regarding the liquidity and valuation of prime money market funds and similar products, as well as potential related regulation, may adversely impact the cash management products we offer. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies continue to be the subject of legislative and regulatory debate which could significantly impact both our asset management business and the clients that we service.
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
The businesses in which we operate are highly-regulated and subject to extensive external scrutiny that may be directed generally to participants in the businesses or markets in which we are involved or may be specifically directed at us, including as a result of whistleblower and qui tam claims. In the course of our business, we are frequently subject to various regulatory, governmental and law enforcement inquiries, investigative demands and subpoenas, and from time to time, our clients, or the government on its own behalf or on behalf of our
State Street Corporation | 38

clients or others, make claims and take legal action relating to, among other things, our performance of our fiduciary, contractual, legal or regulatory responsibilities. Often, the announcement of any such matters, or of any settlement of a claim or action, whether it involves us or others in our industry, may spur the initiation of similar claims by other clients or governmental parties. Regulatory authorities have, and are likely to continue to, initiate cross industry reviews when a notable issue is identified at a financial institution. Such inquiries involve costs and management time and may lead to proceedings relating to our own activities.
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management and lead to unfavorable publicity. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the 2008 financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in 2021, we paid a $115 million penalty to the office of the United States Attorney for the District of Massachusetts to resolve potential criminal claims arising from the previously disclosed invoicing matter. In addition, in connection with the resolution of a transition management matter, we agreed to pay a fine of £22.9 million (approximately $37.8 million) to the U.K. FCA in 2014 and fines of $32.3 million to each of the Department of Justice and the SEC in 2017. As a further example, we paid an aggregate of $575 million in 2016 to resolve a series of investigations and governmental and private claims alleging that our indirect foreign exchange rates prior to 2008 were not adequately disclosed or were otherwise improper. These matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
Moreover, U.S., including federal and state, and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of a transition management matter and in May 2021, we entered into a deferred prosecution agreement with the office of the U.S. Attorney for the District of Massachusetts in connection with the invoicing matter and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending proceedings or future litigation legal proceedings. Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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
State Street Corporation | 39

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
Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management, stewardship and corporate sustainability or ESG practices in the jurisdictions in which we operate.
Our Investment Management line of business provides investment management strategies and products that may incorporate the consideration of sustainability or ESG factors into the investment process. For clients and fund investors who want an investment solution that purposefully takes into consideration sustainability or ESG factors, we offer investment funds and strategies that consider sustainability or ESG factors as a material component of the investment strategy or index methodology. Where clients have delegated to us authority to vote securities on their behalf at shareholder meetings of the public companies held in their investment portfolios, we may also take into consideration sustainability or ESG issues that we believe are relevant to the long-term performance of the companies in which our clients invest. As part of our asset stewardship program, we regularly engage with representatives of companies held in client portfolios, and these engagements may involve discussion of risks and opportunities relating to sustainability or ESG issues relevant to these companies. We have also become members of various organizations focused on climate change and other sustainability or ESG issues.
Our sustainability- or ESG-related investment management practices and historical memberships in certain climate-oriented investor groups have recently become the subject of significant scrutiny by regulatory agencies and government officials. Certain U.S. officials have suggested that sustainability- or ESG-related investing practices, including memberships in certain climate-oriented investor groups, may result in violations of law – including antitrust laws – and breaches of fiduciary duty. Views on sustainability or ESG practices, particularly those related to climate issues, have also become political issues, which can amplify the reputational risks associated with such allegations. Overall expectations of our stakeholders, including regulators and clients, outside the United States, particularly in Europe, concerning sustainability or ESG issues can be markedly different from expectations in the United States. Given we conduct our asset stewardship activities on a global basis, conflicting U.S. and non-U.S. global expectations complicate our ability to mitigate the risks. We have received information requests from various government entities in connection with their investigations of sustainability or ESG investing practices and memberships in certain climate-oriented investor groups. We are, therefore, subject to related risks of non-compliance with relevant legal requirements, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. We also face potential risks presented by the adoption of proposed rules currently under consideration by the SEC, which would impose new disclosure requirements and naming conventions for ESG-related funds and new disclosure requirements for SEC-registered investment advisors. Regulations in other jurisdictions could have similar effects or present conflicting or inconsistent regulatory obligations across jurisdictions. We also face potential risks associated with the enactment of various state laws aimed at sustainability- or ESG-related investing practices and proxy voting. Governmental enforcement action could also spark civil litigation claims by clients and fund shareholders asserting violations of law, fiduciary duties and contractual obligations. Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. In Europe, we are subject to potential fines and other regulatory consequences if regulators conclude we are not managing or reducing climate risk consistent with their expectations, not only in our own operations, but also through the vendors we use and, potentially, the clients we service.
State law and/or political pressure may also prevent governmental clients from using service providers, such as us, either as asset manager or investment servicer, if the legislators or governmental officials in such jurisdictions believe our sustainability- or ESG-related practices are not consistent with requirements under state law or the views of such legislators or officials.
Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements
State Street Corporation | 40

could affect our ability to attract and retain clients. Moreover, aside from any governmental enforcement or litigation activity, public criticism levelled at sustainability or ESG investing practices, including memberships in certain climate-oriented investor groups, could result in reduced investor demand for sustainability- or ESG-related products, which could in turn negatively effect our assets under management and resulting fee revenues.
As a general matter, large index fund providers, such as State Street Global Advisors, have been and are expected to continue to be subject to legislative and regulatory proposals, litigation or investigations from both sides of the political spectrum due to a perception that they exert inappropriate influence over publicly traded companies.
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
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients’ trade secrets and other confidential information (including client transactional and holdings data and personal data about our clients, our clients’ clients and our employees). Although we are not aware of any material incidents to date, unauthorized access, or failure of our controls with respect to granting access to our systems, or failure of our other data loss prevention controls, have in the past occurred and may in the future occur, resulting in theft, loss, damage to or other misappropriation of such information. Our personnel or our vendors have in the past and may in the future, inadvertently or deliberately, disclose client or other confidential information and our systems or systems of our vendors have in the past or may in the future be inadvertently or deliberately exploited resulting in disclosure of client or other confidential information. Any theft, loss, damage to other misappropriation or inadvertent disclosure of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs. To the extent any of these events involve personal information, the risks of enhanced regulatory scrutiny and the potential financial liabilities are exacerbated, particularly under data protection regulations such as the GDPR.
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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal and state governments and jurisdictions around the world continue to review and enact proposals to amend tax laws, rules and regulations, including those related to corporate and global minimum taxes, applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
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
State Street Corporation | 41

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
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance, as well as a leading provider of the products and services we offer. Adverse publicity, regulatory actions or fines, litigation, operational failures, loss of client opportunities or market share, the failure to meet client expectations or fiduciary or other obligations or poor financial performance could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past decade we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the United Kingdom have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015, and the related deferred prosecution agreement entered into in May 2021, have had similar effects. For additional information about these matters, see the risk factor “Our businesses may be adversely affected by government enforcement and litigation.”
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
Operational, Cyber and Technology Risks
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
A failure to protect the technology infrastructure, systems and information of ours, our clients or others against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems has and is expected to increase as the risk of cyber-attacks, which is presently elevated due to the current geopolitical environment and global human capital footprint at State Street, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-attacks or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cybersecurity controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with
State Street Corporation | 42

regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats.
Our networks, technology systems, facilities and information have suffered and in the future may suffer disruptions or otherwise fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which can adversely affect our ability to process transactions, provide services, maintain systems availability, maintain information security, comply with internal controls or regulations or otherwise appropriately conduct our business activities. For example, in addition to cyber-attacks, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, natural disasters, or employee or contractor error or malfeasance. Third parties may also attempt to place individuals within State Street or fraudulently induce employees, vendors, clients or other users of our systems to disclose sensitive information in order to gain access to our systems or data or that of our clients or other parties. Any such disruptions or failures may require us, among other things, to reconstruct lost data (which may not be possible), reimburse our clients’ costs associated with such disruption or failure, result in loss of client business or damage our information technology infrastructure or those of our clients or other parties. While we have not in the past suffered material harm or adverse effects from such disruptions or failures, we may not successfully prevent, respond to or recover from such disruptions or failures in the future, and any such disruption or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially.
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
In particular, we, like other financial services firms, will continue to face increasing cyber-threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, ransomware, hacker attacks, limited availability of services, unauthorized access, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. These and similar types of threats are occurring globally with greater frequency and intensity, and we may not anticipate or implement effective preventative measures against, or identify and detect one or more, such threats, particularly because the techniques used change frequently or may not be recognized until after they are launched. Our status as a G-SIB likely increases the risk that we are the target of such cyber-attacks. In addition, some of our service offerings, such as data warehousing, may also increase the risk that we are, and the consequences of being, targeted. We may be required to expend significant additional resources to investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats. We therefore could experience significant related costs and legal and financial exposures, including lost or constrained ability to provide our services or maintain systems availability for clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
Due to our dependence on technology and the important role it plays in our business operations, we are attempting to improve and update our information technology infrastructure, among other things: (1) as some of our systems are approaching the end of their useful life, are redundant or do not share data without reconciliation; (2) to be more efficient, meet increasing client and regulatory security, resiliency and other expectations and support opportunities of growth; and (3) to enhance resiliency and maintain business continuity. Updating these systems involves material costs and often involves implementation, integration and security risks, including risks that we may not adequately anticipate the market or technological trends, regulatory expectations or client needs or experience unexpected challenges that could cause financial, reputational and operational harm. Failing to properly respond to and invest in changes and advancements in technology can limit our ability to attract and retain clients, prevent us from offering similar products and services as those offered by our competitors, impair our ability to maintain continuous operations, inhibit our ability to meet regulatory requirements and subject us to regulatory inquiries, the result of which could be
State Street Corporation | 43

significant costs or limitations on our business activities.
Our business may be negatively affected by risks associated with strategic initiatives we are employing to enhance the effectiveness and efficiency of our operations and of our cybersecurity and technology infrastructure.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Strategic initiatives that we are currently developing or executing against include cost initiatives, enhancements and efficiencies to our operational processes, improvements to existing and new service offerings and enhancements to existing and development of new information technology and other systems. Implementing strategic programs and creating cost efficiencies involves certain strategic, technological, operational and regulatory risks. Many features of our present initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the resiliency of our systems and operations. These initiatives also may fail to meet increasing regulatory and client expectations, may take longer than anticipated to implement and may result in increases in operating losses, inadvertent data disclosures or other operating errors. Further, savings achieved as a result of operational, systems or other business process or organizational initiatives may not persist for the anticipated periods. We may not have sufficient resources to complete all of the systems development or projects that might enhance our product capabilities, resiliency of our operations or cost initiatives and, consequently, management makes judgments as to the priority to give to competing initiatives. In implementing these programs, we have material dependencies on third parties with contractual limits on their responsibilities to us. The transition to new operating processes and cybersecurity or technology infrastructure may also cause disruptions in our relationships with clients and employees or loss of institutional understanding and may present other unanticipated technical or operational hurdles. In addition, the relocation to or expansion of servicing activities and other operations in different geographic regions or vendors may entail client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated cost savings, process improvement, compliance or other benefits and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. Further, some new products and services may quickly be superseded in the marketplace, after significant investment by us, by more effective innovative technologies or solutions to which we may not have access. In addition, some systems development initiatives may not have access to significant resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation and marketplace demands, to enhance security and resiliency and decommission obsolete technologies, to permit us to optimize our use of capital or to reduce the risk of operating error. In addition, the implementation of complex products and services, such as State Street Alpha, wealth servicing, digital asset servicing or incorporating artificial intelligence requires substantial systems development and expense. We may not have the resources to pursue all of these objectives simultaneously.
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
We have in the past failed and may in the future fail to identify and manage risks related to a variety of aspects of our business, including operational risk and resiliency, information technology risk, cybersecurity, interest rate risk, foreign exchange risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various risk frameworks, controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those frameworks, controls, procedures, policies and systems are or will be adequate to identify and mitigate internal and external risks, including risks related to third-party service providers, in our various businesses and corporate functions. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or to us, such as consciously circumventing established control mechanisms, for example to exceed trading or investment management limitations, commit fraud or improperly sell products or services to clients, is particularly challenging to manage through a risk framework, controls or other measures. In addition, we are subject to increasing resiliency risk and client and regulatory expectations, requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Transitions to new or evolving operational systems or
State Street Corporation | 44

processes or to new technologies, and the introduction of new products and services client types or jurisdictions, can exacerbate these risks. Persistent or repeated issues with respect to controls, information technology and resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to effectively manage risks and their adverse impacts to our business, financial condition, operating results and reputation, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
In addition, our businesses and the markets in which we operate are continuously evolving. We will need to make additional investments to develop an appropriate operational infrastructure and to enhance our risk management frameworks and capabilities to support our businesses through their evolution, which may increase the operating expenses of such businesses. Moreover, we may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cybersecurity developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services that expose us to operational risk and potential loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the policies, procedures and controls we have established to, among other things, manage operational, cyber, and technology risks, will fail or be inadequate, in whole or in part, to mitigate risk and may become outdated. Additionally, several of our processes for specific clients, often large clients with a high volume and large magnitude of transactions and activities, are bespoke and require additional attention, oversight and controls which involve an enhanced risk of episodic or continued failure as well as additional costs. Given the volume and magnitude of transactions we process on a daily basis, and our overall AUCA and AUM, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. In addition to the financial losses associated with operational errors, these errors present the risk of client dissatisfaction and loss and reputational risk.
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
We manage our operations and expenses across a global model, which may include migrating certain business processes and business support functions to emerging market-based geographic hub locations, such as India, Poland and China, and by outsourcing to vendors and joint ventures in various jurisdictions. This effort, which includes our recent consolidation of our joint ventures in India, exposes us to the risk that we may not effectively transition the relevant processes and activities, and that we may not maintain service quality, control and effective management or business resiliency within these operations during and after transitions. These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of outsourcing providers, joint ventures and other third parties. Our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost
State Street Corporation | 45

locations or joint ventures or in which our outsourcing vendors locate their operations, particularly in locations where we have a concentration of our operational activities, such as India, Poland and China. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. Given changes in client perception of geopolitical risk, clients may question or object to some or many of our services for them being conducted in particular jurisdictions. During periods of transition of operations, either directly or via changes in ownership, greater operational risk and client concerns exist with respect to maintaining a high level of service delivery and business continuity. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, which may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcing may diminish over time or could be offset in the event that the United States or other jurisdictions impose tax, trade barrier or other measures which seek to discourage the use of lower cost jurisdictions.
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
The profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner, control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in or inaccurate projections of the assets under the clients’ management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross-sell additional services to these clients, and we may be unable to do so. In addition, such contracts may permit early termination or reduction in services in the event that certain service levels are not met, which termination or service reduction may result in loss of upfront investment in onboarding the client.
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
We use quantitative models to help manage many different aspects of our businesses. As inputs to our overall assessment of capital adequacy, outputs of models are used to measure the amount of credit risk, market risk and operational risk we face. We also use models for interest rate risk management and liquidity planning. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, investment, credit underwriting, hedging, asset and liability management and whether to change business strategy. We also use artificial intelligence, generative artificial intelligence and machine learning models to automate or enhance certain business processes. Weaknesses in the underlying model including input data, assumptions, parameters, or implementation, as well as inappropriate model use, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our model risk management practices pose an ongoing risk to us.
We also use quantitative models in our risk measurement and may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and
State Street Corporation | 46

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
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means in all of the jurisdictions in which we operate or market our products and services, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others’ advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties, including clients or service providers with whom we may engage in the development or implementation of other products, services or solutions or to whose information we may have access for limited permitted purposes but with whom we also compete. The risk of such infringement is enhanced in the current competitive “Fintech” environment, particularly with respect to our development of new products and services containing significant technology elements and dependencies, any of which could become the subject of an infringement claim. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services.
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
Within our Investment Management business, we manage investment pools, such as mutual funds exchange traded funds and collective investment funds, that generally offer investors the ability to redeem their investments on relatively short notice, in many cases daily. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of investors in such investment pools and regulatory requirements. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in certain money market funds and other products designed to maintain a constant net asset value of $1.00. In the past, we have imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds’ assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds’ net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition. We have also in the past continued to process purchase and redemption of units of investment products designed to maintain a constant net asset value at $1.00 although the fair market value of the fund’s assets
State Street Corporation | 47

were less than $1.00. If in the future we were to continue to process purchases and redemptions from such products at $1.00 when the fair market value of our collateral pools’ assets is less than $1.00, we could be exposed to significant liability and our reputation could be harmed.
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
Our businesses and the activities of our clients, our counterparties and financial market participants on which we and they rely could be adversely affected by major weather events, changing climate patterns or other disruptions caused by climate change affecting the regions, countries and locations in which we or they have operations or other interests. Potential events or disruptions of this nature include significant rainfall, flooding, increased frequency or intensity of wildfires, prolonged drought, rising sea levels and rising heat index. These events or disruptions, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities with respect to other weather events, such as hurricanes and other storms. The occurrence of any one or more of these events may negatively affect our clients’, our counterparties’ or financial markets participants’ (including providers of
State Street Corporation | 48

financial market infrastructure’s) facilities, operations or personnel or may otherwise disrupt our or their business activities and resiliency capabilities, including our or their provision of products and services or the value of our or their portfolio investments, perhaps materially. These consequences, including a reduction in asset values affecting the levels of our AUC/A or AUM and repricing of credit risk of our counterparties or reflected in our portfolio assets, could materially adversely affect our results of operations or financial condition.
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
Disclosure requirements and expectations related to sustainability or ESG are increasing, evolving and may diverge across jurisdictions. Our inability to meet these requirements and expectations or to provide related information to clients facing similar requirements could cause regulatory or reputational harm and affect our ability to attract and retain clients.
Requirements and expectations related to disclosures around sustainability or ESG topics continue to increase globally. These requirements are distinct of typical financial reporting constructs, given their focus on the disclosure of future sustainability- or ESG-related goals and targets, the strategy and governance designed to achieve those targets, and reporting of relevant metrics delineating progress towards those targets. Additionally, sustainability- or ESG-related disclosure requirements may use different definitions of materiality than those used for financial statement disclosures, including a focus on so-called “double materiality”, which can evaluate a sustainability or ESG matter as material, regardless of its direct affect on State Street, based on the broader societal impact of the matter.
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
We may incur losses or face negative impacts on our business and operations as a result of unforeseen events, including terrorist attacks, geopolitical events, acute or chronic physical risk events, natural disasters, pandemics, global conflicts or a banking crisis which may have a negative impact on our business and operations.
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
State Street Corporation | 49

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity risk is an integral part of our enterprise risk management and is managed as part of our overall information technology risk under the direction of our Chief Information Security Officer (CISO). Our CISO is an executive vice president at State Street and is responsible for our overall information security program.
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
We design our information and systems access restrictions referencing the National Institute of Standards and Technology 800 53R5 and NIST CSF 2.0 Framework and use the supplemental requirements as implementation guidance. Our information security policies and standards are reviewed and updated for new regulatory changes and/or mandates. These standards are applicable to all corporate functions, business units, subsidiaries and controlled affiliates across the enterprise. Annual audits are conducted by internal and external parties to measure compliance and adherence to the standards.
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
We employ Information Security Officers to help the business better understand and manage their information security risks, as well as to work with the centralized Global Cybersecurity team to drive awareness and compliance throughout the business.
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
The TORC, an executive management committee, assesses and manages the effectiveness of our cybersecurity program, which is overseen by the TOPS of our Board. The TOPS receives regular cybersecurity updates throughout the year and is responsible for reviewing and approving the cybersecurity policy on an annual basis. We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
Additional information about our risk management governance and structure, including enterprise risk management, as well as information technology specific risk management and governance, is provided under the “Governance and Structure” and “Information Technology Risk Management” sections of Risk Management included in Item 7, Management’s Discussion and Analysis in this Form 10-K.
State Street Corporation | 50

ITEM 2. PROPERTIES
As of December 31, 2024 and 2023, we occupied a total of approximately 5.7 million and 5.4 million square feet, respectively, of office space, data centers and related facilities worldwide, of which approximately 4.9 million and 4.6 million square feet, respectively, were leased. Our headquarters is located at One Congress Street, Boston, Massachusetts. Various divisions of our two lines of business as well as support functions occupy approximately 517 thousand square feet leased in this building, which is a non-cancellable lease that expires in August 2038. An additional approximate 1.4 million square feet is occupied in Eastern Massachusetts of which approximately 720 thousand square feet is owned. Outside the United States, we also occupy other principal leased space to support our operations in Europe, the Middle East and Africa (EMEA), including Germany, Ireland, Luxembourg, Poland, and the United Kingdom, and in Asia-Pacific, including China and India. The following table provides information regarding our principal office space, data centers and related facilities by region as of December 31, 2024:

	Number of locations			Approximate Square Footage (in millions)
	Owned	Leased	Total	Owned	Leased	Total
Americas	1	35	36	0.7	1.8	2.5
Europe/Middle East/Africa	1	30	31	0.1	1.1	1.2
Asia/Pacific	—	38	38	—	2.0	2.0
Total	2	103	105	0.8	4.9	5.7
We believe that our owned and leased facilities globally are suitable and adequate for our business needs. We do not delineate our facilities by line of business as they are occupied by both. Additional information about our occupancy costs, including commitments under non-cancellable leases, is provided in Note 20 to the consolidated financial statements included under Item 8 in this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under “Legal and Regulatory Matters” in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
State Street Corporation | 51

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 13, 2025.

Name	Age	Position
Ronald P. O’Hanley	67	Chairman, Chief Executive Officer and President
Eric W. Aboaf	60	Vice Chairman and Chief Financial Officer
Joerg Ambrosius	54	Executive Vice President and President of Investment Services
Anthony C. Bisegna	61	Executive Vice President and Head of State Street Global Markets
Ann Fogarty	58	Executive Vice President and Head of Global Delivery
Brian Franz	59	Executive Vice President, Chief Information Officer and Head of Enterprise Resiliency
Kathryn M. Horgan	59	Executive Vice President and Chief Human Resources and Citizenship Officer
Bradford Hu	61	Executive Vice President and Chief Risk Officer
Yie-Hsin Hung	62	President and Chief Executive Officer, State Street Global Advisors
Donna Milrod	57	Executive Vice President and Chief Product Officer
John Plansky	59	Executive Vice President and Head of Wealth Services
Elizabeth Schaefer	50	Senior Vice President and Chief Accounting Officer
Mark Shelton	57	Executive Vice President, General Counsel and Secretary
Mostapha Tahiri	50	Executive Vice President and Chief Operating Officer
Sarah Timby	55	Executive Vice President and Chief Administrative Officer
All executive officers are appointed by the Board of Directors and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
Mr. O’Hanley joined State Street in April 2015 and since January 1, 2020 has served as the Chairman of the Board and Chief Executive Officer, reassuming the additional role of President effective January 1, 2024. Prior to this role Mr. O’Hanley served as President and Chief Executive Officer from January 2019 to December 2020, as President and Chief Operating Officer from November 2017 to December 2018 and as Vice Chairman from January 1, 2017 to November 2017. He served as the Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation, from April 2015 to November 2017. Prior to joining State Street, Mr. O’Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O’Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as president and chief executive officer of BNY Asset Management in Boston from 2007 to 2010.
Mr. Aboaf joined State Street in December 2016 as Executive Vice President and has served as Executive Vice President and Chief Financial Officer since February 2017. In May 2022, Mr. Aboaf was appointed to the role of Vice Chairman, with expanded responsibility for State Street’s Global Markets and Global Credit Finance businesses. Prior to joining State Street, Mr. Aboaf served as chief financial officer of Citizens Financial Group, a financial services and retail banking firm, from April 2015 to December 2016, with responsibility for all finance functions and corporate development. From 2003 to March 2015, he served in several senior management positions for Citigroup, a global investment banking and financial services corporation, including as global treasurer and as the chief financial officer of the institutional client group, which included the custody business. On October 10, 2024, Eric Aboaf informed State Street of his intention to step down from his roles as State Street's Vice Chairman and Chief Financial Officer to take a position with a firm outside of banking. Mr. Aboaf will remain at State Street through the date this annual report on Form 10-K is filed with the SEC. On January 14, 2025, the Board appointed Mark R. Keating as interim CFO, effective upon the date following that Form 10-K filing date. Mr. Keating, 56, has served as State Street’s Executive Vice President and Chief Financial Officer for Investment Services, since 2018.
Mr. Ambrosius joined State Street in June 2001 and has served as Executive Vice President and President of Investment Services since December 2024. He had previously served as Chief Commercial Officer and Head of State Street’s European business since October 2022. Prior to that role, he served as Executive Vice President and Head of the European Business from June 2019 to July 2023 and as Senior Vice President and Head of Global Securities Services Europe from June 2016 to June 2019. Mr. Ambrosius has also held several other senior leadership positions during his over 20 years with State Street. Prior to State Street, Mr. Ambrosius held Vice President positions at Deutsche Bank, a global financial services company.
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
State Street Corporation | 52

Ms. Fogarty joined State Street in March 2021 as Executive Vice President and Deputy Head of Global Delivery. She assumed the role of Head of Global Delivery in March 2022. Prior to joining State Street, she served as Global Head of Operations for BNY Mellon, a global banking and financial services corporation, from February 2018 to February 2021. Prior to this role, Ms. Fogarty served as Global Head of Fund Accounting and Administration at BNY Mellon, from March 2015 to February 2018. Ms. Fogarty served in several other leadership roles with BNY Mellon from January 2005 to February 2015. She also served as Head of Hedge Fund Administration at AIB Capital Markets, a sister joint venture to the AIB/BNY Trust Company, providing Custody and Trustee Services, from January 1995 to December 2002.
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
Ms. Horgan joined State Street in April 2009 and has served as Executive Vice President and Chief Human Resources and Citizenship Officer since March 2017. Prior to this role, she served as Chief Operating Officer for State Street’s Global Human Resources division from 2011 to March 2017 and since 2012 has served as an Executive Vice President. Prior to 2011, Ms. Horgan served as the Senior Vice President of Human Resources for State Street Global Advisors. Before joining State Street, Ms. Horgan was the Executive Vice President of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
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
Ms. Hung joined State Street in December 2022 as President and Chief Executive Officer of State Street Global Advisors. Prior to joining State Street, Ms. Hung served as Chief Executive Officer of New
York Life Investment Management (NYLIM), a global investment management business that provides a broad range of fixed income, alternatives, and equity capabilities, from April 2015 to October 2022. Prior to joining NYLIM in 2010, Ms. Hung held a number of leadership positions at Bridgewater Associates and Morgan Stanley.
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
Mr. Plansky joined State Street in January 2017 as head of State Street Global Exchange and since December 2024 has served as Executive Vice President and Head of Wealth Services. Prior to that role, Mr. Plansky served as Executive Vice President and Head of State Street Alpha from December 2020 to December 2024 and as Chief Executive Officer of CRD from October 2018 to December 2020. Before joining State Street, Mr. Plansky led the U.S. Strategy business and U.S. Global Platforms business for PricewaterhouseCoopers, an international professional services firm, from April 2014 to November 2016. Prior to the acquisition of Booz & Co. by PricewaterhouseCoopers, he was a senior partner at Booz & Co. leading the technology practice and serving as a senior advisor to global financial institutions.
Ms. Schaefer joined State Street in 2014 and has served as Senior Vice President and Chief Accounting Officer since June 2024. Prior to this role, she served as State Street’s Senior Vice President and Deputy Controller from July 2016 to June 2024. Ms. Schaefer served as State Street’s interim Chief Accounting Officer from September 2017 to May 2018. From 2014 to July 2016, Ms. Schaefer served as State Street’s Director of SEC Reporting, Accounting Policy & Regulatory Compliance. Prior to joining State Street, she served in various roles at American Express Company, a global services company whose principal products and services are
State Street Corporation | 53

charge and credit card products and travel-related services, including from August 2012 to December 2014, senior roles within the Controllership organization. Prior to that, Ms. Schaefer was a Director in the Global Capital Markets Group at PricewaterhouseCoopers LLP.
Mr. Shelton joined State Street in December 2023 as Executive Vice President and has served as Executive Vice President, General Counsel and Secretary since January 2024. Prior to this role, he served as General Counsel for Corporate International Business and Corporate and International Americas of Barclays Bank PLC (Barclays), a global financial services company, from July 2016 to November 2023 and before that he served as Barclays’ Global and Regional General Counsel for the Americas from March 2015 to June 2016. Prior to joining Barclays Bank PLC, Mr. Shelton served as Partner in the Financial Institutions Group of Gibson, Dunn & Crutcher LLP, an international law firm, from February 2014 to February 2015. Before joining Gibson, Dunn & Crutcher, he served as Global Head of Investigations of UBS, a global financial services company, from 2011 to January 2014 and as Americas General Counsel from 2009 to 2011. Mr. Shelton, also held several other senior positions during his nearly 11-year tenure with UBS. Prior to joining UBS in 2003, Shelton served as Partner at Wilmer Cutler Pickering LLP, an international law firm, from 1997 to 2003.
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
State Street Corporation | 54

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 1,888 shareholders of record as of January 31, 2025.
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 with no set expiration date. During 2024, we repurchased $1.3 billion of our common stock under our 2024 share repurchase authorization and expect common share repurchases to continue under this program during 2025.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended December 31, 2024.

(Dollars in millions except per share amounts; shares in thousands)	Total Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program(1)
Period:
October 1 - October 31, 2024	1,294	$92.05	1,294	$4,131
November 1 - November 30, 2024	2,460	95.93	2,460	3,895
December 1 - December 31, 2024	1,974	98.72	1,974	3,700
Total	5,728	$96.01	5,728	$3,700

(1) As of December 31, 2024, approximately $3.7 billion was remaining under the 2024 share repurchase authorization.
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
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under “Capital” in “Financial Condition” in our Management’s Discussion and Analysis and in Note 15 to the consolidated financial statements in this Form 10-K.
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
Payment of dividends by State Street Bank is subject to the provisions of the Massachusetts banking law, which provide that State Street Bank’s Board of Directors may declare, from State Street Bank’s “net profits,” as defined below, cash dividends annually, semi-annually or quarterly (but not more frequently) and can declare non-cash dividends at any time. Under Massachusetts banking law, for purposes of determining the amount of cash dividends that are payable by State Street Bank, “net profits” is defined as an amount equal to the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
State Street Corporation | 55

No dividends may be declared, credited or paid so long as there is any impairment of State Street Bank’s capital stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared by State Street Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock.
Under Federal Reserve regulations, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank’s Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” for the preceding two calendar years. For these purposes, “retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank’s net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank’s net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two-year period and by any required transfers to surplus or to a fund for the retirement of preferred stock.
Prior Federal Reserve approval also must be obtained if a proposed dividend would exceed State Street Bank’s “undivided profits” (retained earnings) as reported in its Call Reports. State Street Bank may include in its undivided profits amounts contained in its surplus account, if the amounts reflect transfers of undivided profits made in prior periods and if the Federal Reserve’s approval for the transfer back to undivided profits has been obtained.
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
For a discussion of the role of the Federal Reserve and its regulations in connection with the Parent Company’s capital planning and dividend practices, see “Capital Planning, Stress Tests and Dividends” in “Supervision and Regulation” in “Item 1. Business”. Information about dividends declared by our Parent Company and dividends from our subsidiary banks is provided under “Capital” in “Financial Condition” in our Management’s Discussion and Analysis, and in Note 15 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Capital Planning, Stress Tests and Dividends” in “Supervision and Regulation” in Business in this Form 10-K and the risk factor “Our business and capital-related activities, including our ability to return capital to shareholders and repurchase our capital stock, may be adversely affected by our implementation of regulatory capital and liquidity standards that we must meet or as a result of regulatory capital stress testing” in Risk Factors in this Form 10-K.
Information about our equity compensation plans is provided in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and in Note 18 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
State Street Corporation | 56

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph below presents the cumulative total shareholder return on our common stock as compared to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Peer Group over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2019 and reinvestment of common stock dividends.
•The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions, and is our primary comparator group index.
•The Peer Group is composed of The Bank of New York Mellon Corporation and Northern Trust Corporation.

	2019	2020	2021	2022	2023	2024
State Street Corporation	$100	$95	$125	$108	$111	$145
S&P 500 Index	100	118	152	125	158	197
KBW Bank Index	100	90	124	98	97	133
Peer group	100	88	121	96	108	155
The following table compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Peer Group over a one-year, three-year and five-year period.

	1 year	3 years	5 years
State Street Corporation	30%	16%	45%
S&P 500 Index	25	29	97
KBW Bank Index	37	7	33
Peer group	44	28	55
State Street Corporation | 57

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
As of December 31, 2024, we had consolidated total assets of $353.24 billion, consolidated total deposits of $261.92 billion, consolidated total shareholders’ equity of $25.33 billion and approximately 53,000 employees. Through our two lines of business, Investment Servicing and Investment Management, we operate in more than 100 geographic markets worldwide, including the United States, Canada, Latin America, Europe, the Middle East and Asia.
For the description of our lines of business, refer to “Lines of Business” in Item 1 in this Form 10-K. For financial and other information about our lines of business, refer to “Line of Business Information” in this Management’s Discussion and Analysis and Note 24 to the consolidated financial statements in this Form 10-K.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
Information about the significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods is included under “Significant Accounting Estimates” in this Management’s Discussion and Analysis and in Note 1 to the consolidated financial statements in this Form 10-K.
Certain financial information provided in this Form 10-K, including this Management’s Discussion and Analysis, is presented using both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities. Non-GAAP financial information should be considered in addition to, and not as a substitute for or as superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure. As part of our non-GAAP-basis measures, we present a fully taxable-equivalent NII that reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, which we believe facilitates an investor’s understanding and analysis of our underlying financial performance and trends.
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
State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Total fee revenue	$10,156	$9,480	$9,606
Net interest income	2,923	2,759	2,544
Total other income	(79)	(294)	(2)
Total revenue	13,000	11,945	12,148
Provision for credit losses	75	46	20
Total expenses	9,530	9,583	8,801
Income before income tax expense	3,395	2,316	3,327
Income tax expense	708	372	553
Net income	$2,687	$1,944	$2,774
Adjustments to net income:
Dividends on preferred stock(1)	$(202)	$(122)	$(112)
Earnings allocated to participating securities(2)	(2)	(1)	(2)
Net income available to common shareholders	$2,483	$1,821	$2,660
Earnings per common share:
Basic	$8.33	$5.65	$7.28
Diluted	8.21	5.58	7.19
Average common shares outstanding (in thousands):
Basic	297,883	322,337	365,214
Diluted	302,226	326,568	370,109
Cash dividends declared per common share	$2.90	$2.64	$2.40
Return on average common equity	11.1%	8.2%	11.1%
Pre-tax margin	26.1	19.4	27.4
Return on average assets	0.9	0.7	1.0
Common dividend payout	35.3	47.3	33.4
Average common equity to average total assets	7.2	8.1	8.3

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
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2024 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2024 to those of the year ended December 31, 2023, is provided under “Consolidated Results of Operations”, “Line of Business Information” and “Capital” sections which follow “Financial Results and Highlights”, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2023 to those of the years ended December 31, 2022 is included in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.
Financial Results and Highlights
2024 financial performance
•EPS of $8.21, increased from $5.58 in 2023, primarily reflecting higher total revenue and lower total expenses, including the net impact of notable items in the current and prior year periods, which in aggregate represented $1.62 of the EPS increase. See “Notable Items” below.
•Total revenue increased 9% compared to 2023, primarily driven by higher fee revenue and NII and the impact of the loss on sale of investment securities notable item in the prior year period. The prior year notable item represented 3% points of the increase.
•Total expenses decreased 1% compared to 2023 as higher business investments, as well as revenue and performance-related costs, were more than offset by productivity savings from organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India and the net impact of notable items. The net impact of notable items in the current and prior year periods decreased expenses by 5% points in 2024 as compared to 2023.
•Pre-tax margin of 26.1% increased from 19.4% in 2023, primarily reflecting higher total revenue and lower total expenses. Return on equity of 11.1% increased from 8.2% in 2023, primarily reflecting higher total revenue and lower total expenses.
•Operating leverage was 9.4% points, largely reflecting the net impact of notable items in the current and prior year periods, which represented 7.4% points of operating leverage. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the prior year period.
•Fee operating leverage was 7.7% points, largely reflecting the net impact of notable items in the current and prior year periods, which represented 5.6% points of fee operating leverage. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the prior year period.
•Returned approximately $2.2 billion to our shareholders in the form of common share repurchases and common stock dividends compared to approximately $4.6 billion in 2023.
State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Completed the consolidation of our final joint venture in India, further advancing the plan to transform our operating model to unlock efficiency savings and improve client experience. The joint venture consolidation in 2024 increased our headcount by approximately 17% as of December 31, 2024, compared to December 31, 2023. Associated headcount cost was previously reflected in compensation and employee benefits expenses.
Notable Items
•The impact of notable items in 2024 includes:
◦Other expenses of $111 million, including a $99 million increase to the 2023 FDIC special assessment, and a $12 million charge associated with operating model changes.
◦Loss on sale of investment securities of $81 million related to an investment portfolio repositioning reflected in other income.
◦Deferred compensation expense acceleration of approximately $79 million, related to prior period incentive compensation awards to align our deferred pay mix with peers.
◦Gain on sale of an equity investment of $66 million recorded in other fee revenue.
◦Revenue-related recovery of $15 million from settlement proceeds associated with a 2018 FX benchmark litigation resolution, which is reflected in foreign exchange trading services.
◦Net repositioning release of $2 million, including a $15 million release reflected in compensation and employee benefits expenses, partially offset by $13 million of occupancy charges related to footprint optimization.
◦The impact of notable items in 2023 includes:
◦Loss on the sale of investment securities of approximately $294 million related to an investment portfolio repositioning.
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
Revenue
•Total fee revenue increased 7% compared to 2023, primarily reflecting higher management fees, foreign exchange trading services revenue, other fee revenue and servicing fees.
•Servicing fee revenue increased 2% compared to 2023, as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift.
•Management fee revenue increased 13% compared to 2023, primarily due to higher average market levels and net inflows.
•Foreign exchange trading services revenue increased 11% compared to 2023, primarily due to higher client volumes, partially offset by lower spreads associated with lower average FX volatility.
•Securities finance revenue increased 3% compared to 2023, mainly due to higher client lending balances, partially offset by lower spreads primarily resulting from muted industry specials activity.
▪Software and processing fees revenue increased 9% compared to 2023, primarily due to higher front office software and data revenue associated with CRD.
•Other fee revenue increased $109 million compared to 2023, primarily reflecting a $66 million gain on sale of an equity investment and the absence of the impact of the Argentine peso devaluation in the prior year period.
State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•NII increased 6% compared to 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits.
•Other income included a loss of $79 million compared to a loss of $294 million in 2023, mainly reflecting a loss on sale of investment securities related to the repositioning of the investment portfolio in both periods.
Provision for Credit Losses
•In 2024, we recorded a $75 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, compared to $46 million in 2023.
Expenses
•Total expenses decreased 1% compared to 2023, as higher business investments, as well as revenue and performance-related costs, were more than offset by productivity savings from organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India and the net impact of notable items. The net impact of notable items in the current and prior year periods decreased expenses by 5% points in 2024 as compared to 2023.
AUC/A and AUM
•AUC/A of $46.56 trillion as of December 31, 2024 increased 11% compared to December 31, 2023, primarily due to higher period-end market levels and client flows. In 2024, newly announced asset servicing mandates totaled approximately $2.33 trillion of AUC/A. We onboarded approximately $1.35 trillion of AUC/A during 2024. Servicing assets remaining to be installed in future periods totaled approximately $2.99 trillion as of December 31, 2024.
•AUM of $4.72 trillion as of December 31, 2024 increased 15% compared to December 31, 2023, primarily due to higher period-end market levels and net inflows.
Capital
•In 2024, we returned approximately $2.2 billion to our shareholders in the form of common share repurchases and common stock dividends compared to approximately $4.6 billion in 2023.
◦We declared aggregate common stock dividends of $2.90 per share, totaling
$859 million compared to $2.64 per share, totaling $837 million in 2023.
◦We increased the quarterly common stock dividend declared per common share by 10% in the third quarter of 2024.
◦We acquired an aggregate of 15.1 million shares of common stock at an average per share cost of $85.89 and an aggregate cost of approximately $1.3 billion. In 2023, we acquired an aggregate of 49.2 million shares of common stock, at an average per share cost of $77.22 and an aggregate cost of approximately $3.8 billion. These purchases were all conducted under the share repurchase programs approved by our Board of Directors.
•Our standardized CET1 capital ratio was 10.9% as of December 31, 2024, compared to 11.6% as of December 31, 2023, primarily driven by increased capital return and higher deployment of RWA for business growth, partially offset by capital generated from earnings. Our Tier 1 leverage ratio decreased to 5.2% as of December 31, 2024, compared to 5.5% as of December 31, 2023, mainly driven by higher average balance sheet levels. Given the current global economic environment, and our plans for capital actions, we expect our CET1 capital ratio and Tier 1 leverage ratio to remain within or above our target ranges of 10-11% and 5.25-5.75%, respectively.
•On January 31, 2024, we issued 1.5 million depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series I, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), and an initial dividend rate of 6.700% per annual, in a public offering. The net proceeds from the offering were approximately $1.5 billion.
•On March 15, 2024, we redeemed an aggregate $1.0 billion, or all 7,500 outstanding shares, of our non-cumulative perpetual preferred stock, Series D, for a cash redemption price of $100,000 per share (equivalent to $25 per depository share), and all 2,500 of the outstanding shares of our noncumulative perpetual preferred stock, Series F (represented by 250,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per
State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
depositary share), plus all declared and unpaid dividends.
•On July 24, 2024, we issued 850,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series J, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The net proceeds from the offering were approximately $842 million.
•On September 16, 2024, we redeemed an aggregate $500 million, or all 5,000 outstanding shares, of our non-cumulative perpetual preferred stock, Series H (represented by 500,000 depository shares), for a cash redemption price of $100,000 per share (equivalent to $1,000 per depository share), plus all declared and unpaid dividends.
•On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The net proceeds from the offering were approximately $743 million.
Debt Issuances and Redemptions
•On March 18, 2024, we issued $1 billion aggregate principal amount of 4.993% fixed rate senior notes due 2027.
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
•On November 1, 2024, we redeemed $1 billion aggregate principal amount of 2.354% fixed-to-floating rate senior notes due 2025.
•On November 25, 2024, State Street Bank issued $300 million aggregate principal amount of floating rate senior notes due 2026, $1.15 billion aggregate principal amount of 4.594% fixed rate senior notes due 2026 and $800 million aggregate principal amount of 4.782% fixed rate senior notes due 2029.
•On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026.
•On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2024 compared to 2023 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2024 vs. 2023	% Change 2023 vs. 2022
(Dollars in millions)	2024	2023	2022
Fee revenue:
Back office services	$4,633	$4,561	$4,714	2%	(3)%
Middle office services	383	361	373	6	(3)
Servicing fees	5,016	4,922	5,087	2	(3)
Management fees	2,124	1,876	1,939	13	(3)
Foreign exchange trading services	1,401	1,265	1,376	11	(8)
Securities finance	438	426	416	3	2
Front office software and data	639	580	550	10	5
Lending related and other fees	249	231	239	8	(3)
Software and processing fees	888	811	789	9	3
Other fee revenue	289	180	(1)	61	nm
Total fee revenue	10,156	9,480	9,606	7	(1)
Net interest income:
Interest income	11,977	9,180	4,088	30	nm
Interest expense	9,054	6,421	1,544	41	nm
Net interest income	2,923	2,759	2,544	6	8
Other income:
Gains (losses) from sales of available-for-sale securities, net	(79)	(294)	(2)	(73)	nm
Total other income	(79)	(294)	(2)	(73)	nm
Total revenue	$13,000	$11,945	$12,148	9	(2)

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2024, 2023 and 2022. Servicing and management fees collectively made up approximately 70%, 72% and 73% of the total fee revenue in 2024, 2023 and 2022, respectively.
State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 2% in 2024 compared to 2023, as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift.
Servicing fees generated outside the United States were approximately 47% of total servicing fees in 2024, compared to approximately 46% of total servicing fees in 2023.
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
Over the five years ended December 31, 2024, we estimate that worldwide equity and fixed income market valuations impacted our servicing fees revenue by approximately 2% on average with a range of (4)% to 8% annually and approximately 5% and 1% in 2024 and 2023, respectively. See Table 3: Daily Averages, Month-End Averages and Year-End Equity Indices for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of December 31, 2024, that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of December 31, 2024, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND YEAR-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
S&P 500®	5,428	4,284	27%	5,460	4,323	26%	5,882	4,770	23%
MSCI EAFE®	2,326	2,093	11	2,337	2,101	11	2,262	2,236	1
MSCI® Emerging Markets	1,071	985	9	1,071	985	9	1,075	1,024	5
MSCI ACWI®	800	663	21	805	668	20	841	727	16

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: YEAR-END DEBT INDICES(1)
	As of December 31,
	2024	2023	% Change
Bloomberg U.S. Aggregate Bond Index®	2,189	2,162	1%
Bloomberg Global Aggregate Bond Index®	463	471	(2)

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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2024, we estimate that client activity and asset flows, together, impacted our servicing fees revenue by approximately (1)% on average with a range of (3)% to 1% annually and approximately 0% and (3)% in 2024 and 2023, respectively. See Table 5: Industry Asset Flows for selected asset flow information. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Years Ended December 31,
(In billions)	2024	2023
North America - (U.S. Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(362.0)	$(489.7)
Money Market	678.6	907.3
Exchange-Traded Fund	1,111.1	590.3
Total Flows	$1,427.7	$1,007.9

EMEA - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$233.0	$(72.3)
Money Market	245.7	217.8
Exchange-Traded Fund	251.3	146.0
Total Flows	$730.0	$291.5

(1) Industry data is provided for illustrative purposes only. It is not intended to reflect our activity or our clients’ activity and is indicative of only segments of the entire industry.
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
(3) The year ended December 31, 2024 data for North America (US domiciled) includes Morningstar direct actuals for January 2024 through November 2024 and Morningstar direct estimates for December 2024.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of US domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The year ended December 31, 2024 data for Europe is on a rolling twelve month basis for December 2023 through November 2024, sourced by Morningstar.
Net New Business
Over the five years ended December 31, 2024, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 0% on average with a range of 0% to 1% annually and approximately 0% and 1% in 2024 and 2023, respectively.
Gross investment servicing mandates were $2.33 trillion of AUC/A in 2024 and $1.90 trillion of AUC/A per year on average over the five years ended December 31, 2024, ranging from approximately $0.79 trillion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new servicing mandates may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
Revenues associated with new mandates are not reflected in our servicing fee revenue until the assets have been installed. Our installation timeline, in general, can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past 2 full fiscal years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of the 6 to 36 months range. With respect to the current asset mandates of approximately $2.99 trillion of AUC/A that are yet to be installed as of December 31, 2024, we expect the conversion will mostly occur over the coming 24 months, with approximately 60% expected to be installed in 2025 and approximately 30% in 2026, with the balance expected to be installed largely in 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues are also affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially. On average, over the five years ended December 31, 2024, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (2)% to (3)% in any given year and approximately (3)% and (2)% in 2024 and 2023, respectively. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. In 2024, the impact was primarily driven by several multi-year renewals of large strategic clients. The timing of the impact of additional revenue generated by anticipated additional services and the amount of revenue generated may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services or process changes, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
Historically, and based on an indicative sample of revenue, we estimate that approximately 60%, on average, of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another approximately 20%, on average, of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining approximately 20% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.
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

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Collective funds, including ETFs	$15,266	$14,070	$12,261	9%	15%
Mutual funds	12,301	11,009	9,610	12	15
Pension products	9,386	8,352	7,734	12	8
Insurance and other products	9,604	8,379	7,138	15	17
Total	$46,557	$41,810	$36,743	11	14

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Equities	$27,535	$24,317	$20,575	13%	18%
Fixed-income	11,933	11,043	10,318	8	7
Short-term and other investments	7,089	6,450	5,850	10	10
Total	$46,557	$41,810	$36,743	11	14

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Americas	$33,284	$29,951	$26,981	11%	11%
Europe/Middle East/Africa	10,179	8,913	7,136	14	25
Asia/Pacific	3,094	2,946	2,626	5	12
Total	$46,557	$41,810	$36,743	11	14

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

State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset servicing mandates newly announced in 2024 totaled approximately $2.33 trillion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $2.99 trillion as of December 31, 2024, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
New asset servicing mandates, including Alpha servicing mandates, may be subject to completion of definitive agreements, consents or assignments, approval of applicable boards, shareholders and customary regulatory approvals or other conditions, the failure to complete any of which will prevent the relevant mandate from being installed and serviced. New asset servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose or anonymously reference. These excluded assets, which from time to time may be significant, will be included in new asset servicing mandates and reflected in servicing assets remaining to be installed in the period in which the client provides its permission. Servicing mandates and servicing assets remaining to be installed in future periods may include assets associated with acquisitions or structured transactions and are presented on a gross basis based on factors present on or about the time we determine the business to be won by us and are not updated based on subsequent developments, including changes in assets, market valuations, scope and, potentially, termination. Such assets therefore do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which from time to time may be significant.
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
As previously disclosed, in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a full year run rate basis, we estimate that 2024 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Management Fee Revenue
Management fees increased 13% in 2024 compared to 2023, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 25% of total management fees in 2024, compared to approximately 26% of total management fees in 2023.
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
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account’s performance.
State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In light of the above, we estimate, using relevant information as of December 31, 2024 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Equity:
Active	$52	$47	$54	11%	(13)%
Passive	2,955	2,466	2,075	20	19
Total equity	3,007	2,513	2,129	20	18
Fixed-income:
Active	31	71	83	(56)	(14)
Passive	585	538	471	9	14
Total fixed-income	616	609	554	1	10
Cash(1)	518	467	376	11	24
Multi-asset-class solutions:
Active	23	21	28	10	(25)
Passive	351	289	181	21	60
Total multi-asset-class solutions	374	310	209	21	48
Alternative investments(2):
Active	10	11	35	(9)	(69)
Passive(3)	190	192	178	(1)	8
Total alternative investments	200	203	213	(1)	(5)
Total	$4,715	$4,102	$3,481	15	18

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Americas	$3,468	$3,028	$2,545	15%	19%
Europe/Middle East/Africa(2)	713	577	510	24	13
Asia/Pacific	534	497	426	7	17
Total	$4,715	$4,102	$3,481	15	18

(1) Geographic mix is based on client location or fund management location.
(2) AUM for passive alternative investments has been revised from prior presentations.
State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
.

TABLE 11: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2024	December 31, 2023	December 31, 2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Alternative Investments(2)	$90	$73	$67	23%	9%
Equity	1,310	1,038	817	26	27
Multi Asset	1	1	1	—	—
Fixed-Income	177	156	134	13	16
Total Exchange-Traded Funds	$1,578	$1,268	$1,019	24	24

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)(3)	Total
Balance as of December 31, 2021	$2,674	$623	$368	$222	$251	$4,138
Long-term institutional flows, net(4)	(97)	18	1	19	—	(59)
Exchange-traded fund flows, net	—	22	—	—	—	22
Total flows, net	(97)	40	1	19	—	(37)
Market appreciation (depreciation)	(397)	(94)	9	(28)	(31)	(541)
Foreign exchange impact	(51)	(15)	(2)	(4)	(7)	(79)
Total market/foreign exchange impact	(448)	(109)	7	(32)	(38)	(620)
Balance as of December 31, 2022	2,129	554	376	209	213	3,481
Long-term institutional flows, net(4)	(98)	13	(1)	65	(26)	(47)
Exchange-traded fund flows, net	73	17	—	—	(2)	88
Cash fund flows, net	—	—	76	—	—	76
Total flows, net	(25)	30	75	65	(28)	117
Market appreciation (depreciation)	408	26	16	35	15	500
Foreign exchange impact	1	(1)	—	1	3	4
Total market/foreign exchange impact	409	25	16	36	18	504
Balance as of December 31, 2023	2,513	609	467	310	203	4,102
Long-term institutional flows, net(4)	(7)	(8)	1	34	(17)	3
Exchange-traded fund flows, net	85	24	—	—	—	109
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	78	16	33	34	(17)	144
Market appreciation (depreciation)	457	4	21	32	21	535
Foreign exchange impact	(41)	(13)	(3)	(2)	(7)	(66)
Total market/foreign exchange impact	416	(9)	18	30	14	469
Balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 11% in 2024 compared to 2023, primarily due to higher client volumes, partially offset by lower spreads associated with lower average FX volatility. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 63% and 37%, respectively, of foreign exchange trading services revenue in both 2024 and 2023.
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
State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Indirect FX trading: Represents FX transactions with clients, for which we are the funds’ custodian, or their investment managers, routed to our FX desk through our asset-servicing operation. We execute indirect FX trades as a principal at rates disclosed to our clients. Indirect FX is designed to address FX trades that relate to the purchase, sale or holding of a security where clients chose their execution frequency (either hourly or once per day), allowing us to offer straight-through processing and a fully automated service.
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
Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service. Street FX, in which we continue to act as a principal market-maker, enables our clients to define their FX execution strategy and automate the FX trade execution process, both for funds under custody with us as well as those under custody at another bank.
We also earn foreign exchange trading services revenue through “electronic FX services” and “other trading, transition management and brokerage revenue.”
•Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms (i.e., FX Connect, Currenex). These transactions generate revenue through a “click” fee.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 3% in 2024 compared to 2023, mainly due to higher client lending balances, partially offset by lower spreads primarily resulting from muted industry specials activity.
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
State Street Corporation | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 9% in 2024 compared to 2023, primarily due to higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from front office software and data and lending related and other fees.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 10% in 2024 compared to 2023, primarily due to software-enabled revenue growth, partially offset by lower on-premises renewals.
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
Lending related and other fees increased 8% in 2024 compared to 2023, reflecting higher unfunded commitments primarily relating to our fund finance products. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leveraged loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue increased $109 million in 2024, compared to 2023, primarily reflecting a $66 million gain on sale of an equity investment and the absence of the impact of the Argentine peso devaluation in the prior year period.
Additional information about fee revenue is provided under “Line of Business Information” included in this Management’s Discussion and Analysis.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2024, 2023 and 2022.
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
NII increased 6% in 2024 compared to 2023, primarily due to higher investment securities yields and loan growth, partially offset by deposit mix shift towards interest-bearing deposits.
State Street Corporation | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 13: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2024, 2023 and 2022.

TABLE 13: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2024			2023			2022
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$88,754	$3,634	4.09%	$69,883	$2,869	4.11%	$76,498	$842	1.10%
Securities purchased under resale agreements(2)	6,789	686	10.10	1,764	312	17.67	2,116	188	8.88
Trading account assets	782	—	—	711	—	—	721	—	0.01
Investment securities:
Investment securities available for sale	53,572	2,682	5.01	42,850	1,748	4.08	53,613	733	1.37
Investment securities held-to-maturity	51,212	1,090	2.13	62,915	1,262	2.01	58,316	979	1.68
Total Investment securities	104,784	3,772	3.60	105,765	3,010	2.85	111,929	1,712	1.53
Loans	39,660	2,272	5.73	34,800	1,863	5.35	35,117	973	2.77
Other interest-earning assets(3)	25,300	1,616	6.39	18,098	1,131	6.25	20,850	383	1.84
Total interest-earning assets	266,069	11,980	4.50	231,021	9,185	3.98	247,231	4,098	1.66
Cash and due from banks	3,674			3,925			3,652
Other non-interest-earning assets	41,980			39,750			35,547
Total assets	$311,723			$274,696			$286,430

Interest-bearing deposits:
U.S.	$135,898	$5,532	4.07%	$110,204	$3,976	3.61%	$98,252	$887	0.90%
Non-U.S.	64,144	1,095	1.71	62,689	1,015	1.62	76,842	80	0.10
Total interest-bearing deposits(4)(5)	200,042	6,627	3.31	172,893	4,991	2.89	175,094	967	0.55
Securities sold under repurchase agreements	3,163	156	4.93	3,904	34	0.87	3,633	14	0.39
Federal funds purchased	—	—	—	65	3	4.82	—	—	—
Other short-term borrowings	11,425	577	5.05	1,120	40	3.60	1,188	26	2.18
Long-term debt	20,394	1,086	5.32	17,355	888	5.12	14,132	376	2.66
Other interest-bearing liabilities(6)	4,826	608	12.59	3,891	465	11.96	2,725	161	5.91
Total interest-bearing liabilities	239,850	9,054	3.77	199,228	6,421	3.22	196,772	1,544	0.78
Non-interest-bearing deposits(5)	25,569			32,218			47,780
Other non-interest-bearing liabilities	21,192			19,073			15,992
Preferred shareholders’ equity	2,773			1,976			1,976
Common shareholders’ equity	22,339			22,201			23,910
Total liabilities and shareholders’ equity	$311,723			$274,696			$286,430
Excess of rate earned over rate paid			0.73%			0.75%			0.87%
Net interest income, fully taxable-equivalent basis		$2,926			$2,764			$2,554
Net interest margin, fully taxable-equivalent basis			1.10%			1.20%			1.03%
Tax-equivalent adjustment		(3)			(5)			(10)
Net interest income, GAAP basis		$2,923			$2,759			$2,544

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $191.26 billion, $140.36 billion and $71.02 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.46%, 0.22% and 0.26% for the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $6.96 billion, $4.94 billion and $5.39 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 6.69%, 3.61% and 1.46% for the years ended December 31, 2024, 2023 and 2022, respectively.
(4) Average rate includes the impact of FX swap costs of approximately ($274) million, $54 million and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.45%, 2.86% and 0.55% for the years ended December 31, 2024, 2023 and 2022, respectively.
(5) Total deposits averaged $225.61 billion, $205.11 billion and $222.87 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(6) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $6.30 billion, $4.67 billion and $4.59 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Excluding the impact of netting, the average interest rates would be approximately 7.30%, 5.43% and 2.20% for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Average total interest-earning assets were $266.07 billion in 2024 compared to $231.02 billion in 2023. The increase is primarily due to higher levels of client deposits and an increase in short-term wholesale funding.
Interest-bearing deposits with banks averaged $88.75 billion in 2024 compared to $69.88 billion in 2023. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank (ECB) and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $6.79 billion in 2024 compared to $1.76 billion in 2023, due to a shift to term repurchase agreements, which reduces our ability to net against resale agreement balances. Additionally, as a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The impact of balance sheet netting was $191.26 billion on average in 2024 compared to $140.36 billion in 2023, primarily driven by an increase in FICC repurchase agreement volumes.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of both December 31, 2024 and 2023.
Average investment securities were $104.78 billion in 2024 compared to $105.77 billion in 2023. While the overall size of the portfolio was relatively flat in 2024 compared to 2023, it included higher U.S. Treasury securities, offset by lower mortgage-backed and non-U.S. sovereign and supranational securities.
Average loans increased to $39.66 billion in 2024 compared to $34.80 billion in 2023. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $36.14 billion in 2024 compared to $30.97 billion in 2023. The increase is primarily due to growth in CLOs in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-K.
Average other interest-earning assets, largely associated with our prime service business, increased to $25.30 billion in 2024 from $18.10 billion in 2023, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to our borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $200.04 billion in 2024 from $172.89 billion in 2023. The increase is driven by active engagement with our clients, rotation from non-interest bearing deposits and a reduction in the Federal Reserve’s overnight repurchase agreement activity. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest-bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
State Street Corporation | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average other short-term borrowings increased to $11.43 billion in 2024 from $1.12 billion in 2023, due to increased wholesale funding. The increase is driven by our effort to diversify our funding sources through relatively low-cost channels, to further support business growth.
Average long-term debt was $20.39 billion in 2024 compared to $17.36 billion in 2023. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.83 billion in 2024 compared to $3.89 billion in 2023. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client-provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Based on market conditions and other factors, including regulatory standards, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated U.S. and non-U.S. securities, such as federal agency MBS, sovereign debt securities and U.S. Treasury and agency securities. The pace at which we reinvest, and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to impact our reinvestment program and future levels of NII and NIM.
Provision for Credit Losses
In 2024, we recorded a $75 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, compared to $46 million in 2023.
Additional information is provided under “Loans” in “Financial Condition” in this Management’s Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 14: Expenses, provides the breakout of expenses for the years ended December 31, 2024, 2023 and 2022. Total expenses decreased 1% compared to 2023, as higher business investments, as well as revenue and performance-related costs, were more than offset by productivity savings from organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India and the net impact of notable items. The net impact of notable items in the current and prior year periods decreased expenses by 5% points in 2024 as compared to 2023.

TABLE 14: EXPENSES
	Years Ended December 31,			% Change 2024 vs. 2023	% Change 2023 vs. 2022
(Dollars in millions)	2024	2023	2022
Compensation and employee benefits	$4,697	$4,744	$4,428	(1)%	7%
Information systems and communications	1,829	1,703	1,630	7	4
Transaction processing services	998	957	971	4	(1)
Occupancy	437	426	394	3	8
Amortization of other intangible assets	230	239	238	(4)	—
Acquisition and restructuring costs	—	(15)	65	nm	nm
Other:
Professional services	465	428	375	9	14
Other	874	1,101	700	(21)	57
Total other	1,339	1,529	1,075	(12)	42
Total expenses	$9,530	$9,583	$8,801	(1)	9
Number of employees at year-end	52,626	46,451	42,226	13	10
Compensation and employee benefits expenses decreased 1% in 2024 compared to 2023, as higher performance-based incentive compensation and employee benefits were more than offset by ongoing organizational simplification, process improvements and other initiatives, as well as net benefits from the joint venture consolidations in India and lower net impact of notable items. The net impact of notable items in the current and prior year periods decreased compensation and employee benefits expenses by 3% points in 2024 as compared to 2023.
Total headcount increased 13% as of December 31, 2024 compared to December 31, 2023, primarily reflecting the consolidation of our second joint venture in India in the second quarter of 2024. Associated headcount cost was previously reflected in compensation and employee benefits expenses.
State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Information systems and communications expenses increased 7% in 2024 compared to 2023, primarily reflecting higher technology and infrastructure investments, the absence of episodic vendor credits and notable items, partially offset by vendor savings initiatives and optimization savings. The absence of the prior year notable items decreased information systems and communications expenses by 3% points in 2024, as compared to 2023.
Transaction processing services expenses increased 4% in 2024 compared to 2023, primarily due to higher revenue-related costs associated with sub-custody, broker fees and market data costs.
Occupancy expenses increased 3% in 2024 compared to 2023, primarily driven by footprint expansion related to the joint venture consolidations in India, partially offset by footprint optimization and one-time vendor credits.
Amortization of other intangible assets decreased 4% in 2024 compared to 2023.
Other expenses decreased 12% in 2024 compared to 2023, primarily reflecting the impact of the FDIC special assessment notable items in the current and prior year periods, partially offset by higher professional services, and higher sales, marketing and other fund related expenses.
Repositioning Charges
In 2024, we recorded a net repositioning release of $2 million, including a $15 million release reflected in compensation and employee benefits expenses, partially offset by $13 million of occupancy charges related to footprint optimization.
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
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 15: REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Accruals for Repositioning Charges	58	20	78
Payments and other adjustments	(43)	(21)	(64)
Accrual Balance at December 31, 2022	83	5	88
Accruals for Repositioning Charges	182	21	203
Payments and other adjustments	(58)	(25)	(83)
Accrual Balance at December 31, 2023	207	1	208
Accruals for Repositioning Charges	(15)	13	(2)
Payments and other adjustments	(96)	(14)	(110)
Accrual Balance at December 31, 2024	$96	$—	$96
Income Tax Expense
Income tax expense was $708 million in 2024 compared to $372 million in 2023. Our effective tax rate was 20.8% in 2024 compared to 16.1% in 2023, primarily due to lower impact of business tax credits, an increase in foreign tax-related costs and a decrease in discrete benefits.
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
State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2024 vs. 2023	% Change 2023 vs. 2022
	2024	2023	2022
Servicing fees	$5,016	$4,922	$5,087	2%	(3)%
Foreign exchange trading services	1,248	1,140	1,271	9	(10)
Securities finance	415	402	397	3	1
Software and processing fees	888	811	789	9	3
Other fee revenue	188	145	46	30	nm
Total fee revenue	7,755	7,420	7,590	5	(2)
Net interest income	2,899	2,740	2,551	6	7
Total other income	2	—	(2)	nm	nm
Total revenue	10,656	10,160	10,139	5	—
Provision for credit losses	75	46	20	63	nm
Total expenses	7,687	7,413	7,260	4	2
Income before income tax expense	$2,894	$2,701	$2,859	7	(6)
Pre-tax margin	27%	27%	28%
Average assets (in billions)	$308.5	$271.5	$283.2

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 16: Investment Servicing Line of Business Results, increased 2% in 2024 compared to 2023, primarily due to as higher average market levels and net new business, excluding a previously disclosed client transition, were partially offset by pricing headwinds, a previously disclosed client transition and lower client activity and adjustments, including asset mix shift.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to “Fee Revenue” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 4% in 2024 compared to 2023, as higher business investments, as well as revenue and performance-related costs, were partially offset by productivity savings from organizational simplification, process improvements and other initiatives, including from the joint venture consolidations in India. Additional information about expenses is provided under “Expenses” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2024 vs. 2023	% Change 2023 vs. 2022
	2024	2023	2022
Management fees(1)	$2,124	$1,876	$1,939	13%	(3)%
Foreign exchange trading services(2)	138	125	82	10	52
Securities finance	23	24	19	(4)	26
Other fee revenue(3)	35	35	(47)	—	nm
Total fee revenue	2,320	2,060	1,993	13	3
Net interest income	24	19	(7)	26	nm
Total revenue	2,344	2,079	1,986	13	5
Total expenses	1,655	1,540	1,396	7	10
Income before income tax expense	$689	$539	$590	28	(9)
Pre-tax margin	29%	26%	30%
Average assets (in billions)	$3.2	$3.2	$3.2

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

State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management total revenue increased 13% in 2024 compared to 2023.
Management Fees
Management fees increased 13% in 2024 compared to 2023, primarily due to higher average market levels and net inflows.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to “Fee Revenue” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 7% in 2024 compared to 2023, reflecting higher revenue-related fund expenses, performance-based incentive compensation, and salaries and employee benefits.
Additional information about expenses is provided under “Expenses” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
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
Additional information on our financial condition is presented in Table 13: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis. We believe the average statement of condition is a better measure of the balance sheet trends as period-end balances can be impacted by the timing of client activities including deposits and withdrawals.
State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2024	2023	2022
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,525	$8,301	$7,981
Mortgage-backed securities(1)	10,566	10,755	8,509
Total U.S. Treasury and federal agencies	34,091	19,056	16,490
Non-U.S. debt securities:
Mortgage-backed securities	2,430	1,857	1,623
Asset-backed securities(2)	1,868	2,137	1,669
Non-U.S. sovereign, supranational and non-U.S. agency	13,939	15,100	14,089
Other(3)	2,821	2,735	2,091
Total non-U.S. debt securities	21,058	21,829	19,472
Asset-backed securities:
Student loans(4)	90	114	115
Collateralized loan obligations(5)	3,453	2,527	2,355
Non-agency CMBS and RMBS(6)	4	249	231
Other	91	90	88
Total asset-backed securities	3,638	2,980	2,789
State and political subdivisions	56	355	823
Other U.S. debt securities(7)	52	306	1,005
Total available-for-sale securities(8)(9)	$58,895	$44,526	$40,579
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,417	$8,584	$11,693
Mortgage-backed securities(10)	36,101	39,472	42,307
Total U.S. Treasury and federal agencies	41,518	48,056	54,000
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,673	5,757	6,603
Total non-U.S. debt securities	3,673	5,757	6,603
Asset-backed securities:
Student loans(4)	2,536	3,298	3,955
Non-agency CMBS and RMBS(11)	—	6	142
Total asset-backed securities	2,536	3,304	4,097
Total held-to-maturity securities(8)(12)	$47,727	$57,117	$64,700

(1) As of December 31, 2024, 2023 and 2022, the total fair value included $4.36 billion, $5.54 billion and $6.78 billion, respectively, of agency CMBS and $6.20 billion, $5.21 billion and $1.73 billion, respectively, of agency MBS.
(2) As of December 31, 2024, 2023 and 2022, the fair value includes non-U.S. collateralized loan obligations of $0.70 billion, $1.02 billion and $0.86 billion, respectively.
(3) As of December 31, 2024, 2023 and 2022, the fair value includes non-U.S. corporate bonds of $2.54 billion, $2.36 billion and $1.14 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2024 and entirely of non-agency CMBS as of both December 31, 2023 and 2022.
(7) As of December 31, 2024, 2023 and 2022, the fair value of U.S. corporate bonds was $0.05 billion, $0.31 billion and $1.01 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended December 31, 2024.
(9) As of December 31, 2024 and 2023, we had no allowance for credit losses on AFS investment securities. As of December 31, 2022, we had an allowance for credit losses on AFS investment securities of $2 million.
(10) As of December 31, 2024, 2023 and 2022, the total amortized cost included $5.18 billion, $5.23 billion and $4.99 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of December 31, 2023. As of December 31, 2022, the total amortized cost included $133 million of non-agency CMBS and $9 million of non-agency RMBS.
(12) As of December 31, 2024, we had no allowance for credit losses on HTM investment securities. As of December 31, 2023, we had an allowance for credit losses on HTM investment securities of $1 million. As of December 31, 2022, we had no allowance for credit losses on HTM investment securities.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.2 years and 2.7 years as of December 31, 2024 and 2023, respectively.
Approximately 97% and 96% of the carrying value of the portfolio was rated “AA” or higher as of December 31, 2024 and 2023, respectively, as follows:

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2024	December 31, 2023
AAA(1)	88%	85%
AA	9	11
A	2	2
BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of December 31, 2024 and 2023.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2024	December 31, 2023
U.S. Agency Mortgage-backed securities	35%	39%
U.S. Treasuries	27	17
Non-U.S. sovereign, supranational and non-U.S. agency	17	20
Asset-backed securities	10	10
Other credit	11	14
	100%	100%
State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:

TABLE 21: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION (DISCOUNT ACCRETION)
	Years Ended December 31,
	2024			2023
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$364	$(599)	$(235)	$418	$(264)	154
Net premium amortization (discount accretion)	66	(316)	(250)	81	(78)	3

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 23% and 27% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2024 and 2023, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	December 31, 2024	December 31, 2023
Available-for-sale:
Canada	$3,237	$4,020
United Kingdom	2,702	2,141
Australia	2,055	1,833
France	1,565	1,386
Germany	1,195	1,389
Netherlands	446	690
Austria	382	339
Finland	312	141
Spain	301	230
Sweden	263	270
Italy	231	412
Mexico	216	—
Brazil	181	257
Republic of Korea	168	223
Singapore	141	249
Japan	114	769
Other(2)	7,549	7,480
Total	$21,058	$21,829
Held-to-maturity:
Ireland	$397	$440
Belgium	254	459
France	206	524
Germany	201	212
Finland	124	131
Canada	104	112
Austria	67	150
Spain	—	805
Netherlands	—	177
Other(2)	2,320	2,747
Total	$3,673	$5,757

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of December 31, 2024, other non-U.S. investments include $6.97 billion supranational bonds in AFS securities and $2.32 billion supranational bonds in HTM securities.
Approximately 90% and 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2024 and 2023, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2024 and 2023, approximately 29% and 28%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of December 31, 2024, our non-U.S. debt securities had an average market-to-book ratio of 99.8%, and an aggregate pre-tax net unrealized loss of $40 million, consisting of gross unrealized gains of $109 million and gross unrealized losses of $149 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $26 million, consisting of gross unrealized gains of $102 million and gross unrealized losses of $76 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $66 million, consisting of gross unrealized gains of $7 million and gross unrealized losses of $73 million, associated with non-U.S. HTM debt securities.
As of December 31, 2024, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the United Kingdom, the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, ABS and corporate debt.
Municipal Obligations
We carried approximately $56 million of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2024, as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of December 31, 2024, we also provided approximately $5.32 billion of credit and liquidity facilities to municipal issuers.
State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
December 31, 2024
State of Issuer:
Texas	$—	$2,006	$2,006	37%
New York	4	1,676	1,680	31
California	25	610	635	12
Total	$29	$4,292	$4,321

December 31, 2023
State of Issuer:
Texas	$112	$2,387	$2,499	37%
New York	25	1,687	1,712	25
California	28	1,082	1,110	16
Total	$165	$5,156	$5,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $5.38 billion and $6.80 billion across our businesses as of December 31, 2024 and 2023, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 93% of the obligors rated “AA” or higher as of December 31, 2024. As of that date, approximately 45% and 54% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the United States.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-K.

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2024	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$8,625	0.24%	$13,474	3.35%	$1,426	3.22%	$—	—%	$23,525
Mortgage-backed securities	49	5.23	1,819	4.99	2,493	4.91	6,205	5.18	10,566
Total U.S. treasury and federal agencies	8,674		15,293		3,919		6,205		34,091
Non-U.S. debt securities:
Mortgage-backed securities	58	4.43	427	5.20	38	5.37	1,907	4.84	2,430
Asset-backed securities	276	3.77	279	3.74	1,007	4.74	306	3.89	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	2,700	0.87	10,136	2.95	1,103	2.52	—	—	13,939
Other	371	—	2,346	4.41	104	4.31	—	—	2,821
Total non-U.S. debt securities	3,405		13,188		2,252		2,213		21,058
Asset-backed securities:
Student loans	24	7.44	—	—	12	5.48	54	5.08	90
Collateralized loan obligations	37	5.87	78	6.06	1,877	5.87	1,461	5.96	3,453
Non-agency CMBS and RMBS	—	—	—	—	—	6.01	4	6.26	4
Other	—	—	91	5.28	—	—	—	—	91
Total asset-backed securities	61		169		1,889		1,519		3,638
State and political subdivisions(2)	30	3.74	26	5.93	—	—	—	—	56
Other U.S. debt securities	29	0.77	23	3.13	—	—	—	—	52
Total	$12,199		$28,699		$8,060		$9,937		$58,895

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$4,557	0.48%	$851	0.78%	$1	5.57%	$8	5.07%	$5,417
Mortgage-backed securities	134	2.81	1,711	2.67	3,308	1.71	30,948	2.39	36,101
Total U.S. treasury and federal agencies	4,691		2,562		3,309		30,956		41,518
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,409	1.98	2,044	1.12	220	0.73	—	—	3,673
Total non-U.S. debt securities	1,409		2,044		220		—		3,673
Asset-backed securities:
Student loans	149	5.35	310	5.61	380	5.55	1,697	5.13	2,536
Total asset-backed securities	149		310		380		1,697		2,536
Total	$6,249		$4,916		$3,909		$32,653		$47,727

(1) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(2) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2024).
State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
	As of December 31,
(In millions)	2024	2023	2022
Domestic(1):
Commercial and financial:
Fund finance(2)	$16,347	$13,697	$12,154
Leveraged loans	2,742	2,412	2,431
Overdrafts	1,208	1,225	1,707
Collateralized loan obligations in loan form	50	150	100
Other(3)	3,220	2,512	1,871
Commercial real estate	2,842	3,069	2,985
Total domestic	26,409	23,065	21,248
Foreign(1):
Commercial and financial:
Fund finance(2)	6,601	4,956	3,949
Leveraged loans	1,082	1,194	1,118
Overdrafts	772	1,047	1,094
Collateralized loan obligations in loan form	8,336	6,369	4,741
Total foreign	16,791	13,566	10,902
Total loans(4)	43,200	36,631	32,150
Allowance for loan losses	(174)	(135)	(97)
Loans, net of allowance	$43,026	$36,496	$32,053

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024, compared to $9.69 billion and $7.57 billion private equity capital call finance loans, $6.63 billion and $6.61 billion loans to real money funds and $1.05 billion and $1.11 billion loans to business development companies as of December 31, 2023 and 2022, respectively.
(3) Includes $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024, $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023 and $1.51 billion securities finance loans, $321 million loans to municipalities and $42 million other loans as of December 31, 2022.
(4) As of December 31, 2024, excluding overdrafts, floating rate loans totaled $38.46 billion and fixed rate loans totaled $2.76 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in this Form 10-K for additional details.
We sold $300 million of total loans, which consisted of $250 million of leveraged loans and $50 million of commercial real estate loans in 2024.
We had binding unfunded commitments as of December 31, 2024 and 2023 of $104 million and $121 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 91% and 92% of the loans rated “BB” or “B” as of December 31, 2024 and 2023, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of December 31, 2024, the commercial real estate portfolio consists of, by asset class, approximately 38% multifamily residential, 36% office buildings and 26% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of December 31, 2024, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We observed these effects in certain commercial real estate loans during 2024, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during 2025 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.

TABLE 26: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2024
(In millions)	Under 1 year	1 to 5 years	5 to 15 years	Total
Domestic:
Commercial and financial	$15,280	$5,928	$2,359	$23,567
Commercial real estate	217	1,732	893	2,842
Total domestic	15,497	7,660	3,252	26,409
Foreign:
Commercial and financial	5,752	2,318	8,721	16,791
Total foreign	5,752	2,318	8,721	16,791
Total loans	$21,249	$9,978	$11,973	$43,200
State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 27: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
	As of December 31, 2024
(In millions)	Loans with predetermined interest rates	Loans with floating or adjustable interest rates
Domestic:
Commercial and financial	$161	$8,126
Commercial real estate	2,332	293
Total domestic	2,493	8,419
Foreign:
Commercial and financial	—	11,038
Total foreign	—	11,038
Total loans	$2,493	$19,457
Allowance for credit losses

TABLE 28: ALLOWANCE FOR CREDIT LOSSES
	Years Ended December 31,
(In millions)	2024	2023	2022
Allowance for credit losses:
Beginning balance	$150	$121	$108
Provision for credit losses (funded commitments)(1)	81	56	16
Provisions for credit losses (unfunded commitments)	(5)	(9)	4
Provisions for credit losses (investment securities and all other)	(1)	(1)	—
Charge-offs(2)	(42)	(17)	(7)
Ending balance	$183	$150	$121

(1) The provision for credit losses is primarily related to commercial real estate and leveraged loans.
(2) The charge-offs are primarily related to leveraged loans and a commercial real estate loan.
As of December 31, 2024, the allowance for credit losses increased $33 million compared to December 31, 2023, reflecting provision for credit losses of $75 million primarily due to an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, partially offset by charge-offs of $42 million, largely related to a single property in the commercial real estate portfolio and certain leveraged loans.
As of December 31, 2024, approximately $68 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment and $102 million was related to commercial real estate loans, compared to $72 million and $60 million as of December 31, 2023, respectively. The remaining $13 million and $18 million as of December 31, 2024 and 2023, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of December 31, 2024, the allowance for credit losses represented 0.4% of total loans.
As our view on current and future economic conditions changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting factors such as credit migration within our loan portfolio, as well as changes in management’s economic outlook.
Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses related to investment securities, is provided in “Allowance for Credit Losses” under Significant Accounting Estimates and Note 3 to the consolidated financial statements in this Form 10-K.
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
•resiliency risk;
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
•The establishment of a risk management structure that enables the control and coordination of risk-taking across the business lines;
•The implementation of stress testing practices and a dynamic risk-assessment capability (additional information with respect to our stress-testing process and practices is provided under “Capital” in this Management’s Discussion and Analysis);
•A direct link between risk and strategic decision-making processes and incentive compensation practices; and
•The overall flexibility to adapt to the ever-changing business and market conditions.
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
Governance and Structure
Our approach to risk management involves all levels of management, from the Board and its committees, including its E&A Committee, the RC, the
Human Resources Committee (HRC) and the TOPS, to each business unit and employee. We allocate responsibility for risk oversight so that risk/return decisions are made under a process designed to place appropriate personnel in positions of decision-making authority and subject to robust review and challenge.
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
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, country, market, liquidity, operational, cyber, information technology as well as new business products, regulatory compliance and ethics, vendor risk and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect us.
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
State Street Corporation | 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Board Committee Risk Governance Structure

Board Committees:

Risk Committee (RC)	Examining & Audit Committee (E&A Committee)	Human Resources Committee (HRC)	Technology and Operations Committee (TOPS)

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct and Compliance Committee (BCCC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Financial Risk Committee (FRC)	Fiduciary Risk Committee	Operational Risk and Controls Committee	Technology Risk Committee

Recovery and Resolution Planning (RRP) Executive Review Board	Basel Oversight Committee (BOC)	Compliance Program Oversight Committee	Third Party and Outsourcing Risk Committee	Enterprise Resilience Risk Committee

Stress-Testing Steering Committee	Model Risk Committee (MRC)	Conduct Standards Committee	Executive Operations Management Committee	Enterprise Data Management Committee

Country Risk Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Regulatory Reporting Oversight Committee	New Business and Product Committee	Incentive Compensation Control Committee

Global Financial Crimes Compliance Committee
State Street Corporation | 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Enterprise Risk Management
The goal of ERM is to ensure that risks are proactively identified, well-understood and prudently managed in support of our business strategy. ERM provides risk oversight, support and coordination to allow for the consistent identification, measurement and management of risks across business units separate from the business units’ activities, and is responsible for the formulation and maintenance of corporate-wide risk management policies and guidelines.
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
•The Risk and Control Self-Assessment program comprises a structured process to identify, assess, and manage non-financial risks (operational and compliance) within our business lines and support functions. See also “Operational Risk Management” below.
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
•The E&A Committee oversees management’s operation of our comprehensive system of internal controls covering the integrity of our consolidated financial statements and reports, compliance with laws, regulations and corporate policies. The E&A Committee acts on behalf of the Board in monitoring and overseeing the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements.
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
•The TOPS leads and assists in the Board’s oversight of technology and operational risk management and the role of these risks, including cyber risk, in executing our strategy and supporting our global business requirements. The TOPS reviews strategic initiatives from a technology and operational risk perspective and reviews and approves technology-related risk matters. In addition, the TOPS reviews matters related to corporate information security and cybersecurity programs, and their related risks, operational and technology resiliency, data and access management and third-party risk management.
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
BCCC provides oversight of the management of culture, conduct and compliance risks, including culture and conduct programs, frameworks and compliance risk exposures that could result in reputational risk. The BCCC is co-chaired by our Chief Compliance Officer and our General Counsel.
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
•FRC provides second line oversight of financial risk at State Street, supporting alignment with our risk appetite and policies and procedures. Key activities include risk appetite development, limit setting and breach management, risk policies and procedures oversight, and independent stress-testing;
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
•Stress Testing Steering Committee provides primary supervision of our stress testing program, including stress tests performed in conformity with the Federal Reserve’s CCAR process, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario;
State Street Corporation | 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•State Street Global Advisors Risk Committee is the most senior oversight and decision-making committee for risk management within State Street Global Advisors; the committee is responsible for overseeing the alignment of State Street Global Advisors’ strategy, and risk appetite, as well as alignment with our corporate-wide strategy and risk management standards;
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
Business Conduct and Compliance Committee
•Fiduciary Risk Committee reviews and assesses the fiduciary risk management programs of those units in which we serve in a fiduciary capacity;
•Compliance Program Oversight Committee provides review and oversight of our compliance programs, including our culture of compliance and high standards of ethical behavior;
•The Conduct Standards Committee provides oversight of our enforcement of employee conduct standards;
•Legal Entity Oversight Committee establishes standards with respect to the governance of our legal entities, monitors adherence to those standards, and oversees the ongoing evaluation of our legal entity structure, including the formation, maintenance and dissolution of legal entities;
•The Incentive Compensation Control Committee serves as the forum for the formal review and risk assessment of the design, implementation and monitoring of incentive compensation arrangements; and
•The Global Financial Crimes Compliance Committee provides oversight and strategic direction for the Financial Crimes program, comprised of the AML and Sanctions, Fraud, Anti-Bribery and Corruption and Market Surveillance programs.
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
•Enterprise Resilience Risk Committee considers matters pertaining to business continuity, operational resilience, and related risks, including oversight in determining the direction of the continuity program and continuity strategy and approach;
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
•Executive Operations Management Committee is a forum for the development of strategy, decision-making, and escalation for operations, regulatory remediation, product management, technology, and the operating model; and
•Enterprise Data Management Committee oversees the enterprise-wide data management strategy, provides senior oversight of the programs associated with enterprise-wide data management, serves as an escalation point for material and emerging enterprise-wide data management issues,
State Street Corporation | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and determines / oversees enterprise-wide data management priorities and strategy.
Credit and Counterparty Risk Management
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
The acceptance of credit risk by us is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty’s risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:
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
•Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the Credit Committee, a subcommittee of the FRC. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority may be granted to individuals outside of ERM;
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
Our corporate policies and guidelines require that all extensions of credit are consistent with the bank’s standards, limit credit-related losses, and our goal of maintaining a strong financial condition.
Structure and Organization
The Credit Risk group within ERM is responsible for the assessment, approval and monitoring of credit risk across our business. The group is managed centrally, has dedicated teams in a number of locations worldwide, and is responsible for related policies and procedures, and for our internal credit-rating systems and methodologies. In addition, the group, in conjunction with the business units, establishes measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual sectors, and also to
State Street Corporation | 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
counterparties by product and country of risk. These measurements and limits are reviewed periodically, or at least annually.
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
FRC and it's sub-committee, Credit Committee have the primary responsibility for the oversight, review and approval of the credit risk guidelines and policies which are reviewed periodically, but at least annually.
The Credit Committee, a subcommittee of the FRC, has responsibility for assigning credit authority and approving the largest and higher-risk extensions of credit to individual counterparties or groups of counterparties.
FRC provides periodic updates to MRAC and the Board’s RC.
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
Our risk-rating models are subject to periodic internal review and validation. The overall risk rating methodology is reviewed and approved by the Credit Risk Committee, a subcommittee of the FRC, on an annual basis.
Risk Parameter Estimates
Our internal risk-rating system promotes a clear and consistent approach to determining appropriate credit risk classifications for our credit counterparties and exposures. This allows us to track the changes in risk associated with these counterparties and exposures over time. This capability enhances our ability to calculate both risk exposures and capital, and enables better strategic decision-making across the organization.
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
As with collateral, we have policies and procedures in place to apply close-out and payment netting only to the extent that we have verified legal validity and enforceability of the master agreement. In the case of payment netting, operational constraints may preclude us from reducing settlement risk, notwithstanding the legal right to require the same under the master netting agreement. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially material change in our regulatory ratios, including LCR, and present increased credit, liquidity, asset and liability management and operational risks, some of which could be material.
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
The Credit Risk group routinely assesses the composition of our overall credit risk portfolio for alignment with our stated risk appetite. This assessment includes routine analysis and reporting of the portfolio, monitoring of market-based indicators, the assessment of industry trends and developments and regular reviews of concentrated risks. The Credit Risk group is also responsible, in conjunction with the business units, for defining the appetite for credit risk in the major sectors in which we have a concentration of business activities. These sector-level risk appetite statements, which include counterparty selection criteria and granular underwriting guidelines, are reviewed periodically and approved by either the FRC or Credit Committee.
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
We maintain an active “surveillance list” for all counterparties. The surveillance list status denotes a
State Street Corporation | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
concern with some aspect of a counterparty’s risk profile that warrants closer monitoring of the counterparty’s financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the surveillance list by ERM at its sole discretion.
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
Controls
GCR provides a separate level of surveillance and oversight over the integrity of our credit risk management processes, including the internal risk-rating system. GCR reviews counterparty credit ratings for all identified sectors on an ongoing basis. GCR is subject to oversight by the FRC, and provides periodic updates to the Board’s RC.
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
In 2024, the allowance estimate reflected an increase in loan loss reserves associated with certain commercial real estate and leveraged loans. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and
State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve’s discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in “Supervision and Regulation” in Business in this Form 10-K, cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of December 31, 2024, the value of our Parent Company’s net liquid assets totaled $438 million, compared with $659 million as of December 31, 2023, excluding available liquidity through SSIF. As of December 31, 2024, our Parent Company and State Street Bank had approximately $1.28 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
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
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan (CFP), and routine management reporting to ALCO, MRAC and the Board’s RC.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by the U.S. Agencies. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry’s ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For both the quarters ended December 31, 2024 and December 31, 2023, average daily LCR for the Parent Company was 107% and 106%, respectively. The impact of higher deposits on the Parent Company’s LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company’s LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $142.34 billion for the quarter ended December 31, 2024 compared to $128.96 billion for the quarter ended December 31, 2023, primarily due to a decrease in client deposits relative to the prior period. For the quarter ended December 31, 2024, the LCR for State Street Bank was approximately 134%.
In addition, as a large banking organization, we are subject to the NSFR rule approved by the U.S. Agencies. The NSFR rule requires large banking organizations to maintain a minimum amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. As a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of December 31, 2024, both the Parent Company’s and State Street Bank’s NSFR were above the 100% minimum NSFR requirement. The average NSFR for the Parent Company was 137% and 141% for the three months ended December 31, 2024 and September 30, 2024, respectively.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $86.88 billion at the Federal Reserve, the ECB and other non-U.S. central banks for the quarter ended December 31, 2024, and $69.28 billion for the quarter ended December 31, 2023. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
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
The average fair value of total unencumbered securities was $63.23 billion for the quarter ended December 31, 2024, compared to $76.86 billion for the quarter ended December 31, 2023.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.19 billion and $34.20 billion and standby letters of credit totaling $0.91 billion and $1.51 billion as of December 31, 2024 and 2023, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2024, approximately 75% of our unfunded commitments to extend credit and 33% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in “Supervision and Regulation” in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both December
31, 2024 and December 31, 2023, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 10% in GBP and 5% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset Liquidity,” State Street Bank’s membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. We had $9.8 billion and $2.5 billion outstanding of FHLB funding as of December 31, 2024 and 2023, respectively. These outstanding borrowings have initial maturities of approximately twelve months and are recorded in other short-term borrowings in the consolidated statement of condition.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.68 billion and $1.87 billion as of December 31, 2024 and 2023, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $0.97 billion, as of December 31, 2024, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both December 31, 2024 and 2023, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs. In addition, State Street Bank also has current authorization from the Board to issue unsecured senior debt. The total amount remaining for issuance pursuant to this authority is $2.60 billion as of December 31, 2024.
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
On November 1, 2024, we redeemed $1 billion aggregate principal amount of 2.354% fixed-to-floating rate senior notes due 2025.
On November 25, 2024, State Street Bank issued $300 million aggregate principal amount of floating rate senior notes due 2026, $1.15 billion aggregate principal amount of 4.594% fixed rate senior notes due 2026 and $800 million aggregate principal amount of 4.782% fixed rate senior notes due 2029.
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026.
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment grade ratings as measured by major credit rating agencies.

TABLE 29: CREDIT RATINGS
As of December 31, 2024
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	Aa3	AA-
Subordinated debt	A-	A2	A
Junior subordinated debt	BBB	A3	NR
Preferred stock	BBB	Baa1	BBB+
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa2	AA
Subordinated debt	A	Aa3	NR
Outlook	Stable	Stable	Stable
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
State Street Corporation | 95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 30: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2024, except for the interest portions of long-term debt and finance leases.

TABLE 30: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2024	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$1,285	$9,595	$4,520	$7,756	$23,156
Operating leases	182	286	206	342	1,016
Finance lease and equipment financing obligations(2)	55	26	—	—	81
Tax liability	—	22	—	—	22
Total contractual cash obligations	$1,522	$9,929	$4,726	$8,098	$24,275

(1) Long-term debt excludes finance lease obligations and equipment financing (presented as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2024.
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
•Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2024 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 30: Long-Term Contractual Cash Obligations.

TABLE 31: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2024
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$310,814	$—	$—	$—	$310,814
Unfunded credit facilities	23,217	5,458	5,159	357	34,191
Standby letters of credit	300	554	54	—	908
Purchase obligations(2)	434	545	217	154	1,350
Total commercial commitments	$334,765	$6,557	$5,430	$511	$347,263

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
Unforeseen external events, including natural disasters, terrorist attacks, pandemics, global conflicts, or other geopolitical events (including the ongoing wars in Ukraine and in the Middle East), may result in stress on the operating environment and increase operational risk.
Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that we fail to properly exercise our fiduciary duties in our provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations.
Operational risk is inherent in the performance of investment servicing and investment management activities on behalf of our clients. Whether it be fiduciary risk, risk associated with execution and processing or other types of operational risk, a consistent, transparent and effective operational risk framework is key to identifying, monitoring and managing operational risk. To mitigate these risks, we have established policies, procedures, internal control standards and an operational risk framework. Controls are designed to manage operational risk at levels appropriate to our business model, the business environment and the markets in which we operate taking into account factors such as regulation and competition.
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
Accountability
Accountability for managing operational risk spans the first and second lines of defense:
•The global head of Operational Risk, a member of the CRO’s executive management team, leads ERM’s corporate ORM group. ORM is responsible for developing risk management policies and tools for assessing, measuring, monitoring and managing operational risk. The ORM function includes risk oversight of all lines of business and functions; and
•Business Managers are responsible for managing day to day operations, maintaining an effective system of internal controls and managing operational risks within risk appetite in its normal course of business.
Corporate Audit, as a third line of defense, performs separate reviews of the application of operational risk management practices and methodologies utilized across our business.
State Street Corporation | 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operational Risk Management Framework
The operational risk management framework has been established in a structured manner to drive the identification, assessment, mitigation, monitoring, and reporting of operational risk. Operational risk management framework includes key elements such as risk and control self-assessment, capital analysis, monitoring and reporting and documentation and guidelines. These framework components are described below.
Risk and Control Self-Assessment
The objective of the risk and control self-assessment program is to proactively identify, assess and manage operational risks and related controls associated with day-to-day operations. A key component of understanding how risks are managed is to understand the effectiveness of controls. Effectiveness of controls is concluded through testing, both internal and external, business control assurance activities and self-assessments along with other control function reviews, such as a SOX testing program.
Capital Analysis
The primary measurement tool used to quantify operational risk capital and RWA related to operational risk under the advanced approaches is the loss distribution approach (LDA) model. Such required capital and RWA totaled $3.95 billion and $49.35 billion, respectively, as of December 31, 2024, compared to $3.50 billion and $43.77 billion, respectively, as of December 31, 2023; refer to the “Capital” section in “Financial Condition,” of this Management’s Discussion and Analysis.
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
Monitoring and Reporting
The objective of risk monitoring is to proactively monitor the changing business environment and corresponding operational risk exposure. It is achieved through monitoring tools that are designed to help us understand changes in the business environment, internal control factors, risk metrics, risk assessments, exposures and operating effectiveness, as well as details of loss events and progress on risk initiatives implemented to mitigate potential risk exposures.
Operational risk reporting is intended to provide transparency, thereby enabling management to manage risk, provide oversight and escalate issues in a timely manner. It is designed to allow the business units, executive management, and the Board’s control functions and committees to gain insight into activities that may result in risks and potential exposures.
Documentation and Guidelines
Documentation and guidelines allow for consistency and repeatability of the various processes that support the operational risk framework across our business.
Operational risk guidelines document our practices and describe the key elements in a business unit’s operational risk management program. The purpose of the guidelines is to set forth and define key operational risk terms, provide further detail on our operational risk programs, and detail the business units’ responsibilities to identify, assess, measure, monitor and report operational risk. The guideline supports our operational risk policy.
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
Enterprise Technology Risk Management (ETRM) is the separate risk function responsible for the technology risk management oversight and appetite, and technology risk framework development and execution. ETRM also performs overall technology risk monitoring and reporting to the Board, and provides a separate view of the technology risk posture to executive leadership.
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
Cybersecurity Risk Management
Cybersecurity risk is managed as part of our overall information technology risk as outlined above. For additional information about our cybersecurity risk management program, refer to Item 1C in this Form 10-K.
The TORC assesses and manages the effectiveness of our cybersecurity program, which is overseen by the TOPS of our Board. The TOPS receives regular cybersecurity updates throughout the year and is responsible for reviewing and approving the policy on an annual basis.
Market Risk Management
Market risk is defined by the U.S. Agencies as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
Information about the market risk associated with our trading activities is provided below under “Trading Activities.” Information about the market risk associated with our non-trading activities, which consists primarily of interest rate risk, is provided below under “Asset and Liability Management Activities.”
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients’ requirements and market volatility and our execution against those factors.
We engage in trading activities primarily to support our clients’ needs and to contribute to our overall corporate earnings and liquidity. In connection with certain of these trading activities, we enter into a variety of derivative financial instruments to support our clients' needs and to manage our interest rate and currency risk. These activities are generally intended to generate foreign exchange trading services revenue and to manage potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2024, the notional amount of these derivative contracts was $2.70 trillion, of which $2.62 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. The RC of the Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The Trading and Markets Risk Committee, a sub-committee of the previously described FRC (refer to “Risk Committees”), oversees all market risk-taking activities across our business associated with trading. The TMRC, which reports to the FRC, is composed of members of ERM, our Global Markets business and our Global Treasury group, other control functions, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge. The TMRC meets regularly to monitor the management of our trading market risk activities.
Our business units identify, manage and are responsible for the market risks inherent in their businesses. A dedicated market risk management group within ERM, and other groups within ERM, work with those business units to assist them in the identification, assessment, monitoring, management and control of market risk, and assist business unit managers with their market risk management and measurement activities. ERM provides an additional line of oversight, support and coordination designed to promote the consistent identification, measurement and management of market risk across business units, separate from those business units’ discrete activities.
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
Risk Appetite
Our corporate market risk appetite is specified in policy statements that outline the governance, responsibilities and requirements surrounding the identification, measurement, analysis, management and communication of market risk arising from our trading activities. These policy statements also set forth the market risk control framework designed to monitor, support, manage and control this portion of our risk appetite. All groups involved in the management and control of market risk associated with trading activities are required to comply with the qualitative and quantitative elements of these policy statements. Our trading market risk control framework is composed of the following:
•A trading market risk management process led by ERM, separate from the business units’ discrete activities;
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
The TMRC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits are designed to mitigate undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the Board’s RC.
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” A covered position is generally defined by the U.S. Agencies as an on- or off-balance sheet position associated with the organization’s trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. All FX and commodity positions are considered covered positions, regardless of the accounting treatment they receive. The identification of covered positions for inclusion in our market risk capital framework is governed by our trading and market risk guidelines, which outline the standards we use to determine whether a trading position is a covered position.
Our covered positions consist primarily of the trading portfolios held by our Global Markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as foreign exchange spot, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures and interest rate futures. New activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our trading and market risk guidelines. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the Covered Positions Working Group which reports to the BOC.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The stressed VaR model is designed to identify the second-worst outcome occurring in the worst continuous one-year rolling period since July 2007. This stressed VaR meets the regulatory requirement as the rolling ten-day period with an outcome that is worse than 99% of other outcomes during that twelve-month period of financial
State Street Corporation | 102

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor’s downgrade of U.S. Treasury debt in August 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be incorporated.
Stress Testing
We have a corporate-wide stress testing program in place that incorporates techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve’s CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest rate risk and volatility risk).
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
We perform scenario analysis daily based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur. Relevant scenarios are chosen from an inventory of historical financial stresses and applied to our current portfolio. These historical event scenarios involve spot foreign exchange, credit, equity, unforeseen geo-political events and natural disasters, and government and central bank intervention scenarios. Examples of the specific historical scenarios we incorporate in our stress testing program may include the Asian financial crisis of 1997, the September 11, 2001 terrorist attacks in the United States and the 2008 financial crisis. We continue to update our inventory of historical stress scenarios as new stress conditions emerge in the financial markets.
As each of the historical stress events is associated with a different time horizon, in some instances we normalize results by scaling down the longer horizon events to a ten-day horizon and keeping the shorter horizon events (i.e., events that are shorter than ten days) at their original terms. We also conduct sensitivity analysis daily to calculate the impact of a large predefined shock in a specific risk factor or a group of risk factors on our current portfolio. These predefined shocks include parallel and non-parallel yield curve shifts and foreign exchange spot and volatility surface shifts. In a parallel shift scenario, we apply a constant factor shift across all yield curve tenors. In a non-parallel shift scenario, we apply different shock levels to different tenors of a yield curve, rather than shifting the entire curve by a constant amount. Non-parallel shifts include steepening, flattening and butterflies.
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual P&L outcomes observed from daily market movements. We back-test our VaR model using a “clean” P&L, which excludes non-trading revenue such as fees, commissions and NII, as well as estimated revenue from intraday trading.
Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intraday activity.
We experienced one back-testing exception in 2024 and no back-testing exceptions in 2023. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. This outcome analysis includes back-testing, which compares the VaR model’s predictions to actual outcomes using out-of-sample information. Consistent with regulatory guidance, the back-testing compared a “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.
State Street Corporation | 103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Market Risk Reporting
Our ERM market risk management group is responsible for market risk monitoring and reporting. We use a variety of systems and controlled market feeds from third-party services to compile data for several daily, weekly and monthly management reports.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2024 and 2023, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 32: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2024			As of December 31, 2024	Year Ended December 31, 2023			As of December 31, 2023
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$13,909	$31,813	$6,253	$12,890	$11,697	$23,797	$5,106	$9,029
Global Treasury	2,268	8,332	468	2,451	2,712	7,311	407	1,591
Diversification	(2,056)	(7,807)	(276)	(2,851)	(2,819)	(6,829)	(1,021)	(1,276)
Total VaR	$14,121	$32,338	$6,445	$12,490	$11,590	$24,279	$4,492	$9,344

TABLE 33: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2024			As of December 31, 2024	Year Ended December 31, 2023			As of December 31, 2023
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
Global Markets	$44,313	$72,735	$16,172	$41,379	$42,569	$103,551	$19,606	$62,724
Global Treasury	8,522	23,717	3,943	7,790	6,710	16,762	3,252	5,578
Diversification	(7,581)	(22,417)	(1,257)	(4,580)	(8,463)	(18,555)	(3,486)	(7,936)
Total Stressed VaR	$45,254	$74,035	$18,858	$44,589	$40,816	$101,758	$19,372	$60,366

The average and period-end stressed VaR-based measures were both approximately $45 million for the year ended December 31, 2024, compared to $41 million and $60 million, respectively, for the year ended December 31, 2023. The increase in the average stressed VaR was primarily attributed to higher foreign exchange and interest rate risk positions.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2024 and 2023, respectively. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 34: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2024			Year Ended December 31, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,474	$10,422	$180	$2,348	$10,023	$356
Global Treasury	409	2,505	—	496	1,446	—
Diversification	(388)	(2,920)	—	(324)	(831)	—
Total VaR	$3,495	$10,007	$180	$2,520	$10,638	$356
State Street Corporation | 104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2024			Year Ended December 31, 2023
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,357	$43,800	$518	$5,402	$64,418	$501
Global Treasury	6,246	7,202	—	4,978	6,347	—
Diversification	(5,017)	(8,671)	—	(2,891)	(6,209)	—
Total Stressed VaR	$8,586	$42,331	$518	$7,489	$64,556	$501

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 36, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2024 and 2023. Our baseline rate forecast as of December 31, 2024 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rates have reached peak levels and rate cuts will continue in 2025.

TABLE 36: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2024			December 31, 2023
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.50%	3.00%	4.57%	5.50%	4.00%	3.88%
12-month forward rates	4.00	1.75	4.59	4.25	2.75	3.87

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

TABLE 37: NET INTEREST INCOME SENSITIVITY
	December 31, 2024			December 31, 2023
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$19	$292	$311	$(26)	$274	$248
–100 bps shock	(16)	(254)	(270)	4	(227)	(223)
Steeper yield curve:
+100 bps shift in long-end rates(1)	28	22	50	28	11	39
-100 bps shift in short-end rates(1)	13	(233)	(220)	35	(215)	(180)
Flatter yield curve:
+100 bps shift in short-end rates(1)	(9)	270	261	(53)	262	209
-100 bps shift in long-end rates(1)	(29)	(22)	(51)	(30)	(11)	(41)

(1) The short end is 0-3 months. The long end is 5 years and above. Interim term points are interpolated.
State Street Corporation | 105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios. As of December 31, 2024, our USD balance sheet’s NII sensitivity is relatively neutral given expectations for USD deposit betas and the repricing characteristics of our USD assets. Compared to December 31, 2023, our USD NII turned asset sensitive largely driven by lower investment portfolio duration and lower non-interest bearing deposits. As of December 31, 2024, non-USD NII benefits from higher rate scenarios and is exposed to lower rates primarily driven by our sensitivities on the short-end of the yield curve. Compared to December 31, 2023, our non-USD NII sensitivity increased, driven by higher deposit balances and lower duration in the investment portfolio.
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

TABLE 38: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2024	2023
Rate change:	Benefit (Exposure)
+200 bps shock	$(1,024)	$(1,447)
–200 bps shock	1,205	1,683
As of December 31, 2024, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2023, our sensitivity in the up 200bp shock scenario decreased, primarily driven by a decrease in the duration of the investment portfolio.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Management.”
Model Risk Management
State Street uses models to support its financial decision-making and business activities. Model risk is the potential for adverse outcomes due to incorrectly implemented or misused model outputs. Model Risk Management (MRM) is a separate control function within Enterprise Risk Management (ERM) responsible for specifying and maintaining the firmwide MRM policy and framework designed to monitor and control model risk within our risk appetite.
The MRM framework includes:
•Model risk governance that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, monitors compliance, and reports regularly to relevant internal committees and the Board of Directors on the overall degree of model risk across the firm;
•Model development standards that focus on conceptual soundness and computational accuracy, data quality, robustness, stability, and sensitivity to assumptions; and
•Model validation standards designed to verify that models are conceptually sound, are computationally accurate, are performing as expected, and are in line with their intended use, and evaluate the level of model risk for each model by considering the model’s materiality, usage, performance, and sufficiency of compensating controls among other factors
The MRM function is further responsible for model identification.
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM’s MRM group. The model validation results and/or a decision by the MRC must permit model usage or the model may not be used.
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
State Street Corporation | 106

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The MRC, which is composed of senior managers representing MRM along with functional areas and business units, reports to MRAC, and provides guidance and oversight to the MRM function.
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
Model Validation
MVG is part of MRM within ERM and performs model validations and reviews. MVG is independent, as contemplated by applicable bank regulatory requirements, of both the developers and users of the models. MVG validates models through an evaluation process that assesses the appropriateness, accuracy, and suitability of data inputs, methodologies, documentation, assumptions, and processing code. Model validation also encompasses an assessment of model performance, sensitivity, and robustness, as well as a model’s potential limitations given its particular assumptions or deficiencies. Based on the results of its review, MVG issues a model use decision and may require remedial actions and/or compensating controls on model use. MVG also maintains a model risk rating system, which assigns a risk rating to each model based on an assessment of a model’s inherent and residual risks. These ratings aid in the understanding and reporting of model risk across the model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved,” “Approved with conditions,” or “Not Approved”. There are three ways in which a model can be deemed “Not approved for Use” given a validation: 1) the aggregation of the model scoring within MRM’s model risk rating system is poor enough to result in a “high” rating, 2) the scoring of one or more model risk rating system element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model, or 3) the remediation action is not properly taken by the due date resulting in a severe compliance breach that undercuts the model rating. Second, these decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be escalated to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
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
In connection with the focus on our key risks, each stress test incorporates idiosyncratic loss events tailored to our unique risk profile and business activities. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank. Over the past few years, stress scenarios have included a deep recession in the United States, including impacts from the COVID-19 pandemic, a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
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
Governance
In order to support integrated decision-making, we have identified three management elements to aid in the compatibility and coordination of our CAP:
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
The MRAC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved annually by the Board’s RC.
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
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by the U.S. Agencies.
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
Our SCB requirement was 2.5% for the period from October 1, 2023 through September 30, 2024. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024 through September 30, 2025.
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
Our current G-SIB surcharge, through December 31, 2025, is 1.0%. Based upon preliminary calculations using data as of December 31, 2024, we currently anticipate that our surcharge will remain at 1.0% through December 31, 2026; however, that calculation has not yet been finalized and is subject to many financial, balance sheet, market and other factors, and consequently there is a risk that a higher G-SIB surcharge (e.g., 1.5%) may result from the final calculation.
To maintain the status of the Parent Company as a financial holding company, we and our IDI subsidiaries are required, among other requirements, to be “well capitalized” as defined by Regulation Y and Regulation H.
The market risk capital rule requires us to use internal models to calculate daily measures of VaR, which reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under “Market Risk Management” included in this Management’s Discussion and Analysis.
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
State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 39: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders’ equity:
Common stock and related surplus			$11,226	$11,226	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			29,582	29,582	27,957	27,957	15,977	15,977	14,454	14,454
Accumulated other comprehensive income (loss)			(2,100)	(2,100)	(2,354)	(2,354)	(1,805)	(1,805)	(2,097)	(2,097)
Treasury stock, at cost			(16,198)	(16,198)	(15,025)	(15,025)	—	—	—	—
Total			22,510	22,510	21,823	21,823	27,505	27,505	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,320)	(8,320)	(8,470)	(8,470)	(8,054)	(8,054)	(8,208)	(8,208)
Other adjustments(1)			(391)	(391)	(382)	(382)	(278)	(278)	(298)	(298)
Common equity tier 1 capital			13,799	13,799	12,971	12,971	19,173	19,173	16,884	16,884
Preferred stock			2,816	2,816	1,976	1,976	—	—	—	—
Tier 1 capital			16,615	16,615	14,947	14,947	19,173	19,173	16,884	16,884
Qualifying subordinated long-term debt			1,861	1,861	1,870	1,870	530	530	536	536
Adjusted allowance for credit losses			—	183	—	150	—	183	—	150
Total capital			$18,476	$18,659	$16,817	$16,967	$19,703	$19,886	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$63,252	$124,281	$61,210	$109,228	$57,883	$121,785	$54,942	$107,067
Operational risk(3)			49,350	NA	43,768	NA	47,538	NA	42,297	NA
Market risk			2,000	2,000	2,475	2,475	2,000	2,000	2,475	2,475
Total risk-weighted assets			$114,602	$126,281	$107,453	$111,703	$107,421	$123,785	$99,714	$109,542

Capital Ratios:	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2023 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.0%	10.9%	12.1%	11.6%	17.8%	15.5%	16.9%	15.4%
Tier 1 capital	9.5	9.5	14.5	13.2	13.9	13.4	17.8	15.5	16.9	15.4
Total capital	11.5	11.5	16.1	14.8	15.7	15.2	18.3	16.1	17.5	16.0

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024 through September 30, 2025.
NA Not applicable
Our CET1 capital increased $0.83 billion as of December 31, 2024 compared to December 31, 2023, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases in 2024. Our Tier 1 capital increased $1.67 billion as of December 31, 2024 compared to December 31, 2023 under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in 2024.
Our Tier 2 capital remained relatively flat as of December 31, 2024 compared to December 31, 2023, under the advanced approaches and standardized approach.
Total capital increased under the advanced approaches and standardized approach, as of December 31, 2024 compared to December 31, 2023, by $1.66 billion and $1.69 billion, respectively, primarily due to the increase in CET1 capital and net issuance of preferred stock in 2024.
State Street Corporation | 111

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the years ended December 31, 2024 and 2023.

TABLE 40: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December, 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,971	$12,971	$14,547	$14,547
Net income	2,687	2,687	1,944	1,944
Changes in treasury stock, at cost	(1,173)	(1,173)	(3,689)	(3,689)
Dividends declared	(1,062)	(1,062)	(958)	(958)
Goodwill and other intangible assets, net of associated deferred tax liabilities	150	150	75	75
Accumulated other comprehensive income (loss)(1)	254	254	1,357	1,357
Other adjustments(1)	(28)	(28)	(305)	(305)
Changes in common equity tier 1 capital	828	828	(1,576)	(1,576)
Common equity tier 1 capital balance, end of period	13,799	13,799	12,971	12,971
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,947	14,947	16,523	16,523
Changes in common equity tier 1 capital	828	828	(1,576)	(1,576)
Net issuance (redemption) of preferred stock	840	840	—	—
Changes in tier 1 capital	1,668	1,668	(1,576)	(1,576)
Tier 1 capital balance, end of period	16,615	16,615	14,947	14,947
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,870	2,020	1,376	1,496
Net issuance (redemption) and changes in long-term debt qualifying as tier 2 capital	(9)	(9)	494	494
Changes in allowance for credit losses	—	33	—	30
Changes in tier 2 capital	(9)	24	494	524
Tier 2 capital balance, end of period	1,861	2,044	1,870	2,020
Total capital:
Total capital balance, beginning of period	16,817	16,967	17,899	18,019
Changes in tier 1 capital	1,668	1,668	(1,576)	(1,576)
Changes in tier 2 capital	(9)	24	494	524
Total capital balance, end of period	$18,476	$18,659	$16,817	$16,967

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2024 and 2023.

TABLE 41: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2024	Basel III Standardized Approach December 31, 2023
Total risk-weighted assets, beginning of period	$107,453	$105,359	$111,703	$107,227
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(585)	(1,927)	(1,000)	(1,614)
Net increase (decrease) in loans and overdrafts	919	405	2,241	1,734
Net increase (decrease) in securitization exposures	628	359	592	339
Net increase (decrease) in repo-style transaction exposures	(558)	932	2,968	1,851
Net increase (decrease) in over-the-counter derivatives exposures(1)	2,595	25	10,778	(311)
Net increase (decrease) in all other(2)	(957)	308	(526)	1,490
Net increase (decrease) in credit risk-weighted assets	2,042	102	15,053	3,489
Net increase (decrease) in market risk-weighted assets	(475)	987	(475)	987
Net increase (decrease) in operational risk-weighted assets	5,582	1,005	NA	NA
Total risk-weighted assets, end of period	$114,602	$107,453	$126,281	$111,703

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks and equity exposures.
NA Not applicable.
State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2024, total advanced approaches RWA increased $7.15 billion compared to December 31, 2023, mainly due to an increase in operational risk RWA. The increase in operational risk RWA was primarily due to a model recalibration driven largely by an increase in the value of loss due to inflation and to reflect more recent loss history. Credit risk RWA increased $2.04 billion compared to December 31, 2023, mainly due to increase in over-the-counter derivatives driven by market volatility.
As of December 31, 2024, total standardized approach RWA increased $14.58 billion compared to December 31, 2023, mainly driven by an increase in credit risk RWA. The increase in credit risk RWA mainly reflects higher derivatives RWA, driven by market volatility, higher repo-style transaction RWA, driven by volume, and higher loans RWA, driven by private equity capital call finance loans and CLO loans.
The regulatory capital ratios as of December 31, 2024, presented in Table 39: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2024, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

TABLE 42: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2024	December 31, 2023
State Street:
Tier 1 capital	$16,615	$14,947
Average assets	327,181	278,659
Less: adjustments for deductions from tier 1 capital and other	(8,711)	(8,852)
Adjusted average assets for Tier 1 leverage ratio	318,470	269,807
Additional SLR exposure	38,659	39,291
Adjustments for deductions of qualifying central bank deposits	(87,496)	(69,579)
Total assets for SLR	$269,633	$239,519
Tier 1 leverage ratio(1)	5.2%	5.5%
Supplementary leverage ratio	6.2	6.2

State Street Bank(2):
Tier 1 capital	$19,173	$16,884
Average assets	323,086	275,324
Less: adjustments for deductions from tier 1 capital and other	(8,332)	(8,506)
Adjusted average assets for Tier 1 leverage ratio	314,754	266,818
Additional SLR exposure	40,299	39,069
Adjustments for deductions of qualifying central bank deposits	(87,496)	(69,579)
Total assets for SLR	$267,557	$236,308
Tier 1 leverage ratio (1)	6.1%	6.3%
Supplementary leverage ratio	7.2	7.1

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
Total Loss-Absorbing Capacity (TLAC)
The Federal Reserve’s final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards, and requires us, among other things, to comply with minimum requirements for external TLAC (combined eligible tier 1 regulatory capital and LTD) and LTD. Specifically, we must hold:

Amount equal to:
External TLAC
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable countercyclical buffer, which is currently 0%); and

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of December 31, 2024.

TABLE 43: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2024
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$38,768	30.7%	$27,150	21.5%
Total leverage exposure	38,768	14.4	25,615	9.5
Long-term debt:
Risk-weighted assets	18,828	14.9	8,840	7.0
Total leverage exposure	18,828	7.0	12,133	4.5
Additional information about TLAC is provided under “Total Loss-Absorbing Capacity” in “Supervision and Regulation” in Business in this Form 10-K.
State Street Corporation | 114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Regulatory Developments
On July 27, 2023, the U.S. Agencies issued the 2023 Basel III Endgame Proposal for large banks, and separately proposed revisions to the 2023 G-SIB Surcharge Proposal. The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized approaches for operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new FRTB framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
For additional information about regulatory developments, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section of “Supervision and Regulation” in Business in this Form 10-K.
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2024:

TABLE 44: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029

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
On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $743 million. Dividends on the Series K Preferred Stock will be payable quarterly at an initial rate of 6.450% per annum commencing on June 15, 2025, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 45: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$5,900	$1.48	$44
Series F	2,336	23.36	6	8,935	89.35	23
Series G	5,350	1.34	27	5,350	1.34	27
Series H	6,251	62.51	31	5,625	56.25	28
Series I	5,863	58.63	88	—	—	—
Series J	2,643	26.43	22	—	—	—
Total			$185			$122
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 with no set expiration date (the “2024 Program”). During 2024, we repurchased $1.3 billion of our common stock under the 2024 Program and expect common share repurchases to continue under this program during 2025.
In 2023, we repurchased $3.8 billion of our common stock under the previously approved common share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023 (the “2023 Program”).
The tables below present the activity under our common share repurchase program for the period indicated:

TABLE 46: SHARES REPURCHASED
	Year Ended December 31,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	15.1	$85.89	$1,300	—	$—	$—
2023 Program	—	—	—	49.2	77.22	3,800
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 47: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.90	$859	$2.64	$837
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $310.81 billion and $279.92 billion as of December 31, 2024 and 2023, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $325.61 billion and $293.86 billion as collateral for indemnified securities on loan as of December 31, 2024 and 2023, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $325.61 billion and $293.86 billion, referenced above, $63.66 billion and $59.03 billion was invested in indemnified repurchase agreements as of December 31, 2024 and 2023, respectively. We or our agents held $68.51 billion and $63.11 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2024 and 2023, respectively.
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
Certain of our accounting policies, by their nature, include significant accounting estimates and assumptions which require management to make judgments about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the consolidated financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the significant accounting estimates identified by management are:
•Recurring fair value measurements;
•Allowance for credit losses;
•Impairment of goodwill and other intangible assets; and
•Contingencies.
These estimates require the most subjective or complex judgments, and could be most subject to
State Street Corporation | 117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
revision as new information becomes available. An understanding of these estimates is essential to the understanding of our reported results of operations and financial condition.
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
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on U.S. GAAP’s prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3).
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
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods. We estimate credit losses over the contractual life of the financial asset while factoring in prepayment activity where supported by data over a three year reasonable and supportable forecast period. We utilize baseline, upside and downside scenarios that are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a 13-quarter horizon (or less depending on contractual maturity) with reversion period set to be 27 quarters, calculated by subtracting the 13-quarter period from an average 10-year/40-quarter business cycle. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2024 allowance for credit losses consisted of three scenarios reflecting different assumptions in GDP and unemployment, with the baseline scenario generally in line with market consensus of economic forecasts for GDP and unemployment. We placed the most weight on
State Street Corporation | 118

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
our baseline scenario, with the remaining weighting split between the upside and downside scenarios.
Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2024 would have been approximately $78 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.
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
In 2024, we assessed goodwill for impairment using a qualitative assessment. Based on our evaluation of the qualitative factors noted above, we determined it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. We determined there was no goodwill impairment in 2024.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process. First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset’s net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value. We evaluate intangible assets for indicators of impairment on a quarterly basis. There were no impairments taken on other intangible assets in 2024.
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
State Street Corporation | 119

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K, is incorporated by reference herein.
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

State Street Corporation | 120

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
State Street Corporation | 121

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Servicing Fee Revenue

Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.016 billion for the year ended December 31, 2024. As disclosed in Notes 24 and 25 of the financial statements, servicing fee revenue involves revenue earned from various back and middle office solutions including custody, accounting and fund administration, record keeping, client reporting and investment book of record. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.

Auditing servicing fee revenue was complex and involved significant audit effort due to the nature of the Corporation’s contracts, the volume of contracts, and the number of different processes used to recognize revenue.

How We Addressed the Matter in Our Audit
We identified and obtained an understanding of the processes used by the Corporation to recognize revenue transactions. We evaluated the design and tested the operating effectiveness of controls over the Corporation’s processes for recognizing servicing fee revenue, including, among others, controls over the review of client contracts, the calculation and analysis of the key drivers of revenue (e.g., assets under custody), and the flow of this information from the business teams to the department accruing revenue.

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

Boston, Massachusetts
February 13, 2025
State Street Corporation | 122

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Fee revenue:
Servicing fees	$5,016	$4,922	$5,087
Management fees	2,124	1,876	1,939
Foreign exchange trading services	1,401	1,265	1,376
Securities finance	438	426	416
Software and processing fees	888	811	789
Other fee revenue	289	180	(1)
Total fee revenue	10,156	9,480	9,606
Net interest income:
Interest income	11,977	9,180	4,088
Interest expense	9,054	6,421	1,544
Net interest income	2,923	2,759	2,544
Other income:
Gains (losses) from sales of available-for-sale securities, net	(79)	(294)	(2)
Total other income	(79)	(294)	(2)
Total revenue	13,000	11,945	12,148
Provision for credit losses	75	46	20
Expenses:
Compensation and employee benefits	4,697	4,744	4,428
Information systems and communications	1,829	1,703	1,630
Transaction processing services	998	957	971
Occupancy	437	426	394
Acquisition and restructuring costs	—	(15)	65
Amortization of other intangible assets	230	239	238
Other	1,339	1,529	1,075
Total expenses	9,530	9,583	8,801
Income before income tax expense	3,395	2,316	3,327
Income tax expense	708	372	553
Net income	$2,687	$1,944	$2,774
Net income available to common shareholders	$2,483	$1,821	$2,660
Earnings per common share:
Basic	$8.33	$5.65	$7.28
Diluted	8.21	5.58	7.19
Average common shares outstanding (in thousands):
Basic	297,883	322,337	365,214
Diluted	302,226	326,568	370,109
Cash dividends declared per common share	$2.90	$2.64	$2.40

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 123

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$2,687	$1,944	$2,774
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $153, ($19) and $47, respectively	(228)	261	(441)
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $164, $335 and ($650), respectively	467	870	(1,767)
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $0, $85 and ($133), respectively	(1)	228	(357)
Net unrealized gains (losses) on retirement plans, net of related taxes of $6, $0 and ($1), respectively	16	(2)	(13)
Other comprehensive income (loss)	254	1,357	(2,578)
Total comprehensive income	$2,941	$3,301	$196

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 124

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2024	December 31, 2023
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,145	$4,047
Interest-bearing deposits with banks	112,957	87,665
Securities purchased under resale agreements	6,679	6,692
Trading account assets	768	773
Investment securities available-for-sale (less allowance for credit losses of $0 and $0)	58,895	44,526
Investment securities held-to-maturity (less allowance for credit losses of $0 and $1) (fair value of $41,906 and $51,503)	47,727	57,117
Loans (less allowance for credit losses on loans of $174 and $135)	43,026	36,496
Premises and equipment (net of accumulated depreciation of $6,461 and $6,062)	2,715	2,399
Accrued interest and fees receivable	4,034	3,806
Goodwill	7,691	7,611
Other intangible assets	1,089	1,320
Other assets	64,514	44,806
Total assets	$353,240	$297,258
Liabilities:
Deposits:
Non-interest-bearing	$33,180	$32,569
Interest-bearing - U.S.	166,483	121,738
Interest-bearing - non-U.S.	62,257	66,663
Total deposits	261,920	220,970
Securities sold under repurchase agreements	3,681	1,867
Other short-term borrowings	9,840	3,660
Accrued expenses and other liabilities	29,201	28,123
Long-term debt	23,272	18,839
Total liabilities	327,914	273,459
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series D, 7,500 shares issued and outstanding	—	742
Series F, 2,500 shares issued and outstanding	—	247
Series G, 5,000 shares issued and outstanding	493	493
Series H, 5,000 shares issued and outstanding	—	494
Series I, 15,000 shares issued and outstanding	1,481	—
Series J, 8,500 shares issued and outstanding	842	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 288,766,452 and 301,944,043 shares outstanding	504	504
Surplus	10,722	10,741
Retained earnings	29,582	27,957
Accumulated other comprehensive income (loss)	(2,100)	(2,354)
Treasury stock, at cost (215,113,190 and 201,935,599 shares)	(16,198)	(15,025)
Total shareholders’ equity	25,326	23,799
Total liabilities and shareholders’ equity	$353,240	$297,258

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 125

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2021	$1,976	503,880	$504	$10,787	$25,238	$(1,133)	137,897	$(10,009)	$27,363
Net income					2,774				2,774
Other comprehensive (loss)						(2,578)			(2,578)
Cash dividends declared:
Common stock - $2.40 per share					(871)				(871)
Preferred stock					(112)				(112)
Common stock acquired							19,524	(1,500)	(1,500)
Common stock awards exercised				(43)			(2,565)	172	129
Other				(14)	(1)		(1)	1	(14)
Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					1,944				1,944
Other comprehensive income						1,357			1,357
Cash dividends declared:
Common stock - $2.64 per share					(837)				(837)
Preferred stock					(122)				(122)
Common stock acquired							49,212	(3,837)	(3,837)
Common stock awards exercised				11			(2,133)	148	159
Other					(56)		2	—	(56)
Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					2,687				2,687
Other comprehensive income						254			254
Preferred stock issued	2,323								2,323
Preferred stock redeemed	(1,483)				(17)				(1,500)
Cash dividends declared:
Common stock - $2.90 per share					(859)				(859)
Preferred stock					(185)				(185)
Common stock acquired							15,135	(1,312)	(1,312)
Common stock awards exercised				(21)			(1,950)	139	118
Other				2	(1)		(8)	—	1
Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 126

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2024	2023	2022
Operating Activities:
Net income	$2,687	$1,944	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	145	(184)	(62)
Amortization of other intangible assets	230	239	238
Other non-cash adjustments for depreciation, amortization and accretion, net	375	643	918
Losses related to investment securities, net	79	294	2
Provision for credit losses	75	46	20
Change in trading account assets, net	5	(123)	108
Change in accrued interest and fees receivable, net	(224)	(359)	(156)
Change in collateral deposits, net	(12,109)	(2,246)	7,821
Change in unrealized (gains) losses on foreign exchange derivatives, net	(7,191)	2,146	(1,125)
Change in other assets, net	1,672	(1,839)	421
Change in accrued expenses and other liabilities, net	743	(128)	557
Other, net	303	257	438
Net cash (used in) provided by operating activities	(13,210)	690	11,954
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(25,292)	13,928	4,765
Net decrease (increase) in securities purchased under resale agreements	13	(1,477)	(2,203)
Proceeds from sales of available-for-sale securities	10,973	4,917	4,590
Proceeds from maturities of available-for-sale securities	18,517	15,703	17,254
Purchases of available-for-sale securities	(44,301)	(23,089)	(18,029)
Proceeds from maturities of held-to-maturity securities	9,330	9,474	9,817
Purchases of held-to-maturity securities	(5)	(1,582)	(8,564)
Sale of loans	246	506	1,786
Net increase in loans	(7,369)	(4,746)	(1,667)
Business acquisitions, net of cash acquired	(194)	(61)	—
Purchases of equity investments and other long-term assets	(143)	(136)	(250)
Purchases of premises and equipment, net	(926)	(816)	(734)
Other, net	(332)	117	51
Net cash (used in) provided by investing activities	(39,483)	12,738	6,816
Financing Activities:
Net (decrease) increase in time deposits	(19)	2,820	1,673
Net increase (decrease) in all other deposits	40,971	(17,311)	(21,244)
Net increase (decrease) in securities sold under repurchase agreements	1,814	690	(398)
Net increase in other short-term borrowings	6,180	1,563	1,969
Proceeds from issuance of long-term debt, net of issuance costs	6,523	6,221	3,731
Payments for long-term debt and obligations under finance leases	(2,046)	(2,545)	(1,567)
Payments for redemption of preferred stock	(1,500)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	2,323	—	—
Repurchases of common stock	(1,319)	(3,781)	(1,500)
Repurchases of common stock for employee tax withholding	(83)	(95)	(123)
Payments for cash dividends	(1,033)	(970)	(972)
Other, net	(20)	57	—
Net cash provided by (used in) financing activities	51,791	(13,351)	(18,431)
Net (decrease) increase	(902)	77	339
Cash and due from banks at beginning of period	4,047	3,970	3,631
Cash and due from banks at end of period	$3,145	$4,047	$3,970

Supplemental disclosure:
Interest paid	$8,951	$6,184	$1,354
Income taxes paid, net	451	423	436
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
We have two lines of business:
Investment Servicing provides a broad range of services and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide.
Through State Street Investment Services, State Street Global Markets® and State Street Alpha®, we offer a full range of back- and middle-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our middle- and back-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha®. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate, Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/sponsor communication capabilities to wealth managers, private banks and financial advisors.
As the digital asset space continues to mature, we are building solutions to service, tokenize and safekeep digital assets. Our vision is to enable core digital asset infrastructure as a trusted provider of end-to-end solutions on a secure, interoperable blockchain.
Investment Management provides a comprehensive range of investment management solutions and products for our clients through State Street Global Advisors. Our investment management solutions include strategies across equity, fixed income, cash, multi-asset and alternatives; products such as SPDR® ETFs and index funds; and services including defined benefit, defined contribution, and Outsourced Chief Investment Officer.
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
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of December 31, 2024 and 2023, we held such accounts in Russia that were subject to sanctions restrictions, inclusive of $0.8 billion and $1.5 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.3 billion and $1.9 billion, respectively. The reduction in balances with our subcustodian in Russia was a result of various actions taken related to our contractual arrangements that resulted in the derecognition of certain cash balances and related client liabilities. Cash and due from banks is evaluated as part of our allowance for credit losses.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	130
Investment Securities	Note	3	Page	136
Loans and Allowance for Credit Losses	Note	4	Page	141
Goodwill and Other Intangible Assets	Note	5	Page	146
Derivative Financial Instruments	Note	10	Page	150
Offsetting Arrangements	Note	11	Page	154
Contingencies	Note	13	Page	158
Variable Interest Entities	Note	14	Page	159
Equity-Based Compensation	Note	18	Page	165
Income Taxes	Note	22	Page	169
Earnings Per Common Share	Note	23	Page	170
Revenue from Contracts with Customers	Note	25	Page	173

State Street Corporation | 129

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Developments
Relevant standards that were adopted during the year ended December 31, 2024:
We adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective December 31, 2024. The standard expands the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This includes disclosure of segment expenses that are regularly provided to the CODM and other segment items that are included within each reported measure of segment profit or loss. The standard requires disclosure of the CODM’s title and position and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocating resources. Refer to Note 24 for additional information.
Relevant standards that were recently issued, but not yet adopted as of December 31, 2024

Standard	Description	Effective Date	Effects on the financial statements or other significant matters
ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures
The amendments require disclosure of information about certain costs and expenses in both interim and annual reporting periods. Specified information includes expense amounts relating to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses with the definition thereof.
		Annual reporting for period ending December 31, 2027 and for interim reporting in 2028	We are currently evaluating the disclosure impact of the new standard.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments related to the rate reconciliation and income taxes paid disclosures and require disclosures of (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additional amendments require (1) disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission regulations, and (2) remove disclosures that no longer are considered cost beneficial or relevant.	Annual reporting for period ending December 31, 2025	We are currently evaluating the disclosure impact of the new standard.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of December 31, 2024; none are expected to have a material impact to our financial statements.
Note 2.    Fair Value
Fair Value Measurements
We carry trading account assets and liabilities, AFS debt securities, certain equity securities and various types of derivative financial instruments, at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders’ equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair-value measurement. Management’s assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels of the valuation hierarchy are described below.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2024 and 2023.
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
State Street Corporation | 131

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	121	—		121
Other	—	613	—		613
Total trading account assets	34	734	—		768
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	23,525	—	—		23,525
Mortgage-backed securities	—	10,566	—		10,566
Total U.S. Treasury and federal agencies	23,525	10,566	—		34,091
Non-U.S. debt securities:
Mortgage-backed securities	—	2,430	—		2,430
Asset-backed securities	—	1,868	—		1,868
Non-U.S. sovereign, supranational and non-U.S. agency	—	13,939	—		13,939
Other	—	2,821	—		2,821
Total non-U.S. debt securities	—	21,058	—		21,058
Asset-backed securities:
Student loans	—	90	—		90
Collateralized loan obligations	—	3,453	—		3,453
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,638	—		3,638
State and political subdivisions	—	56	—		56
Other U.S. debt securities	—	52	—		52
Total available-for-sale investment securities	23,525	35,370	—		58,895
Other assets:
Derivative instruments:
Foreign exchange contracts	16	29,422	1	$(18,262)	11,177
Interest rate contracts	5	23	—	(23)	5
Other derivative contracts	1	—	—	—	1
Total derivative instruments	22	29,445	1	(18,285)	11,183
Other	20	747	—	—	767
Total assets carried at fair value	$23,601	$66,296	$1	$(18,285)	$71,613
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$28,904	$—	$(22,527)	$6,377
Interest rate contracts	—	1	—	(1)	—
Other derivative contracts	—	219	—	—	219
Total derivative instruments	—	29,124	—	(22,528)	6,596
Total liabilities carried at fair value	$—	$29,124	$—	$(22,528)	$6,596

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.86 billion and $6.10 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.

State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2023
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$36	$—	$—		$36
Non-U.S. government securities	—	138	—		138
Other	—	599	—		599
Total trading account assets	36	737	—		773
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	8,301	—	—		8,301
Mortgage-backed securities	—	10,755	—		10,755
Total U.S. Treasury and federal agencies	8,301	10,755	—		19,056
Non-U.S. debt securities:
Mortgage-backed securities	—	1,857	—		1,857
Asset-backed securities	—	2,137	—		2,137
Non-U.S. sovereign, supranational and non-U.S. agency	—	15,100	—		15,100
Other	—	2,735	—		2,735
Total non-U.S. debt securities	—	21,829	—		21,829
Asset-backed securities:
Student loans	—	114	—		114
Collateralized loan obligations	—	2,527	—		2,527
Non-agency CMBS and RMBS(2)	—	249	—		249
Other	—	90	—		90
Total asset-backed securities	—	2,980	—		2,980
State and political subdivisions	—	355	—		355
Other U.S. debt securities	—	306	—		306
Total available-for-sale investment securities	8,301	36,225	—		44,526
Other assets:
Derivative instruments:
Foreign exchange contracts	—	19,690	4	$(14,387)	5,307
Interest rate contracts	—	13	—	(13)	—
Total derivative instruments	—	19,703	4	(14,400)	5,307
Other	11	640	—	—	651
Total assets carried at fair value	$8,348	$57,305	$4	$(14,400)	$51,257
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
State Street Corporation | 134

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and due from banks	$3,145	$3,145	$3,145	$—	$—
Interest-bearing deposits with banks	112,957	112,957	—	112,957	—
Securities purchased under resale agreements	6,679	6,679	—	6,679	—
Investment securities held-to-maturity	47,727	41,906	5,354	36,552	—
Net loans(1)	43,026	42,839	—	41,097	1,742
Other(2)	6,752	6,752	—	6,752	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,180	$33,180	$—	$33,180	$—
Interest-bearing - U.S.	166,483	166,483	—	166,483	—
Interest-bearing - non-U.S.	62,257	62,257	—	62,257	—
Securities sold under repurchase agreements	3,681	3,681	—	3,681	—
Other short-term borrowings	9,840	9,840	—	9,840	—
Long-term debt	23,272	23,078	—	22,882	196
Other(2)	6,752	6,752	—	6,752	—

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2024.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and due from banks	$4,047	$4,047	$4,047	$—	$—
Interest-bearing deposits with banks	87,665	87,665	—	87,665	—
Securities purchased under resale agreements	6,692	6,692	—	6,692	—
Investment securities held-to-maturity	57,117	51,503	8,409	43,094	—
Net loans	36,496	36,335	—	34,308	2,027
Other(1)	6,866	6,866	—	6,866	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$32,569	$32,569	$—	$32,569	$—
Interest-bearing - U.S.	121,738	121,738	—	121,738	—
Interest-bearing - non-U.S.	66,663	66,663	—	66,663	—
Securities sold under repurchase agreements	1,867	1,867	—	1,867	—
Other short-term borrowings	3,660	3,660	—	3,660	—
Long-term debt	18,839	18,417	—	18,216	201
Other(1)	6,866	6,866	—	6,866	—

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
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in other fee revenue in our consolidated statement of income. AFS securities are carried at fair value, with any allowance for credit losses recorded through the consolidated statement of income and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) from sales of available-for-sale securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income.

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,539	$38	$52	$23,525	$8,427	$39	$165	$8,301
Mortgage-backed securities(1)	10,699	21	154	10,566	10,870	49	164	10,755
Total U.S. Treasury and federal agencies	34,238	59	206	34,091	19,297	88	329	19,056
Non-U.S. debt securities:
Mortgage-backed securities	2,426	5	1	2,430	1,861	3	7	1,857
Asset-backed securities(2)	1,865	5	2	1,868	2,148	2	13	2,137
Non-U.S. sovereign, supranational and non-U.S. agency	13,954	54	69	13,939	15,159	73	132	15,100
Other(3)	2,787	38	4	2,821	2,733	39	37	2,735
Total non-U.S. debt securities	21,032	102	76	21,058	21,901	117	189	21,829
Asset-backed securities:
Student loans(4)	89	1	—	90	113	1	—	114
Collateralized loan obligations(5)	3,447	6	—	3,453	90	—	—	90
Non-agency CMBS and RMBS(6)	1	3	—	4	252	—	3	249
Other	90	1	—	91	2,530	3	6	2,527
Total asset-backed securities	3,627	11	—	3,638	2,985	4	9	2,980
State and political subdivisions	56	—	—	56	356	—	1	355
Other U.S. debt securities(7)	53	—	1	52	314	—	8	306
Total available-for-sale securities(8)(9)	$59,006	$172	$283	$58,895	$44,853	$209	$536	$44,526
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,417	$—	$55	$5,362	$8,584	$—	$163	$8,421
Mortgage-backed securities(10)	36,101	2	5,677	30,426	39,472	7	5,271	34,208
Total U.S. Treasury and federal agencies	41,518	2	5,732	35,788	48,056	7	5,434	42,629
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,673	7	73	3,607	5,757	8	153	5,612
Total non-U.S. debt securities	3,673	7	73	3,607	5,757	8	153	5,612
Asset-backed securities:
Student loans(4)	2,536	4	29	2,511	3,298	2	62	3,238
Non-agency CMBS and RMBS(11)	—	—	—	—	6	18	—	24
Total asset-backed securities	2,536	4	29	2,511	3,304	20	62	3,262
Total held-to-maturity securities(8)(12)	$47,727	$13	$5,834	$41,906	$57,117	$35	$5,649	$51,503

(1) As of December 31, 2024 and 2023, the total fair value included $4.36 billion and $5.54 billion, respectively, of agency CMBS and $6.20 billion and $5.21 billion, respectively, of agency MBS.
(2) As of December 31, 2024 and 2023, the fair value includes non-U.S. collateralized loan obligations of $0.70 billion and $1.02 billion, respectively.
(3) As of December 31, 2024 and 2023, the fair value includes non-U.S. corporate bonds of $2.54 billion and $2.36 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2024 and entirely of non-agency CMBS as of December 31, 2023.
(7) As of December 31, 2024 and 2023, the fair value of U.S. corporate bonds was $0.05 billion and $0.31 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended December 31, 2024.
(9) As of December 31, 2024 and 2023, we had no allowance for credit losses on AFS investment securities.
(10) As of December 31, 2024 and 2023, the total amortized cost included $5.18 billion and $5.23 billion of agency CMBS, respectively.
(11) Consists entirely of non-agency RMBS as of December 31, 2023.
(12) As of December 31, 2024, we had no allowance for credit losses on HTM investment securities. As of December 31, 2023, we had $1 million allowance for credit losses on HTM investment securities.
State Street Corporation | 137

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate investment securities with carrying values of approximately $86.70 billion and $71.30 billion as of December 31, 2024 and 2023, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2024, 2023 and 2022, proceeds from sales of AFS securities were approximately $10.97 billion, $4.92 billion and $4.59 billion, respectively, resulting in a pre-tax loss of approximately $79 million, $294 million and $2 million in 2024, 2023 and 2022, respectively. The pre-tax loss in 2024 was primarily driven by sales of U.S. Treasury, non-U.S. agency, supranational and mortgage-backed securities as part of an investment portfolio repositioning in the third quarter of 2024.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,113	$25	$2,435	$27	$10,548	$52
Mortgage-backed securities	3,742	59	4,360	95	8,102	154
Total U.S. Treasury and federal agencies	11,855	84	6,795	122	18,650	206
Non-U.S. debt securities:
Mortgage-backed securities	730	1	225	—	955	1
Asset-backed securities	387	—	506	2	893	2
Non-U.S. sovereign, supranational and non-U.S. agency	4,695	49	2,695	20	7,390	69
Other	312	2	116	2	428	4
Total non-U.S. debt securities	6,124	52	3,542	24	9,666	76
Asset-backed securities:
Student loans	12	—	—	—	12	—
Collateralized loan obligations	684	—	—	—	684	—
Total asset-backed securities	696	—	—	—	696	—
State and political subdivisions	—	—	26	—	26	—
Other U.S. debt securities	3	—	49	1	52	1
Total	$18,678	$136	$10,412	$147	$29,090	$283

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$333	$2	$5,416	$163	$5,749	$165
Mortgage-backed securities	961	6	6,512	158	7,473	164
Total U.S. Treasury and federal agencies	1,294	8	11,928	321	13,222	329
Non-U.S. debt securities:
Mortgage-backed securities	424	1	719	6	1,143	7
Asset-backed securities	358	—	1,052	13	1,410	13
Non-U.S. sovereign, supranational and non-U.S. agency	3,972	7	5,788	125	9,760	132
Other	50	—	893	37	943	37
Total non-U.S. debt securities	4,804	8	8,452	181	13,256	189
Asset-backed securities:
Collateralized loan obligations	183	—	1,605	6	1,788	6
Non-agency CMBS and RMBS	35	—	180	3	215	3
Total asset-backed securities	218	—	1,785	9	2,003	9
State and political subdivisions	64	—	104	1	168	1
Other U.S. debt securities	3	—	303	8	306	8
Total	$6,383	$16	$22,572	$520	$28,955	$536
State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2024. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2024
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,619	$8,625	$13,485	$13,474	$1,435	$1,426	$—	$—	$23,539	$23,525
Mortgage-backed securities	49	49	1,824	1,819	2,517	2,493	6,309	6,205	10,699	10,566
Total U.S. Treasury and federal agencies	8,668	8,674	15,309	15,293	3,952	3,919	6,309	6,205	34,238	34,091
Non-U.S. debt securities:
Mortgage-backed securities	58	58	427	427	38	38	1,903	1,907	2,426	2,430
Asset-backed securities	276	276	279	279	1,005	1,007	305	306	1,865	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	2,706	2,700	10,138	10,136	1,110	1,103	—	—	13,954	13,939
Other	371	371	2,314	2,346	102	104	—	—	2,787	2,821
Total non-U.S. debt securities	3,411	3,405	13,158	13,188	2,255	2,252	2,208	2,213	21,032	21,058
Asset-backed securities:
Student loans	23	24	—	—	12	12	54	54	89	90
Collateralized loan obligations	37	37	78	78	1,874	1,877	1,458	1,461	3,447	3,453
Non-agency CMBS and RMBS	—	—	—	—	—	—	1	4	1	4
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	60	61	168	169	1,886	1,889	1,513	1,519	3,627	3,638
State and political subdivisions	30	30	26	26	—	—	—	—	56	56
Other U.S. debt securities	30	29	23	23	—	—	—	—	53	52
Total	$12,199	$12,199	$28,684	$28,699	$8,093	$8,060	$10,030	$9,937	$59,006	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,557	$4,521	$851	$832	$1	$1	$8	$8	$5,417	$5,362
Mortgage-backed securities	134	120	1,711	1,559	3,308	2,788	30,948	25,959	36,101	30,426
Total U.S. Treasury and federal agencies	4,691	4,641	2,562	2,391	3,309	2,789	30,956	25,967	41,518	35,788
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,409	1,397	2,044	1,998	220	212	—	—	3,673	3,607
Total non-U.S. debt securities	1,409	1,397	2,044	1,998	220	212	—	—	3,673	3,607
Asset-backed securities:
Student loans	149	147	310	309	380	379	1,697	1,676	2,536	2,511
Total asset-backed securities	149	147	310	309	380	379	1,697	1,676	2,536	2,511
Total	$6,249	$6,185	$4,916	$4,698	$3,909	$3,380	$32,653	$27,643	$47,727	$41,906
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
State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses.
We conduct quarterly reviews of HTM securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. HTM securities are evaluated for expected credit loss utilizing a probability of default methodology, or discounted cash flows assessed against the amortized cost of the investment security excluding accrued interest.
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
As of December 31, 2024, we had no allowance for credit losses on HTM investment securities. As of December 31, 2023, we had $1 million allowance for credit losses on HTM investment securities.
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
As of both December 31, 2024 and 2023, we had no allowance for credit losses on AFS investment securities.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
As of December 31, 2024, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $6.12 billion and $6.19 billion related to 1,564 and 1,704 securities as of December 31, 2024 and 2023, respectively, to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the
State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
securities. The unrealized loss has not been recognized as of December 31, 2024, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
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
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	December 31, 2024	December 31, 2023
Domestic(1):
Commercial and financial:
Fund finance(2)	$16,347	$13,697
Leveraged loans	2,742	2,412
Overdrafts	1,208	1,225
Collateralized loan obligations in loan form	50	150
Other(3)	3,220	2,512
Commercial real estate	2,842	3,069
Total domestic	26,409	23,065
Foreign(1):
Commercial and financial:
Fund finance(2)	6,601	4,956
Leveraged loans	1,082	1,194
Overdrafts	772	1,047
Collateralized loan obligations in loan form	8,336	6,369
Total foreign	16,791	13,566
Total loans(4)	43,200	36,631
Allowance for credit losses	(174)	(135)
Loans, net of allowance	$43,026	$36,496

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024, compared to $9.69 billion private equity capital call finance loans, $6.63 billion loans to real money funds and $1.05 billion loans to business development companies as of December 31, 2023.
(3) Includes $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024 and $2.23 billion securities finance loans, $276 million loans to municipalities and $5 million other loans as of December 31, 2023.
(4) As of December 31, 2024, excluding overdrafts, floating rate loans totaled $38.46 billion and fixed rate loans totaled $2.76 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve’s discount window. As of December 31, 2024 and 2023, the loans pledged as collateral totaled $13.90 billion and $13.00 billion, respectively.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of December 31, 2024, we had two loans totaling $191 million on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due. As of December 31, 2023, we had three loans totaling $70 million on non-accrual status.
In 2024, we purchased $3.72 billion of collateralized loan obligations in loan form, which were all investment grade as of December 31, 2024.
We sold $300 million of loans in 2024. We recorded a charge-off against the allowance for these loans of $37 million in 2024.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of December 31, 2024, we had 4 loans totaling $48 million in the commercial and financial segment and 5 loans totaling $402 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of December 31, 2024, $91 million of our allowance for credit losses was related to these loans.
When the asset is collateral-dependent, which means when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the allowance for credit losses are determined based on the fair value of the collateral, adjusted for the estimated costs to sell.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2024.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 88% of our loans were rated as investment grade as of December 31, 2024 with external credit ratings, or equivalent, of “BBB-” or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 11% of our loans as of December 31, 2024, and are concentrated in leveraged loans. Approximately 91% of those leveraged loans have an external credit rating, or equivalent, of “BB” or “B” as of December 31, 2024.
•Special Mention: Counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard: Counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful: Counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss: Counterparties which are uncollectible or have little value.
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

December 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$35,831	$1,969	$37,800
Speculative	4,278	409	4,687
Special mention	187	62	249
Substandard	48	211	259
Doubtful	—	191	191
Total(1)(2)	$40,344	$2,842	$43,186

December 31, 2023	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$29,737	$2,287	$32,024
Speculative	3,546	449	3,995
Special mention	242	62	304
Substandard	14	224	238
Doubtful	23	47	70
Total(1)	$33,562	$3,069	$36,631

(1) Loans include $1.98 billion and $2.27 billion of overdrafts as of December 31, 2024 and 2023, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of December 31, 2024, $1.84 billion overdrafts were investment grade and $0.14 billion overdrafts were speculative.
(2) Total does not include $14 million of loans classified as held-for-sale as of December 31, 2024.
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
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2024. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,946	$223	$89	$47	$6	$197	$18,044	$20,552
Speculative	1,834	173	154	387	53	155	136	2,892
Special mention	47	10	—	54	—	—	—	111
Substandard	—	—	12	—	—	—	—	12
Total commercial and financing	$3,827	$406	$255	$488	$59	$352	$18,180	$23,567

Commercial real estate:
Risk Rating:
Investment grade	$41	$63	$488	$278	$128	$971	$—	$1,969
Speculative	—	153	20	69	100	67	—	409
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	211	—	211
Doubtful	—	—	—	—	—	191	—	191
Total commercial real estate	$41	$216	$508	$347	$228	$1,502	$—	$2,842

Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,243	$1,796	$1,152	$2,187	$—	$—	$5,901	$15,279
Speculative	607	174	44	246	46	43	226	1,386
Special mention	—	35	26	15	—	—	—	76
Substandard	—	—	—	36	—	—	—	36
Total commercial and financing	$4,850	$2,005	$1,222	$2,484	$46	$43	$6,127	$16,777

Total loans(2)	$8,718	$2,627	$1,985	$3,319	$333	$1,897	$24,307	$43,186

(1) Any reserve associated with accrued interest is not material. As of December 31, 2024, accrued interest receivable of $327 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $14 million of loans classified as held-for-sale as of December 31, 2024.
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
The following tables present the activity in the allowance for credit losses by portfolio and class for the years ended December 31, 2024 and 2023:

	Year End December 31, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	$150
Provision	13	1	67	(1)	(5)	75
Charge-offs(2)	(17)	—	(25)	—	—	(42)
Ending balance	$68	$4	$102	$—	$9	$183

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) Related to the sale of commercial real estate and leveraged loans in 2024.

	Year Ended December 31, 2023
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Available-for-sale securities	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$73	$4	$19	$2	$—	$23	$121
Provision	16	(1)	41	(2)	1	(9)	46
Charge-offs(2)	(17)	—	—	—	—	—	(17)
Ending balance	$72	$3	$60	$—	$1	$14	$150

(1) Includes $3 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) Related to the sale of leveraged loans in 2023.
State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In 2024, we recorded a $75 million provision for credit losses, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, compared to $46 million in 2023. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2024, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected undiscounted net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income. There were no impairments to goodwill or other intangible assets in 2024, 2023 and 2022.
The following table presents changes in the carrying amount of goodwill during the periods indicated for each of our goodwill reporting units:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2022	$7,232	$263	$7,495
Acquisitions	44	—	44
Foreign currency translation	70	2	72
Ending balance December 31, 2023	7,346	265	7,611
Acquisitions(1)	189	—	189
Foreign currency translation	(107)	(2)	(109)
Ending balance December 31, 2024	$7,428	$263	$7,691

(1) Investment Servicing includes the impact of the consolidation of one of our joint ventures in India.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2022	$1,495	$49	$1,544
Amortization	(217)	(22)	(239)
Foreign currency translation	15	—	15
Ending balance December 31, 2023	1,293	27	1,320
Acquisitions	7	13	20
Amortization	(216)	(14)	(230)
Foreign currency translation	(21)	—	(21)
Ending balance December 31, 2024	$1,063	$26	$1,089

State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,706	$(1,919)	$787
Technology	401	(252)	149
Core deposits	677	(540)	137
Other	95	(79)	16
Total	$3,879	$(2,790)	$1,089

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,761	$(1,808)	$953
Technology	402	(216)	186
Core deposits	690	(516)	174
Other	85	(78)	7
Total	$3,938	$(2,618)	$1,320
Amortization expense related to other intangible assets was $230 million, $239 million and $238 million in 2024, 2023 and 2022, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2024 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2025	$225
2026	202
2027	168
2028	122
2029	64
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2024	December 31, 2023
Securities borrowed(1)	$37,451	$23,131
Derivative instruments, net	11,183	5,307
Bank-owned life insurance	3,856	3,742
Investments in joint ventures and other unconsolidated entities(2)	3,317	2,981
Collateral, net	3,216	2,983
Right-of-use assets	818	805
Prepaid expenses	738	598
Deferred tax assets, net of valuation allowance(3)	701	1,034
Accounts receivable	504	611
Income taxes receivable	144	246
Receivable for securities settlement	57	1,082
Other(4)	2,529	2,286
Total	$64,514	$44,806

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $341 million and $183 million as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.04 billion and $1.15 billion as of December 31, 2024 and 2023, respectively.
Note 7. Deposits
We had $5.78 billion and $5.80 billion of time deposits outstanding, of which $0.08 billion and $0.06 billion were non-U.S. time deposits as of December 31, 2024 and 2023, respectively. Time deposits included amounts in excess of the FDIC insurance limits, or other uninsured accounts not subject to any country specific deposit insurance limits, of $5.77 billion and $5.79 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, uninsured time deposits of $1.07 billion were scheduled to mature in less than three months, $2.41 billion in three to six months, and $2.29 billion in six to twelve months. Demand deposit overdrafts of $1.98 billion and $2.27 billion were included as loan balances at December 31, 2024 and 2023, respectively.
State Street Corporation | 147

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements and FHLB and BTFP funding recorded in other short-term borrowings.
Collectively, short-term borrowings had weighted-average interest rates of 5.03% and 1.52% in 2024 and 2023, respectively.
The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements		Other(1)
	2024	2023	2024	2023
Balance as of December 31	$3,681	$1,867	$9,815	$3,500
Average outstanding during the year	3,163	3,904	11,128	849
Weighted-average interest rate as of year-end	5.62%	.08%	4.77%	3.03%
Weighted-average interest rate during the year	4.93	.87	5.19	5.12

(1) Primarily includes FHLB and Bank Term Funding Program borrowings.
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. Applicable securities with a fair value of $4.36 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2024.

The following table presents information about these securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2024.

	Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Term maturity(2)	$3,588	$3,500	$3,505
Overnight maturity	875	861	176
Total	$4,463	$4,361	$3,681

(1) Collateralized by investment securities.
(2) Maturity is greater than 90 days.
We maintain an agreement with a clearing organization (FICC) that enables us to net securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The impact of this netting was $191.26 billion on average in 2024 compared to $140.36 billion in 2023, primarily due to higher FICC repo volumes.
State Street Bank currently maintains a line of credit of CAD $1.40 billion, or approximately $0.97 billion, as of December 31, 2024, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both December 31, 2024 and 2023, there was no balance outstanding on this line of credit.
State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2024	2023
Parent Company and Non-Banking Subsidiary Issuances
August 18, 2015	August 18, 2025(1)	3.550%	Senior notes	2/18; 8/18(2)	$1,285	$1,265
August 3, 2023	August 3, 2026	5.272%	Senior notes	2/3; 8/3(2)	1,203	1,211
October 22, 2024	October 22, 2027	4.330%	Senior notes	4/22, 10/22(2)	1,189	—
May 18, 2023	May 18, 2026	5.104%	Fixed-to-floating rate senior notes	5/18; 11/18	999	998
May 18, 2023	May 18, 2034	5.159%	Fixed-to-floating rate senior notes	5/18; 11/18	995	995
March 18, 2024	March 18, 2027	4.993%	Senior notes	3/18, 9/18(2)	993	—
August 20, 2024	February 20, 2029	4.530%	Fixed-to-floating rate senior notes	2/20; 8/20(2)	989	—
November 21, 2023	November 21, 2029	5.684%	Fixed-to-floating rate senior notes	5/21; 11/21(2)	986	995
March 3, 2021	March 3, 2031(1)(3)	2.200%	Senior subordinated notes	3/3; 9/3	845	845
October 22, 2024	October 22, 2032	4.675%	Fixed-to-floating rate senior notes	4/22; 10/22(2)	789	—
January 24, 2020	January 24, 2030(1)	2.400%	Senior notes	1/24, 7/24(2)	784	790
May 19, 2016	May 19, 2026(1)	2.650%	Senior notes	5/19; 11/19(2)	728	719
January 26, 2023	January 26, 2034	4.821%	Fixed-to-floating rate senior notes	1/26, 7/26(2)	702	731
August 4, 2022	August 4, 2033	4.164%	Fixed-to-floating rate senior notes	2/4; 8/4(2)	665	687
February 7, 2022	February 7, 2028	2.203%	Fixed-to-floating rate senior notes	2/7; 8/7(2)	619	605
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3(2)	535	556
November 1, 2019	November 1, 2034(3)	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1(2)	523	528
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	500	500
January 26, 2023	January 26, 2026	4.857%	Fixed-to-floating rate senior notes	1/26, 7/26(2)	499	496
November 4, 2022	November 4, 2026	5.751%	Fixed-to-floating rate senior notes	5/4; 11/4(2)	498	497
March 30, 2020	March 30, 2031	3.152%	Fixed-to-floating rate senior notes	3/30, 9/30	498	498
May 13, 2022	May 13, 2033	4.421%	Fixed-to-floating rate senior notes	5/13; 11/13	498	497
November 18, 2021	November 18, 2027	1.684%	Fixed-to-floating rate senior notes	5/18; 11/18(2)	497	496
March 30, 2020	March 30, 2026	2.901%	Fixed-to-floating rate senior notes	3/30; 9/30(2)	497	485
November 4, 2022	November 4, 2028	5.820%	Fixed-to-floating rate senior notes	5/4; 11/4(2)	495	497
November 21, 2023	November 21, 2034(3)	6.123%	Fixed-to-floating rate senior subordinated notes	5/21; 11/21(2)	492	497
February 7, 2022	February 7, 2033	2.623%	Fixed-to-floating rate senior notes	2/7; 8/7(2)	465	476
August 3, 2023	August 3, 2026	Floating-rate	Senior notes	2/3; 5/3; 8/3; 11/3	299	299
February 7, 2022	February 6, 2026	1.746%	Fixed-to-floating rate senior notes	2/6; 8/6(2)	299	290
October 22, 2024	October 22, 2027	Floating-rate	Senior notes	1/22; 4/22; 7/22; 10/22	299	—
June 21, 1996	June 15, 2026(1)	7.350%	Senior notes	6/15; 12/15	150	150
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	100	100
December 15, 2014	December 16, 2024(1)	3.300%	Senior notes	6/16; 12/16(2)	—	977
November 1, 2019	November 1, 2025(4)	2.354%	Fixed-to-floating rate senior notes	5/1; 11/1(2)	—	972

State Street Bank issuances and lease obligations
November 25, 2024	November 25, 2026(1)	4.594%	Senior notes	5/25, 11/25	1,146	—
November 25, 2024	November 23, 2029(1)	4.782%	Senior notes	5/23, 11/23	796	—
November 25, 2024	November 25, 2026(1)	Floating-rate	Senior notes	2/25; 5/25; 8/25; 11/25	299	—
Long-term finance leases and equipment financing					116	187
Total long-term debt					$23,272	$18,839

(1) We may not redeem notes prior to their maturity.
(2) We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2024 and 2023, the carrying value of long-term debt associated with these fair value hedges was $220 million and $184 million, respectively. Refer to Note 10 for additional information about fair value hedges.
(3) The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
(4) We redeemed the notes prior to original maturity date.

State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Parent Company and Non-Banking Subsidiaries
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026.
State Street Bank
As of December 31, 2024 and 2023, $79 million and $130 million, respectively, of long-term finance leases was related to information technology equipment. Refer to Note 20 for additional information.
Note 10. Derivative Financial Instruments
We use derivative financial instruments to support our clients’ needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. Derivatives in hedge accounting relationships are disclosed according to the type of hedge, such as fair value, cash flow or net investment. Derivatives designated as hedging instruments in hedge accounting relationships are carried at fair value with change in fair value recognized in the consolidated statement of income or other comprehensive income (OCI), as appropriate. Derivatives not designated in hedge accounting relationships include those derivatives entered into to support client needs and derivatives used to manage interest rate, currency and other market risks associated with certain assets and liabilities. Such derivatives are carried at fair value with changes in fair value recognized in the consolidated statement of income.
Derivatives Not Designated as Hedging Instruments
We provide foreign exchange forward contracts and options in support of our client needs, and also act as a dealer in the currency markets. As part of our trading activities, we assume positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest rate options, interest rate forward contracts, and interest rate futures. The entire change in the fair value of derivatives utilized in our trading activities are recorded in foreign exchange trading services revenue. We also utilize derivatives in our asset and liability management activities and to manage other market risks. The entire change in fair value of such derivatives are recorded in net interest income and other fee revenue, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2024 is approximately $136 million. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$47,222	$12,668
Foreign exchange contracts:
Forward, swap and spot	2,612,945	2,528,115
Options purchased	466	851
Options written	145	544
Futures	359	197
Other:
Futures	155	125
Stable value contracts(1)	25,271	28,704
Deferred value awards(2)	253	289
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	33,302	20,333
Foreign exchange contracts:
Forward and swap	10,260	9,777

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$29,116	$19,498	$28,904	$19,153
Other derivative contracts	1	—	219	182
Total	$29,117	$19,498	$29,123	$19,335

Derivatives designated as hedging instruments:
Foreign exchange contracts	$323	$196	$—	$263
Interest rate contracts	28	13	1	4
Total	$351	$209	$1	$267

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2024	2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$862	$803	$938
Foreign exchange contracts	Interest expense	274	(54)	(20)
Interest rate contracts	Foreign exchange trading services revenue	21	(2)	3
Other Derivative contracts	Other fee revenue	(12)	(3)	—
Interest rate contracts	Other fee revenue	—	—	1
Other derivative contracts(1)	Compensation and employee benefits	(189)	(121)	(89)
Total		$956	$623	$833

(1) Amount in 2024 reflects a deferred compensation expense acceleration of $79 million, related to prior period incentive compensation awards to align our deferred pay mix with peers.
The following tables show the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,951	$(323)	$103
Available-for-sale securities(2)(3)	18,666	(376)	1

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$12,463	$(340)	$156
Available-for-sale securities(2)(3)	11,260	(503)	3

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated in under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At December 31, 2024 and 2023, the amortized cost of the closed portfolios used in these hedging relationships was $3.32 billion and $685 million, respectively, of which $1.82 billion and $400 million, respectively, was designated under the portfolio layer hedging relationship. At December 31, 2024 and 2023, the cumulative adjustment associated with these hedging relationships was ($26) million and ($6) million, respectively.
(3) Carrying amount represents amortized cost.
State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the total notional amount of the interest rate swaps of fair value hedges was $31.12 billion and $19.43 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,					Years Ended December 31,
		2024	2023	2022			2024	2023	2022
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(55)	$(164)	$676	Available-for-sale securities(1)	Net interest income	$55	$164	$(676)
Interest rate contracts	Net interest income	17	202	(1,160)	Long-term debt	Net interest income	(17)	(202)	1,160
Foreign exchange contracts	Other fee revenue	21	—	—	Available-for-sale securities	Other fee revenue	(21)	—	—
Total		$(17)	$38	$(484)			$17	$(38)	$484

(1) For the year ended December 31, 2024, approximately $93 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to approximately $122 million of net unrealized losses in the same period of 2023.

	Years Ended December 31,				Years Ended December 31,
	2024	2023	2022	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2024	2023	2022
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(6)	$14	$(598)	Net interest income	$(200)	$(210)	$(43)
Foreign exchange contracts	59	91	156	Net interest income	254	2	92
Total derivatives designated as cash flow hedges	$53	$105	$(442)		$54	$(208)	$49

Derivatives designated as net investment hedges:
Foreign exchange contracts	$540	$(89)	$291		$—	$—	$—
Total derivatives designated as net investment hedges	540	(89)	291		—	—	—
Total	$593	$16	$(151)		$54	$(208)	$49

(1) As of December 31, 2024, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of December 31, 2024 totaled approximately $7.41 billion, against which we provided $5.66 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2024, the maximum additional collateral we would be required to post to our counterparties is approximately $1.75 billion.
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
As of December 31, 2024 and 2023, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $11.41 billion and $10.67 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $2.76 billion and $6.41 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$29,439	$(16,424)	$13,015	$—	$13,015
Interest rate contracts(6)	28	(1)	27	—	27
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(1,860)	(1,860)	(1,197)	(3,057)
Total derivatives	29,468	(18,285)	11,183	(1,197)	9,986
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	276,151	(232,021)	44,130	(42,589)	1,541
Total derivatives and other financial instruments	$305,619	$(250,306)	$55,313	$(43,786)	$11,527
State Street Corporation | 154

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2023
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,694	$(10,496)	$9,198	$—	$9,198
Interest rate contracts(6)	13	—	13	—	13
Cash collateral and securities netting	NA	(3,904)	(3,904)	(1,069)	(4,973)
Total derivatives	19,707	(14,400)	5,307	(1,069)	4,238
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	230,384	(200,561)	29,823	(28,016)	1,807
Total derivatives and other financial instruments	$250,091	$(214,961)	$35,130	$(29,085)	$6,045

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
(7) Included in the $44.13 billion as of December 31, 2024 were $6.68 billion of resale agreements and $37.45 billion of collateral provided related to securities borrowing. Included in the $29.82 billion as of December 31, 2023 were $6.69 billion of resale agreements and $23.13 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$28,904	$(16,424)	$12,480	$—	$12,480
Interest rate contracts(6)	1	(1)	—	—	—
Other derivative contracts	219	—	219	—	219
Cash collateral and securities netting	NA	(6,103)	(6,103)	(1,572)	(7,675)
Total derivatives	29,124	(22,528)	6,596	(1,572)	5,024
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	250,032	(232,021)	18,011	(17,835)	176
Total derivatives and other financial instruments	$279,156	$(254,549)	$24,607	$(19,407)	$5,200
State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2023
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$19,416	$(10,496)	$8,920	$—	$8,920
Interest rate contracts(6)	4	—	4	—	4
Other derivative contracts	182	—	182	—	182
Cash collateral and securities netting	NA	(1,413)	(1,413)	(633)	(2,046)
Total derivatives	19,602	(11,909)	7,693	(633)	7,060
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	214,362	(200,561)	13,801	(13,306)	495
Total derivatives and other financial instruments	$233,964	$(212,470)	$21,494	$(13,939)	$7,555

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
(7) Included in the $18.01 billion as of December 31, 2024 were $3.68 billion of repurchase agreements and $14.33 billion of collateral received related to securities lending transactions. Included in the $13.80 billion as of December 31, 2023 were $1.87 billion of repurchase agreements and $11.93 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2024					As of December 31, 2023
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$223,095	$350	$1,277	$2,500	$227,222	$196,212	$—	$185	$1,360	$197,757
Non-US sovereign debt	—	—	—	—	—	—	—	—	—	—
Total	223,095	350	1,277	2,500	227,222	196,212	—	185	1,360	197,757
Securities lending transactions:
US Treasury and agency securities	152	—	—	—	152	6	—	—	—	6
Corporate debt securities	193	—	—	—	193	278	—	3	—	281
Equity securities	11,181	13	—	4,519	15,713	7,128	20	13	2,291	9,452
Other(1)	6,752	—	—	—	6,752	6,866	—	—	—	6,866
Total	18,278	13	—	4,519	22,810	14,278	20	16	2,291	16,605
Gross amount of recognized liabilities for repurchase agreements and securities lending	$241,373	$363	$1,277	$7,019	$250,032	$210,490	$20	$201	$3,651	$214,362

(1) Represents a security interest in underlying client assets related to our prime services business, which assets clients have allowed us to transfer and re-pledge.
State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	December 31, 2024	December 31, 2023
Commitments:
Unfunded credit facilities	$34,191	$34,197
Guarantees(1):
Indemnified securities financing	$310,814	$279,916
Standby letters of credit	908	1,510

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
As of December 31, 2024, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2024	December 31, 2023
Fair value of indemnified securities financing	$310,814	$279,916
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	325,611	293,855
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	63,655	59,028
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	68,507	63,105
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2024 and 2023, we had approximately $37.45 billion and $23.13 billion, respectively, of collateral provided and approximately $14.33 billion and $11.93 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both December 31, 2024 and 2023, we did not record any liabilities under these arrangements.
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
As of December 31, 2024, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $15 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2024, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $30 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Gomes, et al. v. State Street Corp.
Eight participants in our Salary Savings Program filed a purported class action complaint in May 2021 on behalf of participants and beneficiaries who participated in the program and invested in our proprietary investment fund options between May 2015 and April 3, 2024. The complaint named the plan sponsor as well as the committees overseeing the plan and their respective members as defendants, and alleged breach of fiduciary duty and violations of other duties owed to retirement plan participants under ERISA. We resolved this matter at a cost that was within our established accruals for loss contingencies.
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
OFAC Matter
In June 2024, State Street entered into a settlement agreement with the U.S. Department of Treasury’s OFAC to resolve its investigation into apparent violations of OFAC’s Ukraine-/Russia-Related Sanctions Regulations. In connection with the settlement, we paid a civil monetary penalty of $7.45 million and made certain compliance commitments.
State of Texas et al v. Blackrock, Inc. et al
In November 2024, eleven state Attorneys General filed a complaint in Federal Court in the Eastern District of Texas against State Street, BlackRock and Vanguard, alleging antitrust violations on the theory that the three companies conspired to artificially suppress coal supply, resulting in harm to American consumers in the form of higher electricity costs.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $237 million as of both December 31, 2024 and December 31, 2023.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2017. Management believes that we have sufficiently accrued liabilities as of December 31, 2024 for potential tax exposures.
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
As of both December 31, 2024 and 2023, we had no consolidated funds. As of December 31, 2024 and 2023, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $19 million and $18 million as of December 31, 2024 and 2023, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
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
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of December 31, 2024 and 2023, our potential maximum loss exposure related to these unconsolidated entities totaled $1.10 billion and $1.33 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
We account for our low-income housing tax credit investments (LIHTC) and production tax credit investments under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized based on a percentage of the actual income tax credits and other income tax benefits allocated in the current period versus the total estimated income tax credits and other income tax benefits expected to be received over the life of the investment. The net benefit, representing the difference between amortization of the investment balance, recognition of the income tax credits and recognition of other income tax benefits from the investment is recognized as a component of income tax expense.
State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, we had investments in LIHTC and production tax credit investments of $705 million and $291 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $42 million at December 31, 2024. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $110 million at December 31, 2024. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

	Years Ended December 31,
(In millions)	2024	2023
Income (loss) recorded on investments within other fee revenue	$29	$26
Income recorded in total revenue	29	26
Tax credits and benefits recognized in income tax expense	256	239
Proportional amortization recognized in income tax expense	(207)	(182)
Net benefits included in income tax expense	49	57
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$78	$83
Note 15.    Shareholders’ Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2024:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2024 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029

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
On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $743 million. Dividends on the Series K Preferred Stock will be payable quarterly at an initial rate of 6.450% per annum commencing on June 15, 2025, with the first dividend payable on a pro-rata basis. Our preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2024			2023
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$1,475	$0.37	$11	$5,900	$1.48	$44
Series F	2,336	23.36	6	8,935	89.35	23
Series G	5,350	1.34	27	5,350	1.34	27
Series H	6,251	62.51	31	5,625	56.25	28
Series I	5,863	58.63	88	—	—	—
Series J	2,643	26.43	22	—	—	—
Total			$185			$122
Common Stock
On January 19, 2024, we announced a new common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 with no set expiration date the “2024 Program”). During 2024, we repurchased $1.3 billion of our common stock under the 2024 Program and expect common share repurchases to continue under this program during 2025.
In 2023, we repurchased $3.8 billion of our common stock under the previously approved common share repurchase program authorizing the purchase of up to $4.5 billion of our common stock through December 31, 2023 (the “2023 Program”).
The tables below present the activity under our common share repurchase program for the period indicated:

	Years Ended December 31,
	2024			2023
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	15.1	$85.89	$1,300	—	$—	$—
2023 Program	—	—	—	49.2	77.22	3,800
The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2024		2023
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.90	$859	$2.64	$837
State Street Corporation | 162

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2021	$(2)	$(50)	$(130)	$(1,019)	$68	$(1,133)
Other comprehensive income (loss) before reclassifications	(321)	(1,937)	(1)	(732)	291	(2,700)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(36)	170	(12)	—	—	122
Other comprehensive income (loss)	(357)	(1,767)	(13)	(732)	291	(2,578)
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	75	442	(3)	351	(90)	775
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	153	428	1	—	—	582
Other comprehensive income (loss)	228	870	(2)	351	(90)	1,357
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	39	15	14	(768)	540	(160)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(40)	452	2	—	—	414
Other comprehensive income (loss)	(1)	467	16	(768)	540	254
Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($374) million, ($530) million and ($749) million as of December 31, 2024, 2023 and 2022, respectively, related to AFS investment securities previously transferred to HTM.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
(In millions)	Amounts Reclassified into Earnings			Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $21, $81 and $1 respectively	$59	$213	$1	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $137, $81 and $96 respectively	393	215	169	Net interest income
Cash flow hedges:
(Gains) losses reclassified from accumulated other comprehensive income into income, net of related taxes of ($14), $55 and ($13) respectively	(40)	153	(36)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of nil, nil and $(1) respectively	2	1	(12)	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$414	$582	$122
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
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a “capital floor” in the calculation and assessment of regulatory capital adequacy by the U.S. Agencies. Beginning on January 1, 2015, we were required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2024, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2024 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2023	Basel III Standardized Approach December 31, 2023
Common shareholders’ equity:
Common stock and related surplus			$11,226	$11,226	$11,245	$11,245	$13,333	$13,333	$13,033	$13,033
Retained earnings			29,582	29,582	27,957	27,957	15,977	15,977	14,454	14,454
Accumulated other comprehensive income (loss)			(2,100)	(2,100)	(2,354)	(2,354)	(1,805)	(1,805)	(2,097)	(2,097)
Treasury stock, at cost			(16,198)	(16,198)	(15,025)	(15,025)	—	—	—	—
Total			22,510	22,510	21,823	21,823	27,505	27,505	25,390	25,390
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,320)	(8,320)	(8,470)	(8,470)	(8,054)	(8,054)	(8,208)	(8,208)
Other adjustments(1)			(391)	(391)	(382)	(382)	(278)	(278)	(298)	(298)
Common equity tier 1 capital			13,799	13,799	12,971	12,971	19,173	19,173	16,884	16,884
Preferred stock			2,816	2,816	1,976	1,976	—	—	—	—
Tier 1 capital			16,615	16,615	14,947	14,947	19,173	19,173	16,884	16,884
Qualifying subordinated long-term debt			1,861	1,861	1,870	1,870	530	530	536	536
Adjusted allowance for credit losses			—	183	—	150	—	183	—	150
Total capital			$18,476	$18,659	$16,817	$16,967	$19,703	$19,886	$17,420	$17,570
Risk-weighted assets:
Credit risk(2)			$63,252	$124,281	$61,210	$109,228	$57,883	$121,785	$54,942	$107,067
Operational risk(3)			49,350	NA	43,768	NA	47,538	NA	42,297	NA
Market risk			2,000	2,000	2,475	2,475	2,000	2,000	2,475	2,475
Total risk-weighted assets			$114,602	$126,281	$107,453	$111,703	$107,421	$123,785	$99,714	$109,542
Adjusted quarterly average assets			$318,470	$318,470	$269,807	$269,807	$314,754	$314,754	$266,818	$266,818

Capital Ratios:	2024 Minimum Requirements(4)	2023 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.0%	10.9%	12.1%	11.6%	17.8%	15.5%	16.9%	15.4%
Tier 1 capital	9.5	9.5	14.5	13.2	13.9	13.4	17.8	15.5	16.9	15.4
Total capital	11.5	11.5	16.1	14.8	15.7	15.2	18.3	16.1	17.5	16.0
Tier 1 leverage(5)	4.0	4.0	5.2	5.2	5.5	5.5	6.1	6.1	6.3	6.3

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024 through September 30, 2025.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 164

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2024	2023	2022
Interest income:
Interest-bearing deposits with banks	$3,634	$2,869	$842
Investment securities:
Investment securities available-for-sale	2,680	1,744	724
Investment securities held-to-maturity	1,090	1,262	979
Total investment securities	3,770	3,006	1,703
Securities purchased under resale agreements	686	312	188
Loans	2,271	1,862	972
Other interest-earning assets	1,616	1,131	383
Total interest income	11,977	9,180	4,088
Interest expense:
Interest-bearing deposits	6,627	4,991	967
Securities sold under repurchase agreements	156	34	14
Federal funds purchased	—	3	—
Short-term borrowings	577	40	26
Long-term debt	1,086	888	376
Other interest-bearing liabilities	608	465	161
Total interest expense	9,054	6,421	1,544
Net interest income	$2,923	$2,759	$2,544
Note 18. Equity-Based Compensation
We record compensation expense for equity-based awards, such as deferred stock and performance awards, based on the closing price of our common stock on the date of grant, adjusted if appropriate, based on the eligibility of the award to receive dividends.
Compensation expense related to equity-based and cash-settled stock awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. Compensation expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Compensation expense for common stock awards granted to employees meeting early retirement eligibility criteria is fully expensed on the grant date.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.
The 2017 Stock Incentive Plan, or 2017 Plan, was amended and restated and approved by shareholders in May 2023 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 15.1 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, or 2006 Plan, or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2024, a total of 20.8 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan. As of December 31, 2024, a cumulative total of 24.7 million shares have been awarded under the 2017 Plan, compared to cumulative totals of 21.7 million shares and 18.7 million shares as of December 31, 2023 and 2022, respectively.
The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2024, 7.0 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2024, a total of 18.3 million shares were available for future issuance under the 2017 Plan.
For deferred stock awards granted under the Plans, no common stock is issued at the time of grant and the award does not possess dividend and voting rights. Generally, these grants vest over zero to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over three years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on the performance of certain financial ratios, after the conclusion of each performance period.
Beginning with 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers,” as defined by management. These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation, such as deferred stock awards and performance-based awards, if it is determined that a material risk-
State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taker made risk-based decisions that exposed us to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level. In addition, awards granted to certain of our senior executives, as well as awards granted to individuals in certain jurisdictions, may be subject to recoupment after vesting (if applicable) and delivery to the individual in specified circumstances generally relating to fraud or willful misconduct by the individual that results in material harm to us or a material financial restatement.
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $223 million, $208 million and $240 million for the years ended December 31, 2024, 2023 and 2022, respectively. Such expense for 2024, 2023 and 2022 excluded an expense of $3 million, $12 million and $21 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the years ended December 31, 2024, 2023 and 2022, no stock appreciation rights were exercised. As of December 31, 2024, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2022	5,279	$72.43
Granted	2,421	79.58
Vested	(2,587)	71.54
Forfeited	(145)	76.40
Outstanding as of December 31, 2023	4,968	75.72
Granted	2,551	68.70
Vested	(2,513)	73.62
Forfeited	(147)	73.35
Outstanding as of December 31, 2024	4,859	73.20
The total fair value of deferred stock awards vested for the years ended December 31, 2024, 2023 and 2022, based on the weighted average grant date fair value in each respective year, was $185 million, $185 million and $217 million, respectively. As of December 31, 2024, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $169 million, which is expected to be recognized over a weighted-average period of 2.2 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2022	2,296	$69.43
Granted	614	79.96
Forfeited	(17)	74.59
Paid out	(687)	62.99
Outstanding as of December 31, 2023	2,206	74.33
Granted	363	63.49
Forfeited	(28)	80.01
Paid out	(502)	65.70
Outstanding as of December 31, 2024	2,039	74.44
The total fair value of performance awards vested for the years ended December 31, 2024, 2023 and 2022, based on the weighted average grant date fair value in each respective year, was $33 million, $43 million and $60 million, respectively. As of December 31, 2024, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $15 million, which is expected to be recognized over a weighted-average period of 1.8 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Cash-Settled Restricted Stock Awards:
Outstanding as of December 31, 2022	35	$79.99
Granted	24	83.80
Paid out	(32)	79.99
Outstanding as of December 31, 2023	27	83.37
Granted	40	69.96
Paid out	(38)	76.11
Outstanding as of December 31, 2024	29	74.52
The total fair value of cash-settled restricted stock awards vested during both the years ended December 31, 2024 and 2023, based on the weighted average grant date fair value, was $3 million. As of December 31, 2024, there was no unrecognized compensation cost related to cash-settled restricted stock awards.
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
Note 19. Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $17 million, $16 million and $21 million in 2024, 2023 and 2022, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.10 billion, $19 million and less than $1 million, respectively, as of December 31, 2024 and $1.16 billion, $25 million and $1 million, respectively, as of December 31, 2023. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were overfunded by $26 million and $10 million as of December 31, 2024 and 2023, respectively. The non-qualified supplemental retirement plans were underfunded by $19 million and $25 million as of December 31, 2024 and 2023, respectively. The other post-retirement benefit plans were underfunded by less than $1 million and $1 million as of December 31, 2024 and 2023, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $212 million, $194 million and $171 million in 2024, 2023 and 2022, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2024, 2023 and 2022 was $824 million, $829 million and $842 million, respectively.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2024 and 2023, we had finance leases for information technology equipment of $67 million and $119 million, respectively, recorded in premises and equipment, with the related liability of $79 million and $130 million, respectively, recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in information systems and communications expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. Accumulated amortization of the finance lease right-of-use assets was $135 million as of December 31, 2024. Interest expense related to the finance lease obligation reflected in NII was $3 million and $5 million in 2024 and 2023, respectively.
As of December 31, 2024, aggregate net book value of the operating lease right-of-use assets recorded in other assets was $818 million, with the related lease liability recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2024, we have additional operating and finance leases, primarily for office space and equipment, that have not yet commenced with approximately $207 million of undiscounted future minimum lease payments. These leases will commence in fiscal year 2025 with lease terms ranging from 3 to 11 years.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2024:

	Years Ended December 31,
(In millions)	2024	2023
Finance lease:
Amortization of right-of-use assets	$48	$48
Interest on lease liabilities	3	5
Total finance lease expense	51	53
Sublease income	—	—
Net finance lease expense	51	53
Operating lease:
Operating lease expense	168	163
Sublease income	(17)	(23)
Net operating lease expense	151	140
Net lease expense	$202	$193

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$5
Operating cash flows from operating leases	179	197
Financing cash flows from finance leases	46	45
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$174	$461
Finance leases	—	—
The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2024:

(In millions)	Operating Leases	Finance Leases	Total
2025	$182	$55	$237
2026	152	26	178
2027	134	—	134
2028	118	—	118
2029	88	—	88
Thereafter	342	—	342
Total future minimum lease payments	1,016	81	1,097
Less imputed interest	(177)	(2)	(179)
Total	$839	$79	$918
The following table presents details related to remaining lease terms and discount rate as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Finance leases	1.4	2.5
Operating leases	8.1	8.5
Weighted-average discount rate:
Finance leases	3%	3%
Operating leases	4%	4%
Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2024	2023	2022
Professional services	$465	$428	$375
Regulatory fees and assessments(1)	142	464	83
Sales advertising and public relations	142	142	99
Securities processing	78	49	63
Bank operations	51	45	41
Donations	28	27	27
Other	433	374	387
Total other expenses	$1,339	$1,529	$1,075

(1) Includes an FDIC special assessment of $99 million and $387 million in 2024 and 2023, respectively, related to FDIC’s recovery of estimated losses to the Deposit Insurance Fund associated with the closures of Silicon Valley Bank and Signature Bank reflected in other expenses.
Repositioning Charges
In 2024, we recorded a net repositioning release of $2 million, including a $15 million release reflected in compensation and employee benefits expenses, partially offset by $13 million of occupancy charges related to footprint optimization.
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
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2021	$68	$6	$74
Accruals for Repositioning Charges	58	20	78
Payments and Other Adjustments	(43)	(21)	(64)
Accrual Balance at December 31, 2022	83	5	88
Accruals for Repositioning Charges	182	21	203
Payments and Other Adjustments	(58)	(25)	(83)
Accrual Balance at December 31, 2023	207	1	208
Accruals for Repositioning Charges	(15)	13	(2)
Payments and Other Adjustments	(96)	(14)	(110)
Accrual Balance at December 31, 2024	$96	$—	$96
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
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2024	2023	2022
Current:
Federal	$108	$160	$161
State	68	79	112
Non-U.S.	387	317	342
Total current expense	563	556	615
Deferred:
Federal	77	(77)	(16)
State	2	(63)	(2)
Non-U.S.	66	(44)	(44)
Total deferred expense (benefit)	145	(184)	(62)
Total income tax expense (benefit)	$708	$372	$553
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.8	2.4	3.1
Tax-exempt income	(1.0)	(1.5)	(1.0)
Business tax credits(1)	(2.0)	(3.6)	(4.0)
Foreign tax differential	1.0	(0.6)	—
Foreign tax credit (benefits)/ limitations(2)	0.6	(2.0)	(0.1)
Change in Valuation Allowance	(0.5)	(0.2)	(2.0)
Other, net	(0.1)	0.6	(0.4)
Effective tax rate	20.8%	16.1%	16.6%

(1) Business tax credits include research, low-income housing, production and investment tax credits.
(2) Foreign tax credit (benefits)/limitations includes the period expense for global intangible low-taxed income.
Undistributed indefinitely reinvested earnings of certain foreign subsidiaries amounted to approximately $8.38 billion at December 31, 2024. As a result, no provision has been recorded for state and local or foreign withholding income taxes. If a distribution were to occur, we would be subject to state, local and to foreign withholding tax. It is expected that any distribution will be exempt from federal income tax. Although the foreign withholding tax is generally creditable against U.S. federal income tax, certain credit utilization limitations may result in a net cost.
State Street Corporation | 169

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2024	2023
Deferred tax assets:
Other amortizable assets	$189	$265
Tax credit carryforwards	577	673
Lease obligations	214	236
Deferred compensation	111	104
Restructuring charges and other reserves	227	224
NOL and other carryforwards	147	167
Pension plan	21	24
Foreign currency translation	63	51
Unrealized losses on investment securities, net	184	352
Total deferred tax assets	1,733	2,096
Valuation allowance for deferred tax assets	(172)	(200)
Deferred tax assets, net of valuation allowance	$1,561	$1,896
Deferred tax liabilities:
Fixed and intangible assets	$634	$574
Investment basis differences	47	40
Right-of-use Assets	198	214
Other	40	68
Total deferred tax liabilities	$919	$896
The table below summarizes the deferred tax assets, carryforwards and related valuation allowances recognized as of December 31, 2024:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$189	$(72)	None
Tax credits	577	(8)	2042-2044
NOLs - Non-U.S.	130	(80)	2026-2042, None
NOLs - U.S.	14	(10)	2025-2043, None
Other carryforwards	2	(2)	None
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
At December 31, 2024, 2023 and 2022, the gross unrecognized tax benefits, excluding interest, were $237 million, $237 million and $285 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $220 million, $197 million and $272 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2024	2023	2022
Beginning balance	$237	$285	$252
Decrease related to agreements with tax authorities	(22)	(32)	(4)
Increase related to tax positions taken during current year	36	39	48
Increase/(Decrease) related to tax positions taken during prior years	11	(34)	8
Decreases related to a lapse of the applicable statute of limitations	(25)	(21)	(19)
Ending balance	$237	$237	$285
It is reasonably possible that of the $237 million of unrecognized tax benefits as of December 31, 2024, up to $37 million could decrease within the next 12 months due to agreements with tax authorities and the expiration of statutes of limitations. Management believes that we have sufficient accrued liabilities as of December 31, 2024 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $8 million, $7 million and $8 million in 2024, 2023 and 2022, respectively. Total accrued interest and penalties were approximately $21 million as of both December 31, 2024 and 2023, and $15 million as of December 31, 2022.
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
State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Net income	$2,687	$1,944	$2,774
Less:
Preferred stock dividends	(202)	(122)	(112)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(1)	(2)
Net income available to common shareholders	$2,483	$1,821	$2,660
Average common shares outstanding (In thousands):
Basic average common shares	297,883	322,337	365,214
Effect of dilutive securities: equity-based awards	4,343	4,231	4,895
Diluted average common shares	302,226	326,568	370,109
Anti-dilutive securities(2)	14	1,251	866
Earnings per common share:
Basic	$8.33	$5.65	$7.28
Diluted(3)	8.21	5.58	7.19

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
Note 24. Line of Business Information
Our operations are organized into two lines of business, which represent our reportable segments: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing provides a broad range of services and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide.
Through State Street Investment Services, State Street Global Markets® and State Street Alpha®, we offer a full range of back- and middle-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our middle- and back-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha®. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate, Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/sponsor communication capabilities to wealth managers, private banks and financial advisors.
As the digital asset space continues to mature, we are building solutions to service, tokenize and safekeep digital assets. Our vision is to enable core digital asset infrastructure as a trusted provider of end-to-end solutions on a secure, interoperable blockchain.
Investment Management provides a comprehensive range of investment management solutions and products for our clients through State Street Global Advisors. Our investment management solutions include strategies across equity, fixed income, cash, multi-asset and alternatives; products such as SPDR® ETFs and index funds; and services including defined benefit, defined contribution, and Outsourced Chief Investment Officer.
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
Our servicing and management fee revenue from the Investment Servicing and Investment Management business lines, including foreign exchange trading services and securities finance activities, represents approximately 70% of our consolidated total revenue. The remaining 30% is composed of software and processing fees, including front office software and data and lending related and other fees, as well as NII, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Our CODM is the chief executive officer. The line of business results are regularly provided to the CODM to evaluate the performance of each line of business and to inform how resources are allocated between those lines of business to best achieve management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were separate business entities.
The following is a summary of our line of business results for the periods indicated.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue:
Servicing fees	$5,016	$4,922	$5,087	$—	$—	$—	$—	$—	$—	$5,016	$4,922	$5,087
Management fees	—	—	—	2,124	1,876	1,939	—	—	—	2,124	1,876	1,939
Foreign exchange trading services	1,248	1,140	1,271	138	125	82	15	—	23	1,401	1,265	1,376
Securities finance	415	402	397	23	24	19	—	—	—	438	426	416
Software and processing fees	888	811	789	—	—	—	—	—	—	888	811	789
Other fee revenue(1)	188	145	46	35	35	(47)	66	—	—	289	180	(1)
Total fee revenue	7,755	7,420	7,590	2,320	2,060	1,993	81	—	23	10,156	9,480	9,606
Net interest income	2,899	2,740	2,551	24	19	(7)	—	—	—	2,923	2,759	2,544
Total other income	2	—	(2)	—	—	—	(81)	(294)	—	(79)	(294)	(2)
Total revenue	10,656	10,160	10,139	2,344	2,079	1,986	—	(294)	23	13,000	11,945	12,148
Provision for credit losses	75	46	20	—	—	—	—	—	—	75	46	20
Expenses:
Compensation and employee benefits	4,078	4,033	3,896	555	520	478	64	191	54	4,697	4,744	4,428
Information systems and communications	1,743	1,568	1,535	86	94	95	—	41	—	1,829	1,703	1,630
Transaction processing services	825	777	809	173	180	162	—	—	—	998	957	971
Other	1,041	1,035	1,020	841	746	661	124	398	91	2,006	2,179	1,772
Total expenses	7,687	7,413	7,260	1,655	1,540	1,396	188	630	145	9,530	9,583	8,801
Income before income tax expense	$2,894	$2,701	$2,859	$689	$539	$590	$(188)	$(924)	$(122)	$3,395	$2,316	$3,327
Pre-tax margin	27%	27%	28%	29%	26%	30%				26%	19%	27%

Average assets (in billions)	$308.5	$271.5	$283.2	$3.2	$3.2	$3.2				$311.7	$274.7	$286.4

(1) Investment Management includes other revenue items that are primarily driven by equity market movements.
State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The “Other” columns presented in the previous table, represent amounts that are not allocated to our two lines of business. The following provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Years Ended December 31,
	Other
(Dollars in millions)	2024	2023	2022
Fee revenue(1)	$81	$—	$23
Other Income(2)	(81)	(294)	—
Deferred incentive compensation expense acceleration(3)	(79)	—	—
Net repositioning charges(4)	2	(203)	(70)
Net acquisition and restructuring costs(5)	—	15	(65)
FDIC special assessment and other(6)	(111)	(442)	(10)
Total	$(188)	$(924)	$(122)

(1) Includes a $66 million gain on sale of equity investment and a $15 million revenue-related recovery associated with the proceeds from a 2018 foreign exchange benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
(2) Includes the loss on the sale of investment securities of $81 million and $294 million in 2024 and 2023, respectively, related to the repositioning of the investment portfolio.
(3) Deferred compensation expense acceleration of $79 million in 2024 reflected in compensation and employee benefits, associated with an amendment of certain outstanding deferred cash incentive compensation awards to align our deferred pay mix with peers.
(4) Net repositioning charges in 2024 includes a $15 million release reflected in compensation and employee benefits, partially offset by $13 million of occupancy charges related to footprint optimization. Net repositioning charges in 2023 includes $182 million reflected in compensation and employee benefits expenses related to workforce rationalization and $21 million of occupancy costs related to real estate footprint optimization.
(5) Acquisition and restructuring costs related to the Brown Brother Harriman Investor Services acquisition transaction that State Street is no longer pursuing.
(6) Includes an FDIC special assessment of $99 million and $387 million in 2024 and 2023, respectively, related to FDIC’s recovery of estimated losses to the Deposit Insurance Fund associated with the closures of Silicon Valley Bank and Signature Bank reflected in other expenses. Other includes a $12 million charge in 2024 reflected in other expenses and $41 million in 2023 reflected in information systems and communications, primarily related to operating model changes.
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
For contracts with multiple performance obligations, or contracts that have been combined, we allocate the contracts’ transaction price to each performance obligation using our best estimate of the standalone selling price. Our contractual fees are negotiated on a customer by customer basis and are representative of standalone selling price utilized for allocating revenue when there are multiple performance obligations.
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

	Year Ended December 31, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$5,016	$—	$5,016	$—	$—	$—	$—	$—	$—	$5,016
Management fees	—	—	—	2,124	—	2,124	—	—	—	2,124
Foreign exchange trading services	386	862	1,248	138	—	138	—	15	15	1,401
Securities finance	185	230	415	—	23	23	—	—	—	438
Software and processing fees	685	203	888	—	—	—	—	—	—	888
Other fee revenue	—	188	188	—	35	35	—	66	66	289
Total fee revenue	6,272	1,483	7,755	2,262	58	2,320	—	81	81	10,156
Net interest income	—	2,899	2,899	—	24	24	—	—	—	2,923
Total other income	—	2	2	—	—	—	—	(81)	(81)	(79)
Total revenue	$6,272	$4,384	$10,656	$2,262	$82	$2,344	$—	$—	$—	$13,000

	Year Ended December 31, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$4,922	$—	$4,922	$—	$—	$—	$—	$—	$—	$4,922
Management fees	—	—	—	1,876	—	1,876	—	—	—	1,876
Foreign exchange trading services	344	796	1,140	125	—	125	—	—	—	1,265
Securities finance	225	177	402	—	24	24	—	—	—	426
Software and processing fees	627	184	811	—	—	—	—	—	—	811
Other fee revenue	—	145	145	—	35	35	—	—	—	180
Total fee revenue	6,118	1,302	7,420	2,001	59	2,060	—	—	—	9,480
Net interest income	—	2,740	2,740	—	19	19	—	—	—	2,759
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$6,118	$4,042	$10,160	$2,001	$78	$2,079	$—	$(294)	$(294)	$11,945

	Year Ended December 31, 2022
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2022
Servicing fees	$5,087	$—	$5,087	$—	$—	$—	$—	$—	$—	$5,087
Management fees	—	—	—	1,939	—	1,939	—	—	—	1,939
Foreign exchange trading services	363	908	1,271	82	—	82	—	23	23	1,376
Securities finance	233	164	397	—	19	19	—	—	—	416
Software and processing fees	599	190	789	—	—	—	—	—	—	789
Other fee revenue	—	46	46	—	(47)	(47)	—	—	—	(1)
Total fee revenue	6,282	1,308	7,590	2,021	(28)	1,993	—	23	23	9,606
Net interest income	—	2,551	2,551	—	(7)	(7)	—	—	—	2,544
Total other income	—	(2)	(2)	—	—	—	—	—	—	(2)
Total revenue	$6,282	$3,857	$10,139	$2,021	$(35)	$1,986	$—	$23	$23	$12,148

State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract balances and contract costs
As of December 31, 2024 and 2023, net receivables of $3.08 billion and $2.72 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $144 million and $133 million of deferred revenue as of December 31, 2024 and 2023, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the year ended December 31, 2024, we recognized revenue of $122 million relating to deferred revenue of $133 million as of December 31, 2023.
Transaction price allocated to the remaining performance obligations represents future, non-cancellable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2024, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $1.87 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2024			2023			2022
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,485	$7,515	$13,000	$5,108	$6,837	$11,945	$5,170	$6,978	$12,148
Income before income tax expense	1,376	2,019	3,395	1,057	1,259	2,316	1,358	1,969	3,327

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $88.35 billion and $89.85 billion as of December 31, 2024 and 2023, respectively.

State Street Corporation | 176

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash dividends from consolidated banking subsidiary	$1,250	$4,550	$1,500
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	58	320	198
Other, net	516	274	69
Total revenue	1,824	5,144	1,767
Interest expense	1,170	975	426
Other expenses	239	198	93
Total expenses	1,409	1,173	519
Income tax (benefit)	(232)	(224)	(121)
Income (loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	647	4,195	1,369
Equity in undistributed income (loss) of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,522	(2,464)	1,275
Consolidated non-banking subsidiaries and unconsolidated entities	518	213	130
Net income	$2,687	$1,944	$2,774
Statement of Condition - Parent Company

	As of December 31,
(In millions)	2024	2023
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$438	$659
Trading account assets	499	454
Investment securities available-for-sale	378	279
Investments in:
Consolidated banking subsidiary	27,504	25,391
Consolidated non-banking subsidiaries	10,487	10,055
Unconsolidated entities	114	111
Notes and other receivables from:
Consolidated banking subsidiary	170	2
Consolidated non-banking subsidiaries and unconsolidated entities	9,211	6,816
Other assets	127	230
Total assets	$48,928	$43,997
Liabilities:
Notes and other payables to:
Consolidated banking subsidiary	$—	$68
Consolidated non-banking subsidiaries and unconsolidated entities	2,063	896
Accrued expenses and other liabilities	652	615
Long-term debt	20,887	18,619
Total liabilities	23,602	20,198
Shareholders’ equity	25,326	23,799
Total liabilities and shareholders’ equity	$48,928	$43,997
State Street Corporation | 177

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2024	2023	2022
Net cash provided by (used in) operating activities	$622	$4,194	$1,608
Investing Activities:
Net increase (decrease) in interest-bearing deposits with consolidated banking subsidiary	221	(199)	22
Proceeds from sales and maturities of available-for-sale securities	1,120	830	780
Purchases of available-for-sale securities	(1,204)	(836)	(886)
Investments in consolidated banking and non-banking subsidiaries	(9,330)	(10,784)	(16,252)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	7,875	7,920	15,092
Net cash used in investing activities	(1,318)	(3,069)	(1,244)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	4,281	6,221	3,731
Payments for long-term debt	(2,000)	(2,500)	(1,500)
Proceeds from issuance of preferred stock, net of issuance costs	2,350	—	—
Payments for redemption of preferred stock	(1,500)	—	—
Repurchases of common stock	(1,319)	(3,781)	(1,500)
Repurchases of common stock for employee tax withholding	(83)	(95)	(123)
Payments for cash dividends	(1,033)	(970)	(972)
Net cash provided by (used in) financing activities	696	(1,125)	(364)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
Note 28. Subsequent Events
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026.
On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $743 million.
State Street Corporation | 178

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2024			2023			2022
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$49,279	$1,533	3.11%	$39,071	$1,260	3.22%	$28,415	$563	1.98%
Interest-bearing deposits with non-U.S. banks	39,475	2,101	5.32	30,812	1,609	5.22	48,083	279	0.58
Securities purchased under resale agreements	6,789	686	10.10	1,764	312	17.67	2,116	188	8.88
Trading account assets	782	—	—	711	—	—	721	—	0.01
Investment securities:
U.S. Treasury and federal agencies(1)	70,914	2,013	2.84	69,890	1,594	2.28	73,261	1,126	1.54
State and political subdivisions(1)	265	9	3.52	621	14	2.33	1,053	33	3.15
Other investments	33,605	1,750	5.21	35,254	1,402	3.98	37,615	553	1.47
Loans	39,660	2,272	5.73	34,800	1,863	5.35	35,117	973	2.77
Other interest-earning assets	25,300	1,616	6.39	18,098	1,131	6.25	20,850	383	1.84
Total interest-earning assets(1)	266,069	11,980	4.50	231,021	9,185	3.98	247,231	4,098	1.66
Cash and due from banks	3,674			3,925			3,652
Other assets	41,980			39,750			35,547
Total assets	$311,723			$274,696			$286,430

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$2,103	$116	5.51%	$4,352	$243	5.59%	$524	$23	—%
Savings	133,795	5,416	4.05	105,852	3,733	3.53	97,728	864	0.88
Non-U.S.	64,144	1,095	1.71	62,689	1,015	1.62	76,842	80	0.10
Total interest-bearing deposits	200,042	6,627	3.31	172,893	4,991	2.89	175,094	967	0.55
Securities sold under repurchase agreements	3,163	156	4.93	3,904	34	0.87	3,633	14	0.39
Federal funds purchased	—	—	—	65	3	4.82	—	—	—
Other short-term borrowings	11,425	577	5.05	1,120	40	3.60	1,188	26	2.18
Long-term debt	20,394	1,086	5.32	17,355	888	5.12	14,132	376	2.66
Other interest-bearing liabilities	4,826	608	12.59	3,891	465	11.96	2,725	161	5.91
Total interest-bearing liabilities	239,850	9,054	3.77	199,228	6,421	3.22	196,772	1,544	0.78
Non-interest-bearing deposits:
Demand	23,695			30,065			46,730
Non-U.S.(2)	1,874			2,153			1,050
Other liabilities	21,192			19,073			15,992
Shareholders’ equity	25,112			24,177			25,886
Total liabilities and shareholders’ equity	$311,723			$274,696			$286,430
Net interest income, fully taxable-equivalent basis		$2,926			$2,764			$2,554
Excess of rate earned over rate paid			0.73%			0.75%			0.87%
Net interest margin(3)			1.10			1.20			1.03

(1) Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 21% for periods ending in 2024, 2023 and 2022, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $3 million, $5 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).
(2) Non-U.S. non-interest-bearing deposits were $2.14 billion, $2.81 billion and $2.30 billion as of December 31, 2024, 2023 and 2022, respectively.
(3) NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.
State Street Corporation | 179

SUPPLEMENTAL FINANCIAL DATA (CONTINUED)
The following table summarizes changes in fully taxable-equivalent interest income and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2024 Compared to 2023			2023 Compared to 2022
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with U.S. banks	$329	$(56)	$273	$211	$486	$697
Interest-bearing deposits with non-U.S. banks	452	40	492	(100)	1,430	1,330
Securities purchased under resale agreements	888	(514)	374	(31)	155	124
Trading account assets	—	—	—	—	—	—
Investment securities:
U.S. Treasury and federal agencies	23	396	419	(52)	520	468
State and political subdivisions	(8)	3	(5)	(14)	(5)	(19)
Other investments	(66)	414	348	(35)	884	849
Loans	260	149	409	(9)	899	890
Other interest-earning assets	450	35	485	(51)	799	748
Total interest-earning assets	2,328	467	2,795	(81)	5,168	5,087
Interest expense related to:
Deposits:
Time	(126)	(1)	(127)	—	220	220
Savings	985	698	1,683	72	2,797	2,869
Non-U.S.	24	56	80	(15)	950	935
Securities sold under repurchase agreements	(6)	128	122	1	19	20
Federal funds purchased	(3)	—	(3)	—	3	3
Other short-term borrowings	371	166	537	(1)	15	14
Long-term debt	155	43	198	86	426	512
Other interest-bearing liabilities	112	31	143	69	235	304
Total interest-bearing liabilities	1,512	1,121	2,633	212	4,665	4,877
Net interest income	$816	$(654)	$162	$(293)	$503	$210
State Street Corporation | 180

ACRONYMS

ABS	Asset-backed securities	IDI	Insured Depository Institution
AFS	Available-for-sale	LCR(1)	Liquidity coverage ratio
AML	Anti-money laundering	LDA model	Loss distribution approach model
AOCI	Accumulated other comprehensive income (loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LTD	Long-term debt
AUC/A	Assets under custody and/or administration	MBS	Mortgage-backed securities
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCCC	Business Conduct and Compliance Committee	MRC	Model Risk Committee
bps	Basis points	MRM	Model Risk Management
CAP	Capital adequacy process	MVG	Model Validation Group
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CCB	Capital conservation buffer	NIM	Net interest margin
CECL	Current Expected Credit Loss	NOL	Net Operating Loss
CET1(1)	Common equity tier 1	NSFR(1)	Net stable funding ratio
CFTC	Commodity Futures Trading Commission	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligation	OFAC	Office of Foreign Assets Control
CMBS	Commercial mortgage-backed securities	ORM	Operational risk management
CODM	Chief Operating Decision Maker	OTC	Over-the-counter
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCA	Prompt corrective action
CRD	Charles River Development	PCAOB	Public Company Accounting Oversight Board
CRO	Chief Risk Officer	PD(1)	Probability-of-default
CVA	Credit valuation adjustment	P&L	Profit-and-loss
DOJ	Department of Justice	RC	Risk Committee
DORA	Digital Operational Resilience Act	RMBS	Residential mortgage-backed securities
E&A Committee	Examining and Audit Committee	RWA(1)	Risk-weighted asset
ECB	European Central Bank	SA-CCR	Standardized approach for counterparty credit risk
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SaaS	Software as a service
EPS	Earnings per share	SCB	Stress Capital Buffer
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ESG	Environmental, social and governance	SIFI	Systemically important financial institutions
ETF	Exchange-Traded Fund	SLB	Stress Leverage Buffer
EURIBOR	Euro Interbank Offered Rate	SLR(1)	Supplementary leverage ratio
E.U.	European Union	SOFR	Secured Overnight Financing Rate
EVE	Economic value of equity	SPDR	Spider; Standard and Poor's depository receipt
FDIC	Federal Deposit Insurance Corporation	SPOE Strategy	Single Point of Entry Strategy
FHLB	Federal Home Loan Bank of Boston	SSIF	State Street Intermediate Funding, LLC
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FRC	Financial Risk Committee	TMRC	Trading and Markets Risk Committee
FTE	Fully taxable-equivalent	TOPS	Technology and Operations Committee
FSOC	Financial Stability Oversight Council	TORC	Technology and Operational Risk Committee
FX	Foreign exchange	UCITS	Undertakings for Collective Investments in Transferable Securities
GAAP	Generally accepted accounting principles	U.K.	United Kingdom
GCR	Global credit review	UOM	Unit of measure
GDPR	General data protection regulation	U.S.	United States of America
G-SIB	Global systemically important bank	USD	U.S. dollar
HQLA(1)	High-quality liquid assets	VaR	Value-at-Risk
HTM	Held-to-maturity	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 181

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

Doubtful: Doubtful loans meet the same definition of substandard loans (i.e., well-defined weaknesses that jeopardize repayment with the possibility that we will sustain some loss) with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.

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

Special mention: Loans that consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.

Speculative: Loans that consist of counterparties that face ongoing uncertainties or exposure to business, financial, or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met.

Substandard: Loans that consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

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

State Street Corporation | 182

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2024, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2024.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2024, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

State Street Corporation | 183

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
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2024, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 184

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control Over Financial Reporting
We have audited State Street Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, State Street Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Corporation and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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
February 13, 2025

State Street Corporation | 185

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
During the fourth quarter of 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, referred to as the 2025 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2025 Proxy Statement under the caption “Delinquent Section 16(a) Reports.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2025 Proxy Statement under the caption “Corporate Governance at State Street." Information concerning our Securities Trading Policy will appear in our 2025 Proxy Statement under the caption “Executive Equity Ownership Guidelines, Practices and Policies.” A copy of our Securities Trading Policy is filed as Exhibit 19 to this Form 10-K. Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11. EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2025 Proxy Statement under the captions “Executive Compensation” and “Non-Management Director Compensation.” Such information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
State Street Corporation | 186

RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2024. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	6,898	(2)	$—	18,255
Equity compensation plans not approved by shareholders	7	(3)	—	—
Total	6,905		—	18,255

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 4,859 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,039 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
(3) Consists of shares subject to deferral.
Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders’ meeting or date of grant, if different. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan.
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
Stock awards totaling 287,895 shares of common stock were outstanding as of December 31, 2024; awards made through June 30, 2003, totaling 7,294 shares outstanding as of December 31, 2024, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997, 2006 or 2017 Equity Incentive Plan, which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2025 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee’s pre-approval policies and procedures will appear in our 2025 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
State Street Corporation | 187

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2024, 2023 and 2022
Consolidated Statement of Comprehensive Income - Years ended December 31, 2024, 2023 and 2022
Consolidated Statement of Condition - As of December 31, 2024 and 2023
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2024, 2023 and
2022
Consolidated Statement of Cash Flows - Years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

State Street Corporation | 188

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended

3.2	By-laws, as amended (filed as Exhibit 3.1 to State Street’s Current Report on Form 8-K (File No.001-07511) filed with the SEC on December 16, 2022 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Exchange Act

4.2
Deposit Agreement dated April 11, 2016, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street’s Current Report on Form 8-K (File No. 001-7511) dated April 11, 2016 filed with the SEC on April 11, 2016 and incorporated herein by reference)

4.3
Deposit Agreement, dated January 31, 2024, among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on January 31, 2024 and incorporated herein by reference)

4.4
Deposit Agreement, dated July 24, 2024, among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on July 24, 2024 and incorporated herein by reference)

4.5
Deposit Agreement dated February 6, 2025, among State Street Corporation, Equiniti Trust Company LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street’s Current Report on Form 8-K (File No. 001-07511), filed with the SEC on February 6, 2025 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†
State Street’s Executive Supplemental Retirement Plan, as amended and restated, and First, Second and Third Amendments thereto (filed as Exhibit 10.2 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and incorporated herein by reference)

10.2†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024 and incorporated herein by reference)

10.3A†
State Street’s Amended and Restated 2017 Stock Incentive Plan (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 19, 2023 and incorporated herein by reference)

10.3B†
Forms of Deferred Stock Award and Cash-Settled Restricted Stock Unit Award Agreements under State Street’s Amended and Restated 2017 Stock Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024 and incorporated herein by reference)

10.3C†	Form of Restricted Stock Unit Award Agreement with Performance Criteria under State Street’s Amended and Restated 2017 Stock Incentive Plan

10.3D†	State Street’s Performance-Based Restricted Stock Units Risk Adjustment Guidelines for EVPs in EMEA, effective December 20, 2024

10.4†
State Street’s Management Supplemental Savings Plan, Amended and Restated Effective as of September 1, 2024 (“MSSP”) (filed as Exhibit 4.3 to State Street’s Registration Statement on Form S-8 filed with the SEC on September 20, 2024 and incorporated herein by reference)

10.5†
State Street’s Rabbi Trust Agreement applicable to the MSSP dated June 1, 2002 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2024 filed with the SEC on October 31, 2024 and incorporated herein by reference)

State Street Corporation | 189

10.6†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.7†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2021, as amended (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2020 filed with the SEC on July 27, 2020 and incorporated herein by reference)

10.8
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.9
Deferred Prosecution Agreement dated May 13, 2021 between State Street Corporation and the Office of the United States Attorney for the District of Massachusetts (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 14, 2021 and incorporated herein by reference)

10.10†
Description of compensation arrangements for non-employee directors filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2022 filed with the SEC on July 28, 2022 and incorporated herein by reference)

10.11†
State Street’s Rabbi Trust Agreement applicable to various nonqualified deferred compensation plans, dated June 1, 2002, as amended effective January 1, 2013 (filed as Exhibit 10.22 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.12A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.13†	Form of employment agreement for executive officers in the United States and Germany

10.14†
Employment Letter Agreement entered into with Bradford Hu dated October 20, 2021 (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024 and incorporated herein by reference)

10.15†	Employment Letter Agreement entered into with Joerg Ambrosius effective March 31, 2019

10.16†	Role-Based Allowance Agreements entered into with Joerg Ambrosius dated May 5, 2022 and September 9, 2024

10.17†
Employment Letter Agreement entered into with Yie-Hsin Hung dated September 9, 2022 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2023 filed with the SEC on February 15, 2024 and incorporated herein by reference)

10.18†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

State Street Corporation | 190

10.19†
State Street Corporation Incentive Compensation Program, Effective January 1, 2022, (filed as Exhibit 10.17 to State Street’s Annual Report on Form 10-K (File No. 001-7511) for the year ended December 31, 2022 filed with the SEC on February 16, 2023 and incorporated herein by reference)

10.20†
State Street Corporation Cash Award Plan, Effective January 1, 2019 (filed as Exhibit 10.25 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

	19	Securities Trading Policy

	21	Subsidiaries of State Street Corporation

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

	97	State Street Compensation Recovery Policy

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2024, 2023 and 2022, (ii) consolidated statement of comprehensive income for the years ended December 31, 2024, 2023 and 2022, (iii) consolidated statement of condition as of December 31, 2024 and 2023, (iv) consolidated statement of changes in shareholders’ equity for the years ended December 31, 2024, 2023 and 2022, (v) consolidated statement of cash flows for the years ended December 31, 2024, 2023 and 2022, and (vi) notes to consolidated financial statements.

State Street Corporation | 191

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 13, 2025, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ ERIC W. ABOAF
ERIC W. ABOAF,
Vice Chairman and Chief Financial Officer

By	/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2025, by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O’HANLEY	/s/ ERIC W. ABOAF
RONALD P. O’HANLEY,	ERIC W. ABOAF,
Chairman, Chief Executive Officer and President	Vice Chairman and Chief Financial Officer

/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President and Chief Accounting Officer
DIRECTORS:

/s/ MARIE A. CHANDOHA	/s/ WILLIAM L. MEANEY
MARIE A. CHANDOHA	WILLIAM L. MEANEY

/s/ DONNALEE A. DEMAIO	/s/ RONALD P. O’HANLEY
DONNALEE A. DEMAIO	RONALD P. O’HANLEY

/s/ PATRICK de SAINT-AIGNAN	/s/ SEAN P. O’SULLIVAN
PATRICK de SAINT-AIGNAN	SEAN P. O’SULLIVAN

/s/ AMELIA C. FAWCETT	/s/ JULIO A. PORTALATIN
AMELIA C. FAWCETT	JULIO A. PORTALATIN

/s/ WILLIAM C. FREDA	/s/ JOHN B. RHEA
WILLIAM C. FREDA	JOHN B. RHEA

/s/ PATRICIA M. HALLIDAY	/s/ GREGORY L. SUMME
PATRICIA M. HALLIDAY	GREGORY L. SUMME

/s/ SARA MATHEW
SARA MATHEW
State Street Corporation | 192