Form 10-Q
period 2025-03-31
STATE STREET CORP
filed 2025-05-01
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 29, 2025 was 285,181,612.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2025

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment services, markets and financing solutions and investment management. Our clients - asset managers and owners, insurance companies, wealth managers, official institutions, and central banks - rely on us to deliver solutions that support their business objectives across the investment life cycle.
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $46.73 trillion of AUC/A and $4.67 trillion of AUM as of March 31, 2025.
As of March 31, 2025, we had consolidated total assets of $372.69 billion, consolidated total deposits of $272.06 billion, consolidated total shareholders' equity of $26.69 billion and approximately 53,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Form 10-Q).
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the SEC (2024 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2024 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 117 to 119, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K. We did not change these significant accounting policies in the first three months of 2025.
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
We have included the website address of State Street (including investors.statestreet.com) and the SEC in this report as an inactive textual reference only. Information on those websites (or any other) is not incorporated by reference into this Form 10-Q.
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
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, changes in U.S. trade or other policies or those policies
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of other nations, the ongoing conflicts in Ukraine and in the Middle East, major political shifts domestically or internationally (including the potential for retaliatory actions by governments, market participants or clients based on diverging perspectives or otherwise), actions taken by central banks in an attempt to address prevailing economic conditions, changes in monetary policy or periods of significant volatility in the markets for equity, fixed income and other asset classes globally or within specific markets;
•We have significant operations, and clients, in many markets and jurisdictions globally that can be adversely impacted, locally or more broadly, by disruptions in those or other markets or economies, including local, regional and geopolitical developments affecting those markets or economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, changes in prevailing interest rates or market conditions have led, and were they to persist or occur in the future could further lead, to decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios;
•Our business activities expose us to interest rate risk;
•We assume significant credit risk of counterparties, who may also have substantial financial dependencies on other financial institutions, and these credit exposures and concentrations could expose us to financial loss;
•Our fee revenue represents a significant portion of our revenue and is subject to and may decline based on, among other factors, market and currency declines, investment activities and preferences of our clients and their business mix, as well as the timing of new business onboarding;
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
•Our businesses may be adversely affected by increased and conflicting political, regulatory and client scrutiny of asset management, stewardship and corporate sustainability or Environmental, Social and Governance (ESG) practices;
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
•Our business may be negatively affected by risks associated with strategic initiatives we are undertaking to enhance the effectiveness and efficiency of our operations and of our cybersecurity and technology infrastructure or by our failure to meet the related, resiliency or other expectations of our clients and regulators, or as a result of a cyber-attack or similar vulnerability in our or business partners' infrastructure;
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
•The impacts of global regulatory requirements and expectations, shifting client preferences, and disclosure requirements related to climate risks and sustainability standards could adversely affect us; and
•We may incur losses or face negative impacts on our business as a result of unforeseen events, including terrorist attacks, geopolitical events, acute or chronic physical risk events, including natural disasters, pandemics, global conflicts, or a banking crisis, which may have a negative impact on our business and operations.
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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,		% Change
(Dollars in millions, except per share amounts)	2025	2024
Total fee revenue	$2,570	$2,422	6%
Net interest income	714	716	—
Total revenue	3,284	3,138	5
Provision for credit losses	12	27	(56)
Total expenses	2,450	2,513	(3)
Income before income tax expense	822	598	37
Income tax expense	178	135	32
Net income	$644	$463	39
Adjustments to net income:
Dividends on preferred stock(1)	$(46)	$(45)	(2)
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$597	$418	43
Earnings per common share:
Basic	$2.07	$1.38	50
Diluted	2.04	1.37	49
Average common shares outstanding (in thousands):
Basic	288,562	301,991	(4)
Diluted	292,716	305,943	(4)
Cash dividends declared per common share	$0.76	$0.69	10
Return on average common equity	10.6%	7.7%	290	bps
Pre-tax margin	25.0	19.1	590

(1) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested supplemental executive retirement plans (SERP) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2025 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three months ended March 31, 2025 compared to the same period of 2024, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q.
Financial Results and Highlights
First quarter of 2025 financial performance
•Earnings per share (EPS) of 2.04 in the first quarter of 2025 increased 49% as compared to the same period of 2024, primarily driven by higher total revenue and lower total expenses, which reflected the absence of a prior-year notable item. The prior-year notable item was due to a special assessment by the FDIC related to the 2023 closures of SVB and Signature Bank and represented 28% points of the increase.
•Total revenue increased 5% in the first quarter of 2025, compared to the same period of 2024, primarily reflecting higher fee revenue.
•Total expenses decreased 3% in the first quarter of 2025, compared to the same period of 2024, as the absence of the previously noted prior-year notable item and savings were partially offset by higher business investments. The absence of the prior-year notable item represented 5% points of the decrease.
•Pre-tax margin of 25.0% in the first quarter of 2025 increased from 19.1% in the same period of 2024, while return on equity of 10.6% in the first quarter of 2025 increased from 7.7% in the same period of 2024. Both increases were primarily driven by higher total revenue and lower total expenses. The absence of the previously noted prior-year notable item represented approximately 4% points of the increase in pre-tax margin and approximately 2% points of the increase in return on equity.
•Operating leverage was 7.2% points in the first quarter of 2025, primarily reflecting the absence of the previously noted prior-year notable item, which represented 5.4% points of operating leverage. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•Fee operating leverage was 8.6% points in the first quarter of 2025, primarily reflecting the absence of the previously noted prior-year notable item, which represented 5.3% points of fee operating leverage. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•We returned a total of $320 million to our shareholders in the form of common share repurchases and common stock dividends.
Notable Items
•There were no notable items in the first quarter of 2025.
•First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the 2023 closures of SVB and Signature Bank.
Revenue
•Total fee revenue increased 6% in the first quarter of 2025, compared to the same period of 2024, primarily reflecting higher management fees, servicing fees, foreign exchange trading services revenue, and software and processing fees.
•Servicing fee revenue increased 4% in the first quarter of 2025, compared to the same period of 2024, as higher average market levels, net new business and client activity were partially offset by normal pricing headwinds.
•Management fee revenue increased 10% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher average market levels and net inflows from prior periods.
•Foreign exchange trading services revenue increased 9% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher client volumes.
•Securities finance revenue increased 19% in the first quarter of 2025, compared to the same period of 2024, mainly due to higher client lending balances, partially offset by lower agency spreads.
•Software and processing fees revenue increased 9% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher front office software and data revenue associated with CRD.
•Other fee revenue decreased $18 million in the first quarter of 2025, compared to the same period of 2024, primarily driven by lower FX and market-related adjustments.
•NII was flat in the first quarter of 2025, compared to the same period of 2024, as higher investment securities yields and continued loan growth were offset by lower average short-end rates and a deposit mix shift.
Provision for Credit Losses
•In the first quarter of 2025, we recorded a $12 million provision for credit losses, compared to $27 million in the same period of 2024, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans.
Expenses
•Total expenses decreased 3% in the first quarter of 2025, compared to the same period of 2024, as the absence of the previously noted prior-year notable item and savings were partially offset by higher business investments. The absence of the prior-year notable item represented 5% points of the decrease.
AUC/A and AUM
•AUC/A of $46.73 trillion as of March 31, 2025, increased 6% compared to March 31, 2024, primarily due to higher quarter-end market levels and client flows. In the first quarter of 2025, newly announced asset servicing mandates totaled approximately $182 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $3.06 trillion of AUC/A as of March 31, 2025.
•AUM of $4.67 trillion as of March 31, 2025, increased 9% compared to March 31, 2024, primarily due to higher quarter-end market levels and net inflows.
Capital
•In the first quarter of 2025, we returned a total of $320 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.76 per share, totaling $220 million in the first quarter of 2025, compared to $0.69 per share, totaling $208 million in the same period of 2024. The $0.76 per share common stock dividend in the first quarter of 2025 represented a 10% per share increase over the per share dividend in the first quarter of 2024.
◦In the first quarter of 2025, we acquired an aggregate of 1 million shares of common stock at an average per share cost of $99.60 and an aggregate cost of $100 million. These purchases were all conducted under the share repurchase program
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
approved by our Board of Directors in January 2024.
•Our standardized CET1 capital ratio increased to 11.0% as of March 31, 2025, compared to 10.9% as of December 31, 2024. Our Tier 1 leverage ratio was 5.5% as of March 31, 2025, compared to 5.2% as of December 31, 2024, mainly driven by higher capital, partially offset by higher balance sheet levels. Given the current global economic environment, and our plans for capital distributions, we expect our CET1 capital ratio and Tier 1 leverage ratio to remain within our target ranges of 10-11% and 5.25-5.75%, respectively.
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
•On February 28, 2025, we issued $1,350 million aggregate principal amount of 4.536% fixed rate senior notes due 2028, $650 million aggregate principal amount of 4.729% fixed rate senior notes due 2030 and $750 million aggregate principal amount of fixed-to-floating rate senior notes due 2036.
•On March 30, 2025, we redeemed $500 million aggregate principal amount of 2.901% fixed-to-floating rate senior notes due 2026.
•On April 17, 2025, we notified the holders of our $1 billion aggregate principal amount of 5.104% fixed-to-floating rate senior notes due 2026, that we will redeem all the notes on May 18, 2025.
•On April 24, 2025, we issued $300 million aggregate principal amount of floating rate senior notes due 2028, $700 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $1 billion aggregate principal amount of 4.834% fixed rate senior notes due 2030.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2025 compared to the same period of 2024 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024
Fee revenue:
Servicing fees	$1,275	$1,228	4%
Management fees	562	510	10
Foreign exchange trading services	362	331	9
Securities finance	114	96	19
Front office software and data	158	144	10
Lending related and other fees	67	63	6
Software and processing fees	225	207	9
Other fee revenue	32	50	(36)
Total fee revenue	2,570	2,422	6
Net interest income:
Interest income	2,922	2,889	1
Interest expense	2,208	2,173	2
Net interest income	714	716	—
Total revenue	$3,284	$3,138	5
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarters of 2025 and 2024. Servicing and management fees collectively made up approximately 71% and 72% of the total fee revenue in the first quarters of 2025 and 2024, respectively.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 4% in the first quarter of 2025, compared to the same period of 2024, as higher average market levels, net new business and client activity were partially offset by normal pricing headwinds.
Servicing fees generated outside the United States were approximately 47% of total servicing fees in both the first quarters of 2025 and 2024.
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing fee revenue comprises revenue from a range of services provided to our clients, including certain Alpha servicing mandates, consisting of core custody services, accounting, reporting and administration, which we refer to collectively as back office services and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. For servicing fees for which we have not yet issued an invoice to our clients as of period end, we include an estimate of the impact of changes in market valuations, client activity and flows, net new business and changes in pricing in our revenues. For additional information regarding servicing fee revenue, refer to pages 63 to 66 included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
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
The following tables provide information on the trends in equity and fixed income market valuations for the three months ended March 31, 2025, compared to the same period of 2024. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended March 31,			Three Months Ended March 31,			As of March 31,
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
S&P 500®	5,895	4,993	18%	5,869	5,065	16%	5,612	5,254	7%
MSCI EAFE®	2,395	2,263	6	2,401	2,295	5	2,401	2,349	2
MSCI® Emerging Markets	1,104	1,010	9	1,097	1,013	8	1,101	1,043	6
MSCI ACWI®	856	749	14	853	759	12	827	784	5

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of March 31,
	2025	2024	% Change
Bloomberg U.S. Aggregate Bond Index®	2,250	2,145	5%
Bloomberg Global Aggregate Bond Index®	476	462	3

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
The following table provides information on selected industry asset flows for the three months ended March 31, 2025, compared to the same period of 2024. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended March 31,
(In billions)	2025	2024
North America - (U.S. Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(148.9)	$(2.8)
Money Market	79.0	31.4
Exchange-Traded Fund	290.7	190.5
Total Flows	$220.8	$219.1

EMEA - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$96.3	$6.5
Money Market	69.7	29.1
Exchange-Traded Fund	94.4	47.4
Total Flows	$260.4	$83.0

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
(3) The first quarter of 2025 data for North America (U.S. domiciled) includes Morningstar direct actuals for January 2025 and February 2025 and Morningstar direct estimates for March 2025.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The first quarter of 2025 data for Europe is on a rolling three month basis for December 2024 through February 2025, sourced by Morningstar.
Net New Business
Servicing fee revenue associated with new servicing mandates is not reflected in our servicing fee revenue until the assets have been installed, and may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed. Our installation timeline, in general can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past two full fiscal years.
Asset servicing mandates newly announced in the first quarter of 2025, totaled approximately $182 billion of AUC/A. With respect to the current asset mandates of approximately $3.06 trillion of AUC/A that are yet to be installed as of March 31, 2025, we expect the conversion will mostly occur over the coming 24 months, with approximately 50% expected to be installed in the remainder of 2025, with the balance expected to be installed throughout 2026 and 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
As previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the first quarter of 2025 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues continue to be affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially.
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
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Collective funds, including ETFs	$15,430	$15,266	$14,694
Mutual funds	12,143	12,301	11,552
Pension products	9,377	9,386	8,800
Insurance and other products	9,783	9,604	8,866
Total	$46,733	$46,557	$43,912

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Equities	$27,508	$27,535	$25,909
Fixed-income	11,900	11,933	11,368
Short-term and other investments	7,325	7,089	6,635
Total	$46,733	$46,557	$43,912

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Americas	$33,340	$33,284	$31,610
Europe/Middle East/Africa	10,303	10,179	9,207
Asia/Pacific	3,090	3,094	3,095
Total	$46,733	$46,557	$43,912

(1) Certain previously reported amounts presented have been reclassified to conform to current-period presentation.
(2) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management Fee Revenue
Management fees increased 10% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher average market levels and net inflows from prior periods.
Management fees generated outside the United States were approximately 25% of total management fees in both the first quarters of 2025 and 2024.
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
Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our management fee revenue. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. Quarter-end indices affect the values of AUM as of those dates. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
For additional information regarding management fee revenue, refer to pages 66 to 68 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Equity:
Active	$52	$52	$51
Passive	2,849	2,955	2,661
Total equity	2,901	3,007	2,712
Fixed-income:
Active	30	31	27
Passive	603	585	551
Total fixed-income(1)	633	616	578
Cash(1)	518	518	481
Multi-asset-class solutions:
Active	24	23	23
Passive	366	351	312
Total multi-asset-class solutions	390	374	335
Alternative investments(2):
Active	10	10	11
Passive(3)	213	190	182
Total alternative investments	223	200	193
Total	$4,665	$4,715	$4,299

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Americas	$3,431	$3,468	$3,154
Europe/Middle East/Africa(2)	690	713	635
Asia/Pacific	544	534	510
Total	$4,665	$4,715	$4,299

(1) Geographic mix is based on client location or fund management location.
(2) AUM for passive alternative investments has been revised from prior presentations.

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	March 31, 2025	December 31, 2024	March 31, 2024
Alternative Investments(2)	$114	$90	$74
Equity	1,252	1,310	1,131
Multi Asset	1	1	1
Fixed-Income	187	177	155
Total Exchange-Traded Funds	$1,554	$1,578	$1,361

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)(3)	Total
Balance as of December 31, 2023	$2,513	$609	$467	$310	$203	$4,102
Long-term institutional flows, net(4)	(3)	(23)	—	14	(12)	(24)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash fund flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(16)	(14)
Market appreciation (depreciation)	220	(4)	6	12	9	243
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	6	211
Balance as of March 31, 2024	$2,712	$578	$481	$335	$193	$4,299

Balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Long-term institutional flows, net(4)	(21)	(7)	—	13	—	(15)
Exchange-traded fund flows, net	(16)	9	—	—	8	1
Cash fund flows, net	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation (depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market/foreign exchange impact	(69)	15	(1)	3	15	(37)
Balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 9% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher client volumes.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 66% and 34%, respectively, of foreign exchange trading services revenue in the first quarter of 2025, compared to 65% and 35%, respectively, in the same period of 2024.
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
For additional information regarding FX trading services revenue, refer to pages 68 to 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 19% in the first quarter of 2025, compared to the same period of 2024, mainly due to higher client lending balances, partially offset by lower agency spreads.
For additional information regarding securities finance revenue, refer to page 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 9% in the first quarter of 2025 compared to the same period of 2024, primarily driven by higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 10% in the first quarter of 2025, compared to the same period of 2024, primarily due to continued growth in software-enabled revenue. For additional information regarding front office software and data revenue, refer to page 70 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Lending related and other fees increased 6% in the first quarter of 2025, compared to the same period of 2024, driven in part by continued growth of the portfolio in support of client demand. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity method investments.
Other fee revenue decreased $18 million in the first quarter of 2025, compared to the same period of 2024, primarily driven by lower FX and market-related adjustments.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarter of 2025, compared to the same period of 2024.
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
NII was flat in the first quarter of 2025, compared to the same period of 2024, as higher investment securities yields and continued loan growth were offset by lower average short-end rates and a deposit mix shift.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 13: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the first quarter of 2025, compared to the same period of 2024.

TABLE 13: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2025			2024
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$92,780	$768	3.36%	$90,230	$998	4.45%
Securities purchased under resale agreements(2)	7,716	165	8.66	6,118	167	10.97
Trading account assets	756	—	.15	767	—	—
Investment securities:
Investment securities available-for-sale	63,428	724	4.57	46,497	573	4.93
Investment securities held-to-maturity	46,642	242	2.07	54,821	294	2.14
Total Investment securities	110,070	966	3.51	101,318	867	3.42
Loans(3)	43,730	557	5.17	37,747	546	5.82
Other interest-earning assets(4)	34,464	466	5.49	18,153	312	6.92
Average total interest-earning assets	$289,516	$2,922	4.09	$254,333	$2,890	4.57
Interest-bearing deposits:
U.S.	$154,462	$1,349	3.54	$129,846	$1,363	4.22
Non-U.S.	63,677	217	1.38	62,087	277	1.80
Total interest-bearing deposits(5)(6)	218,139	1,566	2.91	191,933	1,640	3.44
Securities sold under repurchase agreements	4,530	51	4.54	3,122	39	5.06
Other short-term borrowings	11,848	135	4.64	8,314	101	4.85
Long-term debt	23,742	297	5.00	18,944	258	5.44
Other interest-bearing liabilities(7)	5,471	159	11.76	4,430	135	12.29
Average total interest-bearing liabilities	$263,730	$2,208	3.40	$226,743	$2,173	3.85
Interest rate spread			.70%			.72%
Net interest income, fully taxable-equivalent basis		$714			$717
Net interest margin, fully taxable-equivalent basis			1.00%			1.13%
Tax-equivalent adjustment		—			(1)
Net interest income, GAAP basis		$714			$716

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $232.47 billion for the first quarter of 2025, compared to $171.83 billion in the same period of 2024. Excluding the impact of netting, the average interest rates would be approximately 0.28% in the first quarter of 2025, compared to 0.38% in the same period of 2024.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses was approximately $43.56 billion for the first quarter of 2025, compared to $37.63 billion in the same period of 2024.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $9.28 billion for the first quarter of 2025, compared to $5.88 billion in the same period of 2024. Excluding the impact of netting, the average interest rates would be approximately 4.33% in the first quarter of 2025, compared to 5.23% in the same period of 2024.
(5) Average rate includes the impact of FX swap costs of approximately ($83) million for the first quarter of 2025, compared to ($49) million for the same period of 2024. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 3.07% in the first quarter of 2025, compared to 3.54% in the same period of 2024.
(6) Total deposits averaged $243.04 billion for the first quarter of 2025, compared to $218.89 billion in the same period of 2024.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $8.46 billion for the first quarter of 2025, compared to $5.42 billion in the same period of 2024. Excluding the impact of netting, the average interest rates would be approximately 4.62% in the first quarter of 2025, compared to 5.23% in the same period of 2024.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $289.52 billion in the first quarter of 2025, compared to $254.33 billion in the same period of 2024. The increase is primarily due to higher levels of client deposits and an increase in short-term wholesale funding and long-term debt.
Interest-bearing deposits with banks averaged $92.78 billion in the first quarter of 2025, compared to $90.23 billion in the same period of 2024. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $7.72 billion in the first quarter of 2025 compared to $6.12 billion in the same period of 2024, due to a shift to term repurchase agreements, which reduces our ability to net against resale agreement balances. Additionally, as a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $232.47 billion on average in the first quarter of 2025 compared to $171.83 billion in the same period of 2024 primarily driven by an increase in FICC repurchase agreement volumes.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of either March 31, 2025 or December 31, 2024.
Average investment securities were $110.07 billion in the first quarter of 2025, compared to $101.32 billion in the same period of 2024. The increase in the first quarter of 2025 was primarily driven by growth in U.S. Treasuries, partially offset by lower mortgage-backed and non-U.S. sovereign and supranational securities.
Average loans increased to $43.73 billion in the first quarter of 2025, from $37.75 billion in the same period of 2024. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $40.62 billion in the first quarter of 2025 compared to $34.30 billion in the same period of 2024. The increases are primarily due to growth in collateralized loan obligations in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $34.46 billion in the first quarter of 2025 from $18.15 billion in the same period of 2024, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $218.14 billion in the first quarter of 2025 from $191.93 billion in the same period of 2024. The increase is driven by rotation from non-interest bearing deposits and a reduction in the Federal Reserve’s overnight repurchase agreement activity. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $11.85 billion in the first quarter of 2025 from $8.31 billion in the same period of 2024 due to increased wholesale funding. The increase is driven by our effort to diversify our funding sources through relatively low-cost channels, to further support business growth.
Average long-term debt was $23.74 billion in the first quarter of 2025, compared to $18.94 billion in the same period of 2024, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $5.47 billion in the first quarter of 2025 compared to $4.43 billion in the same period of 2024. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
In the first quarter of 2025, we recorded a $12 million provision for credit losses, compared to $27 million in the same period of 2024, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 14: Expenses, provides the breakout of expenses for the first quarter of 2025, compared to the same period of 2024. Total expenses decreased 3% in the first quarter of 2025, compared to the same period of 2024, as the absence of the previously noted prior-year notable item and savings were partially offset by higher business investments. The absence of the prior-year notable item represented 5% points of the decrease. The prior-year notable item in first quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the 2023 closures of SVB and Signature Bank.

TABLE 14: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024
Compensation and employee benefits	$1,262	$1,252	1%
Information systems and communications	497	432	15
Transaction processing services	258	248	4
Occupancy	103	103	—
Amortization of other intangible assets	54	60	(10)
Other:
Professional services	110	110	—
Other	166	308	(46)
Total other	276	418	(34)
Total expenses	$2,450	$2,513	(3)
Number of employees at quarter-end	52,711	45,871	15
Compensation and employee benefits expenses increased 1% in the first quarter of 2025, compared to the same period of 2024, mainly due to higher performance-based incentive compensation and salaries, partially offset by savings associated with operating model transformation.
Total headcount increased 15% as of March 31, 2025, compared to the same period of 2024, primarily reflecting the consolidation of our operations joint venture in India in the second quarter of 2024. Headcount cost associated with that joint venture was previously reflected in compensation and employee benefits expenses.
Information systems and communications expenses increased 15% in the first quarter of 2025, compared to the same period of 2024, largely related to higher technology and infrastructure investments.
Transaction processing services expenses increased 4% in the first quarter of 2025, compared to the same period of 2024 primarily due to higher market data and sub-custody costs.
Occupancy expenses were flat in the first quarter of 2025, compared to the same period of 2024.
Amortization of other intangible assets decreased by 10% in the first quarter of 2025, compared to the same period of 2024.
Other expenses decreased 34% in the first quarter of 2025, compared to the same period of 2024, primarily reflecting the absence of the previously noted prior-year notable item and the timing of foundation funding.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 15: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	$188	$1	$189

Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	$82	$—	$82
Income Tax Expense
Income tax expense was $178 million in the first quarter of 2025, compared to $135 million in the same period of 2024. Our effective tax rate of 21.7% in the first quarter of 2025, decreased from 22.5% in the same period of 2024, primarily due to benefits attributable to stock-based compensation.
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
Through State Street Investment Services, State Street Markets and State Street Alpha®, we offer a full range of back- and middle-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; record keeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our middle- and back-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers.
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Global Advisors. Our investment management solutions include strategies across equity, fixed income, cash, multi-asset and alternatives; products such as SPDR® ETFs and index funds; and services including defined benefit, defined contribution and Outsourced Chief Investment Officer.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item 1, Business, in our 2024 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2025	2024
Servicing fees	$1,275	$1,228	4%
Foreign exchange trading services	337	308	9
Securities finance	108	90	20
Software and processing fees	225	207	9
Other fee revenue	34	43	(21)
Total fee revenue	1,979	1,876	5
Net interest income	709	711	—
Total revenue	2,688	2,587	4
Provision for credit losses	12	27	(56)
Total expenses	2,019	1,963	3
Income before income tax expense	$657	$597	10
Pre-tax margin	24%	23%	100	bps
Average assets (in billions)	$333.9	$295.5	13%

Servicing Fees
Servicing fees, as presented in Table 16: Investment Servicing Line of Business Results, increased 4% in the first quarter of 2025, compared to the same period of 2024, as higher average market levels, net new business and client activity were partially offset by normal pricing headwinds.
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
Expenses
Total expenses for Investment Servicing increased 3% in the first quarter of 2025, compared to the same period of 2024 as higher business investments were partially offset by productivity and other savings. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2025	2024
Management fees(1)	$562	$510	10%
Foreign exchange trading services(2)	25	23	9
Securities finance	6	6	—
Other fee revenue(3)	(2)	7	nm
Total fee revenue	591	546	8
Net interest income	5	5	—
Total revenue	596	551	8
Total expenses	431	420	3
Income before income tax expense	$165	$131	26
Pre-tax margin	28%	24%	400	bps
Average assets (in billions)	$3.4	$3.1	10%

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
nm Not meaningful
Investment Management total revenue increased 8% in the first quarter of 2025, compared to the same period of 2024.
Management Fees
Management fees increased 10% in the first quarter of 2025, compared to the same period of 2024, primarily due to higher average market levels and net inflows from prior periods.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 3% in the first quarter of 2025, compared to the same period of 2024, as higher business investments, revenue-related fund expenses and salaries were partially offset by savings.
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
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2025	December 31, 2024
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$27,380	$23,525
Mortgage-backed securities(1)	12,749	10,566
Total U.S. Treasury and federal agencies	40,129	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,471	2,430
Asset-backed securities(2)	1,996	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	16,059	13,939
Other(3)	3,129	2,821
Total non-U.S. debt securities	23,655	21,058
Asset-backed securities:
Student loans(4)	87	90
Collateralized loan obligations(5)	3,393	3,453
Non-agency CMBS and RMBS(6)	4	4
Other	91	91
Total asset-backed securities	3,575	3,638
State and political subdivisions	56	56
Other U.S. debt securities(7)	29	52
Total available-for-sale securities(8)(9)	$67,444	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,418	$5,417
Mortgage-backed securities(10)	35,355	36,101
Total U.S. Treasury and federal agencies	39,773	41,518
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,261	3,673
Total non-U.S. debt securities	3,261	3,673
Asset-backed securities:
Student loans(4)	2,471	2,536
Total asset-backed securities	2,471	2,536
Total held-to-maturity securities(8)(11)	$45,505	$47,727

(1) As of March 31, 2025 and December 31, 2024, the total fair value included $4.26 billion and $4.36 billion, respectively, of agency CMBS and $8.49 billion and $6.20 billion, respectively, of agency MBS.
(2) As of March 31, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.66 billion and $0.70 billion, respectively.
(3) As of March 31, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.50 billion and $2.54 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of both March 31, 2025 and December 31, 2024.
(7) As of March 31, 2025 and December 31, 2024, the fair value of U.S. corporate bonds was $0.03 billion and $0.05 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended March 31, 2025.
(9) As of both March 31, 2025 and December 31, 2024, we had no allowance for credit losses on AFS investment securities.
(10) As of March 31, 2025 and December 31, 2024, the total amortized cost included $5.16 billion and $5.18 billion of agency CMBS, respectively.
(11) As of both March 31, 2025 and December 31, 2024, we had no allowance for credit losses on HTM investment securities.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.1 years and 2.2 years as of March 31, 2025 and December 31, 2024, respectively.
Approximately 97% of the carrying value of the portfolio was rated “AA” or higher as of both March 31, 2025 and December 31, 2024, as follows:

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2025	December 31, 2024
AAA(1)	88%	88%
AA	9	9
A	2	2
BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both March 31, 2025 and December 31, 2024.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2025	December 31, 2024
U.S. Agency Mortgage-backed securities	34%	35%
U.S. Treasuries	28	27
Non-U.S. sovereign, supranational and non-U.S. agency	17	17
Asset-backed securities	9	10
Other credit	12	11
	100%	100%
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 21: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	MBS	Non -MBS	Total(1)	MBS	Non- MBS	Total
Unamortized purchase premiums and (discounts) at period end	$351	$(566)	$(215)	$402	$(364)	$38
Net premium amortization (discount accretion)	15	(152)	(137)	16	(50)	(34)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 24% and 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2025 and December 31, 2024, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2025	December 31, 2024
Available-for-sale:
Canada	$3,384	$3,237
United Kingdom	2,786	2,702
Australia	1,917	2,055
France	1,889	1,565
Germany	1,541	1,195
Spain	601	301
Austria	574	382
Netherlands	533	446
Finland	361	312
Hong Kong	293	177
Sweden	270	263
Italy	266	231
Other(2)	9,240	8,192
Total	$23,655	$21,058
Held-to-maturity:
Belgium	265	254
Germany	210	201
France	141	206
Finland	130	124
Canada	108	104
Austria	70	67
Ireland	—	397
Other(2)	2,337	2,320
Total	$3,261	$3,673

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of March 31, 2025, other non-U.S. investments include $7.93 billion of supranational bonds in AFS securities and $2.34 billion of supranational bonds in HTM securities.
Approximately 90% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of both March 31, 2025 and December 31, 2024. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2025 and December 31, 2024, approximately 30% and 29%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2025, our non-U.S. debt securities had an average market-to-book ratio of 100.1%, and an aggregate pre-tax net unrealized gain of $29 million, consisting of gross unrealized gains of $133 million and gross unrealized losses of $104 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $82 million, consisting of gross unrealized gains of $127 million and gross unrealized losses of $45 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $53 million, consisting of gross unrealized gains of $6 million and gross unrealized losses of $59 million, associated with non-U.S. HTM debt securities.
As of March 31, 2025, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, ABS and corporate debt.
Municipal Obligations
We carried approximately $0.06 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2025, as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS. As of March 31, 2025, we also provided approximately $4.82 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2025
State of Issuer:
Texas	$—	$1,683	$1,683	35%
New York	4	1,675	1,679	34
California	25	460	485	10
Total	$29	$3,818	$3,847

December 31, 2024
State of Issuer:
Texas	$—	$2,006	$2,006	37%
New York	4	1,676	1,680	31
California	25	610	635	12
Total	$29	$4,292	$4,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $4.88 billion and $5.38 billion across our businesses as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 93% of the obligors rated “AA” or higher as of March 31, 2025. As of that date, approximately 45% and 54% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the United States.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS(1)

As of March 31, 2025	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$11,072	0.72%	$16,064	3.67%	$244	1.87%	$—	—%	$27,380
Mortgage-backed securities	122	4.96	1,732	4.69	2,402	4.61	8,493	5.22	12,749
Total U.S. treasury and federal agencies	11,194		17,796		2,646		8,493		40,129
Non-U.S. debt securities:
Mortgage-backed securities	97	4.33	459	4.96	35	5.14	1,880	4.82	2,471
Asset-backed securities	243	3.35	365	3.40	1,112	4.12	276	3.26	1,996
Non-U.S. sovereign, supranational and non-U.S. agency	3,411	1.40	11,513	2.85	1,135	2.97	—	—	16,059
Other	409	3.74	2,637	4.48	83	4.35	—	—	3,129
Total non-U.S. debt securities	4,160		14,974		2,365		2,156		23,655
Asset-backed securities:
Student loans	24	6.91	—	—	11	5.25	52	4.72	87
Collateralized loan obligations	24	5.61	33	5.83	1,955	5.53	1,381	5.67	3,393
Non-agency CMBS and RMBS	—	—	—	—	—	—	4	6.26	4
Other	—	—	91	5.20	—	—	—	—	91
Total asset-backed securities	48		124		1,966		1,437		3,575
State and political subdivisions(3)	30	3.66	26	5.26	—	—	—	—	56
Other U.S. debt securities	8	2.32	21	2.89	—	—	—	—	29
Total	$15,440		$32,941		$6,977		$12,086		$67,444

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$4,046	0.30%	$363	1.32%	$1	5.07%	$8	4.82%	$4,418
Mortgage-backed securities	148	2.85	2,352	2.44	2,607	1.64	30,248	2.39	35,355
Total U.S. treasury and federal agencies	4,194		2,715		2,608		30,256		39,773
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,286	0.64	1,759	1.24	216	0.79	—	—	3,261
Total non-U.S. debt securities	1,286		1,759		216		—		3,261
Asset-backed securities:
Student loans	144	4.96	412	5.36	263	5.35	1,652	4.95	2,471
Total asset-backed securities	144		412		263		1,652		2,471
Total	$5,624		$4,886		$3,087		$31,908		$45,505

(1) Weighted-average yields are calculated based on the contractual coupon of each security owned at the end of the period, weighted based on the amortized cost of each security,and excludes the effect of related hedges.
(2) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of March 31, 2025).
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	March 31, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$16,413	$16,347
Leveraged loans	2,795	2,742
Overdrafts	1,596	1,208
Collateralized loan obligations in loan form	95	50
Other(3)	2,691	3,220
Commercial real estate	2,696	2,842
Total domestic	$26,286	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$6,736	$6,601
Leveraged loans	1,069	1,082
Overdrafts	1,424	772
Collateralized loan obligations in loan form	9,170	8,336
Total foreign	18,399	16,791
Total loans(4)	44,685	43,200
Allowance for loan losses	(176)	(174)
Loans, net of allowance	$44,509	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $11.78 billion private equity capital call finance loans, $7.84 billion loans to real money funds and $1.50 billion loans to business development companies as of March 31, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $2.48 billion securities finance loans and $214 million loans to municipalities as of March 31, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of March 31, 2025, excluding overdrafts, floating rate loans totaled $38.90 billion and fixed rate loans totaled $2.76 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
We sold $100 million of leveraged loans in first quarter of 2025, of which $20 million remained unsettled and was held for sale and carried at the lower of cost or market as of March 31, 2025. We recorded a charge-off against the allowance for these loans of $9 million in the first quarter of 2025.
We had binding unfunded commitments as of March 31, 2025 and December 31, 2024 of $170 million and $104 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 91% of the loans rated “BB” or “B” as of both March 31, 2025 and December 31, 2024. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of March 31, 2025, the commercial real estate portfolio consists of, by asset class, approximately 40% multifamily residential, 38% office buildings and 22% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of March 31, 2025, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 18%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We observed these effects in certain commercial real estate loans during the first quarter of 2025, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2025 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2025	2024
Allowance for credit losses:
Beginning balance	$183	$150
Provision for credit losses (funded commitments)(1)	11	31
Provisions for credit losses (unfunded commitments)	1	(4)
Charge-offs(2)	(9)	(31)
Ending balance	$186	$146

(1) The provision for credit losses is primarily related to commercial real estate and leveraged loans.
(2) The charge-offs are primarily related to leveraged loans in the first quarter of 2025 and commercial real estate and leveraged loans in the first quarter of 2024.
As of March 31, 2025, the allowance for credit losses increased $3 million compared to December 31, 2024, reflecting provision for credit losses of $12 million primarily due to an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, partially offset by
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
charge-offs of $9 million, largely related to certain leveraged loans.
As of March 31, 2025, approximately $65 million of our allowance for credit losses was related to leveraged loans included in the commercial and financial segment compared to $68 million as of December 31, 2024. In addition, $105 million and $102 million as of March 31, 2025 and December 31, 2024, respectively, was related to certain commercial real estate loans. The remaining $16 million and $13 million as of March 31, 2025 and December 31, 2024, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of both March 31, 2025 and December 31, 2024, the allowance for credit losses represented 0.4% of total loans.
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
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail on pages 20 to 49 included under Item 1A, Risk Factors, in our 2024 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 81 to 87 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2024 Form 10-K.
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
In the first quarter of 2025, the allowance estimate reflected an increase in loan loss reserves associated with certain commercial real estate loans, offset by charge-offs on certain leveraged loans. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 87 to 91 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2024 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at our Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2025, our Parent Company and State Street Bank had approximately $1.29 billion of senior notes or subordinated debentures outstanding that will mature in the next twelve months.
As a systemically important financial institution, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Our efforts to satisfy, or our failure to satisfy, these regulatory requirements could have a materially adverse affect on our business, financial condition or results of operations.
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 91 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2024 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 12 and 13 included under Item 1, Business, in our 2024 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For the quarters ended March 31, 2025 and December 31, 2024, average daily LCR for the Parent Company was 106% and 107%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $148.04 billion for the quarter ended March 31, 2025 compared to $142.34 billion for the quarter ended December 31, 2024, primarily due to an increase in client deposits relative to the prior period. For the quarter ended March 31, 2025, the LCR for State Street Bank was approximately 139%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of March 31, 2025, both the Parent Company's and State Street Bank's NSFR were above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $89.58 billion for the quarter ended March 31, 2025, compared to $86.88 billion for the quarter ended December 31, 2024. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
Access to primary, intraday and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2025, we had no outstanding primary credit borrowings from the FRBB discount window, and $11.8 billion outstanding of FHLB funding. As of December 31, 2024, we had no outstanding primary credit borrowings from the FRBB discount window and $9.8 billion outstanding borrowings from the FHLB. These outstanding borrowings have initial maturities of twelve months and are recorded in other short-term borrowings in the consolidated statement of condition.
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity, although not as rapidly deployed as those included in our LCR asset liquidity.
The average fair value of total unencumbered securities was $66.17 billion for the quarter ended March 31, 2025, compared to $63.23 billion for the quarter ended December 31, 2024.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $34.12 billion and $34.19 billion and standby letters of credit totaling $0.81 billion and $0.91 billion as of March 31, 2025 and December 31, 2024, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2025, approximately 75% of our unfunded commitments to extend credit and 52% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (the U.S. Agencies). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key infrastructure
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
provider within the financial system, while minimizing risk to the financial system.
The U.S. Agencies' final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our last full 165(d) resolution plan by July 1, 2023. Feedback letters from the U.S. Agencies on the results of the 2023 plan submissions were released to each of the U.S. G-SIBs on June 21, 2024. We have no identified shortcomings or deficiencies. Our next 165(d) resolution plan submission to the U.S. Agencies is a targeted plan due by July 1, 2025.
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
For additional information about our recovery and resolution plan, refer to pages 15 to 16 included under Item 1, Business, "Supervision and Regulation" in our 2024 Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2025 and December 31, 2024, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $3.52 billion and $3.68 billion as of March 31, 2025 and December 31, 2024, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $0.97 billion as of March 31, 2025, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both March 31, 2025 and December 31, 2024, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to floating rate senior notes due 2026.
On February 28, 2025, we issued $1,350 million aggregate principal amount of 4.536% fixed rate senior notes due 2028, $650 million aggregate principal amount of 4.729% fixed rate senior notes due 2030 and $750 million aggregate principal amount of fixed-to-floating rate senior notes due 2036.
On March 30, 2025, we redeemed $500 million aggregate principal amount of 2.901% fixed-to-floating rate senior notes due 2026.
On April 17, 2025, we notified the holders of our $1 billion aggregate principal amount of 5.104% fixed-to-floating rate senior notes due 2026, that we will redeem all the notes on May 18, 2025.
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On April 24, 2025, we issued $300 million aggregate principal amount of floating rate senior notes due 2028, $700 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $1 billion aggregate principal amount of 4.834% fixed rate senior notes due 2030.
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
Volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy of the United States and of other nations and conflicts in Ukraine and in the Middle East) may result in stress on the operating environment, elevate operational risk, and heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 97 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2024 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to pages 98 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2024 Form 10-K, and pages 42 to 44 included under Item 1A, Risk Factors, in our 2024 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, and reputational damage and impact our ability to conduct our business activities."
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2025, the notional amount of these derivative contracts was $2.99 trillion, of which $2.90 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to pages 99 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2024 Form 10-K.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 101 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2024 Form 10-K.
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
We experienced no back-testing exceptions in either quarter ended March 31, 2025 or March 31, 2024 and we had one back testing exception in the quarter ended December 31, 2024. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 27: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2025	As of December 31, 2024	As of March 31, 2024
	March 31, 2025			December 31, 2024			March 31, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$9,179	$21,806	$5,203	$11,339	$15,938	$6,253	$12,157	$19,660	$7,536	$5,416	$12,890	$17,091
Global Treasury	3,209	7,247	583	2,533	8,332	468	1,441	3,222	497	1,086	2,451	1,741
Diversification	(2,679)	(7,246)	(683)	(2,389)	(8,207)	1,110	(1,412)	(3,222)	(403)	(1,186)	(2,851)	(1,758)
Total VaR	$9,709	$21,807	$5,103	$11,483	$16,063	$7,831	$12,186	$19,660	$7,630	$5,316	$12,490	$17,074

TABLE 28: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2025	As of December 31, 2024	As of March 31, 2024
	March 31, 2025			December 31, 2024			March 31, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$51,801	$82,147	$28,037	$36,695	$66,363	$16,172	$47,674	$72,735	$26,194	$49,457	$41,379	$58,561
Global Treasury	10,126	18,390	5,620	8,892	23,717	3,943	6,649	14,031	4,424	9,509	7,790	5,819
Diversification	(9,456)	(19,712)	(6,744)	(6,608)	(20,633)	(1,257)	(7,390)	(12,731)	(3,625)	(4,783)	(4,580)	(4,889)
Total Stressed VaR	$52,471	$80,825	$26,913	$38,979	$69,447	$18,858	$46,933	$74,035	$26,993	$54,183	$44,589	$59,491
The three month average of our total stressed VaR-based measure was approximately $52 million for the quarter ended March 31, 2025, compared to an average of approximately $39 million for the quarter ended December 31, 2024 and $47 million for the quarter ended March 31, 2024. The increase in the average total stressed VaR for the quarter ended March 31, 2025, compared to both the quarters ended December 31, 2024 and March 31, 2024, was primarily attributed to higher foreign exchange and interest rate risk positions.
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
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 29: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2025			December 31, 2024			March 31, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$3,219	$4,397	$307	$3,474	$10,422	$180	$5,778	$18,106	$457
Global Treasury	265	1,125	—	409	2,505	—	320	1,699	—
Diversification	(71)	(1,092)	—	(388)	(2,920)	—	(344)	(1,929)	—
Total VaR	$3,413	$4,430	$307	$3,495	$10,007	$180	$5,754	$17,876	$457

TABLE 30: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2025			December 31, 2024			March 31, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$4,706	$57,025	$701	$7,357	$43,800	$518	$17,211	$56,902	$672
Global Treasury	5,770	6,390	—	6,246	7,202	—	4,835	6,613	—
Diversification	(5,050)	(6,237)	—	(5,017)	(8,671)	—	(4,352)	(6,478)	—
Total Stressed VaR	$5,426	$57,178	$701	$8,586	$42,331	$518	$17,694	$57,037	$672

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 31, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2025 and 2024. Our baseline rate forecast as of March 31, 2025 was generally consistent with common market expectations for global central bank actions at that point in time, including that rate cuts would continue in 2025.

TABLE 31: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2025			March 31, 2024
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.50%	2.50%	4.21%	5.50%	4.00%	4.20%
12-month forward rates	3.75	2.00	4.36	4.50	2.75	4.25

(1) European Central Bank deposit facility rate.
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In Table 32: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous 100 basis point shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes client deposit balance rotation, including reductions in non-interest-bearing deposit balances. The results of these scenarios should not be extrapolated for other (e.g., more severe) shocks as the impact of interest rate shocks may not be linear. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.

TABLE 32: NET INTEREST INCOME SENSITIVITY
	March 31, 2025			March 31, 2024
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$73	$246	$319	$(5)	$286	$281
-100 bps shock	(73)	(221)	(294)	(18)	(241)	(259)
Steeper yield curve:
+100 bps shift in long-end rates(1)	23	15	38	39	15	54
-100 bps shift in short-end rates(1)	(46)	(207)	(253)	24	(226)	(202)
Flatter yield curve:
+100 bps shift in short-end rates(1)	49	232	281	(44)	271	227
-100 bps shift in long-end rates(1)	(26)	(14)	(40)	(41)	(15)	(56)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to March 31, 2024, our overall NII sensitivity and our USD balance sheet's NII sensitivity have increased mainly due to higher client deposits and a lower investment portfolio duration. Our non-USD NII sensitivity as of March 31, 2025, has decreased compared to March 31, 2024, mainly due to interest rate risk hedging activity.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 106 to 107 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2024 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are currently subject to a 2.0% SLR buffer at the holding company and a 3% buffer at State Street Bank, in addition to the required minimum of 3.0% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 108 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
Regulatory Capital
We and State Street Bank are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by the U.S. Agencies.
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
On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024, through September 30, 2025.
Our minimum risk-based capital ratios as of January 1, 2025 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2025, is 1.0%. Based upon calculations using data as of December 31, 2024, our surcharge will remain at 1.0% through December 31, 2026.
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
On July 27, 2023, U.S. Agencies issued a proposed rule to implement the Basel III endgame agreement (2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (2023 G-SIB Surcharge Proposal). The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized approaches for credit risk, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
Recent public statements by U.S. banking officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. However, the timing and content of any potential re-proposal, and the effects of any re-proposal on State Street, remain uncertain at this stage.
On April 17, 2025, the Fed issued a proposed rule to reduce volatility in the stress capital buffer requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s stress capital buffer requirement by one quarter, from October 1 to January 1. The proposal is intended to be effective as of the 2025 stress testing cycle. State Street does not expect the proposal to materially impact its stress capital buffer requirement, which is currently at the 2.5% floor.
For additional information about our regulatory capital, refer to pages 109 to 115 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
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

TABLE 33: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2025	Basel III Standardized Approach March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches March 31, 2025	Basel III Standardized Approach March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,197	$11,197	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			29,959	29,959	29,582	29,582	16,208	16,208	15,977	15,977
Accumulated other comprehensive income (loss)			(1,792)	(1,792)	(2,100)	(2,100)	(1,521)	(1,521)	(1,805)	(1,805)
Treasury stock, at cost			(16,231)	(16,231)	(16,198)	(16,198)	—	—	—	—
Total			23,133	23,133	22,510	22,510	28,020	28,020	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,343)	(8,343)	(8,320)	(8,320)	(8,076)	(8,076)	(8,054)	(8,054)
Other adjustments(1)			(428)	(428)	(391)	(391)	(314)	(314)	(278)	(278)
Common equity tier 1 capital			14,362	14,362	13,799	13,799	19,630	19,630	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			17,921	17,921	16,615	16,615	19,630	19,630	19,173	19,173
Qualifying subordinated long-term debt			1,871	1,871	1,861	1,861	529	529	530	530
Adjusted allowance for credit losses			7	186	—	183	7	186	—	183
Total capital			$19,799	$19,978	$18,476	$18,659	$20,166	$20,345	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$62,541	$127,888	$63,252	$124,281	$59,213	$125,857	$57,883	$121,785
Operational risk(3)			49,413	NA	49,350	NA	47,625	NA	47,538	NA
Market risk			2,320	2,320	2,000	2,000	2,320	2,320	2,000	2,000
Total risk-weighted assets			$114,274	$130,208	$114,602	$126,281	$109,158	$128,177	$107,421	$123,785

Capital Ratios:	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.6%	11.0%	12.0%	10.9%	18.0%	15.3%	17.8%	15.5%
Tier 1 capital	9.5	9.5	15.7	13.8	14.5	13.2	18.0	15.3	17.8	15.5
Total capital	11.5	11.5	17.3	15.3	16.1	14.8	18.5	15.9	18.3	16.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will continue to remain in effect for the period from October 1, 2024, through September 30, 2025.
NA Not applicable
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our CET1 capital ratio increased to 11.0% as of March 31, 2025, compared to 10.9% as of December 31, 2024, under the standardized approach, primarily driven by capital generated from earnings, partially offset by higher RWA from securities finance and increased loan balances as well as continued capital return.
Our CET1 capital increased $0.56 billion as of March 31, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases in the first quarter of 2025.
Our Tier 1 capital increased $1.31 billion as of March 31, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
Our Tier 2 capital remained flat as of March 31, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach.
Our total capital increased $1.32 billion as of March 31, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2025 and for the year ended December 31, 2024.

TABLE 34: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2025	Basel III Standardized Approach March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,799	$13,799	$12,971	$12,971
Net income	643	643	2,687	2,687
Changes in treasury stock, at cost	(33)	(33)	(1,173)	(1,173)
Dividends declared	(266)	(266)	(1,062)	(1,062)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(23)	(23)	150	150
Accumulated other comprehensive income (loss)(1)	308	308	254	254
Other adjustments(1)	(66)	(66)	(28)	(28)
Changes in common equity tier 1 capital	563	563	828	828
Common equity tier 1 capital balance, end of period	14,362	14,362	13,799	13,799
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,615	16,615	14,947	14,947
Changes in common equity tier 1 capital	563	563	828	828
Net issuance (redemption) of preferred stock	743	743	840	840
Changes in tier 1 capital	1,306	1,306	1,668	1,668
Tier 1 capital balance, end of period	17,921	17,921	16,615	16,615
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,861	2,044	1,870	2,020
Net issuance and changes in long-term debt qualifying as tier 2 capital	10	10	(9)	(9)
Changes in adjusted allowance for credit losses	7	3	—	33
Changes in tier 2 capital	17	13	(9)	24
Tier 2 capital balance, end of period	1,878	2,057	1,861	2,044
Total capital:
Total capital balance, beginning of period	18,476	18,659	16,817	16,967
Changes in tier 1 capital	1,306	1,306	1,668	1,668
Changes in tier 2 capital	17	13	(9)	24
Total capital balance, end of period	$19,799	$19,978	$18,476	$18,659

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2025 and for the year ended December 31, 2024.

TABLE 35: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach March 31, 2025	Basel III Standardized Approach December 31, 2024
Total risk-weighted assets, beginning of period	$114,602	$107,453	$126,281	$111,703
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	317	(585)	101	(1,000)
Net increase (decrease) in loans and overdrafts	(208)	919	947	2,241
Net increase (decrease) in securitization exposures	271	628	256	592
Net increase (decrease) in repo-style transaction exposures	760	(558)	5,719	2,968
Net increase (decrease) in over-the-counter derivatives exposures(1)	(1,125)	2,595	(5,245)	10,778
Net increase (decrease) in all other(2)	(726)	(957)	1,829	(526)
Net increase (decrease) in credit risk-weighted assets	(711)	2,042	3,607	15,053
Net increase (decrease) in market risk-weighted assets	320	(475)	320	(475)
Net increase (decrease) in operational risk-weighted assets	63	5,582	NA	NA
Total risk-weighted assets, end of period	$114,274	$114,602	$130,208	$126,281

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
As of March 31, 2025, total advanced approaches RWA decreased $0.33 billion compared to December 31, 2024, mainly due to a decrease in derivatives RWA driven by market movements, partially offset by an increase in repo-style transaction RWA driven by volumes.
As of March 31, 2025, total standardized approach RWA increased $3.93 billion compared to December 31, 2024, mainly reflecting higher repo-style transaction RWA driven by increased volumes and higher other RWA driven by cash and receivables, partially offset by lower derivatives RWA driven by market movements.
The regulatory capital ratios as of March 31, 2025, presented in Table 33: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2025, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage increased to 5.5% as of March 31, 2025, compared to 5.2% as of December 31, 2024, mainly driven by higher capital, partially offset by higher balance sheet levels.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain a 2% SLR buffer at the holding company and a 3% buffer at State Street Bank in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.

TABLE 36: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2025	December 31, 2024
State Street:
Tier 1 capital	$17,921	$16,615
Average assets	337,291	327,181
Less: adjustments for deductions from tier 1 capital and other	(8,771)	(8,711)
Adjusted average assets for tier 1 leverage ratio	328,520	318,470
Additional SLR exposure	39,181	38,659
Adjustments for deductions of qualifying central bank deposits	(90,437)	(87,496)
Total assets for SLR	$277,264	$269,633
Tier 1 leverage ratio(1)	5.5%	5.2%
Supplementary leverage ratio	6.5	6.2

State Street Bank(2):
Tier 1 capital	$19,630	$19,173
Average assets	333,158	323,086
Less: adjustments for deductions from tier 1 capital and other	(8,390)	(8,332)
Adjusted average assets for tier 1 leverage ratio	324,768	314,754
Additional SLR exposure	40,557	40,299
Adjustments for deductions of qualifying central bank deposits	(90,437)	(87,496)
Total assets for SLR	$274,888	$267,557
Tier 1 leverage ratio(1)	6.0%	6.1%
Supplementary leverage ratio	7.1	7.2

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of March 31, 2025:

TABLE 37: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2025
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$39,274	30.2%	$27,995	21.5%
Total leverage exposure	39,274	14.2	26,340	9.5
Long-term debt:
Risk-weighted assets	18,903	14.5	9,115	7.0
Total leverage exposure	18,903	6.8	12,477	4.5
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2025:

TABLE 38: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 39: PREFERRED STOCK DIVIDENDS
	Three Months Ended March 31,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	2,069	20.69	10
Series I	1,675	16.75	25	—	—	—
Series J	1,675	16.75	14	—	—	—
Total			$46			$34
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $100 million of our common stock in the first quarter of 2025 under our 2024 share repurchase authorization. Since its inception, we repurchased an aggregate of $1.4 billion of our common stock under the 2024 program through March 31, 2025.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 40: SHARES REPURCHASED
	Three Months Ended March 31,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	1.0	$99.60	$100	1.4	$73.24	$100
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 41: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$220	$0.69	$208
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 55 to 57 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and pages 161 to 163 in Note 15 to the consolidated financial statements in the 2024 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $358.07 billion and $310.81 billion as of March 31, 2025 and December 31, 2024, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $375.40 billion and $325.61 billion as collateral for indemnified securities on loan as of March 31, 2025 and December 31, 2024, respectively.
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $375.40 billion and $325.61 billion, referenced above, $64.79 billion and $63.66 billion was invested in indemnified repurchase agreements as of March 31, 2025 and December 31, 2024, respectively. We or our agents held $69.79 billion and $68.51 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2025 and December 31, 2024, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 43

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-Q, is incorporated by reference herein.
For more information on our market risk refer to pages 99 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2025, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 44

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Fee revenue:
Servicing fees	$1,275	$1,228
Management fees	562	510
Foreign exchange trading services	362	331
Securities finance	114	96
Software and processing fees	225	207
Other fee revenue	32	50
Total fee revenue	2,570	2,422
Net interest income:
Interest income	2,922	2,889
Interest expense	2,208	2,173
Net interest income	714	716
Total revenue	3,284	3,138
Provision for credit losses	12	27
Expenses:
Compensation and employee benefits	1,262	1,252
Information systems and communications	497	432
Transaction processing services	258	248
Occupancy	103	103
Amortization of other intangible assets	54	60
Other	276	418
Total expenses	2,450	2,513
Income before income tax expense	822	598
Income tax expense	178	135
Net income	$644	$463
Net income available to common shareholders	$597	$418
Earnings per common share:
Basic	$2.07	$1.38
Diluted	2.04	1.37
Average common shares outstanding (in thousands):
Basic	288,562	301,991
Diluted	292,716	305,943
Cash dividends declared per common share	$0.76	$0.69

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 45

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income	$644	$463
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($78) and $53, respectively	164	(107)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $41 and $70, respectively	111	198
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $10 and ($41), respectively	30	(113)
Net unrealized gains on retirement plans, net of related taxes of $2 and $3, respectively	3	7
Other comprehensive income	308	(15)
Total comprehensive income	$952	$448

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2025	December 31, 2024
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,658	$3,145
Interest-bearing deposits with banks	119,464	112,957
Securities purchased under resale agreements	7,971	6,679
Trading account assets	743	768
Investment securities available-for-sale	67,444	58,895
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $40,424 and $41,906)	45,505	47,727
Loans (less allowance for credit losses on loans of $176 and $174)	44,509	43,026
Premises and equipment (net of accumulated depreciation of $6,635 and $6,461)	2,784	2,715
Accrued interest and fees receivable	4,280	4,034
Goodwill	7,763	7,691
Other intangible assets	1,046	1,089
Other assets	66,526	64,514
Total assets	$372,693	$353,240
Liabilities:
Deposits:
Non-interest-bearing	$32,265	$33,180
Interest-bearing - U.S.	168,362	166,483
Interest-bearing - non-U.S.	71,429	62,257
Total deposits	272,056	261,920
Securities sold under repurchase agreements	3,524	3,681
Other short-term borrowings	11,849	9,840
Accrued expenses and other liabilities	33,726	29,201
Long-term debt	24,846	23,272
Total liabilities	346,001	327,914
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 288,676,229 and 288,766,452 shares outstanding	504	504
Surplus	10,693	10,722
Retained earnings	29,959	29,582
Accumulated other comprehensive income (loss)	(1,792)	(2,100)
Treasury stock, at cost (215,203,413 and 215,113,190 shares)	(16,231)	(16,198)
Total shareholders’ equity	26,692	25,326
Total liabilities and shareholders' equity	$372,693	$353,240

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income (loss)						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)			(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433

Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income (loss)						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating Activities:
Net income	$644	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	18	8
Amortization of other intangible assets	54	60
Other non-cash adjustments for depreciation, amortization and accretion, net	34	121
Provision for credit losses	12	27
Change in trading account assets, net	25	13
Change in accrued interest and fees receivable, net	(247)	(206)
Change in collateral deposits, net	(1,697)	(575)
Change in unrealized losses (gains) on foreign exchange derivatives, net	4,613	(4,251)
Change in other assets, net	(1,761)	1,176
Change in accrued expenses and other liabilities, net	545	2,219
Other, net	156	101
Net cash provided by (used in) operating activities	2,396	(844)
Investing Activities:
Net increase in interest-bearing deposits with banks	(6,507)	(37,821)
Net increase in securities purchased under resale agreements	(1,291)	(797)
Proceeds from sales of available-for-sale securities	2,047	943
Proceeds from maturities of available-for-sale securities	8,832	4,484
Purchases of available-for-sale securities	(18,449)	(9,857)
Proceeds from maturities of held-to-maturity securities	2,333	4,144
Purchases of held-to-maturity securities	—	(3)
Sale of loans	85	53
Net increase in loans	(1,281)	(2,248)
Business acquisitions, net of cash acquired	—	(12)
Purchases of equity investments and other long-term assets	(47)	(31)
Purchases of premises and equipment, net	(226)	(230)
Other, net	(103)	23
Net cash (used in) investing activities	(14,607)	(41,352)
Financing Activities:
Net increase (decrease) in time deposits	2,663	(2,127)
Net increase in all other deposits	7,469	33,044
Net (decrease) increase in securities sold under repurchase agreements	(157)	1,709
Net increase in other short-term borrowings	2,010	7,881
Proceeds from issuance of long-term debt, net of issuance costs	2,737	996
Payments for long-term debt and obligations under finance leases	(1,312)	(12)
Payments for redemption of preferred stock	—	(1,000)
Proceeds from issuance of preferred stock, net of issuance costs	743	1,481
Repurchases of common stock	(100)	(119)
Repurchases of common stock for employee tax withholding	(57)	(42)
Payments for cash dividends	(266)	(243)
Other, net	(6)	(6)
Net cash provided by financing activities	13,724	41,562
Net increase (decrease) in cash and due from banks	1,513	(634)
Cash and due from banks at beginning of period	3,145	4,047
Cash and due from banks at end of period	$4,658	$3,413

Supplemental disclosure:
Interest paid	$2,074	$1,989
Income taxes paid, net	186	118

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2024 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2024 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of March 31, 2025 and December 31, 2024, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.2 billion and $0.8 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $1.9 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of March 31, 2025:

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
		Annual reporting for period ending December 31, 2027 and for interim reporting in 2028	We are currently evaluating the disclosure impact of the new standard.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments related to the rate reconciliation and income taxes paid disclosures and require disclosures of (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additional amendments require (1) disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission regulations, and (2) remove disclosures that no longer are considered cost beneficial or relevant.	Annual reporting for period ending December 31, 2025	We do not expect the adoption of the new standard to have a material impact on our financial statements.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of March 31, 2025; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 130 to 135 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	122	—		122
Other	—	587	—		587
Total trading account assets	$34	$709	$—		$743
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	27,380	—	—		$27,380
Mortgage-backed securities	—	12,749	—		12,749
Total U.S. Treasury and federal agencies	27,380	12,749	—		40,129
Non-U.S. debt securities:
Mortgage-backed securities	—	2,471	—		2,471
Asset-backed securities	—	1,996	—		1,996
Non-U.S. sovereign, supranational and non-U.S. agency	—	16,059	—		16,059
Other	—	3,129	—		3,129
Total non-U.S. debt securities	—	23,655	—		23,655
Asset-backed securities:
Student loans	—	87	—		87
Collateralized loan obligations	—	3,393	—		3,393
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,575	—		3,575
State and political subdivisions	—	56	—		56
Other U.S. debt securities	—	29	—		29
Total available-for-sale investment securities	$27,380	$40,064	$—		$67,444
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$18,411	$2	$(11,153)	$7,260
Interest rate contracts	—	32	—	(32)	—
Total derivative instruments	—	18,443	2	(11,185)	7,260
Other	19	785	—	—	804
Total assets carried at fair value	$27,433	$60,001	$2	$(11,185)	$76,251
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	8	18,490	—	(11,421)	$7,077
Interest rate contracts	21	—	—	—	21
Other derivative contracts	—	205	—	—	205
Total derivative instruments	29	18,695	—	(11,421)	7,303
Total liabilities carried at fair value	$29	$18,695	$—	$(11,421)	$7,303

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.68 billion and $1.92 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 51

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	121	—		121
Other	—	613	—		613
Total trading account assets	$34	$734	$—		$768
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$23,525	$—	$—		$23,525
Mortgage-backed securities	—	10,566	—		10,566
Total U.S. Treasury and federal agencies	23,525	10,566	—		34,091
Non-U.S. debt securities:
Mortgage-backed securities	—	2,430	—		2,430
Asset-backed securities	—	1,868	—		1,868
Non-U.S. sovereign, supranational and non-U.S. agency	—	13,939	—		13,939
Other	—	2,821	—		2,821
Total non-U.S. debt securities	—	21,058	—		21,058
Asset-backed securities:
Student loans	—	90	—		90
Collateralized loan obligations	—	3,453	—		3,453
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,638	—		3,638
State and political subdivisions	—	56	—		56
Other U.S. debt securities	—	52	—		52
Total available-for-sale investment securities	$23,525	$35,370	$—		$58,895
Other assets:
Derivative instruments:
Foreign exchange contracts	$16	$29,422	$1	$(18,262)	$11,177
Interest rate contracts	5	23	—	(23)	5
Other derivative contracts	1	—	—	—	1
Total derivative instruments	22	29,445	1	(18,285)	11,183
Other	20	747	—	—	767
Total assets carried at fair value	$23,601	$66,296	$1	$(18,285)	$71,613
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2025
Financial Assets:
Cash and due from banks	$4,658	$4,658	$4,658	$—	$—
Interest-bearing deposits with banks	119,464	119,464	—	119,464	—
Securities purchased under resale agreements	7,971	7,971	—	7,971	—
Investment securities held-to-maturity	45,505	40,424	4,376	36,048	—
Net loans(1)	44,509	44,315	—	42,564	1,751
Other(2)	9,742	9,742	—	9,742	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$32,265	$32,265	$—	$32,265	$—
Interest-bearing - U.S.	168,362	168,362	—	168,362	—
Interest-bearing - non-U.S.	71,429	71,429	—	71,429	—
Securities sold under repurchase agreements	3,524	3,524	—	3,524	—
Other short-term borrowings	11,849	11,849	—	11,849	—
Long-term debt	24,846	24,614	—	24,510	104
Other(2)	9,742	9,742	—	9,742	—

(1) Includes $20 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and due from banks	$3,145	$3,145	$3,145	$—	$—
Interest-bearing deposits with banks	112,957	112,957	—	112,957	—
Securities purchased under resale agreements	6,679	6,679	—	6,679	—
Investment securities held-to-maturity	47,727	41,906	5,354	36,552	—
Net loans(1)	43,026	42,839	—	41,097	1,742
Other(2)	6,752	6,752	—	6,752	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,180	$33,180	$—	$33,180	$—
Interest-bearing - U.S.	166,483	166,483	—	166,483	—
Interest-bearing - non-U.S.	62,257	62,257	—	62,257	—
Securities sold under repurchase agreements	3,681	3,681	—	3,681	—
Other short-term borrowings	9,840	9,840	—	9,840	—
Long-term debt	23,272	23,078	—	22,882	196
Other(2)	6,752	6,752	—	6,752	—

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2024.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional
State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
information on our accounting for investment securities, refer to page 136 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	As of March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$27,384	$33	$37	$27,380	$23,539	$38	$52	$23,525
Mortgage-backed securities(1)	12,837	36	124	12,749	10,699	21	154	10,566
Total U.S. Treasury and federal agencies	40,221	69	161	40,129	34,238	59	206	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,466	6	1	2,471	2,426	5	1	2,430
Asset-backed securities(2)	1,991	6	1	1,996	1,865	5	2	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	16,027	72	40	16,059	13,954	54	69	13,939
Other(3)	3,089	43	3	3,129	2,787	38	4	2,821
Total non-U.S. debt securities	23,573	127	45	23,655	21,032	102	76	21,058
Asset-backed securities:
Student loans(4)	86	1	—	87	89	1	—	90
Collateralized loan obligations(5)	3,393	2	2	3,393	3,447	6	—	3,453
Non-agency CMBS and RMBS(6)	—	4	—	4	1	3	—	4
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	3,569	8	2	3,575	3,627	11	—	3,638
State and political subdivisions	56	—	—	56	56	—	—	56
Other U.S. debt securities(7)	30	—	1	29	53	—	1	52
Total available-for-sale securities(8)(9)	$67,449	$204	$209	$67,444	$59,006	$172	$283	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,418	$—	$34	$4,384	$5,417	$—	$55	$5,362
Mortgage-backed securities(10)	35,355	7	4,980	30,382	36,101	2	5,677	30,426
Total U.S. Treasury and federal agencies	39,773	7	5,014	34,766	41,518	2	5,732	35,788
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,261	6	59	3,208	3,673	7	73	3,607
Total non-U.S. debt securities	3,261	6	59	3,208	3,673	7	73	3,607
Asset-backed securities:
Student loans(4)	2,471	5	26	2,450	2,536	4	29	2,511
Total asset-backed securities	2,471	5	26	2,450	2,536	4	29	2,511
Total held-to-maturity securities(8)(11)	$45,505	$18	$5,099	$40,424	$47,727	$13	$5,834	$41,906

(1) As of March 31, 2025 and December 31, 2024, the total fair value included $4.26 billion and $4.36 billion, respectively, of agency CMBS and $8.49 billion and $6.20 billion, respectively, of agency MBS.
(2) As of March 31, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.66 billion and $0.70 billion, respectively.
(3) As of March 31, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.50 billion and $2.54 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of both March 31, 2025 and December 31, 2024.
(7) As of March 31, 2025 and December 31, 2024, the fair value of U.S. corporate bonds was $0.03 billion and $0.05 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended March 31, 2025 and December 31, 2024.
(9) As of both March 31, 2025 and December 31, 2024, we had no allowance for credit losses on AFS investment securities.
(10) As of March 31, 2025 and December 31, 2024, the total amortized cost included $5.16 billion and $5.18 billion of agency CMBS, respectively.
(11) As of both March 31, 2025 and December 31, 2024, we had no allowance for credit losses on HTM investment securities.
State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $88.50 billion and $86.70 billion as of March 31, 2025 and December 31, 2024, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three months ended March 31, 2025, proceeds from sales of AFS securities were approximately $2.05 billion, primarily from sales of U.S. Treasury, non-U.S. agency and foreign government securities. We recognized a pre-tax gain of nil from these sales in the three months ended March 31, 2025.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$13,774	$14	$2,455	$23	$16,229	$37
Mortgage-backed securities	3,277	41	4,277	83	7,554	124
Total U.S. Treasury and federal agencies	17,051	55	6,732	106	23,783	161
Non-U.S. debt securities:
Mortgage-backed securities	380	1	141	—	521	1
Asset-backed securities	242	—	406	1	648	1
Non-U.S. sovereign, supranational and non-U.S. agency	4,550	27	2,527	13	7,077	40
Other	550	1	96	2	646	3
Total non-U.S. debt securities	5,722	29	3,170	16	8,892	45
Asset-backed securities:
Collateralized loan obligations	1,936	2	—	—	1,936	2
Total asset-backed securities	1,936	2	—	—	1,936	2
State and political subdivisions	30	—	1	—	31	—
Other U.S. debt securities	3	—	26	1	29	1
Total	$24,742	$86	$9,929	$123	$34,671	$209

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,113	$25	$2,435	$27	$10,548	$52
Mortgage-backed securities	3,742	59	4,360	95	8,102	154
Total U.S. Treasury and federal agencies	11,855	84	6,795	122	18,650	206
Non-U.S. debt securities:
Mortgage-backed securities	730	1	225	—	955	1
Asset-backed securities	387	—	506	2	893	2
Non-U.S. sovereign, supranational and non-U.S. agency	4,695	49	2,695	20	7,390	69
Other	312	2	116	2	428	4
Total non-U.S. debt securities	6,124	52	3,542	24	9,666	76
Asset-backed securities:
Student loans	12	—	—	—	12	—
Collateralized loan obligations	684	—	—	—	684	—
Total asset-backed securities	696	—	—	—	696	—
State and political subdivisions	—	—	26	—	26	—
Other U.S. debt securities	3	—	49	1	52	1
Total	$18,678	$136	$10,412	$147	$29,090	$283
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2025. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2025
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,077	$11,072	$16,060	$16,064	$247	$244	$—	$—	$27,384	$27,380
Mortgage-backed securities	122	122	1,735	1,732	2,422	2,402	8,558	8,493	12,837	12,749
Total U.S. Treasury and federal agencies	11,199	11,194	17,795	17,796	2,669	2,646	8,558	8,493	40,221	40,129
Non-U.S. debt securities:
Mortgage-backed securities	97	97	458	459	35	35	1,876	1,880	2,466	2,471
Asset-backed securities	243	243	365	365	1,109	1,112	274	276	1,991	1,996
Non-U.S. sovereign, supranational and non-U.S. agency	3,413	3,411	11,475	11,513	1,139	1,135	—	—	16,027	16,059
Other	408	409	2,600	2,637	81	83	—	—	3,089	3,129
Total non-U.S. debt securities	4,161	4,160	14,898	14,974	2,364	2,365	2,150	2,156	23,573	23,655
Asset-backed securities:
Student loans	23	24	—	—	11	11	52	52	86	87
Collateralized loan obligations	24	24	33	33	1,956	1,955	1,380	1,381	3,393	3,393
Non-agency CMBS and RMBS	—	—	—	—	—	—	—	4	—	4
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	47	48	123	124	1,967	1,966	1,432	1,437	3,569	3,575
State and political subdivisions	30	30	26	26	—	—	—	—	56	56
Other U.S. debt securities	8	8	22	21	—	—	—	—	30	29
Total	$15,445	$15,440	$32,864	$32,941	$7,000	$6,977	$12,140	$12,086	$67,449	$67,444
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,046	$4,020	$363	$355	$1	$1	$8	$8	$4,418	$4,384
Mortgage-backed securities	148	136	2,352	2,148	2,607	2,241	30,248	25,857	35,355	30,382
Total U.S. Treasury and federal agencies	4,194	4,156	2,715	2,503	2,608	2,242	30,256	25,865	39,773	34,766
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,286	1,276	1,759	1,725	216	207	—	—	3,261	3,208
Total non-U.S. debt securities	1,286	1,276	1,759	1,725	216	207	—	—	3,261	3,208
Asset-backed securities:
Student loans	144	141	412	412	263	262	1,652	1,635	2,471	2,450
Total asset-backed securities	144	141	412	412	263	262	1,652	1,635	2,471	2,450
Total	$5,624	$5,573	$4,886	$4,640	$3,087	$2,711	$31,908	$27,500	$45,505	$40,424

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
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 140 to 141 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2025, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both March 31, 2025 and December 31, 2024, we had no allowance for credit losses on HTM and AFS investment securities. In the first quarter of 2025, we recorded no  provision for credit losses and no charge-offs on HTM and AFS investment securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $5.31 billion related to 1,535 securities as of March 31, 2025 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of March 31, 2025, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations in loan form, overdrafts and other loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 141 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$16,413	$16,347
Leveraged loans	2,795	2,742
Overdrafts	1,596	1,208
Collateralized loan obligations in loan form	95	50
Other(3)	2,691	3,220
Commercial real estate	2,696	2,842
Total domestic	$26,286	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$6,736	$6,601
Leveraged loans	1,069	1,082
Overdrafts	1,424	772
Collateralized loan obligations in loan form	9,170	8,336
Total foreign	18,399	16,791
Total loans(4)	44,685	43,200
Allowance for credit losses	(176)	(174)
Loans, net of allowance	$44,509	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $11.78 billion private equity capital call finance loans, $7.84 billion loans to real money funds and $1.50 billion loans to business development companies as of March 31, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $2.48 billion securities finance loans and $214 million loans to municipalities as of March 31, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of March 31, 2025, excluding overdrafts, floating rate loans totaled $38.90 billion and fixed rate loans totaled $2.76 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
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
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2025 and December 31, 2024, the loans pledged as collateral totaled $14.40 billion and $13.90 billion, respectively.
As of March 31, 2025, we had three loans totaling $227 million on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due. As of December 31, 2024, we had two loans totaling $191 million, on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due.
In the first quarter of 2025, we purchased $1.76 billion of collateralized loan obligations in loan form, which were all investment grade.
We sold $100 million of leveraged loans in first quarter of 2025, of which $20 million remained unsettled and was held-for-sale and carried at the lower of cost or market as of March 31, 2025. We recorded a charge-off against the allowance for these loans of $9 million in the first quarter of 2025.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of March 31, 2025, we had four loans totaling $49 million in the commercial and financial segment and five loans totaling $401 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of March 31, 2025, $100 million of our allowance for credit losses was related to these loans.
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
For additional information on the allowance for credit losses, refer to pages 141 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2025.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 87% of our loans were rated as investment grade as of March 31, 2025 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 11% of our loans as of March 31, 2025, and are concentrated in leveraged loans. Approximately 91% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2025.
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
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$37,104	$1,747	$38,851
Speculative	4,651	463	5,114
Special mention	165	85	250
Substandard	49	174	223
Doubtful	—	227	227
Total(1)(2)	$41,969	$2,696	$44,665

December 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$35,831	$1,969	$37,800
Speculative	4,278	409	4,687
Special mention	187	62	249
Substandard	48	211	259
Doubtful	—	191	191
Total(1)(2)	$40,344	$2,842	$43,186

(1) Loans include $3.02 billion and $1.98 billion of overdrafts as of March 31, 2025 and December 31, 2024, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of March 31, 2025, $2.70 billion overdrafts were investment grade and $0.32 billion overdrafts were speculative.
(2) Total does not include $20 million and $14 million of loans classified as held-for-sale as of March 31, 2025 and December 31, 2024, respectively.
For additional information about credit quality, refer to pages 142 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of March 31, 2025. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,812	$875	$222	$39	$47	$203	$17,163	$20,361
Speculative	418	1,651	133	133	284	116	405	3,140
Special mention	—	47	—	—	15	—	—	62
Substandard	—	—	—	12	—	—	—	12
Total commercial and financing	$2,230	$2,573	$355	$184	$346	$319	$17,568	$23,575
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$63	$344	$317	$982	$—	$1,747
Speculative	—	—	153	20	31	259	—	463
Special mention	—	—	—	—	—	85	—	85
Substandard	—	—	—	—	—	174	—	174
Doubtful	—	—	—	—	—	227	—	227
Total commercial real estate	$—	$41	$216	$364	$348	$1,727	$—	$2,696
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,786	$3,836	$1,634	$724	$1,696	$—	$6,067	$16,743
Speculative	376	660	50	51	186	57	131	1,511
Special mention	43	—	36	—	—	24	—	103
Substandard	—	—	—	—	37	—	—	37
Total commercial and financing	$3,205	$4,496	$1,720	$775	$1,919	$81	$6,198	$18,394

Total loans(2)	$5,435	$7,110	$2,291	$1,323	$2,613	$2,127	$23,766	$44,665

(1) Any reserve associated with accrued interest is not material. As of March 31, 2025, accrued interest receivable of $340 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $20 million of loans classified as held-for-sale as of March 31, 2025.
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2024:

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
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2025
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$183
Provision	6	2	3	1	12
Charge-offs(2)	(9)	—	—	—	(9)
Ending balance	$65	$6	$105	$10	$186

(1) Includes $4 million allowance for credit losses on Fund Finance loans and $2 million on other loans.
(2) Related to the sale of leveraged loans in the first quarter of 2025.

	Three Months Ended March 31, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$72	$4	$60	$1	$14	$(1)	$150
Provision	5	1	25	—	(4)	—	27
Charge-offs(2)	(6)	—	(25)	—	—	—	(31)
Ending balance	$71	$5	$60	$1	$10	$(1)	$146

(1) Includes $4 million allowance for credit losses on Fund Finance loans and $1 million on other loans.
(2) Related to the sale of commercial real estate and leveraged loans in the first quarter of 2024.
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the first quarter of 2025, we recorded a $12 million provision for credit losses, compared to $27 million in the same period of 2024, primarily reflecting an increase in loan loss reserves associated with certain commercial real estate loans.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions	189	—	189
Foreign currency translation	(107)	(2)	(109)
Ending balance December 31, 2024	7,428	263	7,691
Foreign currency translation	70	2	72
Ending balance March 31, 2025	$7,498	$265	$7,763
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2023	$1,293	$27	$1,320
Acquisitions	7	13	20
Amortization	(216)	(14)	(230)
Foreign currency translation	(21)	—	(21)
Ending balance December 31, 2024	1,063	26	1,089
Amortization	(53)	(1)	(54)
Foreign currency translation	11	—	11
Ending balance March 31, 2025	$1,021	$25	$1,046
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,743	$(1,982)	$761
Technology	403	(263)	140
Core deposits	685	(555)	130
Other	98	(83)	15
Total	$3,929	$(2,883)	$1,046

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,706	$(1,919)	$787
Technology	401	(252)	149
Core deposits	677	(540)	137
Other	95	(79)	16
Total	$3,879	$(2,790)	$1,089
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Securities borrowed(1)	$41,602	$37,451
Derivative instruments, net	7,260	11,183
Bank-owned life insurance	3,880	3,856
Collateral, net	3,584	3,216
Investments in joint ventures and other unconsolidated entities(2)	3,424	3,317
Accounts receivable	975	504
Prepaid expenses	873	738
Right-of-use assets	826	818
Deferred tax assets, net of valuation allowance(3)	646	701
Receivable for securities settlement	328	57
Income taxes receivable	308	144
Other(4)	2,820	2,529
Total	$66,526	$64,514

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $414 million and $341 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.30 billion and $1.04 billion as of March 31, 2025 and December 31, 2024, respectively.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to page 150 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 150 and 151 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt and AFS securities. We use interest rate and FX contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates and FX rates, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2025, is approximately $128 million. The maximum length of time over which forecasted cash flows are hedged is five years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$51,006	$47,222
Foreign exchange contracts:
Forward, swap and spot	2,888,386	2,612,945
Options purchased	513	466
Options written	171	145
Futures	870	359
Other:
Futures	122	155
Stable value contracts(1)	19,266	25,271
Deferred value awards(2)	305	253
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	36,461	33,302
Foreign exchange contracts:
Forward and swap	10,935	10,260

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 151 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$18,401	$29,116	$18,201	$28,904
Other derivative contracts	—	1	205	219
Total	$18,401	$29,117	$18,406	$29,123

Derivatives designated as hedging instruments:
Foreign exchange contracts	$12	$323	$297	$—
Interest rate contracts	32	28	21	1
Total	$44	$351	$318	$1

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$233	$207
Foreign exchange contracts	Interest expense	83	49
Interest rate contracts	Foreign exchange trading services revenue	6	7
Other derivative contracts	Other fee revenue	6	(2)
Other derivative contracts	Compensation and employee benefits	(35)	(49)
Total		$293	$212
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$14,656	$(173)	$96
Available-for-sale securities(2)(3)	19,588	(101)	1

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,951	$(323)	$103
Available-for-sale securities(2)(3)	18,666	(376)	1

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At March 31, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $3.24 billion and $3.32 billion, respectively, of which $1.66 billion and $1.82 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At March 31, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was $5 million and ($26) million, respectively.
(3) Carrying amount represents amortized cost.
As of March 31, 2025 and December 31, 2024, the total notional amount of the interest rate swaps of fair value hedges was $31.48 billion and $31.12 billion, respectively.
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2025	2024			2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(235)	$102	Available-for-sale securities(1)	Net interest income	$234	$(102)
Interest rate contracts	Net interest income	150	(60)	Long-term debt	Net interest income	(150)	60
Foreign exchange contracts	Other fee revenue	3	—	Available-for-sale securities	Other fee revenue	(3)	—
Total		$(82)	$42			$81	$(42)

(1) In the three months ended March 31, 2025, approximately $210 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $75 million of net unrealized gains in the same period of 2024.

	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2025	2024
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$2	$(14)	Net interest income	$(37)	$(55)
Foreign exchange contracts	—	59	Net interest income	—	254
Total derivatives designated as cash flow hedges	$2	$45		$(37)	$199

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(285)	$185	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(285)	185		—	—
Total	$(283)	$230		$(37)	$199

(1) As of March 31, 2025, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of March 31, 2025 totaled approximately $4.55 billion, against which we provided $1.96 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of March 31, 2025, the maximum additional collateral we would be required to post to our counterparties is approximately $2.59 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 154 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
As of March 31, 2025 and December 31, 2024, the value of securities received as collateral from third parties
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
where we are permitted to transfer or re-pledge the securities totaled $14.29 billion and $11.41 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $5.38 billion and $2.76 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$18,413	$(9,502)	$8,911	$—	$8,911
Interest rate contracts(6)	32	—	32	—	32
Cash collateral and securities netting	NA	(1,683)	(1,683)	(2,641)	(4,324)
Total derivatives	18,445	(11,185)	7,260	(2,641)	4,619
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	310,967	(261,394)	49,573	(47,725)	1,848
Total derivatives and other financial instruments	$329,412	$(272,579)	$56,833	$(50,366)	$6,467

Assets:	December 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$29,439	$(16,424)	$13,015	$—	$13,015
Interest rate contracts(6)	28	(1)	27	—	27
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(1,860)	(1,860)	(1,197)	(3,057)
Total derivatives	29,468	(18,285)	11,183	(1,197)	9,986
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	276,151	(232,021)	44,130	(42,589)	1,541
Total derivatives and other financial instruments	$305,619	$(250,306)	$55,313	$(43,786)	$11,527

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
(7) Included in the $49.57 billion as of March 31, 2025 were $7.97 billion of resale agreements and $41.60 billion of collateral provided related to securities borrowing. Included in the $44.13 billion as of December 31, 2024 were $6.68 billion of resale agreements and $37.45 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2025
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$18,498	$(9,502)	$8,996	$—	$8,996
Interest rate contracts(6)	21	—	21	—	21
Other derivative contracts	205	—	205	—	205
Cash collateral and securities netting	NA	(1,919)	(1,919)	(1,064)	(2,983)
Total derivatives	18,724	(11,421)	7,303	(1,064)	6,239
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	282,136	(261,394)	20,742	(20,387)	355
Total derivatives and other financial instruments	$300,860	$(272,815)	$28,045	$(21,451)	$6,594
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
(7) Included in the $20.74 billion as of March 31, 2025 were $3.52 billion of repurchase agreements and $17.22 billion of collateral received related to securities lending transactions. Included in the $18.01 billion as of December 31, 2024 were $3.68 billion of repurchase agreements and $14.33 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of March 31, 2025					As of December 31, 2024
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$252,768	$—	$979	$2,689	$256,436	$223,095	$350	$1,277	$2,500	$227,222
Non-U.S. sovereign debt	—	—	—	—	—	—	—	—	—	—
Total	252,768	—	979	2,689	256,436	223,095	350	1,277	2,500	227,222
Securities lending transactions:
US Treasury and agency securities	2,578	—	—	—	2,578	152	—	—	—	152
Corporate debt securities	205	—	—	—	205	193	—	—	—	193
Equity securities	9,194	—	15	3,966	13,175	11,181	13	—	4,519	15,713
Other(1)	9,742	—	—	—	9,742	6,752	—	—	—	6,752
Total	21,719	—	15	3,966	25,700	18,278	13	—	4,519	22,810
Gross amount of recognized liabilities for repurchase agreements and securities lending	$274,487	$—	$994	$6,655	$282,136	$241,373	$363	$1,277	$7,019	$250,032

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 157 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Commitments:
Unfunded credit facilities	$34,115	$34,191
Guarantees(1):
Indemnified securities financing	$358,074	$310,814
Standby letters of credit	811	908

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 75% of our unfunded commitments to extend credit expire within one year as of both March 31, 2025 and December 31, 2024.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 157 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2025	December 31, 2024
Fair value of indemnified securities financing	$358,074	$310,814
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	375,403	325,611
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	64,786	63,655
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	69,792	68,507
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2025 and December 31, 2024, we had approximately $41.60 billion and
$37.45 billion, respectively, of collateral provided and approximately $17.22 billion and $14.33 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both March 31, 2025 and December 31, 2024, we did not record any liabilities under these arrangements.
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
As of March 31, 2025, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $5 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2025, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Pension Risk Transfer Litigation
State Street Global Advisors Trust Company (SSGA) is named as a defendant in a series of purported class action complaints filed by participants in pension plans where, in each case, SSGA was hired as independent fiduciary on behalf of the pension plan to conduct an ERISA-compliant due diligence review of potential insurers who could assume the plan’s liabilities and satisfy its payment obligations through the purchase of a group annuity contract, consistent with DOL guidance. The complaints, collectively, allege violations of ERISA’s fiduciary and prohibited transaction rules against SSGA, the plan sponsors, and others.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $239 million and $237 million as of March 31, 2025 and December 31, 2024, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2017. Management believes that we have sufficiently accrued liabilities as of March 31, 2025 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 159 to 161 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2024 Form 10-K.
Interests in Investment Funds
As of both March 31, 2025 and December 31, 2024, we had no consolidated funds. As of both March 31, 2025 and December 31, 2024, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $20 million and $19 million as of March 31, 2025 and December 31, 2024, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of March 31, 2025 and December 31, 2024, our potential maximum loss exposure related to these unconsolidated entities totaled $1.05 billion and $1.10 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
As of March 31, 2025, we had investments in LIHTC and production tax credit investments of $674 million and $275 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $39 million at March 31, 2025. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $105 million at March 31, 2025. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended March 31,
	2025	2024
Income (loss) recorded on investments within other fee revenue	$3	$4
Income recorded in total revenue	3	4
Tax credits and benefits recognized in income tax expense	55	56
Proportional amortization recognized in income tax expense	(43)	(44)
Net benefits included in income tax expense	12	12
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$15	$16
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2025:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	1,338	0.33	7	1,338	0.33	7
Series H	—	—	—	2,069	20.69	10
Series I	1,675	16.75	25	—	—	—
Series J	1,675	16.75	14	—	—	—
Total			$46			$34
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $100 million of our common stock in the first quarter of 2025 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended March 31,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	1.0	$99.60	$100	1.4	$73.24	$100
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$220	$0.69	$208

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	34	(30)	6	(292)	185	(97)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(147)	228	1	—	—	82
Other comprehensive income (loss)	(113)	198	7	(292)	185	(15)
Balance as of March 31, 2024	$(244)	$(749)	$(138)	$(1,692)	$454	$(2,369)

Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	1	84	3	450	(286)	252
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	29	27	—	—	—	56
Other comprehensive income (loss)	30	111	3	450	(286)	308
Balance as of March 31, 2025	$(102)	$(369)	$(126)	$(1,718)	$523	$(1,792)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($347) million and ($374) million as of March 31, 2025 and December 31, 2024, respectively, related to AFS investment securities previously transferred to HTM.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $20 and $83, respectively	$27	$228	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $8 and ($52), respectively	29	(147)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of nil and nil, respectively	—	1	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$56	$82
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 163 to 164 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
As of March 31, 2025, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2025, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2025 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2025	Basel III Standardized Approach March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches March 31, 2025	Basel III Standardized Approach March 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,197	$11,197	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			29,959	29,959	29,582	29,582	16,208	16,208	15,977	15,977
Accumulated other comprehensive income (loss)			(1,792)	(1,792)	(2,100)	(2,100)	(1,521)	(1,521)	(1,805)	(1,805)
Treasury stock, at cost			(16,231)	(16,231)	(16,198)	(16,198)	—	—	—	—
Total			23,133	23,133	22,510	22,510	28,020	28,020	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,343)	(8,343)	(8,320)	(8,320)	(8,076)	(8,076)	(8,054)	(8,054)
Other adjustments(1)			(428)	(428)	(391)	(391)	(314)	(314)	(278)	(278)
Common equity tier 1 capital			14,362	14,362	13,799	13,799	19,630	19,630	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			17,921	17,921	16,615	16,615	19,630	19,630	19,173	19,173
Qualifying subordinated long-term debt			1,871	1,871	1,861	1,861	529	529	530	530
Allowance for credit losses			7	186	—	183	7	186	—	183
Total capital			$19,799	$19,978	$18,476	$18,659	$20,166	$20,345	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$62,541	$127,888	$63,252	$124,281	$59,213	$125,857	$57,883	$121,785
Operational risk(3)			49,413	NA	49,350	NA	47,625	NA	47,538	NA
Market risk			2,320	2,320	2,000	2,000	2,320	2,320	2,000	2,000
Total risk-weighted assets			$114,274	$130,208	$114,602	$126,281	$109,158	$128,177	$107,421	$123,785

Adjusted quarterly average assets			$328,520	$328,520	$318,470	$318,470	$324,768	$324,768	$314,754	$314,754

Capital Ratios:	2025 Minimum Requirements(4)	2024 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.6%	11.0%	12.0%	10.9%	18.0%	15.3%	17.8%	15.5%
Tier 1 capital	9.5	9.5	15.7	13.8	14.5	13.2	18.0	15.3	17.8	15.5
Total capital	11.5	11.5	17.3	15.3	16.1	14.8	18.5	15.9	18.3	16.1
Tier 1 leverage(5)	4.0	4.0	5.5	5.5	5.2	5.2	6.0	6.0	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 26, 2024, we were notified by the Federal Reserve of the results from the 2024 supervisory stress test. Our SCB calculated under the 2024 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which remains in effect for the period from October 1, 2024, through September 30, 2025.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest income:
Interest-bearing deposits with banks	$768	$998
Investment securities:
Investment securities available-for-sale	724	572
Investment securities held-to-maturity	242	294
Total investment securities	966	866
Securities purchased under resale agreements	165	167
Loans	557	546
Other interest-earning assets	466	312
Total interest income	2,922	2,889
Interest expense:
Interest-bearing deposits	1,566	1,640
Securities sold under repurchase agreements	51	39
Other short-term borrowings	135	101
Long-term debt	297	258
Other interest-bearing liabilities	159	135
Total interest expense	2,208	2,173
Net interest income	$714	$716
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024
Professional services	$110	$110
Sales advertising and public relations	25	25
Regulatory fees and assessments(1)	13	141
Bank operations	13	8
Donations	4	25
Securities processing	4	8
Other	107	101
Total other expenses	$276	$418

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of SVB and Signature Bank.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	$188	$1	$189
Accrual Balance at December 31, 2024	96	—	96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	$82	$—	$82
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to pages 170 to 171 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Net income	$644	$463
Less:
Preferred stock dividends	(46)	(45)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—
Net income available to common shareholders	$597	$418
Average common shares outstanding (In thousands):
Basic average common shares	288,562	301,991
Effect of dilutive securities: equity-based awards	4,154	3,952
Diluted average common shares	292,716	305,943
Anti-dilutive securities(2)	6,885	1,329
Earnings per common share:
Basic	$2.07	$1.38
Diluted(3)	2.04	1.37

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 165 to 167 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business, which represent our reportable segments: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 171 to 173 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Our Chief Operating Decision Maker (CODM) is the chief executive officer. The line of business results are regularly provided to the CODM to evaluate the performance of each line of business and to inform how resources are allocated between those lines of business to best achieve management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were separate business entities.
The following tables summarize our line of business results for the periods indicated. The "Other" columns represent amounts that are not allocated to our two lines of business, including expenses associated with the FDIC special assessment to recover estimated losses to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closure of SVB and Signature Bank.
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue:
Servicing fees	$1,275	$1,228	$—	$—	$—	$—	$1,275	$1,228
Management fees	—	—	562	510	—	—	562	510
Foreign exchange trading services	337	308	25	23	—	—	362	331
Securities finance	108	90	6	6	—	—	114	96
Software and processing fees	225	207	—	—	—	—	225	207
Other fee revenue	34	43	(2)	7	—	—	32	50
Total fee revenue	1,979	1,876	591	546	—	—	2,570	2,422
Net interest income	709	711	5	5	—	—	714	716
Total revenue	2,688	2,587	596	551	—	—	3,284	3,138
Provision for credit losses	12	27	—	—	—	—	12	27
Expenses:
Compensation and employee benefits	1,103	1,099	159	153	—	—	1,262	1,252
Information systems and communications	477	417	20	15	—	—	497	432
Transaction processing services	216	206	42	42	—	—	258	248
Other	223	241	210	210	—	130	433	581
Total expenses	2,019	1,963	431	420	—	130	2,450	2,513
Income before income tax expense	$657	$597	$165	$131	$—	$(130)	$822	$598
Pre-tax margin	24%	23%	28%	24%			25%	19%

Average assets (in billions)	$333.9	$295.5	$3.4	$3.1			$337.3	$298.6
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 173 to 176 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the “Other” columns were not allocated to our business lines.

	Three Months Ended March 31, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,275	$—	$1,275	$—	$—	$—	$—	$—	$—	$1,275
Management fees	—	—	—	562	—	562	—	—	—	562
Foreign exchange trading services	100	237	337	25	—	25	—	—	—	362
Securities finance	45	63	108	—	6	6	—	—	—	114
Software and processing fees	171	54	225	—	—	—	—	—	—	225
Other fee revenue	—	34	34	—	(2)	(2)	—	—	—	32
Total fee revenue	1,591	388	1,979	587	4	591	—	—	—	2,570
Net interest income	—	709	709	—	5	5	—	—	—	714
Total revenue	$1,591	$1,097	$2,688	$587	$9	$596	$—	$—	$—	$3,284

	Three Months Ended March 31, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,228	$—	$1,228	$—	$—	$—	$—	$—	$—	$1,228
Management fees	—	—	—	510	—	510	—	—	—	510
Foreign exchange trading services	95	213	308	23	—	23	—	—	—	331
Securities finance	47	43	90	—	6	6	—	—	—	96
Software and processing fees	155	52	207	—	—	—	—	—	—	207
Other fee revenue	—	43	43	—	7	7	—	—	—	50
Total fee revenue	1,525	351	1,876	533	13	546	—	—	—	2,422
Net interest income	—	711	711	—	5	5	—	—	—	716
Total revenue	$1,525	$1,062	$2,587	$533	$18	$551	$—	$—	$—	$3,138

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of March 31, 2025 and December 31, 2024, net receivables of $3.23 billion and $3.08 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $136 million and $144 million of deferred revenue as of March 31, 2025 and December 31, 2024, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the first quarter of 2025, we recognized revenue of $58 million relating to deferred revenue of $144 million as of December 31, 2024.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2025, total remaining non-cancellable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.32 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2025			2024
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,382	$1,902	$3,284	$1,344	$1,794	$3,138
Income before income tax expense	309	513	822	279	319	598

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the first quarters of 2025 and 2024.
Servicing fees generated outside the U.S. were approximately 47% in both the first quarters of 2025 and 2024.
Non-U.S. assets were $85.65 billion and $86.40 billion as of March 31, 2025 and 2024, respectively.
Note 20.    Subsequent Events
On April 17, 2025, we notified the holders of our $1 billion aggregate principal amount of 5.104% fixed-to-floating rate senior notes due 2026, that we will redeem all the notes on May 18, 2025.
On April 24, 2025, we issued $300 million aggregate principal amount of floating rate senior notes due 2028, $700 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $1 billion aggregate principal amount of 4.834% fixed rate senior notes due 2030.
State Street Corporation | 79

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of condition of the Corporation as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 13, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
May 1, 2025

State Street Corporation | 80

ACRONYMS

ABS	Asset-backed securities	HQLA(1)	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured Depository Institution
AUC/A	Assets under custody and/or administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LTD	Long-term debt
bps	Basis points	MBS	Mortgage-backed securities
CAD	Canadian Dollar	NII	Net interest income
CCB	Capital Conservation Buffer	NIM	Net interest margin
CMBS	Commercial Mortgage backed Security	NSFR(1)	Net stable funding ratio
CRD	Charles River Development	PCAOB	Public Company Accounting Oversight Board
CET1(1)	Common equity tier 1	RMBS	Residential mortgage-backed securities
CVA	Credit valuation adjustment	RWA(1)	Risk-weighted assets
DIF	Deposit Insurance Fund	SaaS	Software as a service
ECB	European Central Bank	SCB	Stress Capital Buffer
ERISA	Employee Retirement Income Security Act of 1974	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EUR	Euro	SPDR	Spider; Standard and Poor's depository receipt
EURIBOR	Euro Interbank Offered Rate	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	SVB	Silicon Valley Bank
FICC	Fixed Income Clearing Corporation	TLAC(1)	Total loss-absorbing capacity
FX	Foreign exchange	UOM	Unit of measure
GAAP	Generally accepted accounting principles	USD	U.S. Dollar
GBP	British Pound Sterling	VaR	Value-at-Risk
G-SIB	Global systemically important bank

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 81

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

Certificates of deposit (CD): A savings certificate with a fixed maturity date, specified fixed interest rate and can be issued in any denomination aside from minimum investment requirements. A CD restricts access to the funds until the maturity date of the investment.

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

Commercial real estate (CRE): Property intended to generate profit from capital gains or rental income. CRE loans are term loans secured by commercial and multifamily properties. We seek CRE loans with strong competitive positions in major domestic markets, stable cash flows, modest leverage and experienced institutional ownership.

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

State Street Corporation | 82

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by our Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $100 million of our common stock in the first quarter of 2025 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended March 31, 2025.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
January 1 - January 31, 2025	298	$100.81	298	$3,670
February 1 - February 28, 2025	706	99.09	706	3,600
March 1 - March 31, 2025	—	—	—	3,600
Total	1,004	$99.60	1,004	$3,600
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the first quarter of 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Kathryn M. Horgan Executive Vice President	2/26/2025	5/29/2026	Sale of up to 11,120 shares of common stock in transactions during 2025 and 2026
Ronald O'Hanley Irrevocable Trust(2)	2/27/2025	8/15/2025	Sale of up to 82,350 shares of common stock in transactions during 2025

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) A trust for which the shares of State Street common stock held by it are deemed, under applicable SEC rules, to be indirectly beneficially owned by Ronald O'Hanley, our Chief Executive Officer. Mr. O'Hanley disclaims ownership of those shares, except to the extent of his pecuniary interest therein.
During the first quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 83

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

	10.1†	Forms of award agreement under State Street's Amended and Restated 2017 Stock Incentive Plan

	10.2†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	10.3†	Pension Plan for the Employees of State Street GmbH Munich and letter agreements entered into with Joerg Ambrosius dated January 24, 2011 and March 25, 2019

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Interim Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2025 and 2024, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2025 and 2024, (iii) consolidated statement of condition as of March 31, 2025 and December 31, 2024, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2025 and 2024, (v) consolidated statement of cash flows for the three months ended March 31, 2025 and 2024, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 84

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 1, 2025	By:	/s/ MARK R. KEATING
Mark R. Keating,
Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2025	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 85