Form 10-Q
period 2025-06-30
STATE STREET CORP
filed 2025-07-31
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 29, 2025 was 283,695,342.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2025

State Street Corporation | 2

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

GENERAL
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment services, markets and financing solutions and investment management. Our clients - asset managers and owners, insurance companies, wealth managers, official institutions, and central banks - rely on us to deliver solutions that support their business objectives across the investment life cycle.
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $49.00 trillion of AUC/A and $5.12 trillion of AUM as of June 30, 2025.
As of June 30, 2025, we had consolidated total assets of $376.72 billion, consolidated total deposits of $283.02 billion, consolidated total shareholders' equity of $27.31 billion and approximately 52,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Form 10-Q).
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the SEC (2024 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2024 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 117 to 119, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K. We did not change these significant accounting policies in the first six months of 2025.
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
We have included the website address of State Street (including investors.statestreet.com) and the SEC in this report as an inactive textual reference only. Information on those websites (or any other) is not incorporated by reference into this Form 10-Q.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth, new technologies, services and opportunities, sustainability and impact, human capital and climate, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “expect,” “outlook,” “will,” “goal,” “target,” “strategy,” “may,” “estimate,” “plan,” “intend,” “objective,” “forecast,” “believe,” “priority,”
“anticipate,” “seek,” and “trend,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to us and our subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty. Important factors that in the future could cause actual results to differ materially from those envisaged in forward-looking statements, and that in some cases have affected us in the past, include, but are not limited to:
Strategic Risks
•We are subject to intense competition, which could negatively affect our profitability;
•We are subject to significant pricing pressure and variability in our financial results and our AUC/A and AUM;
•Our development and completion of new products and services, including State Street Alpha® and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, may impose costs on us, involve dependencies on third parties and may expose us to increased risks;
•Acquisitions, strategic alliances, joint ventures and divestitures, and the integration, retention and development of the benefits of these transactions, pose risks for our business; and
•Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, changes in U.S. trade or other policies or those policies of other nations, the ongoing conflicts in
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Ukraine and in the Middle East, major political shifts domestically or internationally (including the potential for retaliatory actions by governments, market participants or clients based on diverging perspectives or otherwise), actions taken by central banks in an attempt to address prevailing economic conditions, changes in monetary policy or periods of significant volatility in the markets for equity, fixed income and other asset classes globally or within specific markets;
•We have significant operations and clients in many markets and jurisdictions globally that can be adversely impacted, locally or more broadly, by disruptions in those or other markets or economies, including local, regional and geopolitical developments affecting those markets or economies;
•Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, changes in prevailing interest rates or market conditions have led, and were they to persist or occur in the future could further lead, to decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios;
•Our business activities expose us to interest rate risk;
•We assume significant credit risk of counterparties, who may also have substantial financial dependencies on other financial institutions, and these credit exposures and concentrations could expose us to financial loss;
•Our fee revenue represents a significant portion of our revenue and is subject to and may decline based on, among other factors, market and currency declines, investment activities and preferences of our clients and their business mix, as well as the timing of new business onboarding;
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
•We face extensive and changing government regulation and supervision in the U.S. and non-U.S. jurisdictions in which we operate, which may increase our costs and compliance risks and may affect our business activities and strategies;
•Our businesses may be adversely affected by government enforcement and litigation;
•Our businesses may be adversely affected by increased and conflicting political, regulatory and client scrutiny of asset management, stewardship and corporate sustainability or Environmental, Social and Governance (ESG) practices;
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
•Our business may be negatively affected by risks associated with strategic initiatives we are undertaking to enhance the effectiveness, including the adoption or integration of new technologies such as artificial intelligence, and efficiency of our operations and of our cybersecurity and technology infrastructure or by our failure to meet the related, resiliency or other expectations of our clients and regulators, or as a result of a cyber-attack or similar vulnerability in our or business partners' infrastructure;
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
•Shifting and maintaining operational activities to non-U.S. jurisdictions, changing our operating model, and outsourcing to, or insourcing from, third parties expose us to increased operational risk, geopolitical risk and reputational harm and may not result in expected cost savings or operational improvements;
•Long-term contracts and customizing service delivery for clients expose us to increased operational risk, pricing and performance risk;
•The quantitative models we use to manage our business may contain errors that could adversely impact our business, financial condition, operating results and regulatory compliance, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm;
•We may not be able to protect our intellectual property or may infringe upon the rights of third parties;
•Our reputation and business prospects may be damaged if investors in the collective investment pools we sponsor or manage incur substantial losses in these investment pools or are restricted in redeeming their interests in these investment pools;
•The impacts of global regulatory requirements and expectations, shifting client preferences, and disclosure requirements related to climate risks and sustainability standards could adversely affect us; and
•We may incur losses or face negative impacts on our business as a result of unforeseen events, including terrorist attacks, geopolitical events, acute or chronic physical risk events, including natural disasters, pandemics, global conflicts, or a banking crisis, which may have a negative impact on our business and operations.
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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2025	2024
Total fee revenue	$2,719	$2,456	11%
Net interest income	729	735	(1)
Total revenue	3,448	3,191	8
Provision for credit losses	30	10	nm
Total expenses	2,529	2,269	11
Income before income tax expense	889	912	(3)
Income tax expense	196	201	(2)
Net income	$693	$711	(3)
Adjustments to net income:
Dividends on preferred stock(1)	$(63)	$(55)	(15)
Earnings allocated to participating securities(2)	—	(1)	nm
Net income available to common shareholders	$630	$655	(4)
Earnings per common share:
Basic	$2.20	$2.18	1
Diluted	2.17	2.15	1
Average common shares outstanding (in thousands):
Basic	286,281	300,564	(5)
Diluted	290,490	304,765	(5)
Cash dividends declared per common share	$0.76	$0.69	10
Return on average common equity	10.8%	11.9%	(110)	bps
Pre-tax margin	25.8	28.6	(280)

	Six Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2025	2024
Total fee revenue	$5,289	$4,878	8%
Net interest income	1,443	1,451	(1)
Total revenue	6,732	6,329	6
Provision for credit losses	42	37	14
Total expenses	4,979	4,782	4
Income before income tax expense	1,711	1,510	13
Income tax expense	374	336	11
Net income	$1,337	$1,174	14
Adjustments to net income:
Dividends on preferred stock(1)	$(109)	$(100)	(9)
Earnings allocated to participating securities(2)	(1)	(1)	nm
Net income available to common shareholders	$1,227	$1,073	14
Earnings per common share:
Basic	$4.27	$3.56	20
Diluted	4.21	3.52	20
Average common shares outstanding (in thousands):
Basic	287,415	301,278	(5)
Diluted	291,596	305,354	(5)
Cash dividends declared per common share	$1.52	$1.38	10
Return on average common equity	10.7%	9.8%	90	bps
Pre-tax margin	25.4	23.9	150

(1) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested supplemental executive retirement plans (SERP) shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2025 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and six months ended
June 30, 2025 compared to the same periods of 2024, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2024 period to the relevant 2025 period results.
Financial Results and Highlights
Second quarter of 2025 financial performance
•Earnings per share (EPS) of $2.17 in the second quarter of 2025 increased 1% as compared to the same period of 2024, primarily driven by higher total revenue, partially offset by higher total expenses, and the net impact of notable items in the current year period, which decreased EPS by $0.36. See "Notable Items" below.
•Total revenue increased 8% in the second quarter of 2025, compared to the same period of 2024, primarily reflecting higher fee revenue.
•Total expenses increased 11% in the second quarter of 2025, compared to the same period of 2024, primarily driven by the notable items in the current year period, including a $100 million repositioning charge associated with workforce rationalization as well as higher performance-based incentive compensation.
•Pre-tax margin of 25.8% in the second quarter of 2025 decreased from 28.6% in the same period of 2024, while return on equity of 10.8% in the second quarter of 2025 decreased from 11.9% in the same period of 2024. Both decreases were primarily driven by higher total expenses including the net impact of notable items, partially offset by higher total revenue. The net impact of notable items in the current year period contributed approximately 4% points and 2% points to the decreases in pre-tax margin and return on equity, respectively.
•Operating leverage was (341) bps in the second quarter of 2025, primarily reflecting the net impact of notable items in the current year period, which decreased operating leverage by 582 bps. Operating leverage represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Fee operating leverage was (75) bps in the second quarter of 2025, primarily reflecting the net impact of notable items in the current year period, which decreased fee operating leverage by 601 bps. Fee operating leverage represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.
•We returned a total of $517 million to our shareholders in the form of common share repurchases and common stock dividends.
Notable Items
•Notable items in second quarter of 2025 include:
◦Repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization; and
◦Alpha-related client rescoping of $42 million, of which $24 million was reflected as a reduction in front office software and data revenue and $18 million was reflected in information systems and communications expenses.
•There were no notable items in the second quarter of 2024.
Revenue
•Total fee revenue increased 11% in the second quarter of 2025, compared to the same period of 2024, primarily reflecting higher foreign exchange trading services revenue, servicing fees and management fees.
•Servicing fee revenue increased 5% in the second quarter of 2025, compared to the same period of 2024, primarily reflecting higher average market levels, net new business and client activity, partially offset by normal pricing headwinds. In addition, currency translation contributed 1% to the increase in servicing fee revenue in the second quarter of 2025, relative to the same period of 2024.
•Management fee revenue increased 10% in the second quarter of 2025, compared to the same period of 2024, primarily due to higher average market levels and net inflows from prior periods.
•Foreign exchange trading services revenue increased 28% in the second quarter of 2025, compared to the same period of 2024, primarily due to higher volumes and higher spreads associated with an increase in FX volatility.
•Securities finance revenue increased 17% in the second quarter of 2025, compared to the same period of 2024, mainly due to higher client lending balances, partially offset by lower prime services spreads.
•Software and processing fees revenue increased 7% in the second quarter of 2025, compared to the same period of 2024, primarily due to higher front office software and data revenue associated with CRD, partially offset by the impact of the notable item.
•Other fee revenue increased $18 million in the second quarter of 2025, compared to the same period of 2024, largely driven by higher equity investment income.
•NII decreased 1% in the second quarter of 2025, compared to the same period of 2024, as lower average short-end rates and deposit mix shift were partially offset by continued loan growth and securities portfolio repricing.
Provision for Credit Losses
•In the second quarter of 2025, we recorded a $30 million provision for credit losses, compared to $10 million in the same period of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate loans.
Expenses
•Total expenses increased 11% in the second quarter of 2025, compared to the same period of 2024, primarily reflecting the impact of notable items, higher performance-based incentive compensation and other revenue-related costs, as well as higher technology and infrastructure investments and the impact of currency translation which contributed 1% of the increase.
AUC/A and AUM
•AUC/A of $49.00 trillion as of June 30, 2025, increased 11% compared to June 30, 2024, primarily due to higher quarter-end market levels, client flows and the impact of currency translation. In the second quarter of 2025, newly announced asset servicing mandates totaled approximately $1.09 trillion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $3.98 trillion of AUC/A as of June 30, 2025.
•AUM of $5.12 trillion as of June 30, 2025, increased 17% compared to June 30, 2024,
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
primarily due to higher quarter-end market levels and net inflows.
Capital
•In the second quarter of 2025, we returned a total of $517 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.76 per share, totaling $217 million in the second quarter of 2025, compared to $0.69 per share, totaling $207 million in the same period of 2024, representing an increase of approximately 10% on a per share basis.
◦In July 2025, we declared third quarter common stock dividends of $0.84 per share, representing an 11% increase on a per share basis from dividends declared in both the third quarter of 2024 and the second quarter of 2025.
◦In the second quarter of 2025, we acquired an aggregate of 3.5 million shares of common stock at an average per share cost of $85.78 and an aggregate cost of $300 million. These purchases were all conducted under the share repurchase program approved by our Board of Directors (the Board) in January 2024.
•Our standardized CET1 capital ratio decreased to 10.7% as of June 30, 2025, compared to 10.9% as of December 31, 2024, primarily driven by higher RWA from securities finance and increased loan balances as well as continued capital return, partially offset by capital generated from earnings. Our Tier 1 leverage ratio was 5.3% as of June 30, 2025, compared to 5.2% as of December 31, 2024, mainly driven by capital generated from earnings and net issuances of preferred stock, partially offset by higher average balance sheet levels and continued capital return. Given the current global economic environment, and our plans for capital actions, we expect our CET1 capital ratio and Tier 1 leverage ratio to remain within our target ranges of 10-11% and 5.25-5.75%, respectively.
Debt Issuances and Redemptions
•On April 24, 2025, we issued $300 million aggregate principal amount of floating rate senior notes due 2028, $700 million aggregate principal amount of fixed-to-floating rate senior notes due 2028 and $1 billion aggregate principal amount of 4.834% fixed rate senior notes due 2030.
•On May 18, 2025, we redeemed $1 billion aggregate principal amount of 5.104% fixed-to-floating rate senior notes due 2026.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2025 compared to the same periods of 2024 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,		% Change
(Dollars in millions)	2025	2024
Fee revenue:
Servicing fees	$1,304	$1,239	5%
Management fees	562	511	10
Foreign exchange trading services	431	336	28
Securities finance	126	108	17
Front office software and data	169	152	11
Lending related and other fees	61	62	(2)
Software and processing fees	230	214	7
Other fee revenue	66	48	38
Total fee revenue	2,719	2,456	11
Net interest income:
Interest income	3,055	2,998	2
Interest expense	2,326	2,263	3
Net interest income	729	735	(1)
Total revenue	$3,448	$3,191	8

	Six Months Ended June 30,		% Change
(Dollars in millions)	2025	2024
Fee revenue:
Servicing fees	$2,579	$2,467	5%
Management fees	1,124	1,021	10
Foreign exchange trading services	793	667	19
Securities finance	240	204	18
Front office software and data	327	296	10
Lending related and other fees	128	125	2
Software and processing fees	455	421	8
Other fee revenue	98	98	—
Total fee revenue	5,289	4,878	8
Net interest income:
Interest income	5,977	5,887	2
Interest expense	4,534	4,436	2
Net interest income	1,443	1,451	(1)
Total revenue	$6,732	$6,329	6
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2025 and 2024. Servicing and management fees collectively made up approximately 69% and 70% of the total fee revenue in the three and six months ended June 30, 2025, respectively, and 71% and 72% of the total fee revenue in the three and six months ended June 30, 2024, respectively.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 5% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily reflecting higher average market levels, net new business and client activity, partially offset by normal pricing headwinds. In addition, currency translation contributed 1% to the increase in servicing fee revenue in the second quarter of 2025, relative to the same period of 2024.
Servicing fees generated outside the United States were approximately 49% and 48% of total servicing fees in the three and six months ended June 30, 2025, respectively, and 47% of total servicing fees in both the three and six months ended June 30, 2024.
Servicing fee revenue comprises revenue from a range of services provided to our clients, including certain Alpha servicing mandates, consisting of core custody services, accounting, reporting and administration, which we refer to collectively as back office services and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. For servicing fees for which we have not yet issued an invoice to our clients as of period end, we include an estimate of the impact of changes in market valuations, client activity and flows, net new business and changes in pricing in our revenues. For additional information regarding servicing fee revenue, refer to pages 63 to 66 included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our
AUC/A. Increases or decreases in market valuations have a corresponding impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes, and geography of assets held within our clients’ portfolios. For certain asset classes where the valuation process is more complex, including alternative investments, or where our valuation is dependent on third party information, AUC/A is reported on a time lag, typically one-month. For those asset classes, which represent a significant portion of AUC/A, the impact of market levels on our reported AUC/A, and to a lesser extent servicing fee revenue, does not reflect current period-end market levels.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables provide information on the trends in equity and fixed income market valuations for the three and six months ended June 30, 2025, compared to the same periods of 2024. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 3: DAILY AVERAGES, MONTH-END AVERAGES AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Month-End Averages of Indices			Quarter-End Indices
	Three Months Ended June 30,			Three Months Ended June 30,			As of June 30,
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
S&P 500®	5,732	5,247	9%	5,895	5,258	12%	6,205	5,460	14%
MSCI EAFE®	2,514	2,325	8	2,585	2,317	12	2,655	2,315	15
MSCI® Emerging Markets	1,140	1,063	7	1,164	1,060	10	1,223	1,086	13
MSCI ACWI®	853	782	9	877	781	12	918	802	14
	Daily Averages of Indices			Month-End Averages of Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
S&P 500®	5,812	5,122	13%	5,882	5,162	14%
MSCI EAFE®	2,455	2,294	7	2,493	2,306	8
MSCI® Emerging Markets	1,122	1,037	8	1,131	1,037	9
MSCI ACWI®	855	765	12	865	770	12

(1) The index names listed in the table are service marks of their respective owners.

TABLE 4: QUARTER-END DEBT INDICES(1)
	As of June 30,
	2025	2024	% Change
Bloomberg U.S. Aggregate Bond Index®	2,277	2,147	6%
Bloomberg Global Aggregate Bond Index®	497	456	9

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
The following table provides information on selected industry asset flows for the three months ended June 30, 2025, compared to the same period of 2024. While the asset flows presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and our flows may differ from those market trends. In addition, our asset classifications may differ from those industry classifications presented.

TABLE 5: INDUSTRY ASSET FLOWS
	Three Months Ended June 30,
(In billions)	2025	2024
North America - (U.S. Domiciled) - Morningstar Direct Market Data(1)(2)(3)
Long-Term Funds(4)	$(180.2)	$(110.5)
Money Market	(13.8)	62.1
Exchange-Traded Fund	247.5	205.8
Total Flows	$53.5	$157.4

EMEA - Morningstar Direct Market Data(1)(2)(5)
Long-Term Funds(4)	$69.7	$51.9
Money Market	40.9	38.6
Exchange-Traded Fund	72.1	57.1
Total Flows	$182.7	$147.6

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
(3) The second quarter of 2025 data for North America (U.S. domiciled) includes Morningstar direct actuals for April 2025 and May 2025 and Morningstar direct estimates for June 2025.
(4) The long-term fund flows reported by Morningstar direct in North America are composed of U.S. domiciled market flows mainly in Equities, Allocation and Fixed-Income asset classes. The long-term fund flows reported by Morningstar direct in EMEA are composed of the European market flows mainly in Equities, Allocation and Fixed-Income asset classes.
(5) The second quarter of 2025 data for Europe is on a rolling three month basis for March 2025 through May 2025, sourced by Morningstar.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Servicing fee revenue associated with new servicing mandates is not reflected in our servicing fee revenue until the assets have been installed, and may vary based on the breadth of services provided, the time required to install the assets, and the types of assets installed. Our installation timeline, in general can range from 6 to 36 months, with the average installation timeline being approximately 9 to 12 months over the past two full fiscal years.
Asset servicing mandates newly announced in the second quarter of 2025, totaled approximately $1.09 trillion of AUC/A. With respect to the current asset mandates of approximately $3.98 trillion of AUC/A that are yet to be installed as of June 30, 2025, we expect the conversion will mostly occur over the coming 24 months, with approximately 40% expected to be installed in the remainder of 2025, with the balance expected to be installed throughout 2026 and 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
As previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the second quarter of 2025 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues continue to be affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially.
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

TABLE 6: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Collective funds, including ETFs	$16,728	$15,266	$14,573
Mutual funds	12,641	12,301	11,645
Pension products	9,679	9,386	8,916
Insurance and other products	9,952	9,604	9,178
Total	$49,000	$46,557	$44,312

TABLE 7: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Equities	$29,311	$27,535	$26,291
Fixed-income	12,122	11,933	11,303
Short-term and other investments	7,567	7,089	6,718
Total	$49,000	$46,557	$44,312

TABLE 8: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(2)
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Americas	$35,028	$33,284	$31,763
Europe/Middle East/Africa	10,803	10,179	9,406
Asia/Pacific	3,169	3,094	3,143
Total	$49,000	$46,557	$44,312

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fee Revenue
Management fees increased 10% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due to higher average market levels and net inflows from prior periods.
Management fees generated outside the United States were approximately 26% and 25% of total management fees in the three and six months ended June 30, 2025, respectively, and 25% of total management fees in both the three and six months ended June 30, 2024.
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
Daily averages, month-end averages and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our management fee revenue. See Table 3: Daily Averages, Month-End Averages and Quarter-End Equity Indices for selected indices. Quarter-end indices affect the values of AUM as of those dates. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices and of client portfolios can therefore differ from the performance of the indices presented. In addition, our asset classifications may differ from those industry classifications presented.
For additional information regarding management fee revenue, refer to pages 66 to 68 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.

TABLE 9: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Equity:
Active	$55	$52	$51
Passive	3,163	2,955	2,708
Total equity	3,218	3,007	2,759
Fixed-income:
Active	30	31	28
Passive	670	585	555
Total fixed-income(1)	700	616	583
Cash(1)	525	518	483
Multi-asset-class solutions:
Active	26	23	22
Passive	423	351	327
Total multi-asset-class solutions	449	374	349
Alternative investments(2):
Active	10	10	10
Passive	215	190	185
Total alternative investments	225	200	195
Total	$5,117	$4,715	$4,369

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 10: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Americas	$3,713	$3,468	$3,195
Europe/Middle East/Africa	771	713	665
Asia/Pacific	633	534	509
Total	$5,117	$4,715	$4,369

(1) Geographic mix is based on client location or fund management location.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2025	December 31, 2024	June 30, 2024
Alternative Investments(2)	$124	$90	$77
Equity	1,374	1,310	1,157
Fixed-Income	191	177	159
Multi Asset	1	1	1
Total Exchange-Traded Funds	$1,690	$1,578	$1,394

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 12: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2023	$2,513	$609	$467	$310	$203	$4,102
Long-term institutional flows, net(3)	(3)	(23)	—	14	(12)	(24)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(16)	(14)
Market appreciation (depreciation)	220	(4)	6	12	9	243
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	6	211
Balance as of March 31, 2024	$2,712	$578	$481	$335	$193	$4,299
Long-term institutional flows, net(3)	(13)	1	1	8	(5)	(8)
Exchange-traded fund flows, net	2	4	—	—	—	6
Cash flows, net	—	—	(4)	—	—	(4)
Total flows, net	(11)	5	(3)	8	(5)	(6)
Market appreciation (depreciation)	62	4	5	6	6	83
Foreign exchange impact	(4)	(4)	—	—	1	(7)
Total market/foreign exchange impact	58	—	5	6	7	76
Balance as of June 30, 2024	$2,759	$583	$483	$349	$195	$4,369

Balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Long-term institutional flows, net(3)	(21)	(7)	—	13	—	(15)
Exchange-traded fund flows, net	(16)	9	—	—	8	1
Cash flows, net	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation (depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market/foreign exchange impact	(69)	15	(1)	3	15	(37)
Balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665
Long-term institutional flows, net(3)	6	48	—	25	(11)	68
Exchange-traded fund flows, net	8	3	—	—	4	15
Cash flows, net	—	—	(1)	—	—	(1)
Total flows, net	14	51	(1)	25	(7)	82
Market appreciation (depreciation)	273	7	6	27	5	318
Foreign exchange impact	30	9	2	7	4	52
Total market/foreign exchange impact	303	16	8	34	9	370
Balance as of June 30, 2025	$3,218	$700	$525	$449	$225	$5,117

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
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 28% and 19% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher volumes and higher spreads associated with an increase in FX volatility.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 66% and 34%, respectively, of foreign exchange trading services revenue in the second quarter of 2025, compared to 63% and 37%, respectively, in the same period of 2024.
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
For additional information regarding FX trading services revenue, refer to pages 68 to 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 17% and 18% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, mainly due to higher client lending balances, partially offset by lower prime services spreads. The increase in the six-month period was also partially offset by lower agency spreads.
For additional information regarding securities finance revenue, refer to page 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 7% and 8% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily driven by higher front office software and data revenue associated with CRD, partially offset by the impact of the Alpha-related client rescoping notable item.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 11% and 10% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher on-premises renewals and continued growth in software-enabled revenue, partially offset by lower professional services revenue driven by the impact of the Alpha-related client rescoping notable item. For additional information regarding front office software and data revenue, refer to page 70 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Lending related and other fees decreased 2% in the three months ended June 30, 2025 and increased 2% in the six months ended June 30, 2025, compared to the same periods of 2024. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leverage loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity investments.
Other fee revenue increased $18 million in the three months ended June 30, 2025, compared to the same period of 2024, largely driven by higher equity investment income. Other fee revenue was flat in the six months ended June 30, 2025, compared to the same period of 2024.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2025, compared to the same periods of 2024.
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
NII decreased 1% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, as lower average short-end rates and deposit mix shift were partially offset by continued loan growth and securities portfolio repricing.
See Table 13: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and six months ended June 30, 2025, compared to the same periods of 2024.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 13: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2025			2024
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$98,321	$792	3.23%	$87,894	$929	4.25%
Securities purchased under resale agreements(2)	9,169	179	7.83	6,558	166	10.17
Trading account assets	791	—	.06	779	—	—
Investment securities:
Investment securities available-for-sale	67,718	753	4.45	53,204	673	5.06
Investment securities held-to-maturity	44,365	234	2.11	51,894	277	2.14
Total Investment securities	112,083	987	3.52	105,098	950	3.62
Loans(3)	45,277	574	5.08	38,703	563	5.85
Other interest-earning assets(4)	39,007	523	5.38	22,708	391	6.92
Average total interest-earning assets	$304,648	$3,055	4.02	$261,740	$2,999	4.61
Interest-bearing deposits:
U.S.	$159,770	$1,396	3.50	$132,162	$1,364	4.15
Non-U.S.	76,807	297	1.55	63,767	273	1.72
Total interest-bearing deposits(5)(6)	236,577	1,693	2.87	195,929	1,637	3.36
Securities sold under repurchase agreements	3,160	35	4.42	3,404	43	5.07
Other short-term borrowings	10,179	114	4.51	13,073	167	5.15
Long-term debt	25,864	322	4.98	19,694	267	5.44
Other interest-bearing liabilities(7)	3,543	162	18.35	4,753	149	12.57
Average total interest-bearing liabilities	$279,323	$2,326	3.34	$236,853	$2,263	3.84
Interest rate spread			.68%			.77%
Net interest income, fully taxable-equivalent basis		$729			$736
Net interest margin, fully taxable-equivalent basis			.96%			1.13%
Tax-equivalent adjustment		—			(1)
Net interest income, GAAP basis		$729			$735

	Six Months Ended June 30,
	2025			2024
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$95,565	$1,561	3.29%	$89,062	$1,927	4.36%
Securities purchased under resale agreements(2)	8,447	344	8.21	6,338	333	10.58
Trading account assets	773	—	.11	773	—	—
Investment securities:
Investment securities available-for-sale	65,585	1,477	4.50	49,850	1,246	5.00
Investment securities held-to-maturity	45,497	475	2.09	53,358	571	2.14
Total Investment securities	111,082	1,952	3.52	103,208	1,817	3.52
Loans(3)	44,508	1,131	5.12	38,225	1,109	5.84
Other interest-earning assets(4)	36,748	989	5.43	20,430	703	6.92
Average total interest-earning assets	$297,123	$5,977	4.06	$258,036	$5,889	4.59
Interest-bearing deposits:
U.S.	$157,130	$2,745	3.52%	$131,004	$2,727	4.19%
Non-U.S.	70,278	514	1.48	62,927	550	1.76
Total interest-bearing deposits(5)(6)	227,408	3,259	2.89	193,931	3,277	3.41
Securities sold under repurchase agreements	3,841	86	4.49	3,263	82	5.07
Other short-term borrowings	11,009	250	4.58	10,694	268	5.05
Long-term debt	24,809	619	4.99	19,319	525	5.44
Other interest-bearing liabilities(7)	4,503	320	14.37	4,591	284	12.43
Average total interest-bearing liabilities	$271,570	$4,534	3.37	$231,798	$4,436	3.85
Interest rate spread			.69%			.74%
Net interest income, fully taxable-equivalent basis		$1,443			$1,453
Net interest margin, fully taxable-equivalent basis			.98%			1.13%
Tax-equivalent adjustment		—			(2)
Net interest income, GAAP basis		$1,443			$1,451

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $252.79 billion and $242.69 billion for the three and six months ended June 30, 2025, respectively, compared to 180.09 billion and 175.96 billion for the same periods of 2024. Excluding the impact of netting, the average interest rates would be approximately 0.27% and 0.28% for the three and six months ended June 30, 2025, respectively, compared to 0.36% and 0.37% for the same periods of 2024.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses was approximately $45.11 billion and $44.34 billion for the three and six months ended June 30, 2025, respectively, compared to $38.57 billion and $38.10 billion for the same periods of 2024.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $9.54 billion and $9.41 billion for the three and six months ended June 30, 2025, respectively, compared to $7.07 billion and $6.48 billion for the same periods of 2024. Excluding the impact of netting, the average interest rates would be approximately 4.33% and 4.33% for the three and six months ended June 30, 2025, respectively, compared to 5.28% and 5.26% for the same periods of 2024.
(5) Average rate includes the impact of FX swap costs of approximately ($42) million and ($125) million for the three and six months ended June 30, 2025, respectively, compared to ($64) million and ($112) million for the same periods of 2024. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.94% and 3.00% for the three and six months ended June 30, 2025, respectively, compared to 3.49% and 3.51% for the same periods of 2024.
(6) Total deposits averaged $260.75 billion and $251.94 billion for the three and six months ended June 30, 2025, respectively, compared to $220.88 billion and $219.89 billion for the same periods of 2024.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $9.82 billion and $9.14 billion for the three and six months ended June 30, 2025, respectively, compared to $5.82 billion and $5.62 billion for the same periods of 2024, respectively. Excluding the impact of netting, the average interest rates would be approximately 4.87% and 4.74% for the three and six months ended June 30, 2025, respectively, compared to 5.28% and 5.59% for the same periods of 2024.
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
Average total interest-earning assets were $304.65 billion and $297.12 billion in the three and six months ended June 30, 2025, respectively, compared to $261.74 billion and $258.04 billion in the same periods of 2024. The increase is primarily due to higher levels of client deposits and long-term debt.
Interest-bearing deposits with banks averaged $98.32 billion and $95.57 billion in the three and six months ended June 30, 2025, respectively, compared to $87.89 billion and $89.06 billion in the same periods of 2024. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $9.17 billion and $8.45 billion in the three and six months ended June 30, 2025, respectively, compared to $6.56 billion and $6.34 billion in the same periods of 2024, due to an increase in FICC repurchase agreement volumes. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $252.79 billion and $242.69 billion on average in the three and six months ended June 30, 2025, respectively, compared to $180.09 billion and $175.96 billion in the same periods of 2024.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation to FICC is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of either June 30, 2025 or December 31, 2024.
Average investment securities increased to $112.08 billion and $111.08 billion in the three and six months ended June 30, 2025, respectively, from $105.10 billion and $103.21 billion in the same periods of 2024, primarily driven by growth in U.S. Treasuries, partially offset by lower mortgage-backed and non-U.S. sovereign and supranational securities.
Average loans increased to $45.28 billion and $44.51 billion in the three and six months ended June 30, 2025, respectively, from $38.70 billion and $38.23 billion in the same periods of 2024. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $41.89 billion and $41.26 billion in the three and six months ended June 30, 2025, respectively, compared to $35.07 billion and $34.68 billion in the same periods of 2024. The increases are primarily due to growth in collateralized loan obligations in loan form and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $39.01 billion and $36.75 billion in the three and six months ended June 30, 2025, respectively, from $22.71 billion and $20.43 billion in the same periods of 2024, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $236.58 billion and $227.41 billion in the three and six months ended June 30, 2025,
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respectively, from $195.93 billion and $193.93 billion in the same periods of 2024. The increase was driven by market volatility in the second quarter of 2025 and our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $10.18 billion in the three months ended June 30, 2025 and increased to $11.01 billion in the six months ended June 30, 2025, from $13.07 billion and $10.69 billion in the same periods of 2024. The balance sheet funding reflects our effort to diversify our funding sources through relatively low-cost channels.
Average long-term debt was $25.86 billion and $24.81 billion in the three and six months ended June 30, 2025, respectively, compared to $19.69 billion and $19.32 billion in the same periods of 2024, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $3.54 billion and $4.50 billion in the three and six months ended June 30, 2025, respectively, compared to $4.75 billion and $4.59 billion in the same periods of 2024. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
Several factors could affect future levels of NII and NIM, including the volume and mix of client deposits and funding sources; central bank actions; balance sheet management activities; changes in the level and slope of U.S. and non-U.S. interest rates; trade policy of the United States or other nations; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the yields earned on securities purchased compared to the yields earned on securities sold or matured; and changes in the type and amount of credit or other loans we extend.
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
Provision for Credit Losses
We recorded a $30 million and $42 million provision for credit losses, in the three and six months ended June 30, 2025, respectively, compared to $10 million and $37 million in the same periods of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate loans.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 14: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2025, compared to the same periods of 2024. Total expenses increased 11% in the three months ended June 30, 2025, compared to the same period of 2024, primarily reflecting the impact of notable items, higher performance-based incentive compensation and other revenue-related costs, as well as higher technology and infrastructure investments and the impact of currency translation which contributed 1% of the increase. Total expenses increased 4% in the six months ended June 30, 2025, compared to the same period of 2024, primarily reflecting higher performance-based incentive compensation and other revenue-related costs, as well as higher technology and infrastructure investments.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 14: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2025	2024
Compensation and employee benefits	$1,280	$1,099	16%
Information systems and communications	523	454	15
Transaction processing services	260	250	4
Occupancy	105	106	(1)
Amortization of other intangible assets	56	60	(7)
Other:
Professional services	107	111	(4)
Other	198	189	5
Total other	305	300	2
Total expenses	$2,529	$2,269	11
Number of employees at quarter-end	52,014	52,568	(1)

	Six Months Ended June 30,		% Change
(Dollars in millions)	2025	2024
Compensation and employee benefits	$2,542	$2,351	8%
Information systems and communications	1,020	886	15
Transaction processing services	518	498	4
Occupancy	208	209	—
Amortization of other intangible assets	110	120	(8)
Other:
Professional services	217	221	(2)
Other	364	497	(27)
Total other	581	718	(19)
Total expenses	$4,979	$4,782	4
Compensation and employee benefits expenses increased 16% and 8% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, mainly due to the repositioning charge notable item in the second quarter of 2025, higher performance-based incentive compensation as well as merit increases and the impact of currency translation, partially offset by productivity and other savings. Currency translation increased compensation and employee benefits expenses by 1% in the three months ended June 30, 2025, compared to the same period of 2024.
Total headcount decreased 1% as of June 30, 2025, compared to June 30, 2024, primarily driven by our continued efforts to simplify our operations through organization design and technology and automation efforts. These impacts were partially offset by headcount growth in high-cost locations primarily to support clients and revenue generation.
Information systems and communications expenses increased 15% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, largely driven by higher technology and infrastructure investments and the Alpha-related client rescoping notable item, partially offset by vendor savings.
Transaction processing services expenses increased 4% in both the three and six months ended June 30, 2025, compared to the same periods of
2024, primarily due to higher sub-custody costs driven by higher market levels.
Occupancy expenses decreased 1% in the three months ended June 30, 2025, compared to the same period of 2024, primarily driven by footprint optimization, partially offset by the impact of currency translation, which increased occupancy expenses by 2% in the three months ended June 30, 2025, compared to the same period of 2024. Occupancy expenses remained flat in the six months ended June 30, 2025, compared to the same period of 2024.
Amortization of other intangible assets decreased 7% and 8% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024.
Other expenses increased 2% in the three months ended June 30, 2025, compared to the same period of 2024, primarily due to timing of foundation funding and higher marketing costs, partially offset by recoverable client-related expenses. Other expenses decreased 19% in the six months ended June 30, 2025, compared to the same period of 2024, primarily reflecting the absence of a prior-year notable item in the first quarter of 2024 related to the FDIC special assessment, which represented 18% points of the decrease.
Repositioning Charges
In the three months ended June 30, 2025, we recorded a repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization.
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 15: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	$151	$1	$152

Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	$163	$—	$163
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $196 million and $374 million in the three and six months ended June 30, 2025, respectively, compared to $201 million and $336 million, in the same periods of 2024. Our effective tax rate of 22.0% and 21.9% in the three and six months ended June 30, 2025, respectively, decreased from 22.1% and 22.3% in the same periods of 2024. The decrease in the six-month period was primarily due to higher discrete tax benefits in 2025.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Our Investment Servicing line of business provides a broad range of services and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide.
Through State Street Investment Services, State Street Markets and State Street Alpha®, we offer a full range of back- and middle-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; record keeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our middle- and back-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, and advanced data aggregation and integration with other industry platforms and providers.
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management (previously State Street Global Advisors). Our investment management solutions include strategies across equity, fixed income, cash, multi-asset and alternatives; products such as SPDR® ETFs and index funds; and services including defined benefit, defined contribution and Outsourced Chief Investment Officer.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business Information" included under Item 1, Business, in our 2024 Form 10-K and Note 17 to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2025	2024
Servicing fees	$1,304	$1,239	5%
Foreign exchange trading services	390	304	28
Securities finance	119	101	18
Software and processing fees	254	214	19
Other fee revenue	51	36	42
Total fee revenue	2,118	1,894	12
Net interest income	726	730	(1)
Total revenue	2,844	2,624	8
Provision for credit losses	30	10	nm
Total expenses	1,995	1,880	6
Income before income tax expense	$819	$734	12
Pre-tax margin	28.8%	28.0%	80	bps
Average assets (in billions)	$350.4	$303.3	16%

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2025	2024
Servicing fees	$2,579	$2,467	5%
Foreign exchange trading services	727	612	19
Securities finance	227	191	19
Software and processing fees	479	421	14
Other fee revenue	85	79	8
Total fee revenue	4,097	3,770	9
Net interest income	1,435	1,441	—
Total revenue	5,532	5,211	6
Provision for credit losses	42	37	14
Total expenses	4,014	3,843	4
Income before income tax expense	$1,476	$1,331	11
Pre-tax margin	26.7%	25.5%	120	bps
Average assets (in billions)	$342.1	$301.3	14%
Servicing Fees
Servicing fees, as presented in Table 16: Investment Servicing Line of Business Results, increased 5% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily reflecting higher average market levels, net new business and client activity, partially offset by normal pricing headwinds. In addition, currency translation contributed 1% to the increase in servicing fee revenue in the second quarter of 2025, relative to the same period of 2024.
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
Expenses
Total expenses for Investment Servicing increased 6% and 4% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily reflecting higher performance-based incentive compensation and other revenue-related costs, as well as higher technology and infrastructure investments. Currency translation increased total expenses by 1% in the three months ended June 30, 2025, compared to the same period of 2024. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2025	2024
Management fees(1)	$562	$511	10%
Foreign exchange trading services(2)	38	32	19
Securities finance	7	7	—
Other fee revenue(3)	15	12	25
Total fee revenue	622	562	11
Net interest income	3	5	(40)
Total revenue	625	567	10
Total expenses	417	388	7
Income before income tax expense	$208	$179	16
Pre-tax margin	33.3%	31.6%	170	bps
Average assets (in billions)	$3.4	$3.0	13.3%

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2025	2024
Management fees(1)	$1,124	$1,021	10%
Foreign exchange trading services(2)	63	55	15
Securities finance	13	13	—
Other fee revenue(3)	13	19	(32)
Total fee revenue	1,213	1,108	9
Net interest income	8	10	(20)
Total revenue	1,221	1,118	9
Total expenses	848	808	5
Income before income tax expense	$373	$310	20
Pre-tax margin	30.5%	27.7%	280	bps
Average assets (in billions)	$3.4	$3.1	9.7%

(1) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(2) Includes revenue for reimbursements received for certain ETFs associated with State Street Investment Management where we act as the distribution and marketing agent.
(3) Includes other revenue items that are primarily driven by equity market movements.
Investment Management total revenue increased 10% and 9% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024.
Management Fees
Management fees increased 10% in both the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due to higher average market levels and net inflows from prior periods.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 7% and 5% in the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, as higher performance-based incentive compensation, business investments and revenue-related fund expenses were partially offset by productivity and vendor savings.
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
Investment Securities

TABLE 18: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2025	December 31, 2024
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$26,811	$23,525
Mortgage-backed securities(1)	14,867	10,566
Total U.S. Treasury and federal agencies	41,678	34,091
Non-U.S. debt securities:
Mortgage-backed securities	3,009	2,430
Asset-backed securities(2)	2,462	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	16,508	13,939
Other(3)	3,271	2,821
Total non-U.S. debt securities	25,250	21,058
Asset-backed securities:
Student loans(4)	84	90
Collateralized loan obligations(5)	3,440	3,453
Non-agency CMBS and RMBS(6)	4	4
Other	91	91
Total asset-backed securities	3,619	3,638
State and political subdivisions	30	56
Other U.S. debt securities(7)	26	52
Total available-for-sale securities(8)	$70,603	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,059	$5,417
Mortgage-backed securities(9)	34,530	36,101
Total U.S. Treasury and federal agencies	37,589	41,518
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,299	3,673
Total non-U.S. debt securities	3,299	3,673
Asset-backed securities:
Student loans(4)	2,398	2,536
Total asset-backed securities	2,398	2,536
Total held-to-maturity securities(8)	$43,286	$47,727

(1) As of June 30, 2025 and December 31, 2024, the total fair value included $4.14 billion and $4.36 billion, respectively, of agency CMBS and $6.06 billion and $6.20 billion, respectively, of agency MBS.
(2) As of June 30, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.85 billion and $0.70 billion, respectively.
(3) As of June 30, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.61 billion and $2.54 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of both June 30, 2025 and December 31, 2024.
(7) As of June 30, 2025 and December 31, 2024, the fair value of U.S. corporate bonds was $0.03 billion and $0.05 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended June 30, 2025 and December 31, 2024.
(9) As of June 30, 2025 and December 31, 2024, the total amortized cost included $5.14 billion and $5.18 billion of agency CMBS, respectively.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.0 years and 2.2 years as of June 30, 2025 and December 31, 2024, respectively.
Approximately 97% of the carrying value of the portfolio was rated “AA” or higher as of both June 30, 2025 and December 31, 2024, as follows:

TABLE 19: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2025	December 31, 2024
AAA(1)	88%	88%
AA	9	9
A	2	2
BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both June 30, 2025 and December 31, 2024.

TABLE 20: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2025	December 31, 2024
U.S. Agency Mortgage-backed securities	35%	35%
U.S. Treasuries	26	27
Non-U.S. sovereign, supranational and non-U.S. agency	18	17
Asset-backed securities	10	10
CMBS	8	9
Other credit	3	2
	100%	100%
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:

TABLE 21: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non- MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$333	$(498)	$(165)	$384	$(602)	$(218)
Net premium amortization (discount accretion)	31	(273)	(242)	33	(119)	(86)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 25% and 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2025 and December 31, 2024, respectively.

TABLE 22: NON-U.S. DEBT SECURITIES(1)
(In millions)	June 30, 2025	December 31, 2024
Available-for-sale:
Canada	$3,384	$3,237
United Kingdom	2,885	2,702
France	2,270	1,565
Australia	2,054	2,055
Germany	1,595	1,195
Spain	775	301
Netherlands	580	446
Austria	553	382
Italy	369	231
Sweden	311	263
Finland	304	312
Hong Kong	267	177
Other(2)	9,903	8,192
Total	$25,250	$21,058
Held-to-maturity:
Belgium	$288	$254
Germany	228	201
France	154	206
Finland	142	124
Canada	116	104
Austria	24	67
Ireland	—	397
Other(2)	2,347	2,320
Total	$3,299	$3,673

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of June 30, 2025, other non-U.S. investments include $8.56 billion of supranational bonds in AFS securities and $2.35 billion of supranational bonds in HTM securities.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Approximately 89% and 90% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of June 30, 2025 and December 31, 2024, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2025 and December 31, 2024, approximately 34% and 29%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2025, our non-U.S. debt securities had an average market-to-book ratio of 100.4%, and an aggregate pre-tax net unrealized gain of $119 million, consisting of gross unrealized gains of $185 million and gross unrealized losses of $66 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $155 million, consisting of gross unrealized gains of $175 million and gross unrealized losses of $20 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $36 million, consisting of gross unrealized gains of $10 million and gross unrealized losses of $46 million, associated with non-U.S. HTM debt securities.
As of June 30, 2025, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, ABS and corporate debt.
Municipal Obligations
As of June 30, 2025, we provided approximately $4.95 billion of credit and liquidity facilities to municipal issuers. We also carried approximately $0.03 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2025, as shown in Table 18: Carrying Values of Investment Securities, all of which were classified as AFS.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2025
State of Issuer:
Texas	$—	$1,648	$1,648	33%
New York	4	1,877	1,881	38
California	—	434	434	9
Total	$4	$3,959	$3,963

December 31, 2024
State of Issuer:
Texas	$—	$2,006	$2,006	37%
New York	4	1,676	1,680	31
California	25	610	635	12
Total	$29	$4,292	$4,321

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $4.98 billion and $5.38 billion across our businesses as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes municipal loans which are also presented within Table 25: U.S. and Non-U.S. Loans.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 87% of the obligors rated “AA” or higher as of June 30, 2025. As of that date, 100% of our aggregate municipal securities exposure was associated with revenue bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the United States.
Additional information with respect to our assessment of the allowance for credit losses on debt securities and impairment of AFS securities is provided in Note 3 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS(1)

As of June 30, 2025	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$8,185	1.34%	$18,542	3.60%	$84	2.77%	$—	—%	$26,811
Mortgage-backed securities	158	4.91	1,762	4.65	2,212	4.55	10,735	5.35	14,867
Total U.S. treasury and federal agencies	8,343		20,304		2,296		10,735		41,678
Non-U.S. debt securities:
Mortgage-backed securities	179	1.89	528	4.35	—	—	2,302	2.14	3,009
Asset-backed securities	173	2.86	441	2.83	1,242	2.45	606	2.16	2,462
Non-U.S. sovereign, supranational and non-U.S. agency	3,708	1.85	11,537	2.67	1,263	3.18	—	—	16,508
Other	612	4.10	2,557	3.90	102	3.77	—	—	3,271
Total non-U.S. debt securities	4,672		15,063		2,607		2,908		25,250
Asset-backed securities:
Student loans	23	6.84	—	—	10	5.22	51	4.70	84
Collateralized loan obligations	163	5.58	91	5.58	1,712	5.51	1,474	5.12	3,440
Non-agency CMBS and RMBS	—	—	—	—	—	—	4	6.03	4
Other	—	—	91	5.20	—	—	—	—	91
Total asset-backed securities	186		182		1,722		1,529		3,619
State and political subdivisions(3)	4	5.86	26	5.57	—	—	—	—	30
Other U.S. debt securities	3	4.70	23	2.89	—	—	—	—	26
Total	$13,208		$35,598		$6,625		$15,172		$70,603

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$2,787	0.36%	$264	0.98%	$1	5.07%	$7	4.82%	$3,059
Mortgage-backed securities	149	2.83	3,223	2.14	1,707	1.77	29,451	2.39	34,530
Total U.S. treasury and federal agencies	2,936		3,487		1,708		29,458		37,589
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,702	0.74	1,503	1.25	94	1.85	—	—	3,299
Total non-U.S. debt securities	1,702		1,503		94		—		3,299
Asset-backed securities:
Student loans	138	4.89	402	5.33	475	5.35	1,383	4.85	2,398
Total asset-backed securities	138		402		475		1,383		2,398
Total	$4,776		$5,392		$2,277		$30,841		$43,286

(1) Weighted-average yields are calculated based on the contractual coupon of each security owned at the end of the period, weighted based on the amortized cost of each security, and excludes the effect of related hedges.
(2) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of June 30, 2025).
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 25: U.S. AND NON- U.S. LOANS
(In millions)	June 30, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$17,366	$16,347
Leveraged loans	2,878	2,742
Overdrafts	2,101	1,208
Collateralized loan obligations in loan form	50	50
Other(3)	1,935	3,220
Commercial real estate	2,551	2,842
Total domestic	$26,881	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$7,120	$6,601
Leveraged loans	1,168	1,082
Overdrafts	1,909	772
Collateralized loan obligations in loan form	10,201	8,336
Total foreign	20,398	16,791
Total loans(4)	47,279	43,200
Allowance for loan losses	(179)	(174)
Loans, net of allowance	$47,100	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $12.66 billion private equity capital call finance loans, $7.80 billion loans to real money funds and $1.50 billion loans to business development companies as of June 30, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $1.74 billion securities finance loans and $190 million loans to municipalities as of June 30, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of June 30, 2025, excluding overdrafts, floating rate loans totaled $40.68 billion and fixed rate loans totaled $2.59 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
We sold $63 million of leveraged loans in the second quarter of 2025, of which $17 million remained unsettled and was held for sale and carried at the lower of cost or market as of June 30, 2025. We recorded a charge-off against the allowance for these loans of $1 million in the second quarter of 2025.
We had binding unfunded commitments as of June 30, 2025 and December 31, 2024 of $165 million and $104 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 87% and 91% of the loans rated “BB” or “B” as of June 30, 2025 and December 31, 2024, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
As of June 30, 2025, the commercial real estate portfolio consists of, by asset class, approximately 41% multifamily residential, 39% office buildings and 20% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of June 30, 2025, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 19%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We continued to observe these effects in certain commercial real estate loans during the second quarter of 2025, particularly those collateralized by office buildings, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2025 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 26: ALLOWANCE FOR CREDIT LOSSES
	Six Months Ended June 30,
(In millions)	2025	2024
Allowance for credit losses:
Beginning balance	$183	$150
Provision for credit losses (funded commitments)(1)	38	43
Provisions for credit losses (unfunded commitments)	3	(6)
Provisions for credit losses (other)	1	—
Charge-offs(2)	(33)	(42)
Ending balance	$192	$145

(1) The provision for credit losses is primarily related to commercial real estate and leveraged loans.
(2) The charge-offs are primarily related to commercial real estate and leveraged loans in both the six months ended June 30, 2025 and 2024.
As of June 30, 2025, the allowance for credit losses increased $9 million compared to December 31, 2024, reflecting provision for credit losses of $42 million in the six months ended June
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
30, 2025, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate loans, partially offset by charge-offs of $33 million, largely related to a commercial real estate loan and certain leveraged loans.
As of June 30, 2025, approximately $101 million of our allowance for credit losses was related to certain commercial real estate loans compared to $102 million as of December 31, 2024. In addition, $71 million and $68 million as of June 30, 2025 and December 31, 2024, respectively, was related to leveraged loans included in the commercial and financial segment. The remaining $20 million and $13 million as of June 30, 2025 and December 31, 2024, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of both June 30, 2025 and December 31, 2024, the allowance for credit losses represented 0.4% of total loans.
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
•resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail on pages 20 to 49 included under Item 1A, Risk Factors, in our 2024 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 81 to 87 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Management, in our 2024 Form 10-K.
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
In the second quarter of 2025, the allowance estimate reflected the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate loans, which was partially offset by charge-offs largely related to a commercial real estate loan. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions,
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 87 to 91 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management, in our 2024 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next 12-month period. Reference our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of June 30, 2025, we and
State Street Bank had approximately $2.18 billion of senior notes or subordinated debentures outstanding that will mature in the next 12 months.
As a systemically important financial institution, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Our efforts to satisfy, or our failure to satisfy, these regulatory requirements could have a materially adverse affect on our business, financial condition or results of operations.
For additional information on our liquidity risk management, as well as liquidity metrics, refer to pages 91 to 96 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk Management, in our 2024 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 12 and 13 included under Item 1, Business, in our 2024 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For both of the quarters ended June 30, 2025 and December 31, 2024, average daily
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LCR for the Parent Company was 107%. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $158.17 billion for the quarter ended June 30, 2025 compared to $142.34 billion for the quarter ended December 31, 2024, primarily due to an increase in client deposits relative to the prior period. For the quarter ended June 30, 2025, the LCR for State Street Bank was approximately 136%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of June 30, 2025, both the Parent Company's and State Street Bank's NSFR were above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $95.92 billion for the quarter ended June 30, 2025, compared to $86.88 billion for the quarter ended December 31, 2024. The higher levels of average cash balances with central banks reflect higher levels of client deposits.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
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
The average fair value of total unencumbered securities was $70.82 billion for the quarter ended June 30, 2025, compared to $63.23 billion for the quarter ended December 31, 2024.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $35.13 billion and $34.19 billion and standby letters of credit totaling $0.78 billion and $0.91 billion as of June 30, 2025 and December 31, 2024, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2025, approximately 71% of our unfunded commitments to extend credit and 50% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (the U.S. Agencies). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key infrastructure provider within the financial system, while minimizing risk to the financial system.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The U.S. Agencies' final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our most recent, targeted 165(d) resolution plan timely by July 1, 2025. Our next 165(d) resolution plan submission to the U.S. Agencies is a full plan due by July 1, 2027.
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan by December 1, 2023. Following the notice of proposed rulemaking from August 2023, the FDIC amended and restated its rule on IDI plans in June 2024. The final rule became effective on October 1, 2024 and requires IDI subsidiaries of U.S. G-SIBs, such as State Street Bank, to file their IDI plans on a biennial basis, with the first IDI Plan submission under the final rule due by July 1, 2026.
Additionally, we are required to submit a recovery plan periodically to the Federal Reserve. This plan includes strategies designed to respond to stress factors at an early stage and stabilize and maintain operational continuity and market confidence.
For additional information about our recovery and resolution plan, refer to pages 15 to 16 included under Item 1, Business, "Supervision and Regulation" in our 2024 Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2025 and December 31, 2024, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset
Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. As of both June 30, 2025 and December 31, 2024, we had $9.82 billion of outstanding of FHLB funding. These outstanding borrowings have initial maturities of approximately 12 months and are recorded in other short-term borrowings in the consolidated statement of condition.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $2.38 billion and $3.68 billion as of June 30, 2025 and December 31, 2024, respectively.
State Street Bank continues to maintain a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.02 billion as of June 30, 2025, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both June 30, 2025 and December 31, 2024, there was no balance outstanding on this line of credit.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to floating rate senior notes due 2026.
On February 28, 2025, we issued $1,350 million aggregate principal amount of 4.536% fixed rate senior notes due 2028, $650 million aggregate principal amount of 4.729% fixed rate senior notes due 2030 and $750 million aggregate principal amount of 5.146% fixed-to-floating rate senior notes due 2036.
On March 30, 2025, we redeemed $500 million aggregate principal amount of 2.901% fixed-to-floating rate senior notes due 2026.
On April 24, 2025, we issued $300 million aggregate principal amount of floating rate senior notes due 2028, $700 million aggregate principal amount of 4.543% fixed-to-floating rate senior notes due 2028 and $1 billion aggregate principal amount of 4.834% fixed rate senior notes due 2030.
On May 18, 2025, we redeemed $1 billion aggregate principal amount of 5.104% fixed-to-floating rate senior notes due 2026.
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
Volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy of the United States and of other nations and conflicts in Ukraine and in the Middle East) may result in stress on the operating environment, elevate operational risk, and heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to pages 97 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Operational Risk Management", in our 2024 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to pages 98 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Information Technology Risk Management" in our 2024 Form 10-K, and pages 42 to 44 included under Item 1A, Risk Factors, in our 2024 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, and reputational damage and impact our ability to conduct our business activities."
Market Risk Management
Market risk is defined by the U.S. Agencies as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest rate options and interest rate swaps, interest rate forward contracts and interest rate futures. As of June 30, 2025, the notional amount of these derivative contracts was $3.16 trillion, of which $3.06 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to pages 99 to 101 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk Management" in our 2024 Form 10-K.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous 12-month periods that reflect significant financial stress. The stressed VaR model is designed to identify the second-worst outcome occurring in the worst continuous one-year rolling period since July 2007. This stressed VaR meets the regulatory requirement as the rolling ten-day period with an outcome that is worse than 99% of other outcomes during that 12-month period of financial stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor's downgrade of U.S. Treasury debt in August 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be incorporated.
For additional information about our VaR measurement tools and methodologies, refer to pages 101 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Value-at-Risk and Stressed VaR" in our 2024 Form 10-K.
Stress Testing
We have a corporate-wide stress testing program in place that incorporates techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Dodd-Frank Act Stress Test (DFAST) process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest rate risk and volatility risk).
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
We experienced no back-testing exceptions in the quarters ended June 30, 2025, March 31, 2025 and June 30, 2024. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2025, March 31, 2025 and June 30, 2024, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 27: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2025	As of March 31, 2025	As of June 30, 2024
	June 30, 2025			March 31, 2025			June 30, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$6,256	$9,700	$4,100	$9,179	$21,806	$5,203	$18,471	$31,813	$11,948	$4,100	$5,416	$13,303
Global Treasury	2,688	5,416	571	3,209	7,247	583	1,976	3,932	515	3,448	1,086	2,845
Diversification	(2,247)	(5,387)	(101)	(2,679)	(7,246)	(683)	(1,780)	(3,407)	270	(2,577)	(1,186)	(2,135)
Total VaR	$6,697	$9,729	$4,570	$9,709	$21,807	$5,103	$18,667	$32,338	$12,733	$4,971	$5,316	$14,013

TABLE 28: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2025	As of March 31, 2025	As of June 30, 2024
	June 30, 2025			March 31, 2025			June 30, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$45,081	$94,077	$22,994	$51,801	$82,147	$28,037	$50,434	$66,734	$34,837	$38,163	$49,457	$52,934
Global Treasury	10,520	15,811	5,363	10,126	18,390	5,620	8,085	12,087	4,911	14,002	9,509	8,725
Diversification	(9,857)	(12,500)	(7,081)	(9,456)	(19,712)	(6,744)	(7,547)	(8,846)	(1,418)	(11,261)	(4,783)	(8,699)
Total Stressed VaR	$45,744	$97,388	$21,276	$52,471	$80,825	$26,913	$50,972	$69,975	$38,330	$40,904	$54,183	$52,960
The three month average of our total stressed VaR-based measure was approximately $46 million for the quarter ended June 30, 2025, compared to an average of approximately $52 million for the quarter ended March 31, 2025 and $51 million for the quarter ended June 30, 2024. The decrease in the average total stressed VaR for the quarter ended June 30, 2025, compared to both of the quarters ended March 31, 2025 and June 30, 2024, was primarily attributed to a reduction in the average interest rate positions and lower observed correlations among risk factors.
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
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 29: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2025			March 31, 2025			June 30, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$2,230	$4,689	$345	$3,219	$4,397	$307	$4,808	$16,384	$339
Global Treasury	3,346	870	—	265	1,125	—	532	2,845	—
Diversification	(2,737)	(892)	—	(71)	(1,092)	—	(450)	(2,447)	—
Total VaR	$2,839	$4,667	$345	$3,413	$4,430	$307	$4,890	$16,782	$339

TABLE 30: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2025			March 31, 2025			June 30, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$5,425	$38,025	$706	$4,706	$57,025	$701	$6,660	$58,697	$461
Global Treasury	13,969	4,158	—	5,770	6,390	—	6,358	9,172	—
Diversification	(7,068)	(3,789)	—	(5,050)	(6,237)	—	(6,439)	(10,681)	—
Total Stressed VaR	$12,326	$38,394	$706	$5,426	$57,178	$701	$6,579	$57,188	$461

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a 12-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 31, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2025 and 2024. Our baseline rate forecast as of June 30, 2025 was generally consistent with common market expectations for global central bank actions at that point in time, including that rate cuts would continue in 2025.

TABLE 31: KEY INTEREST RATES FOR BASELINE FORECASTS
	June 30, 2025			June 30, 2024
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.50%	2.00%	4.23%	5.50%	3.75%	4.27%
12-month forward rates	3.75	1.75	4.53	4.50	3.00	4.18

(1) European Central Bank deposit facility rate.
In Table 32: Net Interest Income Sensitivity, we report the expected change in NII over the next 12 months from instantaneous 100 basis point shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes client deposit balance rotation, including reductions in non-interest-bearing deposit balances. The results of these scenarios should not be extrapolated for other (e.g., more severe) shocks as the impact of interest rate shocks may not be linear. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
result is negative interest rates.

TABLE 32: NET INTEREST INCOME SENSITIVITY
	June 30, 2025			June 30, 2024
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$71	$267	$338	$17	$296	$313
-100 bps shock	(69)	(248)	(317)	(13)	(244)	(257)
Steeper yield curve:
+100 bps shift in long-end rates(1)	15	14	29	8	7	15
-100 bps shift in short-end rates(1)	(53)	(234)	(287)	(1)	(238)	(239)
Flatter yield curve:
+100 bps shift in short-end rates(1)	54	253	307	10	288	298
-100 bps shift in long-end rates(1)	(19)	(14)	(33)	(11)	(6)	(17)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to June 30, 2024, our overall NII sensitivity and our USD balance sheet's NII sensitivity have increased mainly due to a lower investment portfolio duration. Our non-USD NII sensitivity to lower rate scenarios as of June 30, 2025, has remained relatively unchanged compared to June 30, 2024, largely due to central bank rate cuts offset by interest rate hedging activity. Short-end rates did not significantly impact the sensitivity to higher rate scenarios, and consequently the NII benefit to higher rate scenarios reduced due to hedging activity.
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
For additional information about our model risk management framework, including our governance and model validation, refer to pages 106 to 107 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Model Risk Management", in our 2024 Form 10-K.
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
Our designation as a G-SIB is based on a number of factors, as evaluated by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. Further, like all other U.S. G-SIBs, we are currently subject to a 2% SLR buffer at the holding company and a 3% buffer at State Street Bank, in addition to the required minimum of 3.0% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to pages 108 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
Regulatory Capital
We and State Street Bank are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by the U.S. Agencies.
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
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and the standardized approach. Under the advanced approaches, we and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
The SCB replaced, under the standardized approach, the CCB with a buffer calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the DFAST severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the DFAST planning horizon. The SCB requirement can be no less than 2.5% of RWA. Breaching the SCB or other regulatory buffer or surcharge will limit a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers.
Our current SCB requirement is 2.5% for the period from October 1, 2024, through September 30, 2025. On June 27, 2025, we were notified by the Federal Reserve of the results from the 2025 supervisory stress test. Our preliminary SCB calculated under the 2025 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will remain in effect from October 1, 2025, through September 30, 2026.
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our minimum risk-based capital ratios as of January 1, 2025 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
Our current G-SIB surcharge, through December 31, 2025, is 1.0%. Based upon calculations using data as of December 31, 2024, our surcharge will remain at 1.0% through December 31, 2026.
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
On July 27, 2023, the U.S. Agencies issued a proposed rule to implement the Basel III endgame agreement (2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (2023 G-SIB Surcharge Proposal). The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized approaches for credit risk, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in more granular 0.1% increments as opposed to the 0.5% increments that currently apply.
Recent public statements by U.S. banking officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. However, the timing and content of any potential re-proposal, and the effects of any re-proposal on us, remain uncertain at this stage.
On April 17, 2025, the Fed issued a proposed rule to reduce volatility in the stress capital buffer requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s stress capital buffer requirement by one quarter, from October 1 to January 1. The proposal is intended to be effective as of the 2025 stress testing cycle. We do not expect the proposal to materially impact our stress capital buffer requirement, which is currently at the 2.5% floor.
On June 25, 2025, the U.S Agencies jointly issued a proposed rule to recalibrate the eSLR buffer requirements applicable to G-SIBs and their depository institution subsidiaries. The proposal would apply an eSLR buffer at the Bank Holding Company and subsidiary depository institution level equal to 50% of the G-SIB’s Method 1 surcharge. The proposal would also make conforming changes to the requirements for TLAC and LTD.
Changes to the eSLR are not expected to materially impact our total leverage-based capital, which already benefits from the custody bank exemption for central bank placements in the SLR denominator from Section 402 of the Economic Growth Act (January 2020). Changes to the TLAC and LTD requirement may have limited implications for us, but, are not expected to change our management of TLAC or LTD.
For additional information about our regulatory capital, refer to pages 109 to 115 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
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

TABLE 33: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2025	Basel III Standardized Approach June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches June 30, 2025	Basel III Standardized Approach June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,202	$11,202	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			30,373	30,373	29,582	29,582	16,907	16,907	15,977	15,977
Accumulated other comprehensive income (loss)			(1,321)	(1,321)	(2,100)	(2,100)	(1,100)	(1,100)	(1,805)	(1,805)
Treasury stock, at cost			(16,506)	(16,506)	(16,198)	(16,198)	—	—	—	—
Total			23,748	23,748	22,510	22,510	29,140	29,140	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,453)	(8,453)	(8,320)	(8,320)	(8,178)	(8,178)	(8,054)	(8,054)
Other adjustments(1)			(504)	(504)	(391)	(391)	(390)	(390)	(278)	(278)
Common equity tier 1 capital			14,791	14,791	13,799	13,799	20,572	20,572	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,350	18,350	16,615	16,615	20,572	20,572	19,173	19,173
Qualifying subordinated long-term debt			1,876	1,876	1,861	1,861	527	527	530	530
Adjusted allowance for credit losses			—	192	—	183	—	192	—	183
Total capital			$20,226	$20,418	$18,476	$18,659	$21,099	$21,291	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$65,427	$135,702	$63,252	$124,281	$62,192	$133,506	$57,883	$121,785
Operational risk(3)			51,250	NA	49,350	NA	49,688	NA	47,538	NA
Market risk			1,975	1,975	2,000	2,000	1,975	1,975	2,000	2,000
Total risk-weighted assets			$118,652	$137,677	$114,602	$126,281	$113,855	$135,481	$107,421	$123,785

Capital Ratios:	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	10.7%	12.0%	10.9%	18.1%	15.2%	17.8%	15.5%
Tier 1 capital	9.5	9.5	15.5	13.3	14.5	13.2	18.1	15.2	17.8	15.5
Total capital	11.5	11.5	17.0	14.8	16.1	14.8	18.5	15.7	18.3	16.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 27, 2025, we were notified by the Federal Reserve of the results from the 2025 supervisory stress test. Our preliminary SCB calculated under the 2025 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will remain in effect for the period from October 1, 2025, through September 30, 2026.
NA Not applicable
Our CET1 capital increased $0.99 billion as of June 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases.
Our Tier 1 capital increased $1.74 billion as of June 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
Our Tier 2 capital remained flat as of June 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach.
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our total capital increased $1.75 billion and $1.76 billion as of June 30, 2025, compared to December 31, 2024, under the advanced approaches and standardized approach, respectively, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the six months ended June 30, 2025 and for the year ended December 31, 2024.

TABLE 34: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2025	Basel III Standardized Approach June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,799	$13,799	$12,971	$12,971
Net income	1,337	1,337	2,687	2,687
Changes in treasury stock, at cost	(308)	(308)	(1,173)	(1,173)
Dividends declared	(546)	(546)	(1,062)	(1,062)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(133)	(133)	150	150
Accumulated other comprehensive income (loss)(1)	779	779	254	254
Other adjustments(1)	(137)	(137)	(28)	(28)
Changes in common equity tier 1 capital	992	992	828	828
Common equity tier 1 capital balance, end of period	14,791	14,791	13,799	13,799
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,615	16,615	14,947	14,947
Changes in common equity tier 1 capital	992	992	828	828
Net issuance (redemption) of preferred stock	743	743	840	840
Changes in tier 1 capital	1,735	1,735	1,668	1,668
Tier 1 capital balance, end of period	18,350	18,350	16,615	16,615
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,861	2,044	1,870	2,020
Net issuance and changes in long-term debt qualifying as tier 2 capital	15	15	(9)	(9)
Changes in adjusted allowance for credit losses	—	9	—	33
Changes in tier 2 capital	15	24	(9)	24
Tier 2 capital balance, end of period	1,876	2,068	1,861	2,044
Total capital:
Total capital balance, beginning of period	18,476	18,659	16,817	16,967
Changes in tier 1 capital	1,735	1,735	1,668	1,668
Changes in tier 2 capital	15	24	(9)	24
Total capital balance, end of period	$20,226	$20,418	$18,476	$18,659

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2025 and for the year ended December 31, 2024.

TABLE 35: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach June 30, 2025	Basel III Standardized Approach December 31, 2024
Total risk-weighted assets, beginning of period	$114,602	$107,453	$126,281	$111,703
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	274	(585)	704	(1,000)
Net increase (decrease) in loans and overdrafts	501	919	3,472	2,241
Net increase (decrease) in securitization exposures	867	628	818	592
Net increase (decrease) in repo-style transaction exposures	1,682	(558)	7,618	2,968
Net increase (decrease) in over-the-counter derivatives exposures(1)	(713)	2,595	(3,745)	10,778
Net increase (decrease) in all other(2)	(436)	(957)	2,554	(526)
Net increase (decrease) in credit risk-weighted assets	2,175	2,042	11,421	15,053
Net increase (decrease) in market risk-weighted assets	(25)	(475)	(25)	(475)
Net increase (decrease) in operational risk-weighted assets	1,900	5,582	NA	NA
Total risk-weighted assets, end of period	$118,652	$114,602	$137,677	$126,281

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of June 30, 2025, total advanced approaches RWA increased $4.05 billion compared to December 31, 2024, mainly due to higher operational risk RWA, higher repo-style transaction RWA driven by volumes and higher securitization RWA driven by higher balances, partially offset by decrease in derivatives RWA driven by market movements.
As of June 30, 2025, total standardized approach RWA increased $11.40 billion compared to December 31, 2024, mainly reflecting higher repo-style transaction RWA driven by increased volumes and higher loans RWA driven by increased balances, partially offset by lower derivatives RWA driven by market movements.
The regulatory capital ratios as of June 30, 2025, presented in Table 33: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2025, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage increased to 5.3% as of June 30, 2025, compared to 5.2% as of December 31, 2024, mainly driven by capital generated from earnings and net issuances of preferred stock, partially offset by higher average balance sheet levels and continued capital return.
We are also subject to a minimum SLR of 3%, and as a U.S. G-SIB, we must maintain a 2% SLR buffer at the holding company and a 3% buffer at State Street Bank in order to avoid any limitations on distributions to shareholders and discretionary bonus payments to certain executives. If we do not maintain this buffer, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
On June 25, 2025, the U.S. Agencies have jointly issued a proposed rule to amend the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The proposed rule, which would replace the current 5% of total leverage exposure requirement for bank holding companies and the 6% well capitalized standard for IDI subsidiaries, with an eSLR buffer calibrated at 50% of a G-SIBs Method 1 capital surcharge, while also making conforming changes to the TLAC and LTD requirements.
Changes to the eSLR are not expected to materially impact our total leverage-based capital, which already benefits from the custody bank exemption for central bank placements in the SLR denominator from Section 402 of the Economic
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Growth Act (January 2020). Changes to the TLAC and LTD requirement may have limited implications for us, but, are not expected to change our management of TLAC or LTD.

TABLE 36: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2025	December 31, 2024
State Street:
Tier 1 capital	$18,350	$16,615
Average assets	353,779	327,181
Less: adjustments for deductions from tier 1 capital and other	(8,957)	(8,711)
Adjusted average assets for tier 1 leverage ratio	344,822	318,470
Additional SLR exposure	42,799	38,659
Adjustments for deductions of qualifying central bank deposits	(95,993)	(87,496)
Total assets for SLR	$291,628	$269,633
Tier 1 leverage ratio(1)	5.3%	5.2%
Supplementary leverage ratio	6.3	6.2

State Street Bank(2):
Tier 1 capital	$20,572	$19,173
Average assets	349,078	323,086
Less: adjustments for deductions from tier 1 capital and other	(8,568)	(8,332)
Adjusted average assets for tier 1 leverage ratio	340,510	314,754
Additional SLR exposure	43,327	40,299
Adjustments for deductions of qualifying central bank deposits	(95,993)	(87,496)
Total assets for SLR	$287,844	$267,557
Tier 1 leverage ratio(1)	6.0%	6.1%
Supplementary leverage ratio	7.1	7.2

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of June 30, 2025:

TABLE 37: TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2025
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$39,803	28.9%	$29,601	21.5%
Total leverage exposure	39,803	13.6	27,705	9.5
Long-term debt:
Risk-weighted assets	19,953	14.5	9,637	7.0
Total leverage exposure	19,953	6.8	13,123	4.5
State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2025:

TABLE 38: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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
On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $743 million.

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 39: PREFERRED STOCK DIVIDENDS
	Three Months Ended June 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$6	$1,338	$0.33	$6
Series H	—	—	—	2,145	21.45	11
Series I	1,675	16.75	25	2,513	25.13	38
Series J	1,675	16.75	15	—	—	—
Series K	2,311	23.11	17	—	—	—
Total			$63			$55

	Six Months Ended June 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	2,675	0.67	13	2,675	0.67	13
Series H	—	—	—	4,214	42.14	21
Series I	3,350	33.5	50	2,513	25.13	38
Series J	3,350	33.5	29	—	—	—
Series K	2,311	23.11	17	—	—	—
Total			$109			$89
In July 2025, we declared dividends on our Series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in September 2025.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $300 million of our common stock in the second quarter of 2025 under our 2024 share repurchase authorization. Since its inception, we repurchased an aggregate of $1.7 billion of our common stock under the 2024 program through June 30, 2025.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 40: SHARES REPURCHASED
	Three Months Ended June 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.5	$85.78	$300	2.7	$74.52	$200

	Six Months Ended June 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	4.5	$88.87	$400	4.0	$74.09	$300
State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 41: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$217	$0.69	$207

	Six Months Ended June 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.52	$437	$1.38	$415

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 55 to 57 in "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and pages 161 to 163 in Note 15 to the consolidated financial statements in the 2024 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $366.34 billion and $310.81 billion as of June 30, 2025 and December 31, 2024, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $383.57 billion and $325.61 billion as collateral for indemnified securities on loan as of June 30, 2025 and December 31, 2024, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $383.57 billion and $325.61 billion, referenced above, $62.51 billion and $63.66 billion was invested in indemnified repurchase agreements as of June 30, 2025 and December 31, 2024, respectively. We or our agents held $67.18 billion and $68.51 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2025 and December 31, 2024, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 45

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in "Financial Condition" in our Management's Discussion and Analysis in this Form 10-Q, is incorporated by reference herein.
For more information on our market risk refer to pages 99 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K.
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2025, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Fee revenue:
Servicing fees	$1,304	$1,239	$2,579	$2,467
Management fees	562	511	1,124	1,021
Foreign exchange trading services	431	336	793	667
Securities finance	126	108	240	204
Software and processing fees	230	214	455	421
Other fee revenue	66	48	98	98
Total fee revenue	2,719	2,456	5,289	4,878
Net interest income:
Interest income	3,055	2,998	5,977	5,887
Interest expense	2,326	2,263	4,534	4,436
Net interest income	729	735	1,443	1,451
Total revenue	3,448	3,191	6,732	6,329
Provision for credit losses	30	10	42	37
Expenses:
Compensation and employee benefits	1,280	1,099	2,542	2,351
Information systems and communications	523	454	1,020	886
Transaction processing services	260	250	518	498
Occupancy	105	106	208	209
Amortization of other intangible assets	56	60	110	120
Other	305	300	581	718
Total expenses	2,529	2,269	4,979	4,782
Income before income tax expense	889	912	1,711	1,510
Income tax expense	196	201	374	336
Net income	$693	$711	$1,337	$1,174
Net income available to common shareholders	$630	$655	$1,227	$1,073
Earnings per common share:
Basic	$2.20	$2.18	$4.27	$3.56
Diluted	2.17	2.15	4.21	3.52
Average common shares outstanding (in thousands):
Basic	286,281	300,564	287,415	301,278
Diluted	290,490	304,765	291,596	305,354
Cash dividends declared per common share	$0.76	$0.69	$1.52	$1.38
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2025	2024
Net income	$693	$711
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($150) and $16, respectively	374	(8)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $26 and $7, respectively	64	27
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $12 and $12, respectively	33	36
Other comprehensive income	471	55
Total comprehensive income	$1,164	$766

	Six Months Ended June 30,
(In millions)	2025	2024
Net income	$1,337	$1,174
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($228) and $69, respectively	538	(115)
Net unrealized gains (losses) on investment securities, net of reclassification adjustment and net of related taxes of $67 and $77, respectively	175	225
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $22 and ($29), respectively	63	(77)
Net unrealized gains on retirement plans, net of related taxes of $2, and $3, respectively	3	7
Other comprehensive income	779	40
Total comprehensive income	$2,116	$1,214

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2025	December 31, 2024
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,020	$3,145
Interest-bearing deposits with banks	118,835	112,957
Securities purchased under resale agreements	8,275	6,679
Trading account assets	791	768
Investment securities available-for-sale	70,603	58,895
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $38,485 and $41,906)	43,286	47,727
Loans (less allowance for credit losses on loans of $179 and $174)	47,100	43,026
Premises and equipment (net of accumulated depreciation of $6,824 and $6,461)	2,942	2,715
Accrued interest and fees receivable	4,589	4,034
Goodwill	7,918	7,691
Other intangible assets	1,014	1,089
Other assets	67,344	64,514
Total assets	$376,717	$353,240
Liabilities:
Deposits:
Non-interest-bearing	$34,569	$33,180
Interest-bearing - U.S.	169,444	166,483
Interest-bearing - non-U.S.	79,011	62,257
Total deposits	283,024	261,920
Securities sold under repurchase agreements	2,377	3,681
Other short-term borrowings	9,844	9,840
Accrued expenses and other liabilities	28,254	29,201
Long-term debt	25,911	23,272
Total liabilities	349,410	327,914
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 285,561,974 and 288,766,452 shares outstanding	504	504
Surplus	10,698	10,722
Retained earnings	30,373	29,582
Accumulated other comprehensive income (loss)	(1,321)	(2,100)
Treasury stock, at cost (218,317,668 and 215,113,190 shares)	(16,506)	(16,198)
Total shareholders’ equity	27,307	25,326
Total liabilities and shareholders' equity	$376,717	$353,240

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income (loss)						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)			(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433
Net income					711				711
Other comprehensive income (loss)						55			55
Cash dividends declared:
Common stock -$0.69 per share					(207)				(207)
Preferred stock					(55)				(55)
Common stock acquired							2,684	(200)	(200)
Common stock awards exercised				(3)			(412)	29	26
Other							2	(1)	(1)
Balance at June 30, 2024	$2,468	503,880	$504	$10,721	$28,615	$(2,314)	204,649	$(15,232)	$24,762

Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income (loss)						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692
Net income					693				693
Other comprehensive income (loss)						471			471
Cash dividends declared:
Common stock - $0.76 per share					(217)				(217)
Preferred stock					(63)				(63)
Common stock acquired							3,497	(303)	(303)
Common stock awards exercised				5			(384)	27	32
Other					1		2	1	2
Balance at June 30, 2025	$3,559	503,880	$504	$10,698	$30,373	$(1,321)	218,318	$(16,506)	$27,307

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2025	2024
Operating Activities:
Net income	$1,337	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(64)	17
Amortization of other intangible assets	110	120
Other non-cash adjustments for depreciation, amortization and accretion, net	95	222
Provision for credit losses	42	37
Change in trading account assets, net	(22)	(7)
Change in accrued interest and fees receivable, net	(555)	(256)
Change in collateral deposits, net	(13,138)	(7,097)
Change in unrealized losses (gains) on foreign exchange derivatives, net	5,909	(4,394)
Change in other assets, net	(2,680)	717
Change in accrued expenses and other liabilities, net	2,639	820
Other, net	282	159
Net cash used in operating activities	(6,045)	(8,488)
Investing Activities:
Net increase in interest-bearing deposits with banks	(5,879)	(12,211)
Net (increase) decrease in securities purchased under resale agreements	(1,595)	352
Proceeds from sales of available-for-sale securities	7,521	1,479
Proceeds from maturities of available-for-sale securities	16,242	8,397
Purchases of available-for-sale securities	(32,205)	(22,416)
Proceeds from maturities of held-to-maturity securities	4,708	6,020
Purchases of held-to-maturity securities	—	(5)
Sale of loans	151	202
Net increase in loans	(3,285)	(3,232)
Business acquisitions, net of cash acquired	—	(194)
Purchases of equity investments and other long-term assets	(259)	(48)
Purchases of premises and equipment, net	(545)	(443)
Other, net	155	(75)
Net cash used in investing activities	(14,991)	(22,174)
Financing Activities:
Net decrease in time deposits	(1,941)	(3,759)
Net increase in all other deposits	23,036	21,951
Net (decrease) increase in securities sold under repurchase agreements	(1,304)	849
Net increase in other short-term borrowings	4	9,911
Proceeds from issuance of long-term debt, net of issuance costs	4,728	996
Payments for long-term debt and obligations under finance leases	(2,325)	(24)
Payments for redemption of preferred stock	—	(1,000)
Proceeds from issuance of preferred stock, net of issuance costs	743	1,481
Repurchases of common stock	(400)	(319)
Repurchases of common stock for employee tax withholding	(71)	(55)
Payments for cash dividends	(549)	(506)
Other, net	(10)	(12)
Net cash provided by financing activities	21,911	29,513
Net increase (decrease) in cash and due from banks	875	(1,149)
Cash and due from banks at beginning of period	3,145	4,047
Cash and due from banks at end of period	$4,020	$2,898

Supplemental disclosure:
Interest paid	$4,480	$4,199
Income taxes paid, net	369	248

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2024 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2024 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of June 30, 2025 and December 31, 2024, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.3 billion and $0.8 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $2.0 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of June 30, 2025:

Standard	Description	Effective Date	Effects on the financial statements or other significant matters
ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures
The amendments require disclosure of information about certain costs and expenses in both interim and annual reporting periods. Specified information includes expense amounts relating to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses with the definition thereof.
		Annual reporting for period ending December 31, 2027 and for interim reporting in 2028	We are currently evaluating the disclosure impact of the new standard.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments related to the rate reconciliation and income taxes paid disclosures and require disclosures of (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additional amendments require (1) disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission regulations, and (2) remove disclosures that no longer are considered cost beneficial or relevant.	Annual reporting for period ending December 31, 2025	We do not expect the adoption of the new standard to have a material impact on our financial statements.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of June 30, 2025; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 130 to 135 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$35	$—	$—		$35
Non-U.S. government securities	—	133	—		133
Other	—	623	—		623
Total trading account assets	$35	$756	$—		$791
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$26,811	$—	$—		$26,811
Mortgage-backed securities	—	14,867	—		14,867
Total U.S. Treasury and federal agencies	26,811	14,867	—		41,678
Non-U.S. debt securities:
Mortgage-backed securities	—	3,009	—		3,009
Asset-backed securities	—	2,462	—		2,462
Non-U.S. sovereign, supranational and non-U.S. agency	—	16,508	—		16,508
Other	—	3,271	—		3,271
Total non-U.S. debt securities	—	25,250	—		25,250
Asset-backed securities:
Student loans	—	84	—		84
Collateralized loan obligations	—	3,440	—		3,440
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,619	—		3,619
State and political subdivisions	—	30	—		30
Other U.S. debt securities	—	26	—		26
Total available-for-sale investment securities	$26,811	$43,792	$—		$70,603
Other assets:
Derivative instruments:
Foreign exchange contracts	$1	$26,150	$3	$(16,679)	$9,475
Interest rate contracts	—	45	—	(45)	—
Total derivative instruments	1	26,195	3	(16,724)	9,475
Other	23	754	—	—	777
Total assets carried at fair value	$26,870	$71,497	$3	$(16,724)	$81,646
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$3	$26,235	$1	$(15,650)	$10,589
Interest rate contracts	4	3	—	(3)	4
Other derivative contracts	1	193	—	—	194
Total derivative instruments	8	26,431	1	(15,653)	10,787
Total liabilities carried at fair value	$8	$26,431	$1	$(15,653)	$10,787

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $3.07 billion and $2.00 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.
State Street Corporation | 53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	121	—		121
Other	—	613	—		613
Total trading account assets	$34	$734	$—		$768
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$23,525	$—	$—		$23,525
Mortgage-backed securities	—	10,566	—		10,566
Total U.S. Treasury and federal agencies	23,525	10,566	—		34,091
Non-U.S. debt securities:
Mortgage-backed securities	—	2,430	—		2,430
Asset-backed securities	—	1,868	—		1,868
Non-U.S. sovereign, supranational and non-U.S. agency	—	13,939	—		13,939
Other	—	2,821	—		2,821
Total non-U.S. debt securities	—	21,058	—		21,058
Asset-backed securities:
Student loans	—	90	—		90
Collateralized loan obligations	—	3,453	—		3,453
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,638	—		3,638
State and political subdivisions	—	56	—		56
Other U.S. debt securities	—	52	—		52
Total available-for-sale investment securities	$23,525	$35,370	$—		$58,895
Other assets:
Derivative instruments:
Foreign exchange contracts	$16	$29,422	$1	$(18,262)	$11,177
Interest rate contracts	5	23	—	(23)	5
Other derivative contracts	1	—	—	—	1
Total derivative instruments	22	29,445	1	(18,285)	11,183
Other	20	747	—	—	767
Total assets carried at fair value	$23,601	$66,296	$1	$(18,285)	$71,613
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$28,904	$—	$(22,527)	$6,377
Interest rate contracts	—	1	—	(1)	—
Other derivative contracts	—	219	—	—	219
Total derivative instruments	—	29,124	—	(22,528)	6,596
Total liabilities carried at fair value	$—	$29,124	$—	$(22,528)	$6,596

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $1.86 billion and $6.10 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2025
Financial Assets:
Cash and due from banks	$4,020	$4,020	$4,020	$—	$—
Interest-bearing deposits with banks	118,835	118,835	—	118,835	—
Securities purchased under resale agreements	8,275	8,275	—	8,275	—
Investment securities held-to-maturity	43,286	38,485	3,032	35,453	—
Net loans(1)	47,100	46,976	—	45,318	1,658
Other(2)	4	4	—	4	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,569	$34,569	$—	$34,569	$—
Interest-bearing - U.S.	169,444	169,444	—	169,444	—
Interest-bearing - non-U.S.	79,011	79,011	—	79,011	—
Securities sold under repurchase agreements	2,377	2,377	—	2,377	—
Other short-term borrowings	9,844	9,844	—	9,844	—
Long-term debt	25,911	25,799	—	25,713	86
Other(2)	4	4	—	4	—

(1) Includes $17 million of loans classified as held-for-sale that were measured at fair value in level 2 as of June 30, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and due from banks	$3,145	$3,145	$3,145	$—	$—
Interest-bearing deposits with banks	112,957	112,957	—	112,957	—
Securities purchased under resale agreements	6,679	6,679	—	6,679	—
Investment securities held-to-maturity	47,727	41,906	5,354	36,552	—
Net loans(1)	43,026	42,839	—	41,097	1,742
Other(2)	6,752	6,752	—	6,752	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,180	$33,180	$—	$33,180	$—
Interest-bearing - U.S.	166,483	166,483	—	166,483	—
Interest-bearing - non-U.S.	62,257	62,257	—	62,257	—
Securities sold under repurchase agreements	3,681	3,681	—	3,681	—
Other short-term borrowings	9,840	9,840	—	9,840	—
Long-term debt	23,272	23,078	—	22,882	196
Other(2)	6,752	6,752	—	6,752	—

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2024.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
information on our accounting for investment securities, refer to page 136 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in other fee revenue in our consolidated statement of income. AFS securities are carried at fair value, with any allowance for credit losses recorded through the consolidated statement of income and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) from sales of available-for-sale securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, with any allowance for credit losses recorded through the consolidated statement of income.
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	As of June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$26,828	$30	$47	$26,811	$23,539	$38	$52	$23,525
Mortgage-backed securities(1)	14,963	38	134	14,867	10,699	21	154	10,566
Total U.S. Treasury and federal agencies	41,791	68	181	41,678	34,238	59	206	34,091
Non-U.S. debt securities:
Mortgage-backed securities	3,004	6	1	3,009	2,426	5	1	2,430
Asset-backed securities(2)	2,458	6	2	2,462	1,865	5	2	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	16,413	111	16	16,508	13,954	54	69	13,939
Other(3)	3,220	52	1	3,271	2,787	38	4	2,821
Total non-U.S. debt securities	25,095	175	20	25,250	21,032	102	76	21,058
Asset-backed securities:
Student loans(4)	84	—	—	84	89	1	—	90
Collateralized loan obligations(5)	3,435	5	—	3,440	3,447	6	—	3,453
Non-agency CMBS and RMBS(6)	—	4	—	4	1	3	—	4
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	3,609	10	—	3,619	3,627	11	—	3,638
State and political subdivisions	30	—	—	30	56	—	—	56
Other U.S. debt securities(7)	27	—	1	26	53	—	1	52
Total available-for-sale securities(8)	$70,552	$253	$202	$70,603	$59,006	$172	$283	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,059	$—	$19	$3,040	$5,417	$—	$55	$5,362
Mortgage-backed securities(9)	34,530	10	4,726	29,814	36,101	2	5,677	30,426
Total U.S. Treasury and federal agencies	37,589	10	4,745	32,854	41,518	2	5,732	35,788
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	3,299	10	46	3,263	3,673	7	73	3,607
Total non-U.S. debt securities	3,299	10	46	3,263	3,673	7	73	3,607
Asset-backed securities:
Student loans(4)	2,398	4	34	2,368	2,536	4	29	2,511
Total asset-backed securities	2,398	4	34	2,368	2,536	4	29	2,511
Total held-to-maturity securities(8)	$43,286	$24	$4,825	$38,485	$47,727	$13	$5,834	$41,906

(1) As of June 30, 2025 and December 31, 2024, the total fair value included $4.14 billion and $4.36 billion, respectively, of agency CMBS and $6.06 billion and $6.20 billion, respectively, of agency MBS.
(2) As of June 30, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.85 billion and $0.70 billion, respectively.
(3) As of June 30, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.61 billion and $2.54 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of both June 30, 2025 and December 31, 2024.
(7) As of June 30, 2025 and December 31, 2024, the fair value of U.S. corporate bonds was $0.03 billion and $0.05 billion, respectively.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended June 30, 2025 and December 31, 2024.
(9) As of June 30, 2025 and December 31, 2024, the total amortized cost included $5.14 billion and $5.18 billion of agency CMBS, respectively.
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $82.04 billion and $86.70 billion as of June 30, 2025 and December 31, 2024, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and six months ended June 30, 2025, proceeds from sales of AFS securities were approximately $5.47 billion and $7.52 billion, respectively, primarily from sales of agency MBS, U.S. Treasury, and supranational securities. We recognized a pre-tax gain of nil from these sales in both the three and six months ended June 30, 2025.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,955	$7	$10,248	$40	$21,203	$47
Mortgage-backed securities	4,229	51	4,209	83	8,438	134
Total U.S. Treasury and federal agencies	15,184	58	14,457	123	29,641	181
Non-U.S. debt securities:
Mortgage-backed securities	476	1	111	—	587	1
Asset-backed securities	381	1	340	1	721	2
Non-U.S. sovereign, supranational and non-U.S. agency	2,694	2	2,416	14	5,110	16
Other	256	—	130	1	386	1
Total non-U.S. debt securities	3,807	4	2,997	16	6,804	20
Asset-backed securities:
Student loans	11	—	—	—	11	—
Collateralized loan obligations	642	—	—	—	642	—
Total asset-backed securities	653	—	—	—	653	—
State and political subdivisions	4	—	—	—	4	—
Other U.S. debt securities	3	—	23	1	26	1
Total	$19,651	$62	$17,477	$140	$37,128	$202

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,113	$25	$2,435	$27	$10,548	$52
Mortgage-backed securities	3,742	59	4,360	95	8,102	154
Total U.S. Treasury and federal agencies	11,855	84	6,795	122	18,650	206
Non-U.S. debt securities:
Mortgage-backed securities	730	1	225	—	955	1
Asset-backed securities	387	—	506	2	893	2
Non-U.S. sovereign, supranational and non-U.S. agency	4,695	49	2,695	20	7,390	69
Other	312	2	116	2	428	4
Total non-U.S. debt securities	6,124	52	3,542	24	9,666	76
Asset-backed securities:
Student loans	12	—	—	—	12	—
Collateralized loan obligations	684	—	—	—	684	—
Total asset-backed securities	696	—	—	—	696	—
State and political subdivisions	—	—	26	—	26	—
Other U.S. debt securities	3	—	49	1	52	1
Total	$18,678	$136	$10,412	$147	$29,090	$283
State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of June 30, 2025. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2025
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,190	$8,185	$18,554	$18,542	$84	$84	$—	$—	$26,828	$26,811
Mortgage-backed securities	158	158	1,765	1,762	2,233	2,212	10,807	10,735	14,963	14,867
Total U.S. Treasury and federal agencies	8,348	8,343	20,319	20,304	2,317	2,296	10,807	10,735	41,791	41,678
Non-U.S. debt securities:
Mortgage-backed securities	179	179	527	528	—	—	2,298	2,302	3,004	3,009
Asset-backed securities	173	173	441	441	1,239	1,242	605	606	2,458	2,462
Non-U.S. sovereign, supranational and non-U.S. agency	3,706	3,708	11,441	11,537	1,266	1,263	—	—	16,413	16,508
Other	611	612	2,509	2,557	100	102	—	—	3,220	3,271
Total non-U.S. debt securities	4,669	4,672	14,918	15,063	2,605	2,607	2,903	2,908	25,095	25,250
Asset-backed securities:
Student loans	23	23	—	—	10	10	51	51	84	84
Collateralized loan obligations	162	163	91	91	1,710	1,712	1,472	1,474	3,435	3,440
Non-agency CMBS and RMBS	—	—	—	—	—	—	—	4	—	4
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	185	186	181	182	1,720	1,722	1,523	1,529	3,609	3,619
State and political subdivisions	4	4	26	26	—	—	—	—	30	30
Other U.S. debt securities	3	3	24	23	—	—	—	—	27	26
Total	$13,209	$13,208	$35,468	$35,598	$6,642	$6,625	$15,233	$15,172	$70,552	$70,603
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,787	$2,773	$264	$259	$1	$1	$7	$7	$3,059	$3,040
Mortgage-backed securities	149	138	3,223	2,927	1,707	1,496	29,451	25,253	34,530	29,814
Total U.S. Treasury and federal agencies	2,936	2,911	3,487	3,186	1,708	1,497	29,458	25,260	37,589	32,854
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,702	1,683	1,503	1,488	94	92	—	—	3,299	3,263
Total non-U.S. debt securities	1,702	1,683	1,503	1,488	94	92	—	—	3,299	3,263
Asset-backed securities:
Student loans	138	135	402	401	475	473	1,383	1,359	2,398	2,368
Total asset-backed securities	138	135	402	401	475	473	1,383	1,359	2,398	2,368
Total	$4,776	$4,729	$5,392	$5,075	$2,277	$2,062	$30,841	$26,619	$43,286	$38,485

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
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to pages 140 to 141 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of June 30, 2025, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both June 30, 2025 and December 31, 2024, we had no allowance for credit losses on HTM and AFS investment securities. In the second quarter of 2025, we recorded no provision for credit losses and no charge-offs on HTM and AFS investment securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $5.03 billion related to 1,447 securities as of June 30, 2025 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of June 30, 2025, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations in loan form, overdrafts and other loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 141 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$17,366	$16,347
Leveraged loans	2,878	2,742
Overdrafts	2,101	1,208
Collateralized loan obligations in loan form	50	50
Other(3)	1,935	3,220
Commercial real estate	2,551	2,842
Total domestic	$26,881	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$7,120	$6,601
Leveraged loans	1,168	1,082
Overdrafts	1,909	772
Collateralized loan obligations in loan form	10,201	8,336
Total foreign	20,398	16,791
Total loans(4)	47,279	43,200
Allowance for credit losses	(179)	(174)
Loans, net of allowance	$47,100	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $12.66 billion private equity capital call finance loans, $7.80 billion loans to real money funds and $1.50 billion loans to business development companies as of June 30, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $1.74 billion securities finance loans and $190 million loans to municipalities as of June 30, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of June 30, 2025, excluding overdrafts, floating rate loans totaled $40.68 billion and fixed rate loans totaled $2.59 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
The commercial and financial segment is composed of primarily fund finance loans, purchased leveraged loans, collateralized loan obligations in loan form, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients. These classifications reflect their
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2025 and December 31, 2024, the loans pledged as collateral totaled $16.16 billion and $13.90 billion, respectively.
As of June 30, 2025, we had three loans totaling $192 million on non-accrual status, of which one loan totaling $37 million was more than 90 days contractually past due. As of December 31, 2024, we had two loans totaling $191 million, on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due.
In the second quarter of 2025, we originated $1.17 billion of collateralized loan obligations in loan form, which were all investment grade.
We sold $63 million of leveraged loans in the second quarter of 2025, of which $17 million remained unsettled and was held-for-sale and carried at the lower of cost or market as of June 30, 2025. We recorded a charge-off against the allowance for these loans of $1 million in the second quarter of 2025.
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
The allowance for credit losses as reported in our consolidated statement of condition is adjusted by the provision for credit losses, which is reported in earnings, and reduced by the charge-off of principal amounts, net of recoveries.
We measure expected credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. Each reporting period, we assess whether the assets in the pool continue to display similar risk characteristics.
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of June 30, 2025, we had three loans totaling $53 million in the commercial and financial segment and five loans totaling $366 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of June 30, 2025, $94 million of our allowance for credit losses was related to these loans.
When the asset is collateral-dependent, which means when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the allowance for credit losses are determined based on the fair value of the collateral, adjusted for the estimated costs to sell.
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
For additional information on the allowance for credit losses, refer to pages 141 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of June 30, 2025.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Speculative, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 87% of our loans were rated as investment grade as of June 30, 2025 with external credit ratings, or equivalent, of "BBB-" or better.
•Speculative: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as speculative account for approximately 11% of our loans as of June 30, 2025, and are concentrated in leveraged loans. Approximately 87% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of June 30, 2025.
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
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded loans to counterparties by risk rating, as noted above, as of the dates indicated:

June 30, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$39,700	$1,491	$41,191
Speculative	4,762	649	5,411
Special mention	196	45	241
Substandard	53	174	227
Doubtful	—	192	192
Total(1)(2)	$44,711	$2,551	$47,262

December 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$35,831	$1,969	$37,800
Speculative	4,278	409	4,687
Special mention	187	62	249
Substandard	48	211	259
Doubtful	—	191	191
Total(1)(2)	$40,344	$2,842	$43,186

(1) Loans include $4.01 billion and $1.98 billion of overdrafts as of June 30, 2025 and December 31, 2024, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of June 30, 2025, $3.81 billion overdrafts were investment grade and $0.20 billion overdrafts were speculative.
(2) Total does not include $17 million and $14 million of loans classified as held-for-sale as of June 30, 2025 and December 31, 2024, respectively.
For additional information about credit quality, refer to pages 142 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of June 30, 2025. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,456	$856	$183	$39	$32	$195	$17,093	$20,854
Speculative	528	1,709	172	114	280	115	493	3,411
Special mention	—	49	—	—	—	—	—	49
Substandard	—	—	—	12	—	—	—	12
Total commercial and financing	$2,984	$2,614	$355	$165	$312	$310	$17,586	$24,326
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$83	$344	$317	$706	$—	$1,491
Speculative	—	—	133	20	31	465	—	649
Special mention	—	—	—	—	—	45	—	45
Substandard	—	—	—	—	—	174	—	174
Doubtful	67	—	—	—	—	125	—	192
Total commercial real estate	$67	$41	$216	$364	$348	$1,515	$—	$2,551
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,901	$3,931	$1,381	$671	$1,770	$—	$6,192	$18,846
Speculative	219	592	50	58	169	80	183	1,351
Special mention	46	48	22	—	5	26	—	147
Substandard	—	—	—	—	41	—	—	41
Total commercial and financing	$5,166	$4,571	$1,453	$729	$1,985	$106	$6,375	$20,385

Total loans(2)	$8,217	$7,226	$2,024	$1,258	$2,645	$1,931	$23,961	$47,262

(1) Any reserve associated with accrued interest is not material. As of June 30, 2025, accrued interest receivable of $359 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $17 million of loans classified as held-for-sale as of June 30, 2025.
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2024:

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,946	$223	$89	$47	$6	$197	$18,044	$20,552
Speculative	1,834	173	154	387	53	155	136	2,892
Special mention	47	10	—	54	—	—	—	111
Substandard	—	—	12	—	—	—	—	12
Total commercial and financing	$3,827	$406	$255	$488	$59	$352	$18,180	$23,567
Commercial real estate:
Risk Rating:
Investment grade	$41	$63	$488	$278	$128	$971	$—	$1,969
Speculative	—	153	20	69	100	67	—	409
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	211	—	211
Doubtful	—	—	—	—	—	191	—	191
Total commercial real estate	$41	$216	$508	$347	$228	$1,502	$—	$2,842
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,243	$1,796	$1,152	$2,187	$—	$—	$5,901	$15,279
Speculative	607	174	44	246	46	43	226	1,386
Special mention	—	35	26	15	—	—	—	76
Substandard	—	—	—	36	—	—	—	36
Total commercial and financing	$4,850	$2,005	$1,222	$2,484	$46	$43	$6,127	$16,777

Total loans(2)	$8,718	$2,627	$1,985	$3,319	$333	$1,897	$24,307	$43,186

(1) Any reserve associated with accrued interest is not material. As of December 31, 2024, accrued interest receivable of $327 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $14 million of loans classified as held-for-sale as of December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended June 30, 2025
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$65	$6	$105	$10	$—	$186
Provision	7	1	19	2	1	30
Charge-offs(2)	(1)	—	(23)	—	—	(24)
Ending balance	$71	$7	$101	$12	$1	$192

(1) Includes $5 million allowance for credit losses on fund finance loans and $2 million on other loans.
(2) Related to the restructuring of a commercial real estate loan and the sale of certain leveraged loans in the three months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$—	$183
Provision	13	3	22	3	1	42
Charge-offs(2)	(10)	—	(23)			(33)
Ending balance	$71	$7	$101	$12	$1	$192

(1) Includes $5 million allowance for credit losses on fund finance loans and $2 million on other loans.
(2) Related to the restructuring of a commercial real estate loan and the sale of certain leveraged loans in the six months ended June 30, 2025.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$71	$4	$60	$1	$10	$146
Provision	(4)	—	16	—	(2)	10
Charge-offs(2)	(11)	—	—	—	—	(11)
Ending balance	$56	$4	$76	$1	$8	$145

(1) Includes $3 million allowance for credit losses on fund finance loans and $1 million on other loans.
(2) Related to the sale of leveraged loans in the three months ended June 30, 2024.

	Six Months Ended June 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	150
Provision	1	1	41	—	(6)	37
Charge-offs(2)	(17)	—	(25)	—	—	(42)
Ending balance	$56	$4	$76	$1	$8	$145

(1) Includes $3 million allowance for credit losses on fund finance loans and $1 million on other loans.
(2) Related to the sale of commercial real estate and leveraged loans in the six months ended June 30, 2024.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the second quarter of 2025, we recorded a $30 million provision for credit losses, compared to $10 million in the same period of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate loans.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions	189	—	189
Foreign currency translation	(107)	(2)	(109)
Ending balance December 31, 2024	7,428	263	7,691
Foreign currency translation	222	5	227
Ending balance June 30, 2025	$7,650	$268	$7,918
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2023	$1,293	$27	$1,320
Acquisitions	7	13	20
Amortization	(216)	(14)	(230)
Foreign currency translation	(21)	—	(21)
Ending balance December 31, 2024	1,063	26	1,089
Amortization	(107)	(3)	(110)
Foreign currency translation	35	—	35
Ending balance June 30, 2025	$991	$23	$1,014
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,814	$(2,069)	$745
Technology	405	(275)	130
Core deposits	703	(579)	124
Other	103	(88)	15
Total	$4,025	$(3,011)	$1,014

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,706	$(1,919)	$787
Technology	401	(252)	149
Core deposits	677	(540)	137
Other	95	(79)	16
Total	$3,879	$(2,790)	$1,089
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Securities borrowed(1)	$39,952	$37,451
Derivative instruments, net	9,475	11,183
Bank-owned life insurance	3,911	3,856
Collateral, net	3,710	3,216
Investments in joint ventures and other unconsolidated entities(2)	3,342	3,317
Right-of-use assets	875	818
Prepaid expenses	866	738
Deferred tax assets, net of valuation allowance(3)	691	701
Receivable for securities settlement	431	57
Income taxes receivable	416	144
Accounts receivable	294	504
Other(4)	3,381	2,529
Total	$67,344	$64,514

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $456 million and $341 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.77 billion and $1.04 billion as of June 30, 2025 and December 31, 2024, respectively.
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to page 150 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to pages 150 and 151 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities, including long-term debt and AFS securities. We use interest rate and FX contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates and FX rates, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2025, is approximately $93 million. The maximum length of time over which forecasted cash flows are hedged is five years.
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
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$64,124	$47,222
Foreign exchange contracts:
Forward, swap and spot	3,046,843	2,612,945
Options purchased	625	466
Options written	172	145
Futures	754	359
Other:
Futures	112	155
Stable value contracts(1)	18,894	25,271
Deferred value awards(2)	279	253
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	41,540	33,302
Foreign exchange contracts:
Forward and swap	11,056	10,260

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to page 151 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$26,154	$29,116	$25,870	$28,904
Other derivative contracts	—	1	194	219
Total	$26,154	$29,117	$26,064	$29,123

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$323	$369	$—
Interest rate contracts	45	28	7	1
Total	$45	$351	$376	$1

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$279	$208	$512	$415
Foreign exchange contracts	Interest expense	42	64	125	113
Interest rate contracts	Foreign exchange trading services revenue	6	2	12	9
Other derivative contracts	Other fee revenue	(10)	(1)	(4)	(3)
Other derivative contracts	Compensation and employee benefits	(16)	(23)	(51)	(72)
Total		$301	$250	$594	$462
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$16,352	$(78)	$85
Available-for-sale securities(2)(3)	21,818	45	1

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,951	$(323)	$103
Available-for-sale securities(2)(3)	18,666	(376)	1

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At June 30, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $3.70 billion and $3.32 billion, respectively, of which $1.82 billion and $1.82 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At June 30, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was $23 million and ($26) million, respectively.
(3) Carrying amount represents amortized cost.
As of June 30, 2025 and December 31, 2024, the total notional amount of the interest rate swaps of fair value hedges was $35.42 billion and $31.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2025	2024			2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(154)	$(59)	Available-for-sale securities(1)	Net interest income	$154	$59
Interest rate contracts	Net interest income	95	24	Long-term debt	Net interest income	(95)	(24)
Foreign exchange contracts	Other fee revenue	(4)	5	Available-for-sale securities	Other fee revenue	4	(5)
Total		$(63)	$(30)			$63	$30

		Six Months Ended June 30,				Six Months Ended June 30,
		2025	2024			2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(388)	$43	Available-for-sale securities(2)	Net interest income	$388	$(42)
Interest rate contracts	Net interest income	245	(36)	Long-term debt	Net interest income	(245)	36
Foreign exchange contracts	Other fee revenue	(1)	5	Available-for-sale securities	Other fee revenue	1	(5)
Total		$(144)	$12			$144	$(11)

(1) In the three months ended June 30, 2025, approximately $110 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $43 million of net unrealized losses in the same period of 2024.
(2) In the six months ended June 30, 2025, approximately $320 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $32 million of net unrealized gains in the same period of 2024.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2025	2024
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$10	$(7)	Net interest income	$(36)	$(55)
Foreign exchange contracts	—	—	Net interest income	—	—
Total derivatives designated as cash flow hedges	$10	$(7)		$(36)	$(55)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(622)	$58	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(622)	58		—	—
Total	$(612)	$51		$(36)	$(55)

	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$12	$(21)	Net interest income	$(73)	$(110)
Foreign exchange contracts	—	59	Net interest income	—	254
Total derivatives designated as cash flow hedges	$12	$38		$(73)	$144

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(907)	$243	Gains (Losses) related to investment securities, net	$—	$—
Total derivatives designated as net investment hedges	(907)	243		—	—
Total	$(895)	$281		$(73)	$144

(1) As of June 30, 2025, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of June 30, 2025 totaled approximately $5.75 billion, against which we provided $2.02 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of June 30, 2025, the maximum additional collateral we would be required to post to our counterparties is approximately $3.73 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 154 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
As of June 30, 2025 and December 31, 2024, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $4.90 billion and $11.41 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $4.24 million and $2.76 billion, respectively.
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$26,154	$(13,650)	$12,504	$—	$12,504
Interest rate contracts(6)	45	(3)	42	—	42
Cash collateral and securities netting	NA	(3,071)	(3,071)	(2,716)	(5,787)
Total derivatives	26,199	(16,724)	9,475	(2,716)	6,759
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	329,126	(280,899)	48,227	(45,983)	2,244
Total derivatives and other financial instruments	$355,325	$(297,623)	$57,702	$(48,699)	$9,003

Assets:	December 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$29,439	$(16,424)	$13,015	$—	$13,015
Interest rate contracts(6)	28	(1)	27	—	27
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(1,860)	(1,860)	(1,197)	(3,057)
Total derivatives	29,468	(18,285)	11,183	(1,197)	9,986
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	276,151	(232,021)	44,130	(42,589)	1,541
Total derivatives and other financial instruments	$305,619	$(250,306)	$55,313	$(43,786)	$11,527

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
(7) Included in the $48.23 billion as of June 30, 2025 were $8.28 billion of resale agreements and $39.95 billion of collateral provided related to securities borrowing. Included in the $44.13 billion as of December 31, 2024 were $6.68 billion of resale agreements and $37.45 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2025
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$26,239	$(13,651)	$12,588	$—	$12,588
Interest rate contracts(6)	7	(3)	4	—	4
Other derivative contracts	194	—	194	—	194
Cash collateral and securities netting	NA	(1,999)	(1,999)	(760)	(2,759)
Total derivatives	26,440	(15,653)	10,787	(760)	10,027
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	287,937	(280,899)	7,038	(6,607)	431
Total derivatives and other financial instruments	$314,377	$(296,552)	$17,825	$(7,367)	$10,458
State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities:	December 31, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$28,904	$(16,424)	$12,480	$—	$12,480
Interest rate contracts(6)	1	(1)	—	—	—
Other derivative contracts	219	—	219	—	219
Cash collateral and securities netting	NA	(6,103)	(6,103)	(1,572)	(7,675)
Total derivatives	29,124	(22,528)	6,596	(1,572)	5,024
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	250,032	(232,021)	18,011	(17,835)	176
Total derivatives and other financial instruments	$279,156	$(254,549)	$24,607	$(19,407)	$5,200

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
(7) Included in the $7.04 billion as of June 30, 2025 were $2.38 billion of repurchase agreements and $4.66 billion of collateral received related to securities lending transactions. Included in the $18.01 billion as of December 31, 2024 were $3.68 billion of repurchase agreements and $14.33 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of June 30, 2025					As of December 31, 2024
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$268,188	$989	$1,375	$—	$270,552	$223,095	$350	$1,277	$2,500	$227,222
Total	268,188	989	1,375	—	270,552	223,095	350	1,277	2,500	227,222
Securities lending transactions:
US Treasury and agency securities	151	2,879	—	—	3,030	152	—	—	—	152
Corporate debt securities	216	—	—	—	216	193	—	—	—	193
Equity securities	9,157	—	25	4,953	14,135	11,181	13	—	4,519	15,713
Other(1)	4	—	—	—	4	6,752	—	—	—	6,752
Total	9,528	2,879	25	4,953	17,385	18,278	13	—	4,519	22,810
Gross amount of recognized liabilities for repurchase agreements and securities lending	$277,716	$3,868	$1,400	$4,953	$287,937	$241,373	$363	$1,277	$7,019	$250,032

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to page 157 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Commitments:
Unfunded credit facilities	$35,127	$34,191
Guarantees(1):
Indemnified securities financing	$366,337	$310,814
Standby letters of credit	780	908

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 71% and 75% of our unfunded commitments to extend credit expire within one year as of June 30, 2025 and December 31, 2024, respectively.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to page 157 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2025	December 31, 2024
Fair value of indemnified securities financing	$366,337	$310,814
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	383,573	325,611
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	62,506	63,655
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	67,179	68,507
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2025 and December 31,
2024, we had approximately $39.95 billion and $37.45 billion, respectively, of collateral provided and approximately $4.66 billion and $14.33 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both June 30, 2025 and December 31, 2024, we did not record any liabilities under these arrangements.
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
As of June 30, 2025, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $6 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2025, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $45 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Pension Risk Transfer Litigation
State Street Global Advisors Trust Company (Trust Co) is named as a defendant in a series of purported class action complaints filed by participants in pension plans where, in each case, Trust Co was hired as independent fiduciary on behalf of the pension plan to conduct an ERISA-compliant due diligence review of potential insurers who could assume the plan’s liabilities and satisfy its payment obligations through the purchase of a group annuity contract, consistent with DOL guidance. The complaints, collectively, allege violations of ERISA’s fiduciary and prohibited transaction rules against Trust Co, the plan sponsors, and others.
German Tax Matter
In connection with a routine audit including the period 2013-2015, German tax authorities have determined that State Street should have withheld, and is secondarily liable for, certain taxes on
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
dividends paid on securities of German issuers held as collateral over dividend record dates in client lending transactions with counterparties outside of Germany. This determination is subject to review in proceedings in which State Street will in due course contest these conclusions, in addition to separately seeking relief from those determined to be primarily liable.
State of Texas et al v. Blackrock, Inc. et al
In November 2024, eleven state Attorneys General filed a complaint in Federal Court in the Eastern District of Texas against State Street, BlackRock and Vanguard, alleging antitrust violations on the theory that the three companies conspired to artificially suppress coal supply, resulting in harm to American consumers in the form of higher electricity costs.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $242 million and $237 million as of June 30, 2025 and December 31, 2024, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2017. Management believes that we have sufficiently accrued liabilities as of June 30, 2025 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 159 to 161 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2024 Form 10-K.
Interests in Investment Funds
As of both June 30, 2025 and December 31, 2024, we had no consolidated funds. As of both
June 30, 2025 and December 31, 2024, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million and $19 million as of June 30, 2025 and December 31, 2024, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of June 30, 2025 and December 31, 2024, our potential maximum loss exposure related to these unconsolidated entities totaled $1.02 billion and $1.10 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
We account for our low-income housing tax credit investments (LIHTC) and production tax credit investments under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized based on a percentage of the actual income tax credits and other income tax benefits allocated in the current period versus the total estimated income tax credits and other income tax benefits expected to be received over the life of the investment. The net benefit, representing the difference between amortization of the investment balance, recognition of the income tax credits and recognition of other income tax benefits from the investment is recognized as a component of income tax expense.
As of June 30, 2025, we had investments in LIHTC and production tax credit investments of $658 million and $254 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $39 million at June 30, 2025. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $95 million at June 30, 2025. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) recorded on investments within other fee revenue	$3	$8	$6	$12
Income recorded in total revenue	3	8	6	12
Tax credits and benefits recognized in income tax expense	57	71	112	127
Proportional amortization recognized in income tax expense	(44)	(55)	(87)	(99)
Net benefits included in income tax expense	13	16	25	28
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$16	$24	$31	$40
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2025:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
On February 6, 2025, we issued 750,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset, non-cumulative perpetual preferred stock, Series K, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $743 million.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$6	$1,338	$0.33	$6
Series H	—	—	—	2,145	21.45	11
Series I	1,675	16.75	25	2,513	25.13	38
Series J	1,675	16.75	15	—	—	—
Series K	2,311	23.11	17	—	—	—
Total			$63			$55

	Six Months Ended June 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	2,675	0.67	13	2,675	0.67	13
Series H	—	—	—	4,214	42.14	21
Series I	3,350	33.50	50	2,513	25.13	38
Series J	3,350	33.50	29	—	—	—
Series K	2,311	23.11	17	—	—	—
Total			$109			$89

In July 2025, we declared dividends on our Series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in September 2025.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $300 million of our common stock in the second quarter of 2025 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the period indicated:

	Three Months Ended June 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.5	$85.78	$300	2.7	$74.52	$200

	Six Months Ended June 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	4.5	$88.87	$400	4.0	$74.09	$300
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.76	$217	$0.69	$207

	Six Months Ended June 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.52	$437	$1.38	$415
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	30	(45)	6	(358)	243	(124)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(107)	270	1	—	—	164
Other comprehensive income (loss)	(77)	225	7	(358)	243	40
Balance as of June 30, 2024	$(208)	$(722)	$(138)	$(1,758)	$512	$(2,314)

Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	7	115	3	1,445	(907)	663
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	56	60	—	—	—	116
Other comprehensive income (loss)	63	175	3	1,445	(907)	779
Balance as of June 30, 2025	$(69)	$(305)	$(126)	$(723)	$(98)	$(1,321)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($314) million and ($374) million as of June 30, 2025 and December 31, 2024, respectively, related to AFS investment securities previously transferred to HTM.
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2025	2024
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $10 and $15, respectively	$33	$42	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $9 and $14, respectively	27	40	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$60	$82

	Six Months Ended June 30,
	2025	2024
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $30 and $98, respectively	$60	$270	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $17 and ($38), respectively	56	(107)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of nil and nil, respectively	—	1	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$116	$164
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to pages 163 to 164 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
As of June 30, 2025, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of June 30, 2025, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2025 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2025	Basel III Standardized Approach June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches June 30, 2025	Basel III Standardized Approach June 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,202	$11,202	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			30,373	30,373	29,582	29,582	16,907	16,907	15,977	15,977
Accumulated other comprehensive income (loss)			(1,321)	(1,321)	(2,100)	(2,100)	(1,100)	(1,100)	(1,805)	(1,805)
Treasury stock, at cost			(16,506)	(16,506)	(16,198)	(16,198)	—	—	—	—
Total			23,748	23,748	22,510	22,510	29,140	29,140	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,453)	(8,453)	(8,320)	(8,320)	(8,178)	(8,178)	(8,054)	(8,054)
Other adjustments(1)			(504)	(504)	(391)	(391)	(390)	(390)	(278)	(278)
Common equity tier 1 capital			14,791	14,791	13,799	13,799	20,572	20,572	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,350	18,350	16,615	16,615	20,572	20,572	19,173	19,173
Qualifying subordinated long-term debt			1,876	1,876	1,861	1,861	527	527	530	530
Allowance for credit losses			—	192	—	183	—	192	—	183
Total capital			$20,226	$20,418	$18,476	$18,659	$21,099	$21,291	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$65,427	$135,702	$63,252	$124,281	$62,192	$133,506	$57,883	$121,785
Operational risk(3)			51,250	NA	49,350	NA	49,688	NA	47,538	NA
Market risk			1,975	1,975	2,000	2,000	1,975	1,975	2,000	2,000
Total risk-weighted assets			$118,652	$137,677	$114,602	$126,281	$113,855	$135,481	$107,421	$123,785

Adjusted quarterly average assets			$344,822	$344,822	$318,470	$318,470	$340,510	$340,510	$314,754	$314,754

Capital Ratios:	2025 Minimum Requirements(4)	2024 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	10.7%	12.0%	10.9%	18.1%	15.2%	17.8%	15.5%
Tier 1 capital	9.5	9.5	15.5	13.3	14.5	13.2	18.1	15.2	17.8	15.5
Total capital	11.5	11.5	17.0	14.8	16.1	14.8	18.5	15.7	18.3	16.1
Tier 1 leverage(5)	4.0	4.0	5.3	5.3	5.2	5.2	6.0	6.0	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. On June 27, 2025, we were notified by the Federal Reserve of the results from the 2025 supervisory stress test. Our preliminary SCB calculated under the 2025 supervisory stress test was well below the 2.5% minimum, resulting in an SCB at that floor, which will remain in effect for the period from October 1, 2025, through September 30, 2026.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest income:
Interest-bearing deposits with banks	$792	$929	$1,561	$1,927
Investment securities:
Investment securities available-for-sale	753	672	1,477	1,244
Investment securities held-to-maturity	234	277	475	571
Total investment securities	987	949	1,952	1,815
Securities purchased under resale agreements	179	166	344	333
Loans	574	563	1,130	1,109
Other interest-earning assets	523	391	990	703
Total interest income	3,055	2,998	5,977	5,887
Interest expense:
Interest-bearing deposits	1,693	1,637	3,259	3,277
Securities sold under repurchase agreements	35	43	86	82
Other short-term borrowings	114	167	250	268
Long-term debt	322	267	619	525
Other interest-bearing liabilities	162	149	320	284
Total interest expense	2,326	2,263	4,534	4,436
Net interest income	$729	$735	$1,443	$1,451
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Professional services	$107	$111	$217	$221
Sales advertising and public relations	39	34	64	59
Securities processing	15	19	19	27
Bank operations	14	14	27	22
Regulatory fees and assessments(1)	13	9	26	150
Donations	8	1	12	26
Other	109	112	216	213
Total other expenses	$305	$300	$581	$718

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of SVB and Signature Bank.
Repositioning Charges
In the three months ended June 30, 2025, we recorded a repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization.
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	$151	$1	$152

Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	$163	$—	$163

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to pages 170 to 171 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Net income	$693	$711	$1,337	$1,174
Less:
Preferred stock dividends	(63)	(55)	(109)	(100)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)	(1)	(1)
Net income available to common shareholders	$630	$655	$1,227	$1,073
Average common shares outstanding (In thousands):
Basic average common shares	286,281	300,564	287,415	301,278
Effect of dilutive securities: equity-based awards	4,209	4,201	4,181	4,076
Diluted average common shares	290,490	304,765	291,596	305,354
Anti-dilutive securities(2)	—	948	—	1,151
Earnings per common share:
Basic	$2.20	$2.18	$4.27	$3.56
Diluted(3)	2.17	2.15	4.21	3.52

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided on pages 165 to 167 in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business, which represent our reportable segments: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages 171 to 173 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Our Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The line of business results are regularly provided to the CODM to evaluate the performance of each line of business and to inform how resources are allocated between those lines of business to best achieve management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were separate business entities.

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes our line of business results for the periods indicated. The “Other” columns presented in the below tables, represent amounts that are not allocated to our two lines of business.

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue:
Servicing fees	$1,304	$1,239	$—	$—	$—	$—	$1,304	$1,239
Management fees	—	—	562	511	—	—	562	511
Foreign exchange trading services	390	304	38	32	3	—	431	336
Securities finance	119	101	7	7	—	—	126	108
Software and processing fees	254	214	—	—	(24)	—	230	214
Other fee revenue	51	36	15	12	—	—	66	48
Total fee revenue	2,118	1,894	622	562	(21)	—	2,719	2,456
Net interest income	726	730	3	5	—	—	729	735
Total revenue	2,844	2,624	625	567	(21)	—	3,448	3,191
Provision for credit losses	30	10	—	—	—	—	30	10
Expenses:
Compensation and employee benefits	1,033	970	147	129	100	—	1,280	1,099
Information systems and communications	481	436	24	18	18	—	523	454
Transaction processing services	221	206	39	44	—	—	260	250
Other	260	268	207	197	(1)	1	466	466
Total expenses	1,995	1,880	417	388	117	1	2,529	2,269
Income before income tax expense	$819	$734	$208	$179	$(138)	$(1)	$889	$912
Pre-tax margin	28.8%	28.0%	33.3%	31.6%			25.8%	28.6%

Average assets (in billions)	$350.4	$303.3	$3.4	$3.0			$353.8	$306.3

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue:
Servicing fees	$2,579	$2,467	$—	$—	$—	$—	$2,579	$2,467
Management fees	—	—	1,124	1,021	—	—	1,124	1,021
Foreign exchange trading services	727	612	63	55	3	—	793	667
Securities finance	227	191	13	13	—	—	240	204
Software and processing fees	479	421	—	—	(24)	—	455	421
Other fee revenue	85	79	13	19	—	—	98	98
Total fee revenue	4,097	3,770	1,213	1,108	(21)	—	5,289	4,878
Net interest income	1,435	1,441	8	10	—	—	1,443	1,451
Total revenue	5,532	5,211	1,221	1,118	(21)	—	6,732	6,329
Provision for credit losses	42	37	—	—	—	—	42	37
Expenses:
Compensation and employee benefits	2,135	2,068	307	283	100	—	2,542	2,351
Information systems and communications	958	853	44	33	18	—	1,020	886
Transaction processing services	438	413	80	85	—	—	518	498
Other	483	509	417	407	(1)	131	899	1,047
Total expenses	4,014	3,843	848	808	117	131	4,979	4,782
Income before income tax expense	$1,476	$1,331	$373	$310	$(138)	$(131)	$1,711	$1,510
Pre-tax margin	26.7%	25.5%	30.5%	27.7%			25.4%	23.9%

Average assets (in billions)	$342.1	$301.3	$3.4	$3.1			$345.5	$304.4
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	Other		Other
(Dollars in millions)	2025	2024	2025	2024
Foreign exchange trading services(1)	$3	$—	$3	$—
Client rescoping (revenue impact)(2)	(24)	—	(24)	—
Repositioning charges(3)	(100)	—	(100)	—
Client rescoping (expense impact)(2)	(18)	—	(18)	—
FDIC special assessment(4)	—	—	—	(130)
Other	1	(1)	1	(1)
Total	$(138)	$(1)	$(138)	$(131)

(1) Amount consists of a revenue-related recovery associated with the proceeds from a 2018 foreign exchange benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
(2) Amount related to a client rescoping which decreased income before income taxes by $42 million, of which $24 million is reflected in front office software and data revenue and $18 million is reflected in information systems and communications expenses.
(3) Amount includes $100 million of compensation and benefits expenses related to workforce rationalization consistent with the strategic focus on operating model transformation to drive further operating efficiency and productivity gains over time.
(4) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of SVB and Signature Bank.
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to pages 173 to 176 in Note 25 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the “Other” columns were not allocated to our business lines.
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,304	$—	$1,304	$—	$—	$—	$—	$—	$—	$1,304
Management fees	—	—	—	562	—	562	—	—	—	562
Foreign exchange trading services	109	281	390	38	—	38	—	3	3	431
Securities finance	52	67	119	—	7	7	—	—	—	126
Software and processing fees	208	46	254	—	—	—	(24)	—	(24)	230
Other fee revenue	—	51	51	—	15	15	—	—	—	66
Total fee revenue	1,673	445	2,118	600	22	622	(24)	3	(21)	2,719
Net interest income	—	726	726	—	3	3	—	—	—	729
Total revenue	$1,673	$1,171	$2,844	$600	$25	$625	$(24)	$3	$(21)	$3,448

	Six Months Ended June 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$2,579	$—	$2,579	$—	$—	$—	$—	$—	$—	$2,579
Management fees	—	—	—	1,124	—	1,124	—	—	—	1,124
Foreign exchange trading services	209	518	727	63	—	63	—	3	3	793
Securities finance	98	129	227	—	13	13	—	—	—	240
Software and processing fees	377	102	479	—	—	—	(24)	—	(24)	455
Other fee revenue	—	85	85	—	13	13	—	—	—	98
Total fee revenue	3,263	834	4,097	1,187	26	1,213	(24)	3	(21)	5,289
Net interest income	—	1,435	1,435	—	8	8	—	—	—	1,443
Total revenue	$3,263	$2,269	$5,532	$1,187	$34	$1,221	$(24)	$3	$(21)	$6,732

	Three Months Ended June 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,239	$—	$1,239	$—	$—	$—	$—	$—	$—	$1,239
Management fees	—	—	—	511	—	511	—	—	—	511
Foreign exchange trading services	95	209	304	32	—	32	—	—	—	336
Securities finance	46	55	101	—	7	7	—	—	—	108
Software and processing fees	162	52	214	—	—	—	—	—	—	214
Other fee revenue	—	36	36	—	12	12	—	—	—	48
Total fee revenue	1,542	352	1,894	543	19	562	—	—	—	2,456
Net interest income	—	730	730	—	5	5	—	—	—	735
Total revenue	$1,542	$1,082	$2,624	$543	$24	$567	$—	$—	$—	$3,191

	Six Months Ended June 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$2,467	$—	$2,467	$—	$—	$—	$—	$—	$—	$2,467
Management fees	—	—	—	1,021	—	1,021	—	—	—	1,021
Foreign exchange trading services	190	422	612	55	—	55	—	—	—	667
Securities finance	94	97	191	—	13	13	—	—	—	204
Software and processing fees	318	103	421	—	—	—	—	—	—	421
Other fee revenue	—	79	79	—	19	19	—	—	—	98
Total fee revenue	3,069	701	3,770	1,076	32	1,108	—	—	—	4,878
Net interest income	—	1,441	1,441	—	10	10	—	—	—	1,451
Total revenue	$3,069	$2,142	$5,211	$1,076	$42	$1,118	$—	$—	$—	$6,329

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of June 30, 2025 and December 31, 2024, net receivables of $3.56 billion and $3.08 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, generally, we have an unconditional right to payment and billing is performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $163 million and $144 million of deferred revenue as of June 30, 2025 and December 31, 2024, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended June 30, 2025, we recognized revenue of $61 million relating to deferred revenue of $136 million as of March 31, 2025. In the six months ended June 30, 2025, we recognized revenue of $102 million relating to deferred revenue of $144 million as of December 31, 2024.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2025, total remaining non-cancellable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.19 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2025			2024
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,474	$1,974	$3,448	$1,388	$1,803	$3,191
Income before income tax expense	356	533	889	351	561	912

	Six Months Ended June 30,
	2025			2024
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$2,856	$3,876	6,732	$2,732	$3,597	6,329
Income before income tax expense	665	1,046	1,711	642	868	1,510

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Servicing fees generated outside the U.S. were approximately 49% and 48% of total servicing fees in the three and six months ended June 30, 2025, respectively, compared to approximately 47% in both the three and six months ended June 30, 2024.
Management fees generated outside the U.S. were approximately 26% and 25% of total management fees in the three and six months ended June 30, 2025, respectively, compared to approximately 25% in both the three and six months ended June 30, 2024.
Non-U.S. assets were $100.52 billion and $80.95 billion as of June 30, 2025 and 2024, respectively.
State Street Corporation | 84

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2025, the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and six-month periods ended June 30, 2025 and 2024, cash flows for the six-month periods ended June 30, 2025 and 2024, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 13, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
July 31, 2025

State Street Corporation | 85

ACRONYMS

ABS	Asset-backed securities	HQLA(1)	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured Depository Institution
AUC/A	Assets under custody and/or administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LTD	Long-term debt
bps	Basis points	MBS	Mortgage-backed securities
CAD	Canadian Dollar	NII	Net interest income
CCB	Capital Conservation Buffer	NIM	Net interest margin
CMBS	Commercial Mortgage backed Security	NSFR(1)	Net stable funding ratio
CRD	Charles River Development	RMBS	Residential mortgage-backed securities
CET1(1)	Common equity tier 1	RWA(1)	Risk-weighted assets
CVA	Credit valuation adjustment	SaaS	Software as a service
DIF	Deposit Insurance Fund	SCB	Stress Capital Buffer
ECB	European Central Bank	SEC	Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act of 1974	SLR(1)	Supplementary leverage ratio
eSLR(1)	Enhanced supplementary leverage ratio	SPDR	Spider; Standard and Poor's depository receipt
ETF	Exchange-Traded Fund	SPOE Strategy	Single Point of Entry Strategy
EUR	Euro	SSIF	State Street Intermediate Funding, LLC
EURIBOR	Euro Interbank Offered Rate	SVB	Silicon Valley Bank
FDIC	Federal Deposit Insurance Corporation	TLAC(1)	Total loss-absorbing capacity
FHLB	Federal Home Loan Bank of Boston	UOM	Unit of measure
FICC	Fixed Income Clearing Corporation	USD	U.S. Dollar
FX	Foreign exchange	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles
GBP	British Pound Sterling
G-SIB	Global systemically important bank

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 86

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

Certificates of deposit (CD): A savings certificate with a fixed maturity date, specified fixed interest rate and can be issued in any denomination aside from minimum investment requirements. A CD restricts access to the funds until the maturity date of the investment.

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

Commercial real estate (CRE): Property intended to generate profit from capital gains or rental income. CRE loans are term loans secured by commercial and multifamily properties. We seek CRE loans with strong competitive positions in major domestic markets, stable cash flows, modest leverage and experienced institutional ownership.

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

State Street Corporation | 87

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $300 million of our common stock in the second quarter of 2025 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended June 30, 2025.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
April 1 - April 30, 2025	3,497	$85.78	3,497	$3,300
May 1 - May 31, 2025	—	—	—	—
June 1 - June 30, 2025	—	—	—	—
Total	3,497	$85.78	3,497	$3,300
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
During the second quarter of 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 88

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

10.1†
Employment Letter Agreement entered into with John F. Woods dated April 24, 2025 (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K (File No. 001-07511) dated April 24, 2025 filed with the SEC on April 30, 2025 and incorporated herein by reference)

	10.2†	Description of Compensation Arrangements for Non-Management Directors

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Interim Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2025 and 2024, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2025 and 2024, (iii) consolidated statement of condition as of June 30, 2025 and December 31, 2024, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2025 and 2024, (v) consolidated statement of cash flows for the three and six months ended June 30, 2025 and 2024, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 89

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 31, 2025	By:	/s/ MARK R. KEATING
Mark R. Keating,
Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2025	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 90