Form 10-Q
period 2025-09-30
STATE STREET CORP
filed 2025-10-30
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 28, 2025 was 279,312,436.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2025

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
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, including in the United States, Canada, Latin America, Europe, the Middle East and Asia. We provide a broad range of financial products and services to institutional investors worldwide, with $51.66 trillion of AUC/A and $5.45 trillion of AUM as of September 30, 2025.
As of September 30, 2025, we had consolidated total assets of $371.07 billion, consolidated total deposits of $280.00 billion, consolidated total shareholders' equity of $27.64 billion and approximately 52,000 employees.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Form 10-Q).
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to pages 117 to 119, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K. We did not change these significant accounting policies in the first nine months of 2025.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and NSFR, summary results of annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" tab of our website at investors.statestreet.com.
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
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions, including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, changes in U.S. trade or other policies or those policies
State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of other nations, the ongoing conflicts in Ukraine and in the Middle East, major political shifts domestically or internationally (including the potential for retaliatory actions by governments, market participants or clients based on diverging perspectives or otherwise and, separately, the shutdown of the U.S. federal government that began on October 1, 2025), actions taken by central banks in an attempt to address prevailing economic conditions, changes in monetary policy or periods of significant volatility in the markets for equity, fixed income and other asset classes globally or within specific markets;
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
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2025	2024
Total fee revenue	$2,829	$2,616	8%
Net interest income	715	723	(1)
Total other income	1	(80)	nm
Total revenue	3,545	3,259	9
Provision for credit losses	9	26	nm
Total expenses	2,434	2,308	5
Income before income tax expense	1,102	925	19
Income tax expense	241	195	24
Net income	$861	$730	18
Adjustments to net income:
Dividends on preferred stock(1)	$(58)	$(48)	(21)
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$802	$682	18
Earnings per common share:
Basic	$2.83	$2.29	24
Diluted	2.78	2.26	23
Average common shares outstanding (in thousands):
Basic	283,434	297,365	(5)
Diluted	288,163	301,847	(5)
Cash dividends declared per common share	$0.84	$0.76	11
Return on average common equity	13.4%	12.0%	140	bps
Pre-tax margin	31.1	28.4	270

	Nine Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2025	2024
Total fee revenue	$8,118	$7,494	8%
Net interest income	2,158	2,174	(1)
Total other income	1	(80)	nm
Total revenue	10,277	9,588	7
Provision for credit losses	51	63	(19)
Total expenses	7,413	7,090	5
Income before income tax expense	2,813	2,435	16
Income tax expense	615	531	16
Net income	$2,198	$1,904	15
Adjustments to net income:
Dividends on preferred stock(1)	$(167)	$(148)	(13)
Earnings allocated to participating securities(2)	(2)	(1)	nm
Net income available to common shareholders	$2,029	$1,755	16
Earnings per common share:
Basic	$7.09	$5.85	21
Diluted	6.98	5.77	21
Average common shares outstanding (in thousands):
Basic	286,074	299,964	(5)
Diluted	290,439	304,176	(5)
Cash dividends declared per common share	$2.36	$2.14	10
Return on average common equity	11.6%	10.6%	100	bps
Pre-tax margin	27.4	25.4	200

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
nm Not meaningful
The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2025 presented in Table 1: Overview of Financial Results.
More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2025 compared to the same periods of 2024, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2024 period to the relevant 2025 period results.
Financial Results and Highlights
Third quarter of 2025 financial performance
•Earnings per share (EPS) of $2.78 in the third quarter of 2025 increased 23% as compared to the same period of 2024, primarily driven by higher total revenue, partially offset by higher total expenses.
•Total revenue increased 9% in the third quarter of 2025, compared to the same period of 2024, primarily reflecting higher fee revenue.
•Total expenses increased 5% in the third quarter of 2025, compared to the same period of 2024, primarily driven by increases in investments to improve technology and business capabilities, revenue-related costs and the impact of currency translation.
•Pre-tax margin of 31.1% in the third quarter of 2025 increased from 28.4% in the same period of 2024, while return on equity of 13.4% in the third quarter of 2025 increased from 12.0% in the same period of 2024. Both increases were primarily driven by higher total revenue, partially offset by higher total expenses.
•Operating leverage and fee operating leverage were 332 bps and 268 bps in the third quarter of 2025, respectively.
•We returned a total of $637 million to our shareholders in the form of common share repurchases and common stock dividends.
Notable Items
•There were no notable items in the third quarter of 2025.
•Notable items in the third quarter of 2024 included:
◦Loss on the sale of investment securities of approximately $81 million relating to an investment
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
portfolio repositioning, reflected in other income;
◦Gain on sale of an equity investment of $66 million, recorded in other fee revenue; and
◦Revenue-related recovery of $15 million from settlement proceeds associated with a 2018 FX benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
Revenue
•Total fee revenue increased 8% in the third quarter of 2025, compared to the same period of 2024, primarily reflecting higher servicing fees, management fees, foreign exchange trading services revenue, securities finance revenue and software and processing fees.
•Servicing fee revenue increased 7% in the third quarter of 2025, compared to the same period of 2024, primarily reflecting higher average market levels, net new business and the impact of currency translation.
•Management fee revenue increased 16% in the third quarter of 2025, compared to the same period of 2024, primarily due to higher average market levels and net inflows.
•Foreign exchange trading services revenue increased 11% in the third quarter of 2025, compared to the same period of 2024, supported by higher volumes with Investment Services clients, partially offset by the impact of a notable item in the third quarter of 2024.
•Securities finance revenue increased 19% in the third quarter of 2025, compared to the same period of 2024, primarily due to higher client lending balances and agency spreads, partially offset by lower prime services spreads.
•Software and processing fees revenue increased 9% in the third quarter of 2025, compared to the same period of 2024, primarily due to higher front office software and data revenue associated with CRD.
•Other fee revenue decreased $46 million in the third quarter of 2025, compared to the same period of 2024, largely driven by the impact of a notable item in the prior year period.
•NII decreased 1% in the third quarter of 2025, compared to the same period of 2024, as lower average short-end rates and deposit mix shift were partially offset by securities portfolio repricing and continued loan growth.
Provision for Credit Losses
•In the third quarter of 2025, we recorded a $9 million provision for credit losses, compared to $26 million in the same period of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with leveraged and commercial real estate loans.
Expenses
•Total expenses increased 5% in the third quarter of 2025, compared to the same period of 2024, primarily due to increases in investments to improve technology and business capabilities, revenue-related costs and the impact of currency translation which contributed 1% of the increase.
AUC/A and AUM
•AUC/A of $51.66 trillion as of September 30, 2025, increased 10% compared to September 30, 2024, primarily due to higher quarter-end market levels and client flows. In the third quarter of 2025, newly announced asset servicing mandates totaled approximately $361 billion of AUC/A. Servicing assets remaining to be installed in future periods totaled approximately $3.6 trillion of AUC/A as of September 30, 2025.
•AUM of $5.45 trillion as of September 30, 2025, increased 15% compared to September 30, 2024, primarily due to higher quarter-end market levels and net inflows.
Capital
•In the third quarter of 2025, we returned a total of $637 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.84 per share, totaling $237 million in the third quarter of 2025, compared to $0.76 per share, totaling $224 million in the same period of 2024, representing an increase of approximately 11% on a per share basis.
◦In the third quarter of 2025, we acquired an aggregate of 3.6 million shares of common stock at an average per share cost of $110.34 and an aggregate cost of $400 million. These purchases were all conducted under the share repurchase program approved by our Board of Directors (the Board) in January 2024.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Our standardized CET1 capital ratio increased to 11.3% as of September 30, 2025, compared to 10.9% as of December 31, 2024, primarily due to capital generated from earnings, partially offset by continued capital return and higher RWA. Our Tier 1 leverage ratio was 5.6% as of September 30, 2025, compared to 5.2% as of December 31, 2024, mainly driven by capital generated from earnings and higher preferred equity, partially offset by higher average balance sheet levels and continued capital return. Our target ranges for the CET1 capital and Tier 1 leverage ratios remain at 10-11% and 5.25-5.75%, respectively.
Debt Issuances and Redemptions
•On October 23, 2025, we issued $1 billion aggregate principal amount of 4.784% fixed-to-floating rate senior notes due 2036.
•On October 29, 2025, we notified the holders of our $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026, that we will redeem all of the notes on November 4, 2025.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2025 compared to the same periods of 2024 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2025	2024
Fee revenue:
Servicing fees	$1,357	$1,266	7%
Management fees	612	527	16
Foreign exchange trading services	416	374	11
Securities finance	138	116	19
Front office software and data	167	146	14
Lending related and other fees	60	62	(3)
Software and processing fees	227	208	9
Other fee revenue	79	125	(37)
Total fee revenue	2,829	2,616	8
Net interest income:
Interest income	2,918	3,081	(5)
Interest expense	2,203	2,358	(7)
Net interest income	715	723	(1)
Other income:
Gains (losses) related to investment securities, net	1	(80)	nm
Total other income	1	(80)	nm
Total revenue	$3,545	$3,259	9

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2025	2024
Fee revenue:
Servicing fees	$3,936	$3,733	5%
Management fees	1,736	1,548	12
Foreign exchange trading services	1,209	1,041	16
Securities finance	378	320	18
Front office software and data	494	442	12
Lending related and other fees	188	187	1
Software and processing fees	682	629	8
Other fee revenue	177	223	(21)
Total fee revenue	8,118	7,494	8
Net interest income:
Interest income	8,895	8,968	(1)
Interest expense	6,737	6,794	(1)
Net interest income	2,158	2,174	(1)
Other income:
Gains (losses) related to investment securities, net	1	(80)	nm
Total other income	1	(80)	nm
Total revenue	$10,277	$9,588	7
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2025 and 2024. Servicing and management fees collectively made up approximately 70% of total fee revenue in both the three and nine months ended September 30, 2025, and 69% and 70% of total fee revenue in the three and nine months ended September 30, 2024, respectively.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 7% and 5% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily reflecting higher average market levels, net new business and the impact of currency translation.
Servicing fees generated outside the United States were approximately 48% of total servicing fees in both the three and nine months ended September 30, 2025, and 47% of total servicing fees in both the three and nine months ended September 30, 2024.
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
Changes in Market Valuations
Our servicing fee revenue is impacted by both our levels and the geographic and product mix of our AUC/A. Changes in market valuations have an associated impact on the level of our AUC/A and servicing fee revenues, though the degree of impact will vary depending on asset types and classes, and geography of assets held within our clients’ portfolios. For certain asset classes where the valuation process is more complex, including alternative investments, or where our valuation is dependent on third party information, AUC/A is reported on a time lag, typically one-month. For those asset classes, which represent a significant portion of AUC/A, the impact of market levels on our reported AUC/A, and to a lesser extent servicing fee revenue, does not reflect current period-end market levels.
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
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net New Business
Servicing fee revenue associated with new servicing mandates is not reflected in our servicing fee revenue until the assets have been installed, and may vary between mandates based on the breadth of services provided, the time required to install the assets, and the types of assets installed. Our installation timeline in general can range from 6 to 36 months with the average installation timeline being approximately 9 to 12 months over the past two full fiscal years.
Asset servicing mandates newly announced in the third quarter of 2025, totaled approximately $361 billion of AUC/A. With respect to the current asset mandates of approximately $3.6 trillion of AUC/A that are yet to be installed as of September 30, 2025, we expect the conversion will mostly occur over the coming 24 months, with approximately 40% expected to be installed in the remainder of 2025, with the balance expected to be largely installed throughout 2026 and 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
As previously disclosed in early 2021, due to a decision to diversify providers, one of our large asset servicing clients is moving a significant portion of its ETF assets currently with State Street to one or more other providers. Prior to the commencement of the transition of assets, which began in 2022, we estimated that the financial impact of this transition represented approximately 1.9% of our 2021 total fee revenue. We began to see the impact of the transition on our fee revenue and income growth trends primarily towards the end of 2023, with the remainder expected to be largely realized through 2025 as the transition continues. On a quarterly run rate basis, we estimate that the third quarter of 2025 reflected approximately two-thirds of the revenue impact of the exiting business. We expect to continue as a significant service provider for this client after this transition and for the client to continue to be meaningful to our business.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues continue to be affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially between mandates.
In addition to the effects described above (i.e., client activity and asset flows, net new business and pricing), our servicing fee revenue in any period will vary depending on the mix of products and services we provide to our clients. The full impact of changes in market valuations and the volume of activity in the funds may not be fully reflected in our servicing fee revenues in the periods in which the changes occur, particularly in periods of higher volatility.

TABLE 3: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Collective funds, including ETFs	$17,795	$15,266	$15,253
Mutual funds	13,209	12,301	12,223
Pension products	10,321	9,386	9,339
Insurance and other products	10,339	9,604	9,944
Total	$51,664	$46,557	$46,759

TABLE 4: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Equities	$31,124	$27,535	$27,715
Fixed-income	12,874	11,933	12,027
Short-term and other investments(2)	7,666	7,089	7,017
Total	$51,664	$46,557	$46,759

TABLE 5: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(3)
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Americas	$36,698	$33,284	$33,460
Europe/Middle East/Africa	11,570	10,179	10,214
Asia/Pacific	3,396	3,094	3,085
Total	$51,664	$46,557	$46,759

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Short-term and other investments includes derivatives, cash and cash equivalents and other instruments.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fee Revenue
Management fees increased 16% and 12% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 25% of total management fees in both the three and nine months ended September 30, 2025, and 24% and 25% of total management fees in the three and nine months ended September 30, 2024, respectively.
Management fees generally are affected by our level of AUM, which we report based on month-end valuations. Management fees for certain components of managed assets, such as ETFs, mutual funds and Undertakings for Collective Investment in Transferable Securities, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors, including performance fee arrangements, as well as our relationship pricing for clients.
For additional information regarding management fee revenue, refer to pages 66 to 68 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.

TABLE 6: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Equity:
Active	$60	$52	$54
Passive	3,405	2,955	2,923
Total equity	3,465	3,007	2,977
Fixed-income:
Active	30	31	30
Passive	690	585	593
Total fixed-income(1)	720	616	623
Cash(1)	540	518	543
Multi-asset-class solutions:
Active	29	23	23
Passive	448	351	352
Total multi-asset-class solutions	477	374	375
Alternative investments(2):
Active	10	10	10
Passive	234	190	204
Total alternative investments	244	200	214
Total	$5,446	$4,715	$4,732

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 7: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Americas	$3,982	$3,468	$3,448
Europe/Middle East/Africa	806	713	728
Asia/Pacific	658	534	556
Total	$5,446	$4,715	$4,732

(1) Geographic mix is based on client location or fund management location.

TABLE 8: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2025	December 31, 2024	September 30, 2024
Alternative Investments(2)	$154	$90	$91
Equity	1,500	1,310	1,253
Fixed-Income	193	177	171
Multi Asset	1	1	1
Total Exchange-Traded Funds	$1,848	$1,578	$1,516

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2023	$2,513	$609	$467	$310	$203	$4,102
Long-term institutional flows, net(3)	(3)	(23)	—	14	(12)	(24)
Exchange-traded fund flows, net	2	3	—	—	(4)	1
Cash flows, net	—	—	9	—	—	9
Total flows, net	(1)	(20)	9	14	(16)	(14)
Market appreciation (depreciation)	220	(4)	6	12	9	243
Foreign exchange impact	(20)	(7)	(1)	(1)	(3)	(32)
Total market/foreign exchange impact	200	(11)	5	11	6	211
Balance as of March 31, 2024	$2,712	$578	$481	$335	$193	$4,299
Long-term institutional flows, net(3)	(13)	1	1	8	(5)	(8)
Exchange-traded fund flows, net	2	4	—	—	—	6
Cash flows, net	—	—	(4)	—	—	(4)
Total flows, net	(11)	5	(3)	8	(5)	(6)
Market appreciation (depreciation)	62	4	5	6	6	83
Foreign exchange impact	(4)	(4)	—	—	1	(7)
Total market/foreign exchange impact	58	—	5	6	7	76
Balance as of June 30, 2024	$2,759	$583	$483	$349	$195	$4,369
Long-term institutional flows, net(3)	7	1	—	2	(1)	9
Exchange-traded fund flows, net	27	6	—	—	4	37
Cash fund flows, net	—	—	54	—	—	54
Total flows, net	34	7	54	2	3	100
Market appreciation (depreciation)	152	20	5	18	13	208
Foreign exchange impact	32	13	1	6	3	55
Total market/foreign exchange impact	184	33	6	24	16	263
Balance as of September 30, 2024	$2,977	$623	$543	$375	$214	$4,732

Balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Long-term institutional flows, net(3)	(21)	(7)	—	13	—	(15)
Exchange-traded fund flows, net	(16)	9	—	—	8	1
Cash flows, net	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation (depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market/foreign exchange impact	(69)	15	(1)	3	15	(37)
Balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665
Long-term institutional flows, net(3)	6	48	—	25	(11)	68
Exchange-traded fund flows, net	8	3	—	—	4	15
Cash flows, net	—	—	(1)	—	—	(1)
Total flows, net	14	51	(1)	25	(7)	82
Market appreciation (depreciation)	273	7	6	27	5	318
Foreign exchange impact	30	9	2	7	4	52
Total market/foreign exchange impact	303	16	8	34	9	370
Balance as of June 30, 2025	3,218	700	525	449	225	5,117
Long-term institutional flows, net(3)	(21)	12	—	6	(18)	(21)
Exchange-traded fund flows, net	26	1	—	—	10	37
Cash fund flows, net	—	—	10	—	—	10
Total flows, net	5	13	10	6	(8)	26
Market appreciation (depreciation)	244	10	5	24	27	310
Foreign exchange impact	(2)	(3)	—	(2)	—	(7)
Total market/foreign exchange impact	242	7	5	22	27	303
Balance as of September 30, 2025	$3,465	$720	$540	$477	$244	$5,446

(1) Includes both floating and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 11% and 16% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher volumes with Investment Services clients, partially offset by the impact of a notable item in the third quarter of 2024.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 64% and 36%, respectively, of foreign exchange trading services revenue in the third quarter of 2025, compared to 62% and 38%, respectively, in the same period of 2024.
Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility, reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our FX activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or bid-offer spreads across product mix tend to result in corresponding changes in client-related FX revenue.
For additional information regarding FX trading services revenue, refer to pages 68 to 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 19% in the three months ended September 30, 2025, compared to the same period of 2024, primarily due to higher client lending balances and agency spreads, partially offset by lower prime services spreads. Securities finance revenue increased 18% in the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to higher prime services balances.
For additional information regarding securities finance revenue, refer to page 69 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 9%
and 8% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily driven by higher front office software and data revenue associated with CRD. The increase in the nine-month period was partially offset by the impact of the Alpha-related client rescoping notable item in the second quarter of 2025.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 14% in the three months ended September 30, 2025, compared to the same period of 2024, primarily due to higher on-premises renewals, professional services revenue and continued growth in software-enabled revenue. Front office software and data revenue increased 12% in the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to higher on-premises renewals and continued growth in software-enabled revenue partially offset by lower professional services revenue driven by the impact of the previously disclosed Alpha-related client rescoping notable item in the second quarter of 2025. For additional information regarding front office software and data revenue, refer to page 70 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, “Total Revenue”, in our 2024 Form 10-K.
Lending related and other fees decreased 3% in the three months ended September 30, 2025 and increased 1% in the nine months ended September 30, 2025, compared to the same periods of 2024. Lending related and other fees primarily consists of fee revenue associated with our fund finance, leveraged loans, municipal finance, insurance and stable value wrap businesses.
Other Fee Revenue
Other fee revenue includes market-related adjustments and income associated with other equity investments.
Other fee revenue decreased $46 million in both the three and nine months ended September 30, 2025, compared to the same periods of 2024, largely driven by impact of a notable item in the prior year.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2025, compared to the same periods of 2024.
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
NII decreased 1% in both the three and nine months ended September 30, 2025, compared to the same periods of 2024, as lower average short-end rates and deposit mix shift were partially offset by securities portfolio repricing and continued loan growth.
See Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and nine months ended September 30, 2025, compared to the same periods of 2024.
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 10: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2025			2024
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$88,130	$671	3.03%	$86,884	$878	4.02%
Securities purchased under resale agreements(2)	8,643	170	7.82	6,991	183	10.44
Trading account assets	806	2	.90	788	—	—
Investment securities:
Investment securities available-for-sale	69,898	775	4.43	57,302	734	5.13
Investment securities held-to-maturity	41,923	226	2.15	50,062	266	2.12
Total Investment securities	111,821	1,001	3.58	107,364	1,000	3.73
Loans(3)	46,500	584	4.98	39,782	579	5.79
Other interest-earning assets(4)	39,557	491	4.92	27,697	442	6.35
Average total interest-earning assets	$295,457	$2,919	3.92	$269,506	$3,082	4.55
Interest-bearing deposits:
U.S.	$157,132	$1,384	3.49	$135,440	$1,415	4.16
Non-U.S.	73,428	276	1.49	65,824	281	1.70
Total interest-bearing deposits(5)(6)	230,560	1,660	2.86	201,264	1,696	3.35
Securities sold under repurchase agreements	1,002	8	3.44	2,193	28	4.98
Other short-term borrowings	10,069	124	4.88	13,639	176	5.16
Long-term debt	25,273	311	4.93	20,258	267	5.27
Other interest-bearing liabilities(7)	3,445	100	11.39	5,238	191	14.41
Average total interest-bearing liabilities	$270,349	$2,203	3.23	$242,592	$2,358	3.87
Interest rate spread			.69%			.68%
Net interest income, fully taxable-equivalent basis		$716			$724
Net interest margin, fully taxable-equivalent basis			.96%			1.07%
Tax-equivalent adjustment		(1)			(1)
Net interest income, GAAP basis		$715			$723

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$93,060	$2,232	3.21%	$88,330	$2,805	4.24%
Securities purchased under resale agreements(2)	8,513	514	8.08	6,557	516	10.52
Trading account assets	784	2	.38	778	—	—
Investment securities:
Investment securities available-for-sale	67,039	2,252	4.48	52,352	1,980	5.04
Investment securities held-to-maturity	44,293	701	2.11	52,251	837	2.13
Total Investment securities	111,332	2,953	3.54	104,603	2,817	3.59
Loans(3)	45,179	1,715	5.07	38,747	1,688	5.82
Other interest-earning assets(4)	37,694	1,480	5.25	22,872	1,145	6.69
Average total interest-earning assets	$296,562	$8,896	4.01	$261,887	$8,971	4.58
Interest-bearing deposits:
U.S.	$157,131	$4,128	3.51%	$132,493	$4,142	4.18%
Non-U.S.	71,340	791	1.48	63,900	831	1.74
Total interest-bearing deposits(5)(6)	228,471	4,919	2.88	196,393	4,973	3.39
Securities sold under repurchase agreements	2,884	94	4.37	2,904	110	5.05
Other short-term borrowings	10,692	374	4.67	11,683	444	5.09
Long-term debt	24,965	930	4.97	19,634	792	5.38
Other interest-bearing liabilities(7)	4,147	420	13.53	4,808	475	13.16
Average total interest-bearing liabilities	$271,159	$6,737	3.32	$235,422	$6,794	3.85
Interest rate spread			.69%			.72%
Net interest income, fully taxable-equivalent basis		$2,159			$2,177
Net interest margin, fully taxable-equivalent basis			.97%			1.11%
Tax-equivalent adjustment		(1)			(3)
Net interest income, GAAP basis		$2,158			$2,174

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $251.21 billion and $245.56 billion for the three and nine months ended September 30, 2025, respectively, compared to $200.88 billion and $184.33 billion for the same periods of 2024. Excluding the impact of netting, the average interest rates would be approximately 0.26% and 0.27% for the three and nine months ended September 30, 2025, respectively, compared to 0.35% and 0.36% for the same periods of 2024.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses was approximately $46.32 billion and $45.01 billion for the three and nine months ended September 30, 2025, respectively, compared to $39.65 billion and $38.62 billion for the same periods of 2024.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $6.01 billion and $8.26 billion for the three and nine months ended September 30, 2025, respectively, compared to $6.47 billion for both the same periods of 2024. Excluding the impact of netting, the average interest rates would be approximately 4.27% and 4.31% for the three and nine months ended September 30, 2025, respectively, compared to 5.15% and 5.21% for the same periods of 2024.
(5) Average rate includes the impact of FX swap costs of approximately ($31) million and ($155) million for the three and nine months ended September 30, 2025, respectively, compared to ($82) million and ($195) million for the same periods of 2024. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.91% and 2.97% for the three and nine months ended September 30, 2025, respectively, compared to 3.52% for both the same periods of 2024.
(6) Total deposits averaged $254.51 billion and $252.81 billion for the three and nine months ended September 30, 2025, respectively, compared to $225.48 billion and $221.77 billion for the same periods of 2024.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $5.69 billion and $7.98 billion for the three and nine months ended September 30, 2025, respectively, compared to $7.52 billion and $6.26 billion for the same periods of 2024. Excluding the impact of netting, the average interest rates would be approximately 4.30% and 4.63% for the three and nine months ended September 30, 2025, respectively, compared to 5.15% and 5.72% for the same periods of 2024.
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
Average total interest-earning assets were $295.46 billion and $296.56 billion in the three and nine months ended September 30, 2025, respectively, compared to $269.51 billion and $261.89 billion in the same periods of 2024. The increase is primarily due to higher levels of client deposits and long-term debt.
Interest-bearing deposits with banks averaged $88.13 billion and $93.06 billion in the three and nine months ended September 30, 2025, respectively, compared to $86.88 billion and $88.33 billion in the same periods of 2024. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $8.64 billion and $8.51 billion in the three and nine months ended September 30, 2025, respectively, compared to $6.99 billion and $6.56 billion in the same periods of 2024, due to an increase in FICC repurchase agreement volumes. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $251.21 billion and $245.56 billion on average in the three and nine months ended September 30, 2025, respectively, compared to $200.88 billion and $184.33 billion in the same periods of 2024.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreement, since this would require an assessment of future claims that may be made against us that have not yet occurred. We did not record any liabilities under these arrangements as of either September 30, 2025 or December 31, 2024.
Average investment securities increased to $111.82 billion and $111.33 billion in the three and nine months ended September 30, 2025, respectively, from $107.36 billion and $104.60 billion in the same periods of 2024, primarily driven by growth in U.S. Treasuries.
Average loans increased to $46.50 billion and $45.18 billion in the three and nine months ended September 30, 2025, respectively, from $39.78 billion and $38.75 billion in the same periods of 2024. Average core loans, which exclude overdrafts and highlight our efforts to grow our lending portfolio, averaged $43.08 billion and $41.87 billion in the three and nine months ended September 30, 2025, respectively, compared to $36.28 billion and $35.21 billion in the same periods of 2024. The increases are primarily due to growth in collateralized loan obligations and fund finance loans. Additional information about these loans is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, increased to $39.56 billion and $37.69 billion in the three and nine months ended September 30, 2025, respectively, from $27.70 billion and $22.87 billion in the same periods of 2024, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where borrower-provided non-cash collateral has been utilized to borrow securities from lenders, which we subsequently loan, as principal, to borrowers; in this structure our investment portfolio securities are encumbered, but this is not reflected on the balance sheet. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average total interest-bearing deposits increased to $230.56 billion and $228.47 billion in the three and nine months ended September 30, 2025, respectively, from $201.26 billion and $196.39 billion in the same periods of 2024. The increase was driven by market volatility in the second quarter of 2025 and our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. Future interest-bearing deposit levels will be influenced by the underlying asset servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $10.07 billion and $10.69 billion in the three and nine months ended September 30, 2025, respectively, from $13.64 billion and $11.68 billion in the same periods of 2024.
Average long-term debt was $25.27 billion and $24.97 billion in the three and nine months ended September 30, 2025, respectively, compared to $20.26 billion and $19.63 billion in the same periods of 2024, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $3.45 billion and $4.15 billion in the three and nine months ended September 30, 2025, respectively, compared to $5.24 billion and $4.81 billion in the same periods of 2024. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
We recorded a $9 million and $51 million provision for credit losses, in the three and nine months ended September 30, 2025, respectively, compared to $26 million and $63 million in the same periods of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and leveraged loans.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 11: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2025, compared to the same periods of 2024. Total expenses increased 5% in the three months ended September 30, 2025, compared to the same period of 2024, primarily due to increases in investments to improve technology and business capabilities, revenue-related costs and the impact of currency translation which contributed 1% of the increase. Total expenses increased 5% in the nine months ended September 30, 2025, compared to the same period of 2024, primarily reflecting higher compensation and employee benefit costs, increases in investments to improve technology and business capabilities and higher revenue-related costs, partially offset by productivity and vendor savings.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2025	2024
Compensation and employee benefits	$1,162	$1,134	2%
Information systems and communications	517	463	12
Transaction processing services	276	255	8
Occupancy	106	105	1
Amortization of other intangible assets	56	56	—
Other:
Professional services	103	105	(2)
Other	214	190	13
Total other	317	295	7
Total expenses	$2,434	$2,308	5
Number of employees at quarter-end	51,564	52,566	(2)

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2025	2024
Compensation and employee benefits	$3,704	$3,485	6%
Information systems and communications	1,537	1,349	14
Transaction processing services	794	753	5
Occupancy	314	314	—
Amortization of other intangible assets	166	176	(6)
Other:
Professional services	320	326	(2)
Other	578	687	(16)
Total other	898	1,013	(11)
Total expenses	$7,413	$7,090	5
Compensation and employee benefits expenses increased 2% in the three months ended September 30, 2025, compared to the same period of 2024, primarily due to merit increases, higher employee benefit costs and the impact of currency translation which contributed 1% to the increase. Compensation and employee benefits expenses increased 6% in the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to the repositioning charge notable item recorded in the second quarter of 2025, higher performance-based incentive compensation as well as merit increases and employee benefit costs, partially offset by productivity and other savings.
Total headcount decreased 2% as of September 30, 2025, compared to September 30, 2024, primarily driven by our continued efforts to simplify our operations through organization design and technology and automation efforts. These impacts were partially offset by headcount growth in high-cost locations primarily to support clients and revenue generation.
Information systems and communications expenses increased 12% and 14% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, largely driven by higher technology and infrastructure investments, partially offset by vendor savings.
Transaction processing services expenses increased 8% and 5% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher sub-custody and market data costs.
Occupancy expenses remained relatively flat in the three and nine months ended September 30, 2025, compared to the same periods of 2024.
Amortization of other intangible assets was flat and decreased 6% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024.
Other expenses increased 7% in the three months ended September 30, 2025, compared to the same period of 2024, primarily due to the timing of foundation funding, higher marketing costs and other revenue-related expenses. Other expenses decreased 11% in the nine months ended September 30, 2025, compared to the same period of 2024, primarily reflecting the impact of a notable item in the first quarter of 2024 related to the FDIC special assessment, partially offset by higher marketing costs and other revenue-related expenses.
Repositioning Charges
In the second quarter of 2025, we recorded a repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization.
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 12: RESTRUCTURING AND REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	151	1	152
Payments and other adjustments	(17)	—	(17)
Accrual Balance at September 30, 2024	$134	$1	$135

Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	163	—	163
Payments and other adjustments	(25)	—	(25)
Accrual Balance at September 30, 2025	$138	$—	$138
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $241 million and $615 million in the three and nine months ended September 30, 2025, respectively, compared to $195 million and $531 million, in the same periods of 2024. Our effective tax rate was 21.9% in both the three and nine months ended September 30, 2025, compared to 21.1% and 21.8% in the same periods in 2024. The increase in the effective tax rate in the three-month period was primarily due to lower discrete tax benefits.
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
Investment Servicing

TABLE 13: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2025	2024
Servicing fees	$1,357	$1,266	7%
Foreign exchange trading services	364	312	17
Securities finance	133	111	20
Software and processing fees	227	208	9
Other fee revenue	68	48	42
Total fee revenue	2,149	1,945	10
Net interest income	711	716	(1)
Total other income	1	1	—
Total revenue	2,861	2,662	7
Provision for credit losses	9	26	(65)
Total expenses	1,994	1,891	5
Income before income tax expense	$858	$745	15
Pre-tax margin	30.0%	28.0%	200	bps
Average assets (in billions)	$336.9	$311.4	8%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2025	2024
Servicing fees	$3,936	$3,733	5%
Foreign exchange trading services	1,091	924	18
Securities finance	360	302	19
Software and processing fees	706	629	12
Other fee revenue	153	127	20
Total fee revenue	6,246	5,715	9
Net interest income	2,146	2,157	(1)
Total other income	1	1	—
Total revenue	8,393	7,873	7
Provision for credit losses	51	63	(19)
Total expenses	6,008	5,734	5
Income before income tax expense	$2,334	$2,076	12
Pre-tax margin	27.8%	26.4%	140	bps
Average assets (in billions)	$340.4	$303.4	12%
Servicing Fees
Servicing fees, as presented in Table 13: Investment Servicing Line of Business Results, increased 7% and 5% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily reflecting higher average market levels, net new business and the impact of currency translation.
For additional information about servicing fees and the key drivers of our servicing fee revenue, refer
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 5% in both the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily reflecting higher compensation and employee benefit costs, increases in investments to improve technology and business capabilities and higher revenue-related costs, partially offset by productivity and vendor savings. Currency translation increased total expenses by 1% in the three months ended September 30, 2025, compared to the same period of 2024. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2025	2024
Management fees(1)	$612	$527	16%
Foreign exchange trading services(2)	52	47	11
Securities finance	5	5	—
Other fee revenue(3)	11	11	—
Total fee revenue	680	590	15
Net interest income	4	7	(43)
Total revenue	684	597	15
Total expenses	440	417	6
Income before income tax expense	$244	$180	36
Pre-tax margin	35.7%	30.2%	550	bps
Average assets (in billions)	$3.6	$3.2	12.5%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2025	2024
Management fees(1)	$1,736	$1,548	12%
Foreign exchange trading services(2)	115	102	13
Securities finance	18	18	—
Other fee revenue(3)	24	30	(20)
Total fee revenue	1,893	1,698	11
Net interest income	12	17	(29)
Total revenue	1,905	1,715	11
Total expenses	1,288	1,225	5
Income before income tax expense	$617	$490	26
Pre-tax margin	32.4%	28.6%	380	bps
Average assets (in billions)	$3.5	$3.1	12.9%

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
Investment Management total revenue increased 15% and 11% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024.
Management Fees
Management fees increased 16% and 12% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to higher average market levels and net inflows.
For additional information about the key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 6% and 5% in the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, as higher business investments and revenue-related fund expenses were partially offset by productivity and vendor savings.
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
Investment Securities

TABLE 15: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2025	December 31, 2024
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$24,153	$23,525
Mortgage-backed securities(1)	15,551	10,566
Total U.S. Treasury and federal agencies	39,704	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,792	2,430
Asset-backed securities(2)	2,380	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	18,464	13,939
Other(3)	3,062	2,821
Total non-U.S. debt securities	26,698	21,058
Asset-backed securities:
Student loans(4)	81	90
Collateralized loan obligations(5)	2,836	3,453
Non-agency CMBS and RMBS(6)	4	4
Other	91	91
Total asset-backed securities	3,012	3,638
State and political subdivisions	26	56
Other U.S. debt securities	3	52
Total available-for-sale securities(7)	$69,443	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,011	$5,417
Mortgage-backed securities(8)	33,683	36,101
Total U.S. Treasury and federal agencies	35,694	41,518
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,908	3,673
Total non-U.S. debt securities	2,908	3,673
Asset-backed securities:
Student loans(4)	2,332	2,536
Total asset-backed securities	2,332	2,536
Total held-to-maturity securities(7)	$40,934	$47,727

(1) As of September 30, 2025 and December 31, 2024, the total fair value included $3.29 billion and $4.36 billion, respectively, of agency CMBS and $12.26 billion and $6.20 billion, respectively, of agency MBS.
(2) As of September 30, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.89 billion and $0.70 billion, respectively.
(3) As of September 30, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.41 billion and $2.54 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of both September 30, 2025 and December 31, 2024.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended September 30, 2025 and December 31, 2024.
(8) As of September 30, 2025 and December 31, 2024, the total amortized cost included $5.12 billion and $5.18 billion of agency CMBS, respectively.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.1 years and 2.2 years as of September 30, 2025 and December 31, 2024, respectively.
Approximately 97% of the carrying value of the portfolio was rated “AA” or higher at both September 30, 2025 and December 31, 2024, as follows:

TABLE 16: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2025	December 31, 2024
AAA(1)	87%	88%
AA	10	9
A	3	2
BBB	—	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both September 30, 2025 and December 31, 2024.

TABLE 17: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2025	December 31, 2024
U.S. Agency Mortgage-backed securities	37%	35%
U.S. Treasuries	24	27
Non-U.S. sovereign, supranational and non-U.S. agency	19	17
Asset-backed securities	10	10
CMBS	8	9
Other credit	2	2
	100%	100%
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non- MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$315	$(421)	$(106)	$380	$(610)	$(230)
Net premium amortization (discount accretion)	46	(360)	(314)	51	(204)	(153)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 27% and 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2025 and December 31, 2024, respectively.

TABLE 19: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2025	December 31, 2024
Available-for-sale:
Canada	$3,570	$3,237
United Kingdom	3,406	2,702
France	2,385	1,565
Australia	1,961	2,055
Germany	1,485	1,195
Spain	683	301
Austria	655	382
Netherlands	598	446
Finland	357	312
Italy	338	231
Sweden	271	263
Other(2)	10,989	8,369
Total	$26,698	$21,058
Held-to-maturity:
Belgium	$289	$254
Germany	229	201
France	154	206
Finland	142	124
Canada	117	104
Austria	—	67
Ireland	—	397
Other(2)	1,977	2,320
Total	$2,908	$3,673

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2025, other non-U.S. investments include $9.39 billion of supranational bonds in AFS securities and $1.98 billion of supranational bonds in HTM securities.
Approximately 88% and 90% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of September 30, 2025 and December 31, 2024, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2025 and December 31, 2024, approximately 32% and 29%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2025, our non-U.S. debt securities had an average market-to-book ratio of 100.3%, and an aggregate pre-tax net unrealized gain of $100 million, consisting of gross unrealized gains of $161 million and gross unrealized losses of $61 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $131 million, consisting of gross unrealized gains of $154 million and gross unrealized losses of $23 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $31 million, consisting of gross unrealized gains of $7 million and gross unrealized losses of $38 million, associated with non-U.S. HTM debt securities.
As of September 30, 2025, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, government bonds, ABS and corporate debt.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Maturities

TABLE 20: CONTRACTUAL MATURITIES AND YIELDS(1)

As of September 30, 2025	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$6,275	2.10%	$17,688	3.79%	$190	2.41%	$—	—%	$24,153
Mortgage-backed securities	133	4.88	1,611	4.71	1,544	4.58	12,263	5.37	15,551
Total U.S. treasury and federal agencies	6,408		19,299		1,734		12,263		39,704
Non-U.S. debt securities:
Mortgage-backed securities	206	4.03	466	4.39	—	—	2,120	4.34	2,792
Asset-backed securities	124	2.76	376	2.78	1,151	3.52	729	2.85	2,380
Non-U.S. sovereign, supranational and non-U.S. agency	3,809	1.79	13,009	2.79	1,646	3.27	—	—	18,464
Other	676	4.26	2,322	4.21	64	5.05	—	—	3,062
Total non-U.S. debt securities	4,815		16,173		2,861		2,849		26,698
Asset-backed securities:
Student loans	22	6.85	—	—	10	5.27	49	4.73	81
Collateralized loan obligations	108	5.69	82	5.67	1,423	5.53	1,223	5.66	2,836
Non-agency CMBS and RMBS	—	—	—	—	4	5.83	—	—	4
Other	—	—	91	5.03	—	—	—	—	91
Total asset-backed securities	130		173		1,437		1,272		3,012
State and political subdivisions(3)	—	—	26	6.02	—	—	—	—	26
Other U.S. debt securities	3	4.70	—	—	—	—	—	—	3
Total	$11,356		$35,671		$6,032		$16,384		$69,443

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$1,901	0.45%	$102	1.53%	$1	5.08%	$7	4.81%	$2,011
Mortgage-backed securities	157	2.84	3,590	2.05	1,352	1.93	28,584	2.39	33,683
Total U.S. treasury and federal agencies	2,058		3,692		1,353		28,591		35,694
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,457	0.89	1,357	1.15	94	1.85	—	—	2,908
Total non-U.S. debt securities	1,457		1,357		94		—		2,908
Asset-backed securities:
Student loans	133	4.90	435	5.36	422	5.41	1,342	4.83	2,332
Total asset-backed securities	133		435		422		1,342		2,332
Total	$3,648		$5,484		$1,869		$29,933		$40,934

(1) Weighted-average yields are calculated based on the contractual coupon of each security owned at the end of the period, weighted based on the amortized cost of each security, and excludes the effect of related hedges.
(2) The maturities of MBS, ABS and CMOs are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of September 30, 2025).
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 21: U.S. AND NON- U.S. LOANS
(In millions)	September 30, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$17,776	$16,347
Leveraged loans	2,829	2,742
Overdrafts	1,497	1,208
Collateralized loan obligations	100	50
Other(3)	2,556	3,220
Commercial real estate	2,549	2,842
Total domestic	$27,307	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$7,125	$6,601
Leveraged loans	1,114	1,082
Overdrafts	1,392	772
Collateralized loan obligations	9,722	8,336
Total foreign	19,353	16,791
Total loans(4)	46,660	43,200
Allowance for loan losses	(190)	(174)
Loans, net of allowance	$46,470	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $12.75 billion private equity capital call finance loans, $7.48 billion loans to real money funds and $1.62 billion loans to business development companies as of September 30, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $2.39 billion securities finance loans and $170 million loans to municipalities as of September 30, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of September 30, 2025, excluding overdrafts, floating rate loans totaled $41.20 billion and fixed rate loans totaled $2.57 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
We had binding unfunded commitments as of September 30, 2025 and December 31, 2024 of $58 million and $104 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
These leveraged loans, which are primarily rated “sub-investment grade” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 86% and 91% of the loans rated “BB” or “B” as of September 30, 2025 and December 31, 2024, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have a greater exposure to credit losses relative to higher-rated loans in our portfolio.
As of September 30, 2025, the commercial real estate portfolio consists of, by asset class, approximately 41% multifamily residential, 39% office buildings and 20% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of September 30, 2025, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 19%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We continued to observe these effects in commercial real estate loans during the third quarter of 2025, particularly those collateralized by office buildings, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2025 or subsequent periods, we may increase our allowance for credit losses during those periods.
Additional information about all of our loan segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 22: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2025	2024
Allowance for credit losses:
Beginning balance	$183	$150
Provision for credit losses (funded commitments)(1)	49	69
Provisions for credit losses (unfunded commitments)	2	(6)
Charge-offs(2)	(33)	(42)
Ending balance	$201	$171

(1) The provision for credit losses is primarily related to commercial real estate and leveraged loans.
(2) The charge-offs are primarily related to commercial real estate and leveraged loans in both the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, the allowance for credit losses increased $18 million compared to December 31, 2024, reflecting provision for credit losses of $51 million in the nine months ended September 30, 2025, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and leveraged loans, partially offset by charge-offs of $33 million, largely related to a commercial real estate loan and certain leveraged loans.
As of September 30, 2025, approximately $107 million of our allowance for credit losses was
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
related to certain commercial real estate loans compared to $102 million as of December 31, 2024. In addition, $78 million and $68 million as of September 30, 2025 and December 31, 2024, respectively, was related to leveraged loans. The remaining $16 million and $13 million as of September 30, 2025 and December 31, 2024, respectively, was related to other loans, off-balance sheet commitments, interest-bearing deposits with banks and other financial assets held at amortized cost, including investment securities. As of both September 30, 2025 and December 31, 2024, the allowance for credit losses on loans represented 0.4% of total loans.
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
In the third quarter of 2025, the allowance estimate reflected the evolving macroeconomic environment and an increase in loan loss reserves associated with leveraged and commercial real estate loans. Allowance estimates are subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to pages 87 to 91 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Credit Risk Management", in our 2024 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally derives its liquidity from its customer deposit base, capital markets, wholesale funding and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next 12-month period. Refer to our SPOE Strategy as discussed on pages 15 to 16, “Recovery and Resolution Planning" included under Item 1, Business, in our 2024 Form 10-K. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2025, we and State Street Bank had approximately $2.39 billion of senior notes or subordinated debentures outstanding that will mature in the next 12 months.
As a G-SIB, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Failure to satisfy, these regulatory requirements could have a materially adverse affect on our business, financial condition or results of operations.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of HQLA. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. HQLA primarily consists of unencumbered cash and certain high quality liquid securities that qualify for inclusion under the LCR rule. Net cash outflows are measured as prescribed under the LCR rule which provides a significant benefit for deposits classified as operational. We report the LCR to the Federal Reserve daily. For the quarters ended September 30, 2025 and December 31, 2024, average daily LCR for the Parent Company was 106% and 107%, respectively. The impact of higher deposits on the Parent Company's LCR is limited by a cap, known as the transferability restriction, on the HQLA from State Street Bank that can be recognized at the Parent Company as defined in the U.S. LCR Final Rule. This
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
restriction limits the HQLA used in the calculation of the Parent Company's LCR to the amount of net cash outflows of its principal banking subsidiary (State Street Bank). The average HQLA, post-prescribed haircuts for the Parent Company under the LCR final rule definition was $148.27 billion for the quarter ended September 30, 2025 compared to $142.34 billion for the quarter ended December 31, 2024, primarily due to an increase in client deposits relative to the prior period. For the quarter ended September 30, 2025, the LCR for State Street Bank was approximately 142%.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the Basel Committee on Banking Supervision's (BCBS's) NSFR in the U.S. which became effective on July 1, 2021. The final rule requires large banking organizations to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. Pursuant to the BCBS's NSFR final rule, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of September 30, 2025, both the Parent Company's and State Street Bank's NSFR were above the 100% minimum NSFR requirement.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $83.99 billion for the quarter ended September 30, 2025, compared to $86.88 billion for the quarter ended December 31, 2024. The lower levels of average cash balances with central banks is a result of an increase in investment securities.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. These arrangements allow for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
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
The average fair value of total unencumbered securities was $76.49 billion for the quarter ended September 30, 2025, compared to $63.23 billion for the quarter ended December 31, 2024.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs by our custody clients of lines of credit; advances to clients to settle securities transactions; increases in our investment and loan portfolios; or other permitted purposes. Such circumstances would generally arise under stress conditions, such as a deterioration in credit ratings or significant changes in FX rates. A recurring use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions and central banks to support various business activities.
We had unfunded commitments to extend credit with gross contractual amounts totaling $35.47 billion and $34.19 billion and standby letters of credit totaling $0.69 billion and $0.91 billion as of September 30, 2025 and December 31, 2024, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2025, approximately 70% of our unfunded commitments to extend credit and 45% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan by December 1, 2023. The FDIC recently amended and restated its rule on IDI plans, which revised rule became effective on October 1, 2024. Under the revised rule, IDI subsidiaries of U.S. G-SIBs, such as State Street Bank, are required to file their IDI plans on a biennial basis. Our next IDI Plan is to be submitted by July 1, 2026.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2025 and December 31, 2024, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. As of both September 30, 2025 and December 31, 2024, we had
$9.82 billion of outstanding of FHLB funding. These outstanding borrowings have initial maturities of approximately 12 months and are recorded in other short-term borrowings in the consolidated statement of condition.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.21 billion and $3.68 billion as of September 30, 2025 and December 31, 2024, respectively.
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
On October 23, 2025, we issued $1 billion aggregate principal amount of 4.784% fixed-to-floating rate senior notes due 2036.
On October 29, 2025, we notified the holders of our $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026, that we will redeem all of the notes on November 4, 2025.
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
Volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy of the United States and of other nations, conflicts in Ukraine and in the Middle East and the shutdown of the U.S. federal government that started on October 1, 2025) may result in stress on the operating environment, elevate operational risk, and heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
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
Market Risk Management
Market risk is the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2025, the notional amount of these derivative contracts was $2.97 trillion, of which $2.85 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We experienced no back-testing exceptions in the quarters ended September 30, 2025, June 30, 2025 and September 30, 2024. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2025, June 30, 2025 and September 30, 2024, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 23: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2025	As of June 30, 2025	As of September 30, 2024
	September 30, 2025			June 30, 2025			September 30, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$9,963	$16,964	$4,460	$6,256	$9,700	$4,100	$13,645	$26,693	$6,659	$4,767	$4,100	$16,959
Global Treasury	4,074	6,071	3,358	2,688	5,416	571	3,094	6,988	1,020	3,571	3,448	1,730
Diversification	(4,645)	(8,093)	(2,595)	(2,247)	(5,387)	(101)	(2,622)	(7,020)	(1,234)	(2,494)	(2,577)	(1,766)
Total VaR	$9,392	$14,942	$5,223	$6,697	$9,729	$4,570	$14,117	$26,661	$6,445	$5,844	$4,971	$16,923

TABLE 24: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2025	As of June 30, 2025	As of September 30, 2024
	September 30, 2025			June 30, 2025			September 30, 2024
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$38,393	$60,032	$20,392	$45,081	$94,077	$22,994	$42,527	$72,694	$18,376	$58,451	$38,163	$72,484
Global Treasury	14,365	32,666	10,538	10,520	15,811	5,363	10,403	19,261	5,404	10,842	14,002	11,601
Diversification	(12,259)	(26,298)	(7,972)	(9,857)	(12,500)	(7,081)	(8,755)	(20,991)	(2,142)	(4,595)	(11,261)	(13,121)
Total Stressed VaR	$40,499	$66,400	$22,958	$45,744	$97,388	$21,276	$44,175	$70,964	$21,638	$64,698	$40,904	$70,964
The three month average of our total stressed VaR-based measure was approximately $40 million for the quarter ended September 30, 2025, compared to an average of approximately $46 million for the quarter ended June 30, 2025 and $44 million for the quarter ended September 30, 2024. The decrease in the average total stressed VaR for the quarter ended September 30, 2025, compared to both of the quarters ended June 30, 2025 and September 30, 2024, was primarily attributed to a reduction in the average interest rate positions and lower observed correlations among risk factors.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 25: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2025			June 30, 2025			September 30, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$2,054	$5,199	$347	$2,230	$4,689	$345	$3,662	$16,002	$515
Global Treasury	3,380	1,027	—	3,346	870	—	335	1,658	—
Diversification	(2,126)	(1,218)	—	(2,737)	(892)	—	(458)	(1,770)	—
Total VaR	$3,308	$5,008	$347	$2,839	$4,667	$345	$3,539	$15,890	$515

TABLE 26: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2025			June 30, 2025			September 30, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk(2)	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$5,885	$73,357	$566	$5,425	$38,025	$706	$8,381	$92,298	$913
Global Treasury	10,948	3,566	—	13,969	4,158	—	9,858	5,679	—
Diversification	(8,934)	125	—	(7,068)	(3,789)	—	(8,971)	(4,271)	—
Total Stressed VaR	$7,899	$77,048	$566	$12,326	$38,394	$706	$9,268	$93,706	$913

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
(2) On September 30, 2025, the stressed-VaR calculated on the combined interest rate exposures of our two businesses slightly exceeded the sum of their individual stressed-VaRs, as the model projected simultaneous additive losses across both portfolios.
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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a 12-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 27, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2025 and 2024. Our baseline rate forecast as of September 30, 2025 was generally consistent with market expectations for global central bank rate actions at that point in time.

TABLE 27: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2025			September 30, 2024
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.25%	2.00%	4.15%	5.00%	3.50%	3.78%
12-month forward rates	3.00	2.00	4.18	3.25	2.25	3.74

(1) European Central Bank deposit facility rate.
In Table 28: Net Interest Income Sensitivity, we report the expected change in NII over the next 12 months from instantaneous 100 basis point shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast which assumes client deposit balance rotation, including reductions in non-interest-bearing deposit balances. The results of these scenarios should not be extrapolated for other (e.g., more severe) shocks as the impact of interest rate shocks may not be linear. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 28: NET INTEREST INCOME SENSITIVITY
	September 30, 2025			September 30, 2024
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$73	$210	$283	$17	$303	$320
-100 bps shock	(78)	(187)	(265)	(20)	(262)	(282)
Steeper yield curve:
+100 bps shift in long-end rates(1)	18	22	40	—	16	16
-100 bps shift in short-end rates(1)	(51)	(165)	(216)	(12)	(247)	(259)
Flatter yield curve:
+100 bps shift in short-end rates(1)	51	188	239	17	287	304
-100 bps shift in long-end rates(1)	(31)	(22)	(53)	(7)	(16)	(23)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2024, our USD NII asset sensitivity has increased mainly due to higher client deposits and a lower investment portfolio duration. Our non-USD NII asset sensitivity to short-end rate changes has reduced compared to September 30, 2024, primarily due to interest rate hedging activity.
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
Strategic risk is managed with a long-term focus. Techniques for its assessment and management include the development of business plans, which are subject to review and challenge from senior management and the Board, as well as a formal review and approval process for all new business and product proposals. The potential impact of the various elements of strategic risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on us attributable to strategic risk. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
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
Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026, based on the results of the 2025 supervisory stress test.
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
On July 27, 2023, the U.S. Agencies issued a proposed rule to implement the Basel III endgame agreement (2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the U.S. G-SIB capital surcharge framework (2023 G-SIB Surcharge Proposal). The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized approaches for credit risk, operational risk and CVA risk RWA components, and would also replace the existing market risk rule with the new fundamental review of the trading book framework. The G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in 0.1% increments as opposed to the 0.5% increments that currently apply.
Recent public statements by U.S. banking officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. However, the timing and content of any potential re-proposal, and the effects of any re-proposal on us, remain uncertain at this stage.
On April 17, 2025, the Fed issued a proposed rule to reduce volatility in the stress capital buffer requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s stress capital buffer requirement by one quarter, from October 1 to January 1. The proposal was intended to be effective as of the 2025 stress testing cycle, but has yet to be finalized. We do not expect the proposal to materially impact our stress capital buffer requirement, which is currently at the 2.5% floor.
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

TABLE 29: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2025	Basel III Standardized Approach September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches September 30, 2025	Basel III Standardized Approach September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,208	$11,208	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			30,938	30,938	29,582	29,582	16,509	16,509	15,977	15,977
Accumulated other comprehensive income (loss)			(1,172)	(1,172)	(2,100)	(2,100)	(946)	(946)	(1,805)	(1,805)
Treasury stock, at cost			(16,891)	(16,891)	(16,198)	(16,198)	—	—	—	—
Total			24,083	24,083	22,510	22,510	28,896	28,896	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,401)	(8,401)	(8,320)	(8,320)	(8,128)	(8,128)	(8,054)	(8,054)
Other adjustments(1)			(526)	(526)	(391)	(391)	(416)	(416)	(278)	(278)
Common equity tier 1 capital			15,156	15,156	13,799	13,799	20,352	20,352	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,715	18,715	16,615	16,615	20,352	20,352	19,173	19,173
Qualifying subordinated long-term debt			1,876	1,876	1,861	1,861	526	526	530	530
Adjusted allowance for credit losses			17	201	—	183	18	201	—	183
Total capital			$20,608	$20,792	$18,476	$18,659	$20,896	$21,079	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$62,768	$132,268	$63,252	$124,281	$58,880	$129,216	$57,883	$121,785
Operational risk(3)			51,063	NA	49,350	NA	49,438	NA	47,538	NA
Market risk			1,900	1,900	2,000	2,000	1,900	1,900	2,000	2,000
Total risk-weighted assets			$115,731	$134,168	$114,602	$126,281	$110,218	$131,116	$107,421	$123,785

Capital Ratios:	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.1%	11.3%	12.0%	10.9%	18.5%	15.5%	17.8%	15.5%
Tier 1 capital	9.5	9.5	16.2	13.9	14.5	13.2	18.5	15.5	17.8	15.5
Total capital	11.5	11.5	17.8	15.5	16.1	14.8	19.0	16.1	18.3	16.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026, based on the results of the 2025 supervisory stress test.
NA Not applicable
Our CET1 capital increased $1.36 billion as of September 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases.
Our Tier 1 capital increased $2.10 billion as of September 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
Our Tier 2 capital remained flat as of September 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach.
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our total capital increased $2.13 billion as of September 30, 2025, compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to the increase in CET1 capital and net issuance of preferred stock in the first quarter of 2025.
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

TABLE 30: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2025	Basel III Standardized Approach September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,799	$13,799	$12,971	$12,971
Net income	2,198	2,198	2,687	2,687
Changes in treasury stock, at cost	(693)	(693)	(1,173)	(1,173)
Dividends declared	(841)	(841)	(1,062)	(1,062)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(81)	(81)	150	150
Accumulated other comprehensive income(1)	928	928	254	254
Other adjustments(1)	(154)	(154)	(28)	(28)
Changes in common equity tier 1 capital	1,357	1,357	828	828
Common equity tier 1 capital balance, end of period	15,156	15,156	13,799	13,799
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,615	16,615	14,947	14,947
Changes in common equity tier 1 capital	1,357	1,357	828	828
Net issuance (redemption) of preferred stock	743	743	840	840
Changes in tier 1 capital	2,100	2,100	1,668	1,668
Tier 1 capital balance, end of period	18,715	18,715	16,615	16,615
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,861	2,044	1,870	2,020
Net issuance and changes in long-term debt qualifying as tier 2 capital	15	15	(9)	(9)
Changes in adjusted allowance for credit losses	17	18	—	33
Changes in tier 2 capital	32	33	(9)	24
Tier 2 capital balance, end of period	1,893	2,077	1,861	2,044
Total capital:
Total capital balance, beginning of period	18,476	18,659	16,817	16,967
Changes in tier 1 capital	2,100	2,100	1,668	1,668
Changes in tier 2 capital	32	33	(9)	24
Total capital balance, end of period	$20,608	$20,792	$18,476	$18,659

(1) Accumulated other comprehensive income includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

TABLE 31: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach September 30, 2025	Basel III Standardized Approach December 31, 2024
Total risk-weighted assets, beginning of period	$114,602	$107,453	$126,281	$111,703
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	177	(585)	390	(1,000)
Net increase (decrease) in loans and overdrafts	216	919	2,300	2,241
Net increase (decrease) in securitization exposures	608	628	574	592
Net increase (decrease) in repo-style transaction exposures	341	(558)	7,919	2,968
Net increase (decrease) in over-the-counter derivatives exposures(1)	(1,524)	2,595	(6,240)	10,778
Net increase (decrease) in all other(2)	(302)	(957)	3,044	(526)
Net increase (decrease) in credit risk-weighted assets	(484)	2,042	7,987	15,053
Net increase (decrease) in market risk-weighted assets	(100)	(475)	(100)	(475)
Net increase (decrease) in operational risk-weighted assets	1,713	5,582	NA	NA
Total risk-weighted assets, end of period	$115,731	$114,602	$134,168	$126,281

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2025, total advanced approaches RWA increased $1.13 billion compared to December 31, 2024, mainly due to higher operational risk RWA, higher securitization RWA driven by higher balances, and higher repo-style transaction RWA driven by increased volumes, partially offset by lower derivatives RWA driven by lower market volatility.
As of September 30, 2025, total standardized approach RWA increased $7.89 billion compared to December 31, 2024, mainly reflecting higher repo-style transaction RWA driven by increased volumes, higher other RWA driven by increased cash balances, and higher loans and overdrafts RWA driven by increased balances, partially offset by lower derivatives RWA driven by lower market volatility.
The regulatory capital ratios as of September 30, 2025, presented in Table 29: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2025, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Tier 1 and Supplementary Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a SLR. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The SLR is based on total leverage exposure and, includes certain off-balance sheet exposures not used in the calculation of the minimum Tier 1 leverage ratio.
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage increased to 5.6% as of September 30, 2025, compared to 5.2% as of December 31, 2024, mainly driven by capital generated from earnings and higher preferred equity, partially offset by higher average balance sheet levels and continued capital return.
As a U.S. G-SIB, we are subject to a minimum SLR of 3%, and are also subject to enhanced supplementary leverage (eSLR) standards, comprising a 2% SLR buffer at the holding company (in order to avoid limitations on distributions to shareholders and discretionary bonus payments to certain executives) and a 3% SLR buffer at State Street Bank (in order to be considered "well capitalized" under the Federal Reserve's prompt corrective action framework). If we do not maintain the 2% buffer at the holding company, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
On June 25, 2025, the U.S. Agencies jointly issued a proposed rule to amend the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The proposed rule would replace the current eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIBs Method 1 capital surcharge, while
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
also making conforming changes to the TLAC and LTD requirements.
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

TABLE 32: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2025	December 31, 2024
State Street:
Tier 1 capital	$18,715	$16,615
Average assets	340,480	327,181
Less: adjustments for deductions from tier 1 capital and other	(8,927)	(8,711)
Adjusted average assets for tier 1 leverage ratio	331,553	318,470
Additional SLR exposure	44,873	38,659
Adjustments for deductions of qualifying central bank deposits	(84,965)	(87,496)
Total assets for SLR	$291,461	$269,633
Tier 1 leverage ratio(1)	5.6%	5.2%
Supplementary leverage ratio	6.4	6.2

State Street Bank(2):
Tier 1 capital	$20,352	$19,173
Average assets	335,558	323,086
Less: adjustments for deductions from tier 1 capital and other	(8,544)	(8,332)
Adjusted average assets for tier 1 leverage ratio	327,014	314,754
Additional SLR exposure	45,300	40,299
Adjustments for deductions of qualifying central bank deposits	(84,965)	(87,496)
Total assets for SLR	$287,349	$267,557
Tier 1 leverage ratio(1)	6.2%	6.1%
Supplementary leverage ratio	7.1	7.2

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

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of September 30, 2025:

TABLE 33: TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2025
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$38,668	28.8%	$28,846	21.5%
Total leverage exposure	38,668	13.3	27,689	9.5
Long-term debt:
Risk-weighted assets	19,203	14.3	9,392	7.0
Total leverage exposure	19,203	6.6	13,116	4.5
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2025:

TABLE 34: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 35: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$7	$1,338	$0.33	$7
Series H	—	—	—	2,036	20.36	10
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	—	—	—
Series K	1,613	16.13	12	—	—	—
Total			$58			$42

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	4,013	1.00	20	4,013	1.00	20
Series H	—	—	—	6,251	62.51	31
Series I	5,025	50.25	75	4,188	41.88	63
Series J	5,025	50.25	43	—	—	—
Series K	3,924	39.24	29	—	—	—
Total			$167			$131
In October 2025, we declared dividends on our Series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in December 2025.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $400 million of our common stock in the third quarter of 2025 under our 2024 share repurchase authorization. Since its inception, we repurchased an aggregate of $2.1 billion of our common stock under the 2024 program through September 30, 2025.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 36: SHARES REPURCHASED
	Three Months Ended September 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.6	$110.34	$400	5.4	$84.00	$450

	Nine Months Ended September 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	8.1	$98.45	$800	9.4	$79.73	$750
State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 37: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$237	$0.76	$224

	Nine Months Ended September 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.36	$674	$2.14	$639

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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $382.57 billion and $310.81 billion as of September 30, 2025 and December 31, 2024, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $402.35 billion and $325.61 billion as collateral for indemnified securities on loan as of September 30, 2025 and December 31, 2024, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $402.35 billion and $325.61 billion, referenced above, $55.52 billion and $63.66 billion was invested in indemnified repurchase agreements as of September 30, 2025 and December 31, 2024, respectively. We or our agents held $59.62 billion and $68.51 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2025 and December 31, 2024, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 44

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
CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2025, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 45

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Fee revenue:
Servicing fees	$1,357	$1,266	$3,936	$3,733
Management fees	612	527	1,736	1,548
Foreign exchange trading services	416	374	1,209	1,041
Securities finance	138	116	378	320
Software and processing fees	227	208	682	629
Other fee revenue	79	125	177	223
Total fee revenue	2,829	2,616	8,118	7,494
Net interest income:
Interest income	2,918	3,081	8,895	8,968
Interest expense	2,203	2,358	6,737	6,794
Net interest income	715	723	2,158	2,174
Other income:
Gains (losses) from sales of available-for-sale securities, net	1	(80)	1	(80)
Total other income (loss)	1	(80)	1	(80)
Total revenue	3,545	3,259	10,277	9,588
Provision for credit losses	9	26	51	63
Expenses:
Compensation and employee benefits	1,162	1,134	3,704	3,485
Information systems and communications	517	463	1,537	1,349
Transaction processing services	276	255	794	753
Occupancy	106	105	314	314
Amortization of other intangible assets	56	56	166	176
Other	317	295	898	1,013
Total expenses	2,434	2,308	7,413	7,090
Income before income tax expense	1,102	925	2,813	2,435
Income tax expense	241	195	615	531
Net income	$861	$730	$2,198	$1,904
Net income available to common shareholders	$802	$682	$2,029	$1,755
Earnings per common share:
Basic	$2.83	$2.29	$7.09	$5.85
Diluted	2.78	2.26	6.98	5.77
Average common shares outstanding (in thousands):
Basic	283,434	297,365	$286,074	299,964
Diluted	288,163	301,847	290,439	304,176
Cash dividends declared per common share	$0.84	$0.76	$2.36	$2.14

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2025	2024
Net income	$861	$730
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $22 and $(54), respectively	31	290
Net unrealized gains on available-for-sale securities, net of reclassification adjustment and net of related taxes of $29 and $134, respectively	100	352
Net unrealized gains on cash flow hedges, net of related taxes of $3 and $19, respectively	17	47
Net unrealized gains on retirement plans, net of related taxes of nil and nil, respectively	1	—
Other comprehensive income	149	689
Total comprehensive income	$1,010	$1,419

	Nine Months Ended September 30,
(In millions)	2025	2024
Net income	$2,198	$1,904
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($206) and $15, respectively	569	175
Net unrealized gains on investment securities, net of reclassification adjustment and net of related taxes of $96 and $211, respectively	275	577
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $25 and ($10), respectively	80	(30)
Net unrealized gains on retirement plans, net of related taxes of $2, and $3, respectively	4	7
Other comprehensive income	928	729
Total comprehensive income	$3,126	$2,633
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2025	December 31, 2024
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,756	$3,145
Interest-bearing deposits with banks	122,642	112,957
Securities purchased under resale agreements	7,730	6,679
Trading account assets	884	768
Investment securities available-for-sale	69,443	58,895
Investment securities held-to-maturity (less allowance for credit losses of $0 and $0) (fair value of $36,654 and $41,906)	40,934	47,727
Loans (less allowance for credit losses on loans of $190 and $174)	46,470	43,026
Premises and equipment (net of accumulated depreciation of $6,979 and $6,461)	3,080	2,715
Accrued interest and fees receivable	4,476	4,034
Goodwill	7,916	7,691
Other intangible assets	958	1,089
Other assets	61,781	64,514
Total assets	$371,070	$353,240
Liabilities:
Deposits:
Non-interest-bearing	$34,395	$33,180
Interest-bearing - U.S.	169,013	166,483
Interest-bearing - non-U.S.	76,591	62,257
Total deposits	279,999	261,920
Securities sold under repurchase agreements	206	3,681
Other short-term borrowings	9,825	9,840
Accrued expenses and other liabilities	28,710	29,201
Long-term debt	24,688	23,272
Total liabilities	343,428	327,914
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 282,217,819 and 288,766,452 shares outstanding	504	504
Surplus	10,704	10,722
Retained earnings	30,938	29,582
Accumulated other comprehensive income (loss)	(1,172)	(2,100)
Treasury stock, at cost (221,661,823 and 215,113,190 shares)	(16,891)	(16,198)
Total shareholders’ equity	27,642	25,326
Total liabilities and shareholders' equity	$371,070	$353,240

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					463				463
Other comprehensive income (loss)						(15)			(15)
Preferred stock issued	1,481								1,481
Preferred stock redeemed	(989)				(11)				(1,000)
Cash dividends declared:
Common stock - $0.69 per share					(208)				(208)
Preferred stock					(34)				(34)
Common stock acquired							1,365	(100)	(100)
Common stock awards exercised				(17)			(926)	66	49
Other					(1)			(1)	(2)
Balance at March 31, 2024	$2,468	503,880	$504	$10,724	$28,166	$(2,369)	202,375	$(15,060)	$24,433
Net income					711				711
Other comprehensive income						55			55
Cash dividends declared:
Common stock -$0.69 per share					(207)				(207)
Preferred stock					(55)				(55)
Common stock acquired							2,684	(200)	(200)
Common stock awards exercised				(3)			(412)	29	26
Other							2	(1)	(1)
Balance at June 30, 2024	$2,468	503,880	$504	$10,721	$28,615	$(2,314)	204,649	$(15,232)	$24,762
Net income					730				730
Other comprehensive income						689			689
Preferred stock issued	842								842
Preferred stock redeemed	(494)				(6)				(500)
Cash dividends declared:
Common stock - $0.76 per share					(224)				(224)
Preferred stock					(42)				(42)
Common stock acquired							5,357	(450)	(450)
Common stock awards exercised				2			(317)	23	25
Other								(4)	(4)
Balance at September 30, 2024	$2,816	503,880	$504	$10,723	$29,073	$(1,625)	209,689	$(15,663)	$25,828

Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692
Net income					693				693
Other comprehensive income						471			471
Cash dividends declared:
Common stock - $0.76 per share					(217)				(217)
Preferred stock					(63)				(63)
Common stock acquired							3,497	(303)	(303)
Common stock awards exercised				5			(384)	27	32
Other					1		2	1	2
Balance at June 30, 2025	$3,559	503,880	$504	$10,698	$30,373	$(1,321)	218,318	$(16,506)	$27,307
Net income					861				861
Other comprehensive income						149			149
Cash dividends declared:
Common stock - $0.84 per share					(237)				(237)
Preferred stock					(58)				(58)
Common stock acquired							3,625	(404)	(404)
Common stock awards exercised				6			(281)	20	26
Other					(1)			(1)	(2)
Balance at September 30, 2025	$3,559	503,880	$504	$10,704	$30,938	$(1,172)	221,662	$(16,891)	$27,642

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating Activities:
Net income	$2,198	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(63)	57
Amortization of other intangible assets	166	176
Other non-cash adjustments for depreciation, amortization and accretion, net	198	310
(Gains) losses related to investment securities, net	(1)	80
Provision for credit losses	51	63
Change in trading account assets, net	(115)	(29)
Change in accrued interest and fees receivable, net	(443)	(351)
Change in collateral deposits, net	(1,916)	(9,843)
Change in unrealized losses on foreign exchange derivatives, net	4,131	178
Change in other assets, net	(2,682)	183
Change in accrued expenses and other liabilities, net	(11)	1,324
Other, net	343	168
Net cash provided by (used in) operating activities	1,856	(5,780)
Investing Activities:
Net increase in interest-bearing deposits with banks	(9,685)	(17,456)
Net increase in securities purchased under resale agreements	(1,050)	(1,642)
Proceeds from sales of available-for-sale securities	9,911	8,405
Proceeds from maturities of available-for-sale securities	23,891	13,280
Purchases of available-for-sale securities	(41,657)	(32,386)
Proceeds from maturities of held-to-maturity securities	7,084	7,718
Purchases of held-to-maturity securities	—	(5)
Sale of loans	188	223
Net increase in loans	(2,719)	(5,506)
Business acquisitions, net of cash acquired	—	(194)
Purchases of equity investments and other long-term assets	(360)	(104)
Purchases of premises and equipment, net	(788)	(677)
Other, net	251	(97)
Net cash used in investing activities	(14,934)	(28,441)
Financing Activities:
Net decrease in time deposits	(777)	(4,646)
Net increase in all other deposits	18,848	31,105
Net (decrease) increase in securities sold under repurchase agreements	(3,475)	252
Net (decrease) increase in other short-term borrowings	(15)	6,358
Proceeds from issuance of long-term debt, net of issuance costs	4,728	1,992
Payments for long-term debt and obligations under finance leases	(3,639)	(35)
Payments for redemption of preferred stock	—	(1,500)
Proceeds from issuance of preferred stock, net of issuance costs	743	2,323
Repurchases of common stock	(800)	(769)
Repurchases of common stock for employee tax withholding	(87)	(68)
Payments for cash dividends	(824)	(755)
Other, net	(13)	(16)
Net cash provided by financing activities	14,689	34,241
Net increase in cash and due from banks	1,611	20
Cash and due from banks at beginning of period	3,145	4,047
Cash and due from banks at end of period	$4,756	$4,067

Supplemental disclosure:
Interest paid	$6,786	$6,593
Income taxes paid, net	451	345

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
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of September 30, 2025 and December 31, 2024, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.4 billion and $0.8 billion, respectively, with our subcustodian, which is an affiliate of a large multinational bank, and with western European-based clearing agencies, for a total of approximately $2.1 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of September 30, 2025:

Standard	Description	Effective Date	Effects on the financial statements or other significant matters
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments remove all references to prescriptive and
sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Capitalizing software costs commences when both of the following occur (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”).
		Annual and interim reporting for the year ending December 31, 2028	We are currently evaluating the impact to our financial statements.
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
		Annual reporting for period ending December 31, 2027 and for interim reporting in 2028	We are currently evaluating the disclosure impact of the new standard.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments related to the rate reconciliation and income taxes paid disclosures and require disclosures of (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additional amendments require (1) disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission regulations, and (2) remove disclosures that no longer are considered cost beneficial or relevant.	Annual reporting for period ending December 31, 2025	We will adopt the new disclosure requirements for the year-end December 31, 2025 and will provide additional disaggregated income tax disclosures.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of September 30, 2025; none are expected to have a material impact to our financial statements.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$90	$—	$—		$90
Non-U.S. government securities	—	128	—		128
Other	—	666	—		666
Total trading account assets	$90	$794	$—		$884
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$24,153	$—	$—		$24,153
Mortgage-backed securities	—	15,551	—		15,551
Total U.S. Treasury and federal agencies	24,153	15,551	—		39,704
Non-U.S. debt securities:
Mortgage-backed securities	—	2,792	—		2,792
Asset-backed securities	—	2,380	—		2,380
Non-U.S. sovereign, supranational and non-U.S. agency	—	18,464	—		18,464
Other	—	3,062	—		3,062
Total non-U.S. debt securities	—	26,698	—		26,698
Asset-backed securities:
Student loans	—	81	—		81
Collateralized loan obligations	—	2,836	—		2,836
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,012	—		3,012
State and political subdivisions	—	26	—		26
Other U.S. debt securities	—	3	—		3
Total available-for-sale investment securities	$24,153	$45,290	$—		$69,443
Other assets:
Derivative instruments:
Foreign exchange contracts	$—	$10,872	$2	$(7,320)	$3,554
Interest rate contracts	—	35	—	(35)	—
Total derivative instruments	—	10,907	2	(7,355)	3,554
Other	22	718	—	—	740
Total assets carried at fair value	$24,265	$57,709	$2	$(7,355)	$74,621
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$10,708	$1	$(7,781)	$2,928
Interest rate contracts	—	3	—	(2)	1
Other derivative contracts	—	178	—	—	178
Total derivative instruments	—	10,889	1	(7,783)	3,107
Total liabilities carried at fair value	$—	$10,889	$1	$(7,783)	$3,107

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $0.80 billion and $1.21 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2025
Financial Assets:
Cash and due from banks	$4,756	$4,756	$4,756	$—	$—
Interest-bearing deposits with banks	122,642	122,642	—	122,642	—
Securities purchased under resale agreements	7,730	7,730	—	7,730	—
Investment securities held-to-maturity	40,934	36,654	1,996	34,658	—
Net loans(1)	46,470	46,303	—	44,675	1,628
Other(2)	10,555	10,555	—	10,555	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$34,395	$34,395	$—	$34,395	$—
Interest-bearing - U.S.	169,013	169,013	—	169,013	—
Interest-bearing - non-U.S.	76,591	76,591	—	76,591	—
Securities sold under repurchase agreements	206	206	—	206	—
Other short-term borrowings	9,825	9,825	—	9,825	—
Long-term debt	24,688	24,719	—	24,587	132
Other(2)	10,555	10,555	—	10,555	—

(1) Includes $15 million of loans classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and due from banks	$3,145	$3,145	$3,145	$—	$—
Interest-bearing deposits with banks	112,957	112,957	—	112,957	—
Securities purchased under resale agreements	6,679	6,679	—	6,679	—
Investment securities held-to-maturity	47,727	41,906	5,354	36,552	—
Net loans(1)	43,026	42,839	—	41,097	1,742
Other(2)	6,752	6,752	—	6,752	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,180	$33,180	$—	$33,180	$—
Interest-bearing - U.S.	166,483	166,483	—	166,483	—
Interest-bearing - non-U.S.	62,257	62,257	—	62,257	—
Securities sold under repurchase agreements	3,681	3,681	—	3,681	—
Other short-term borrowings	9,840	9,840	—	9,840	—
Long-term debt	23,272	23,078	—	22,882	196
Other(2)	6,752	6,752	—	6,752	—

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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$24,136	$42	$25	$24,153	$23,539	$38	$52	$23,525
Mortgage-backed securities(1)	15,565	79	93	15,551	10,699	21	154	10,566
Total U.S. Treasury and federal agencies	39,701	121	118	39,704	34,238	59	206	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,783	10	1	2,792	2,426	5	1	2,430
Asset-backed securities(2)	2,374	7	1	2,380	1,865	5	2	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	18,396	89	21	18,464	13,954	54	69	13,939
Other(3)	3,014	48	—	3,062	2,787	38	4	2,821
Total non-U.S. debt securities	26,567	154	23	26,698	21,032	102	76	21,058
Asset-backed securities:
Student loans(4)	81	—	—	81	89	1	—	90
Collateralized loan obligations(5)	2,832	4	—	2,836	3,447	6	—	3,453
Non-agency CMBS and RMBS(6)	—	4	—	4	1	3	—	4
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	3,003	9	—	3,012	3,627	11	—	3,638
State and political subdivisions	26	—	—	26	56	—	—	56
Other U.S. debt securities	3	—	—	3	53	—	1	52
Total available-for-sale securities(7)	$69,300	$284	$141	$69,443	$59,006	$172	$283	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,011	$—	$8	$2,003	$5,417	$—	$55	$5,362
Mortgage-backed securities(8)	33,683	6	4,228	29,461	36,101	2	5,677	30,426
Total U.S. Treasury and federal agencies	35,694	6	4,236	31,464	41,518	2	5,732	35,788
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,908	7	38	2,877	3,673	7	73	3,607
Total non-U.S. debt securities	2,908	7	38	2,877	3,673	7	73	3,607
Asset-backed securities:
Student loans(4)	2,332	6	25	2,313	2,536	4	29	2,511
Total asset-backed securities	2,332	6	25	2,313	2,536	4	29	2,511
Total held-to-maturity securities(7)	$40,934	$19	$4,299	$36,654	$47,727	$13	$5,834	$41,906

(1) As of September 30, 2025 and December 31, 2024, the total fair value included $3.29 billion and $4.36 billion, respectively, of agency CMBS and $12.26 billion and $6.20 billion, respectively, of agency MBS.
(2) As of September 30, 2025 and December 31, 2024, the fair value includes non-U.S. collateralized loan obligations of $0.89 billion and $0.70 billion, respectively.
(3) As of September 30, 2025 and December 31, 2024, the fair value includes non-U.S. corporate bonds of $2.41 billion and $2.54 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of both September 30, 2025 and December 31, 2024.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended September 30, 2025 and December 31, 2024.
(8) As of September 30, 2025 and December 31, 2024, the total amortized cost included $5.12 billion and $5.18 billion of agency CMBS, respectively.
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $81.14 billion and $86.70 billion as of September 30, 2025 and December 31, 2024, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and nine months ended September 30, 2025, proceeds from sales of AFS securities were approximately $2.39 billion and $9.91 billion, respectively, primarily from sales of U.S. Treasury, agency MBS, non-U.S. agency and supranational securities. We recognized a pre-tax gain of $1 million from these sales in both the three and nine months ended September 30, 2025.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,901	$1	$7,589	$24	$10,490	$25
Mortgage-backed securities	2,828	20	3,783	73	6,611	93
Total U.S. Treasury and federal agencies	5,729	21	11,372	97	17,101	118
Non-U.S. debt securities:
Mortgage-backed securities	70	1	91	—	161	1
Asset-backed securities	208	—	243	1	451	1
Non-U.S. sovereign, supranational and non-U.S. agency	5,005	11	2,225	10	7,230	21
Other	25	—	11	—	36	—
Total non-U.S. debt securities	5,308	12	2,570	11	7,878	23
Asset-backed securities:
Student loans	7	—	—	—	7	—
Collateralized loan obligations	424	—	2	—	426	—
Total asset-backed securities	431	—	2	—	433	—
Total	$11,468	$33	$13,944	$108	$25,412	$141

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,113	$25	$2,435	$27	$10,548	$52
Mortgage-backed securities	3,742	59	4,360	95	8,102	154
Total U.S. Treasury and federal agencies	11,855	84	6,795	122	18,650	206
Non-U.S. debt securities:
Mortgage-backed securities	730	1	225	—	955	1
Asset-backed securities	387	—	506	2	893	2
Non-U.S. sovereign, supranational and non-U.S. agency	4,695	49	2,695	20	7,390	69
Other	312	2	116	2	428	4
Total non-U.S. debt securities	6,124	52	3,542	24	9,666	76
Asset-backed securities:
Student loans	12	—	—	—	12	—
Collateralized loan obligations	684	—	—	—	684	—
Total asset-backed securities	696	—	—	—	696	—
State and political subdivisions	—	—	26	—	26	—
Other U.S. debt securities	3	—	49	1	52	1
Total	$18,678	$136	$10,412	$147	$29,090	$283
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2025. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2025
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,277	$6,275	$17,671	$17,688	$188	$190	$—	$—	$24,136	$24,153
Mortgage-backed securities	133	133	1,612	1,611	1,558	1,544	12,262	12,263	15,565	15,551
Total U.S. Treasury and federal agencies	6,410	6,408	19,283	19,299	1,746	1,734	12,262	12,263	39,701	39,704
Non-U.S. debt securities:
Mortgage-backed securities	205	206	465	466	—	—	2,113	2,120	2,783	2,792
Asset-backed securities	124	124	376	376	1,147	1,151	727	729	2,374	2,380
Non-U.S. sovereign, supranational and non-U.S. agency	3,805	3,809	12,941	13,009	1,650	1,646	—	—	18,396	18,464
Other	674	676	2,278	2,322	62	64	—	—	3,014	3,062
Total non-U.S. debt securities	4,808	4,815	16,060	16,173	2,859	2,861	2,840	2,849	26,567	26,698
Asset-backed securities:
Student loans	22	22	—	—	10	10	49	49	81	81
Collateralized loan obligations	108	108	82	82	1,422	1,423	1,220	1,223	2,832	2,836
Non-agency CMBS and RMBS	—	—	—	—	—	4	—	—	—	4
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	130	130	172	173	1,432	1,437	1,269	1,272	3,003	3,012
State and political subdivisions	—	—	26	26	—	—	—	—	26	26
Other U.S. debt securities	3	3	—	—	—	—	—	—	3	3
Total	$11,351	$11,356	$35,541	$35,671	$6,037	$6,032	$16,371	$16,384	$69,300	$69,443
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,901	$1,895	$102	$101	$1	$1	$7	$6	$2,011	$2,003
Mortgage-backed securities	157	147	3,590	3,273	1,352	1,205	28,584	24,836	33,683	29,461
Total U.S. Treasury and federal agencies	2,058	2,042	3,692	3,374	1,353	1,206	28,591	24,842	35,694	31,464
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,457	1,446	1,357	1,339	94	92	—	—	2,908	2,877
Total non-U.S. debt securities	1,457	1,446	1,357	1,339	94	92	—	—	2,908	2,877
Asset-backed securities:
Student loans	133	130	435	434	422	422	1,342	1,327	2,332	2,313
Total asset-backed securities	133	130	435	434	422	422	1,342	1,327	2,332	2,313
Total	$3,648	$3,618	$5,484	$5,147	$1,869	$1,720	$29,933	$26,169	$40,934	$36,654

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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2025, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
As of both September 30, 2025 and December 31, 2024, we had no allowance for credit losses on HTM and AFS investment securities. In the third quarter of 2025, we recorded no provision for credit losses and no charge-offs on HTM and AFS investment securities.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $4.44 billion related to 1,347 securities as of September 30, 2025 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of September 30, 2025, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial loans and commercial real estate loans. We further classify commercial and financial loans as fund finance loans, leveraged loans, collateralized loan obligations, overdrafts and other loans. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to pages 141 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents our recorded investment in loans, by segment, as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Domestic(1):
Commercial and financial:
Fund finance(2)	$17,776	$16,347
Leveraged loans	2,829	2,742
Overdrafts	1,497	1,208
Collateralized loan obligations	100	50
Other(3)	2,556	3,220
Commercial real estate	2,549	2,842
Total domestic	$27,307	$26,409
Foreign(1):
Commercial and financial:
Fund finance(2)	$7,125	$6,601
Leveraged loans	1,114	1,082
Overdrafts	1,392	772
Collateralized loan obligations	9,722	8,336
Total foreign	19,353	16,791
Total loans(4)	46,660	43,200
Allowance for credit losses	(190)	(174)
Loans, net of allowance	$46,470	$43,026

(1) Domestic and foreign categorization is based on the borrower’s country of domicile.
(2) Fund finance loans include primarily $12.75 billion private equity capital call finance loans, $7.48 billion loans to real money funds and $1.62 billion loans to business development companies as of September 30, 2025, compared to $11.54 billion private equity capital call finance loans, $8.09 billion loans to real money funds and $1.44 billion loans to business development companies as of December 31, 2024.
(3) Includes $2.39 billion securities finance loans and $170 million loans to municipalities as of September 30, 2025 and $3.01 billion securities finance loans and $214 million loans to municipalities as of December 31, 2024.
(4) As of September 30, 2025, excluding overdrafts, floating rate loans totaled $41.20 billion and fixed rate loans totaled $2.57 billion. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2024 Form 10-K for additional details.
The commercial and financial segment is composed of primarily fund finance loans, purchased leveraged loans, collateralized loan obligations, overdrafts and other loans. Fund finance loans are composed of revolving credit lines providing liquidity and leverage to mutual fund and private equity fund clients. These classifications reflect their risk characteristics, their initial measurement attributes
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and the methods we use to monitor and assess credit risk.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2025 and December 31, 2024, the loans pledged as collateral totaled $14.98 billion and $13.90 billion, respectively.
As of September 30, 2025, we had five loans totaling $232 million on non-accrual status, of which two loans totaling $38 million were more than 90 days contractually past due. As of December 31, 2024, we had two loans totaling $191 million, on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due.
In the third quarter of 2025, we originated $0.54 billion of collateralized loan obligations, which were all investment grade.
We sold $35 million of leveraged loans in the third quarter of 2025, of which $15 million remained unsettled and was held-for-sale and carried at the lower of cost or market as of September 30, 2025. We recorded a charge-off against the allowance for these loans of $1 million in the third quarter of 2025.
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
When the allowance is recorded, a provision for credit loss expense is recognized in net income. The allowance for credit losses for financial assets (excluding investment securities, as discussed in Note 3) represents the portion of the amortized cost basis, including accrued interest for financial assets held at amortized cost, which management does not expect to recover due to expected credit losses and is presented on the statement of condition as an offset to the amortized cost basis. The accrued interest balance is presented separately on the statement of condition within accrued interest and fees receivable. The allowance for off-balance sheet commitments is presented within accrued expenses and other liabilities. Loans are charged off to the allowance for credit losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan, including a sale of a loan below its carrying value, or a portion of a loan is determined to be uncollectible.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2025, we had four loans totaling $72 million in the commercial and financial segment and five loans totaling $365 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of September 30, 2025, $104 million of our allowance for credit losses was related to these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2025.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Sub-Investment Grade, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 88% of our loans were rated as investment grade as of September 30, 2025 with external credit ratings, or equivalent, of "BBB-" or better.
•Sub-Investment Grade (previously referred to as Speculative): Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as sub-investment grade account for approximately 11% of our loans as of September 30, 2025, and are concentrated in leveraged loans. Approximately 86% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2025.
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
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded investment in loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$39,350	$1,551	$40,901
Sub-investment grade	4,473	588	5,061
Special mention	200	45	245
Substandard	32	174	206
Doubtful	41	191	232
Total(1)(2)	$44,096	$2,549	$46,645

December 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$35,831	$1,969	$37,800
Sub-investment grade	4,278	409	4,687
Special mention	187	62	249
Substandard	48	211	259
Doubtful	—	191	191
Total(1)(2)	$40,344	$2,842	$43,186

(1) Loans include $2.89 billion and $1.98 billion of overdrafts as of September 30, 2025 and December 31, 2024, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of September 30, 2025, $2.76 billion overdrafts were investment grade and $0.13 billion overdrafts were sub-investment grade.
(2) Total does not include $15 million and $14 million of loans classified as held-for-sale as of September 30, 2025 and December 31, 2024, respectively.
For additional information about credit quality, refer to pages 142 to 146 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2025. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$2,673	$856	$184	$39	$32	$173	$17,432	$21,389
Sub-investment grade	931	1,340	164	82	234	95	461	3,307
Special mention	—	49	—	—	—	—	—	49
Substandard	—	—	—	12	—	—	—	12
Total commercial and financing	$3,604	$2,245	$348	$133	$266	$268	$17,893	$24,757
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$168	$344	$317	$681	$—	$1,551
Sub-investment grade	—	—	47	20	31	490	—	588
Special mention	—	—	—	—	—	45	—	45
Substandard	—	—	—	—	—	174	—	174
Doubtful	67	—	—	—	—	124	—	191
Total commercial real estate	$67	$41	$215	$364	$348	$1,514	$—	$2,549
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,796	$3,713	$1,052	$616	$1,368	$—	$6,416	$17,961
Sub-investment grade	275	556	34	—	108	72	121	1,166
Special mention	47	73	—	—	5	26	—	151
Substandard	—	—	20	—	—	—	—	20
Doubtful	—	—	—	—	41	—	—	41
Total commercial and financing	$5,118	$4,342	$1,106	$616	$1,522	$98	$6,537	$19,339

Total loans(2)	$8,789	$6,628	$1,669	$1,113	$2,136	$1,880	$24,430	$46,645

(1) Any reserve associated with accrued interest is not material. As of September 30, 2025, accrued interest receivable of $334 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $15 million of loans classified as held-for-sale as of September 30, 2025.
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2024:

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)
Domestic loans:
Commercial and financial:
Risk Rating:
Investment grade	$1,946	$223	$89	$47	$6	$197	$18,044	$20,552
Sub-investment grade	1,834	173	154	387	53	155	136	2,892
Special mention	47	10	—	54	—	—	—	111
Substandard	—	—	12	—	—	—	—	12
Total commercial and financing	$3,827	$406	$255	$488	$59	$352	$18,180	$23,567
Commercial real estate:
Risk Rating:
Investment grade	$41	$63	$488	$278	$128	$971	$—	$1,969
Sub-investment grade	—	153	20	69	100	67	—	409
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	211	—	211
Doubtful	—	—	—	—	—	191	—	191
Total commercial real estate	$41	$216	$508	$347	$228	$1,502	$—	$2,842
Non-U.S. loans:
Commercial and financial:
Risk Rating:
Investment grade	$4,243	$1,796	$1,152	$2,187	$—	$—	$5,901	$15,279
Sub-investment grade	607	174	44	246	46	43	226	1,386
Special mention	—	35	26	15	—	—	—	76
Substandard	—	—	—	36	—	—	—	36
Total commercial and financing	$4,850	$2,005	$1,222	$2,484	$46	$43	$6,127	$16,777

Total loans(2)	$8,718	$2,627	$1,985	$3,319	$333	$1,897	$24,307	$43,186

(1) Any reserve associated with accrued interest is not material. As of December 31, 2024, accrued interest receivable of $327 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $14 million of loans classified as held-for-sale as of December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2025
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$71	$7	$101	$12	$1	$192
Provision	7	(2)	6	(1)	(1)	9
Ending balance	$78	$5	$107	$11	$—	$201

(1) Includes $4 million allowance for credit losses on fund finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2025
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$183
Provision	20	1	28	2	51
Charge-offs(2)	(10)	—	(23)	—	(33)
Ending balance	$78	$5	$107	$11	$201

(1) Includes $4 million allowance for credit losses on fund finance loans and $1 million on other loans.
(2) Related to the restructuring of a commercial real estate loan and the sale of certain leveraged loans in the nine months ended September 30, 2025.

State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$56	$4	$76	$1	$8	$145
Provision	12	—	14	—	—	26
Ending balance	$68	$4	$90	$1	$8	$171

(1) Includes $3 million allowance for credit losses on fund finance loans and $1 million on other loans.

	Nine Months Ended September 30, 2024
	Commercial and Financial
(In millions)	Leveraged Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	150
Provision	13	1	55	—	(6)	63
Charge-offs(2)	(17)	—	(25)	—	—	(42)
Ending balance	$68	$4	$90	$1	$8	$171

(1) Includes $3 million allowance for credit losses on fund finance loans and $1 million on other loans.
(2) Related to the sale of commercial real estate and leveraged loans in the nine months ended September 30, 2024.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the third quarter of 2025, we recorded a $9 million provision for credit losses, compared to $26 million in the same period of 2024, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with leveraged and commercial real estate loans.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions	189	—	189
Foreign currency translation	(107)	(2)	(109)
Ending balance December 31, 2024	7,428	263	7,691
Foreign currency translation and other, net	220	5	225
Ending balance September 30, 2025	$7,648	$268	$7,916
State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2023	$1,293	$27	$1,320
Acquisitions	7	13	20
Amortization	(216)	(14)	(230)
Foreign currency translation	(21)	—	(21)
Ending balance December 31, 2024	1,063	26	1,089
Amortization	(161)	(5)	(166)
Foreign currency translation	35	—	35
Ending balance September 30, 2025	$937	$21	$958
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,814	$(2,106)	$708
Technology	405	(284)	121
Core deposits	703	(587)	116
Other	104	(91)	13
Total	$4,026	$(3,068)	$958

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,706	$(1,919)	$787
Technology	401	(252)	149
Core deposits	677	(540)	137
Other	95	(79)	16
Total	$3,879	$(2,790)	$1,089
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Securities borrowed(1)	$42,056	$37,451
Bank-owned life insurance	3,932	3,856
Derivative instruments, net	3,554	11,183
Investments in joint ventures and other unconsolidated entities(2)	3,343	3,317
Collateral, net	1,889	3,216
Prepaid expenses	939	738
Right-of-use assets	864	818
Deferred tax assets, net of valuation allowance(3)	648	701
Accounts receivable	550	504
Receivable for securities settlement	294	57
Income taxes receivable	291	144
Other(4)	3,421	2,529
Total	$61,781	$64,514

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $479 million and $341 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.66 billion and $1.04 billion as of September 30, 2025 and December 31, 2024, respectively.
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
Cash Flow Hedges
Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows of recognized assets, liabilities or forecasted transactions. We have entered into FX contracts to hedge the change in cash flows attributable to FX movements in foreign currency denominated investment securities. Additionally, we have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans and Deposit Facility Interest Rate (DFR) indexed ECB deposits. The interest rate swaps synthetically convert the interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the EURIBOR and DFR.
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. During the third quarter of 2025 approximately $37 million of net losses associated with terminated cash flow hedges were reclassified from AOCI, and we expect net losses of approximately $31 million to be reclassified from AOCI in the fourth quarter of 2025. The net loss associated with all cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2025 is approximately $71 million, which includes a net loss of approximately $80 million related to terminated hedges. These losses could differ from amounts recognized in future periods due to changes in interest rates, hedge de-designations or the addition of other hedges after September 30, 2025. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$80,367	$47,222
Foreign exchange contracts:
Forward, swap and spot	2,836,639	2,612,945
Options purchased	827	466
Options written	144	145
Futures	98	359
Other:
Futures	148	155
Stable value contracts(1)	15,857	25,271
Deferred value awards(2)	251	253
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	40,567	33,302
Foreign exchange contracts:
Forward and swap	12,473	10,260

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,852	$29,116	$10,642	$28,904
Other derivative contracts	—	1	178	219
Total	$10,852	$29,117	$10,820	$29,123

Derivatives designated as hedging instruments:
Foreign exchange contracts	$22	$323	$67	$—
Interest rate contracts	35	28	3	1
Total	$57	$351	$70	$1

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$274	$230	$786	$645
Foreign exchange contracts	Interest expense	38	82	163	195
Interest rate contracts	Foreign exchange trading services revenue	(9)	2	3	11
Other derivative contracts	Other fee revenue	(6)	(10)	(10)	(13)
Other derivative contracts	Compensation and employee benefits	(16)	(22)	(67)	(94)
Total		$281	$282	$875	$744
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,056	$(47)	$77
Available-for-sale securities(2)(3)	21,855	85	—

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,951	$(323)	$103
Available-for-sale securities(2)(3)	18,666	(376)	1

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At September 30, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $3.59 billion and $3.32 billion, respectively, of which $1.82 billion and $1.82 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At September 30, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was $29 million and ($26) million, respectively.
(3) Carrying amount represents amortized cost.
As of September 30, 2025 and December 31, 2024, the total notional amount of the interest rate swaps of fair value hedges was $34.15 billion and $31.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2025	2024			2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(37)	$(521)	Available-for-sale securities(1)	Net interest income	$37	$522
Interest rate contracts	Net interest income	31	195	Long-term debt	Net interest income	(31)	(195)
Foreign exchange contracts	Other fee revenue	(12)	18	Available-for-sale securities	Other fee revenue	12	(18)
Total		$(18)	$(308)			$18	$309

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2025	2024			2025	2024
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(425)	$(478)	Available-for-sale securities(2)	Net interest income	$425	$479
Interest rate contracts	Net interest income	276	159	Long-term debt	Net interest income	(276)	(159)
Foreign exchange contracts	Other fee revenue	(13)	23	Available-for-sale securities	Other fee revenue	13	(23)
Total		$(162)	$(296)			$162	$297

(1) In the three months ended September 30, 2025, approximately $31 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $436 million of net unrealized losses in the same period of 2024.
(2) In the nine months ended September 30, 2025, approximately $351 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to $404 million of net unrealized losses in the same period of 2024.

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2025	2024
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(14)	$15	Net interest income	$(34)	$(51)
Total derivatives designated as cash flow hedges	$(14)	$15		$(34)	$(51)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$86	$(265)		$—	$—
Total derivatives designated as net investment hedges	86	(265)		—	—
Total	$72	$(250)		$(34)	$(51)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(2)	$(6)	Net interest income	$(107)	$(160)
Foreign exchange contracts	—	59	Net interest income	—	254
Total derivatives designated as cash flow hedges	$(2)	$53		$(107)	$94

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(821)	$(22)		$—	$—
Total derivatives designated as net investment hedges	(821)	(22)		—	—
Total	$(823)	$31		$(107)	$94

(1) As of September 30, 2025, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of September 30, 2025 totaled approximately $2.61 billion, against which we provided $1.08 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of September 30, 2025, the maximum additional collateral we would be required to post to our counterparties is approximately $1.53 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to page 154 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
As of September 30, 2025 and December 31, 2024, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $15.35 billion and $11.41 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $10.39 billion and $2.76 billion, respectively.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$10,874	$(6,574)	$4,300	$—	$4,300
Interest rate contracts(6)	35	(2)	33	—	33
Cash collateral and securities netting	NA	(779)	(779)	(379)	(1,158)
Total derivatives	10,909	(7,355)	3,554	(379)	3,175
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	289,539	(239,753)	49,786	(46,637)	3,149
Total derivatives and other financial instruments	$300,448	$(247,108)	$53,340	$(47,016)	$6,324

Assets:	December 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$29,439	$(16,424)	$13,015	$—	$13,015
Interest rate contracts(6)	28	(1)	27	—	27
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(1,860)	(1,860)	(1,197)	(3,057)
Total derivatives	29,468	(18,285)	11,183	(1,197)	9,986
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	276,151	(232,021)	44,130	(42,589)	1,541
Total derivatives and other financial instruments	$305,619	$(250,306)	$55,313	$(43,786)	$11,527

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
(7) Included in the $49.79 billion as of September 30, 2025 were $7.73 billion of resale agreements and $42.06 billion of collateral provided related to securities borrowing. Included in the $44.13 billion as of December 31, 2024 were $6.68 billion of resale agreements and $37.45 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2025
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$10,709	$(6,574)	$4,135	$—	$4,135
Interest rate contracts(6)	3	(2)	1	—	1
Other derivative contracts	178	—	178	—	178
Cash collateral and securities netting	NA	(1,207)	(1,207)	(299)	(1,506)
Total derivatives	10,890	(7,783)	3,107	(299)	2,808
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	256,344	(239,753)	16,591	(16,388)	203
Total derivatives and other financial instruments	$267,234	$(247,536)	$19,698	$(16,687)	$3,011
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
(7) Included in the $16.59 billion as of September 30, 2025 were $0.21 billion of repurchase agreements and $16.38 billion of collateral received related to securities lending transactions. Included in the $18.01 billion as of December 31, 2024 were $3.68 billion of repurchase agreements and $14.33 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of September 30, 2025					As of December 31, 2024
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$233,841	$—	$181	$—	$234,022	$223,095	$350	$1,277	$2,500	$227,222
Total	233,841	—	181	—	234,022	223,095	350	1,277	2,500	227,222
Securities lending transactions:
US Treasury and agency securities	161	—	—	—	161	152	—	—	—	152
Corporate debt securities	27	—	—	—	27	193	—	—	—	193
Equity securities	9,832	—	—	1,747	11,579	11,181	13	—	4,519	15,713
Other(1)	10,555	—	—	—	10,555	6,752	—	—	—	6,752
Total	20,575	—	—	1,747	22,322	18,278	13	—	4,519	22,810
Gross amount of recognized liabilities for repurchase agreements and securities lending	$254,416	$—	$181	$1,747	$256,344	$241,373	$363	$1,277	$7,019	$250,032

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Commitments:
Unfunded credit facilities	$35,469	$34,191
Guarantees(1):
Indemnified securities financing	$382,568	$310,814
Standby letters of credit	691	908

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 70% and 75% of our unfunded commitments to extend credit expire within one year as of September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2025	December 31, 2024
Fair value of indemnified securities financing	$382,568	$310,814
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	402,347	325,611
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	55,522	63,655
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	59,621	68,507
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2025 and
December 31, 2024, we had approximately $42.06 billion and $37.45 billion, respectively, of collateral provided and approximately $16.38 billion and $14.33 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
FICC Guarantee
As a sponsoring member in the FICC member program, we provide a guarantee to FICC in the event a customer fails to perform its obligations under a transaction. In order to minimize the risk associated with this guarantee, sponsored members acting as buyers generally grant a security interest in the subject securities received under and held on their behalf by State Street.
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both September 30, 2025 and December 31, 2024, we did not record any liabilities under these arrangements.
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
As of September 30, 2025, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $5 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2025, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $40 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $239 million and $237 million as of September 30, 2025 and December 31, 2024, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2017. Management believes that we have sufficiently accrued liabilities as of September 30, 2025 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to pages 159 to 161 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, "Variable Interest Entities", in our 2024 Form 10-K.
Interests in Investment Funds
As of both September 30, 2025 and December 31, 2024, we had no consolidated funds. As of both
September 30, 2025 and December 31, 2024, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million and $19 million as of September 30, 2025 and December 31, 2024, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of September 30, 2025 and December 31, 2024, our potential maximum loss exposure related to these unconsolidated entities totaled $0.96 billion and $1.10 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
As of September 30, 2025, we had investments in LIHTC and production tax credit investments of $629 million and $238 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $39 million at September 30, 2025. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $86 million at September 30, 2025. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income recorded on investments within other fee revenue	$5	$7	$11	$18
Income recorded in total revenue	5	7	11	18
Tax credits and benefits recognized in income tax expense	73	69	186	196
Proportional amortization recognized in income tax expense	(56)	(55)	(143)	(154)
Net benefits included in income tax expense	17	14	43	42
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$22	$21	$54	$60
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2025:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$7	$1,338	$0.33	$7
Series H	—	—	—	2,036	20.36	10
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	—	—	—
Series K	1,613	16.13	12	—	—	—
Total			$58			$42

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	4,013	1	20	4,013	1.00	20
Series H	—	—	—	6,251	62.51	31
Series I	5,025	50.25	75	4,188	41.88	63
Series J	5,025	50.25	43	—	—	—
Series K	3,924	39.24	29	—	—	—
Total			$167			$131

In October 2025, we declared dividends on our Series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in December 2025.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $400 million of our common stock in the third quarter of 2025 under our 2024 share repurchase authorization.
The table below presents the activity under our common share repurchase program for the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.6	$110.34	$400	5.4	$84.00	$450

	Nine Months Ended September 30,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	8.1	$98.45	$800	9.4	$79.73	$750
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$237	$0.76	$224

	Nine Months Ended September 30,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.36	$674	$2.14	$639
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2023	$(131)	$(947)	$(145)	$(1,400)	$269	$(2,354)
Other comprehensive income (loss) before reclassifications	39	206	6	197	(22)	426
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(69)	371	1	—	—	303
Other comprehensive income (loss)	(30)	577	7	197	(22)	729
Balance as of September 30, 2024	$(161)	$(370)	$(138)	$(1,203)	$247	$(1,625)

Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	(2)	189	4	1,390	(821)	760
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	82	86	—	—	—	168
Other comprehensive income (loss)	80	275	4	1,390	(821)	928
Balance as of September 30, 2025	$(52)	$(205)	$(125)	$(778)	$(12)	$(1,172)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($287) million and ($374) million as of September 30, 2025 and December 31, 2024, respectively, related to AFS investment securities previously transferred to HTM.
The following tables present after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2025	2024
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil, and $21, respectively	$(1)	$59	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $9 and $15, respectively	27	42	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $8 and $13, respectively	26	38	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$52	$139

	Nine Months Ended September 30,
	2025	2024
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil and $21, respectively	$(1)	$59	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $39 and $113, respectively	87	312	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $25 and ($25), respectively	82	(69)	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of nil and nil, respectively	—	1	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$168	$303
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
As of September 30, 2025, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2025, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2025 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2025	Basel III Standardized Approach September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches September 30, 2025	Basel III Standardized Approach September 30, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders' equity:
Common stock and related surplus			$11,208	$11,208	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			30,938	30,938	29,582	29,582	16,509	16,509	15,977	15,977
Accumulated other comprehensive income (loss)			(1,172)	(1,172)	(2,100)	(2,100)	(946)	(946)	(1,805)	(1,805)
Treasury stock, at cost			(16,891)	(16,891)	(16,198)	(16,198)	—	—	—	—
Total			24,083	24,083	22,510	22,510	28,896	28,896	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,401)	(8,401)	(8,320)	(8,320)	(8,128)	(8,128)	(8,054)	(8,054)
Other adjustments(1)			(526)	(526)	(391)	(391)	(416)	(416)	(278)	(278)
Common equity tier 1 capital			15,156	15,156	13,799	13,799	20,352	20,352	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,715	18,715	16,615	16,615	20,352	20,352	19,173	19,173
Qualifying subordinated long-term debt			1,876	1,876	1,861	1,861	526	526	530	530
Allowance for credit losses			17	201	—	183	18	201	—	183
Total capital			$20,608	$20,792	$18,476	$18,659	$20,896	$21,079	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$62,768	$132,268	$63,252	$124,281	$58,880	$129,216	$57,883	$121,785
Operational risk(3)			51,063	NA	49,350	NA	49,438	NA	47,538	NA
Market risk			1,900	1,900	2,000	2,000	1,900	1,900	2,000	2,000
Total risk-weighted assets			$115,731	$134,168	$114,602	$126,281	$110,218	$131,116	$107,421	$123,785

Adjusted quarterly average assets			$331,553	$331,553	$318,470	$318,470	$327,014	$327,014	$314,754	$314,754

Capital Ratios:	2025 Minimum Requirements(4)	2024 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.1%	11.3%	12.0%	10.9%	18.5%	15.5%	17.8%	15.5%
Tier 1 capital	9.5	9.5	16.2	13.9	14.5	13.2	18.5	15.5	17.8	15.5
Total capital	11.5	11.5	17.8	15.5	16.1	14.8	19.0	16.1	18.3	16.1
Tier 1 leverage(5)	4.0	4.0	5.6	5.6	5.2	5.2	6.2	6.2	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026, based on the results of the 2025 supervisory stress test.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest income:
Interest-bearing deposits with banks	$671	$878	$2,232	$2,805
Investment securities:
Investment securities available-for-sale	775	733	2,252	1,978
Investment securities held-to-maturity	226	266	701	837
Total investment securities	1,001	999	2,953	2,815
Securities purchased under resale agreements	170	183	514	516
Trading account assets	2	—	2	—
Loans	583	579	1,714	1,687
Other interest-earning assets	491	442	1,480	1,145
Total interest income	2,918	3,081	8,895	8,968
Interest expense:
Interest-bearing deposits	1,660	1,696	4,919	4,973
Securities sold under repurchase agreements	8	28	94	110
Other short-term borrowings	124	176	374	444
Long-term debt	311	267	930	792
Other interest-bearing liabilities	100	191	420	475
Total interest expense	2,203	2,358	6,737	6,794
Net interest income	$715	$723	$2,158	$2,174
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Professional services	$103	$105	$320	$326
Sales advertising and public relations	51	45	115	104
Securities processing	17	16	36	43
Regulatory fees and assessments(1)	13	12	39	162
Bank operations	11	11	38	33
Donations	8	1	20	27
Other	114	105	330	318
Total other expenses	$317	$295	$898	$1,013

(1) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of SVB and Signature Bank.
Repositioning Charges
In the second quarter of 2025, we recorded a repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization.
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Total
Accrual Balance at December 31, 2023	$207	$1	$208
Payments and other adjustments	(19)	—	(19)
Accrual Balance at March 31, 2024	188	1	189
Payments and other adjustments	(37)	—	(37)
Accrual Balance at June 30, 2024	151	1	152
Payments and Other Adjustments	(17)	—	(17)
Accrual Balance at September 30, 2024	$134	$1	$135

Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	163	—	163
Payments and other adjustments	(25)	—	(25)
Accrual Balance at September 30, 2025	$138	$—	$138

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to pages 170 to 171 in Note 23 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2024 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Net income	$861	$730	$2,198	$1,904
Less:
Preferred stock dividends	(58)	(48)	(167)	(148)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—	(2)	(1)
Net income available to common shareholders	$802	$682	$2,029	$1,755
Average common shares outstanding (In thousands):
Basic average common shares	283,434	297,365	286,074	299,964
Effect of dilutive securities: equity-based awards	4,729	4,482	4,365	4,212
Diluted average common shares	288,163	301,847	290,439	304,176
Anti-dilutive securities(2)	—	3	18	728
Earnings per common share:
Basic	$2.83	$2.29	$7.09	$5.85
Diluted(3)	2.78	2.26	6.98	5.77

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue:
Servicing fees	$1,357	$1,266	$—	$—	$—	$—	$1,357	$1,266
Management fees	—	—	612	527	—	—	612	527
Foreign exchange trading services	364	312	52	47	—	15	416	374
Securities finance	133	111	5	5	—	—	138	116
Software and processing fees	227	208	—	—	—	—	227	208
Other fee revenue	68	48	11	11	—	66	79	125
Total fee revenue	2,149	1,945	680	590	—	81	2,829	2,616
Net interest income	711	716	4	7	—	—	715	723
Total other income	1	1	—	—	—	(81)	1	(80)
Total revenue	2,861	2,662	684	597	—	—	3,545	3,259
Provision for credit losses	9	26	—	—	—	—	9	26
Expenses:
Compensation and employee benefits	1,018	997	144	137	—	—	1,162	1,134
Information systems and communications	495	439	22	24	—	—	517	463
Transaction processing services	229	211	47	44	—	—	276	255
Other	252	244	227	212	—	—	479	456
Total expenses	1,994	1,891	440	417	—	—	2,434	2,308
Income before income tax expense	$858	$745	$244	$180	$—	$—	$1,102	$925
Pre-tax margin	30.0%	28.0%	35.7%	30.2%			31.1%	28.4%

Average assets (in billions)	$336.9	$311.4	$3.6	$3.2			$340.5	$314.6

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue:
Servicing fees	$3,936	$3,733	$—	$—	$—	$—	$3,936	$3,733
Management fees	—	—	1,736	1,548	—	—	1,736	1,548
Foreign exchange trading services	1,091	924	115	102	3	15	1,209	1,041
Securities finance	360	302	18	18	—	—	378	320
Software and processing fees	706	629	—	—	(24)	—	682	629
Other fee revenue	153	127	24	30	—	66	177	223
Total fee revenue	6,246	5,715	1,893	1,698	(21)	81	8,118	7,494
Net interest income	2,146	2,157	12	17	—	—	2,158	2,174
Total other income	1	1	—	—	—	(81)	1	(80)
Total revenue	8,393	7,873	1,905	1,715	(21)	—	10,277	9,588
Provision for credit losses	51	63	—	—	—	—	51	63
Expenses:
Compensation and employee benefits	3,154	3,065	450	420	100	—	3,704	3,485
Information systems and communications	1,452	1,292	67	57	18	—	1,537	1,349
Transaction processing services	667	624	127	129	—	—	794	753
Other	735	753	644	619	(1)	131	1,378	1,503
Total expenses	6,008	5,734	1,288	1,225	117	131	7,413	7,090
Income before income tax expense	$2,334	$2,076	$617	$490	$(138)	$(131)	$2,813	$2,435
Pre-tax margin	27.8%	26.4%	32.4%	28.6%			27.4%	25.4%

Average assets (in billions)	$340.4	$303.4	$3.5	$3.1			$343.9	$306.5
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Other		Other
(Dollars in millions)	2025	2024	2025	2024
Foreign exchange trading services(1)	$—	$15	$3	$15
Client rescoping (revenue impact)(2)	—	—	(24)	—
Other fee revenue (3)	—	66	—	66
(Gains) losses related to investment securities, net(4)	—	(81)	—	(81)
Repositioning charges(5)	—	—	(100)	—
Client rescoping (expense impact)(2)	—	—	(18)	—
FDIC special assessment(6)	—	—	—	(130)
Other	—	—	1	(1)
Total	$—	$—	$(138)	$(131)

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
(3) Amount consists of a $66 million gain on sale of equity investment, which is reflected in other fee revenue.
(4) Amount consists of a $81 million loss on the sale of investment securities, which is related to the repositioning of the investment portfolio reflected in other income.
(5) Amount includes $100 million of compensation and benefits expenses related to workforce rationalization consistent with the strategic focus on operating model transformation to drive further operating efficiency and productivity gains over time.
(6) First quarter of 2024 other expenses included a $130 million increase to the FDIC special assessment recorded in the fourth quarter of 2023, primarily related to the increase to the FDIC’s estimate of losses to the DIF associated with the closures of SVB and Signature Bank.
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
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,357	$—	$1,357	$—	$—	$—	$—	$—	$—	$1,357
Management fees	—	—	—	612	—	612	—	—	—	612
Foreign exchange trading services	103	261	364	52	—	52	—	—	—	416
Securities finance	61	72	133	—	5	5	—	—	—	138
Software and processing fees	178	49	227	—	—	—	—	—	—	227
Other fee revenue	—	68	68	—	11	11	—	—	—	79
Total fee revenue	1,699	450	2,149	664	16	680	—	—	—	2,829
Net interest income	—	711	711	—	4	4	—	—	—	715
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$1,699	$1,162	$2,861	$664	$20	$684	$—	$—	$—	$3,545

	Nine Months Ended September 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$3,936	$—	$3,936	$—	$—	$—	$—	$—	$—	$3,936
Management fees	—	—	—	1,736	—	1,736	—	—	—	1,736
Foreign exchange trading services	312	779	1,091	115	—	115	—	3	3	1,209
Securities finance	159	201	360	—	18	18	—	—	—	378
Software and processing fees	555	151	706	—	—	—	(24)	—	(24)	682
Other fee revenue	—	153	153	—	24	24	—	—	—	177
Total fee revenue	4,962	1,284	6,246	1,851	42	1,893	(24)	3	(21)	8,118
Net interest income	—	2,146	2,146	—	12	12	—	—	—	2,158
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$4,962	$3,431	$8,393	$1,851	$54	$1,905	$(24)	$3	$(21)	$10,277

	Three Months Ended September 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$1,266	$—	$1,266	$—	$—	$—	$—	$—	$—	$1,266
Management fees	—	—	—	527	—	527	—	—	—	527
Foreign exchange trading services	96	216	312	47	—	47	—	15	15	374
Securities finance	45	66	111	—	5	5	—	—	—	116
Software and processing fees	159	49	208	—	—	—	—	—	—	208
Other fee revenue	—	48	48	—	11	11	—	66	66	125
Total fee revenue	1,566	379	1,945	574	16	590	—	81	81	2,616
Net interest income	—	716	716	—	7	7	—	—	—	723
Total other income	—	1	1	—	—	—	—	(81)	(81)	(80)
Total revenue	$1,566	$1,096	$2,662	$574	$23	$597	$—	$—	$—	$3,259

	Nine Months Ended September 30, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$3,733	$—	$3,733	$—	$—	$—	$—	$—	$—	$3,733
Management fees	—	—	—	1,548	—	1,548	—	—	—	1,548
Foreign exchange trading services	286	638	924	102	—	102	—	15	15	1,041
Securities finance	139	163	302	—	18	18	—	—	—	320
Software and processing fees	476	153	629	—	—	—	—	—	—	629
Other fee revenue	—	127	127	—	30	30	—	66	66	223
Total fee revenue	4,634	1,081	5,715	1,650	48	1,698	—	81	81	7,494
Net interest income	—	2,157	2,157	—	17	17	—	—	—	2,174
Total other income	—	1	1	—	—	—	—	(81)	(81)	(80)
Total revenue	$4,634	$3,239	$7,873	$1,650	$65	$1,715	$—	$—	$—	$9,588

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances and contract costs
As of September 30, 2025 and December 31, 2024, net receivables of $3.52 billion and $3.08 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, generally, we have an unconditional right to payment and billing is performed monthly or quarterly; therefore, we do not have significant contract assets.
We had $131 million and $144 million of deferred revenue as of September 30, 2025 and December 31, 2024, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended September 30, 2025, we recognized revenue of $69 million relating to deferred revenue of $163 million as of June 30, 2025. In the nine months ended September 30, 2025, we recognized revenue of $117 million relating to deferred revenue of $144 million as of December 31, 2024.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2025, total remaining non-cancellable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.11 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2025			2024
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,504	$2,041	$3,545	$1,339	$1,920	$3,259
Income before income tax expense	438	664	1,102	326	599	925

	Nine Months Ended September 30,
	2025			2024
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$4,360	$5,917	10,277	$4,071	$5,517	9,588
Income before income tax expense	1,103	1,710	2,813	968	1,467	2,435

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Servicing fees generated outside the U.S. were approximately 48% of total servicing fees in both the three and nine months ended September 30, 2025, compared to approximately 47% in both the three and nine months ended September 30, 2024.
Management fees generated outside the U.S. were approximately 25% of total management fees in both the three and nine months ended September 30, 2025, compared to approximately 24% and 25% in the three and nine months ended September 30, 2024, respectively.
Non-U.S. assets were $94.35 billion and $95.26 billion as of September 30, 2025 and 2024, respectively.
State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 20.    Subsequent Events
On October 23, 2025, we issued $1 billion aggregate principal amount of 4.784% fixed-to-floating rate senior notes due 2036.
On October 29, 2025, we notified the holders of our $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026, that we will redeem all of the notes on November 4, 2025.
State Street Corporation | 85

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2025, the related consolidated statements of income, comprehensive income and changes in shareholders' equity for the three- and nine-month periods ended September 30, 2025 and 2024, cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 13, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 30, 2025

State Street Corporation | 86

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
State Street Corporation | 87

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

Doubtful: Doubtful loans meet the same definition of substandard loans (i.e., well-defined weaknesses that jeopardize repayment with the possibility that we will sustain some loss) with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.

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

Fee operating leverage: Represents the difference between the percentage change in total fee revenue and the percentage change in total expenses, in each case relative to the same period of the prior year.

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

Investment grade: A rating of loans to counterparties with strong credit quality and low expected credit risk and probability of default. It applies to counterparties with a strong capacity to support the timely repayment of any financial commitment.

Liquidity coverage ratio: The ratio of high-quality liquid assets divided by expected total net cash outflows over a 30-day stress period. A Basel III framework requirement for banks and bank holding companies to measure liquidity, it is designed to ensure that certain banking institutions, including us, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day stress period.

Net asset value: The amount of net assets attributable to each share/unit of the fund at a specific date or time.

Net stable funding ratio: The ratio of the amount of available stable funding relative to the amount of required stable funding. This ratio should be equal to at least 100% on an ongoing basis.
Operating leverage: Represents the difference between the percentage change in total revenue and the percentage change in total expenses, in each case relative to the same period of the prior year

Prime services: The securities lending business previously referred to as enhanced custody.

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

Special mention: Loans that consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.

Sub-investment grade (previously referred to as Speculative): Loans that consist of counterparties that face ongoing uncertainties or exposure to business, financial, or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met.

Substandard: Loans that consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

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

State Street Corporation | 88

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. This program has no set expiration date and is not expected to be executed in full during 2025. We repurchased $400 million of our common stock in the third quarter of 2025 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended September 30, 2025.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
July 1 - July 31, 2025	1,867	$107.13	1,867	$3,100
August 1 - August 31, 2025	1,758	113.76	1,758	2,900
September 1 - September 30, 2025	—	—	—	2,900
Total	3,625	$110.34	3,625	$2,900
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
ITEM 5. OTHER INFORMATION
On October 29, 2025, State Street entered into agreements with Joerg Ambrosius, Executive Vice President and President of Investment Services, to clarify the fixed and incentive compensation attributable to each of his global and Continental Europe-specific responsibilities. Pursuant to the terms of the agreements, Mr. Ambrosius’s target total compensation for 2025 remains set at its previously disclosed level of €7,000,000, consisting of a base salary of €650,000, fixed allowance of €2,500,000, and target incentive compensation of €3,850,000. Pursuant to the terms of the European agreement, Mr. Ambrosius will continue to receive additional benefits, including a small meal allowance and capital-forming benefit provided as customary benefits to all German employees, personal use of a company car, accident insurance coverage, and continuation of his pension benefit. The above description of Mr. Ambrosius’s agreements with State Street is qualified in its entirety by the terms and provisions of the agreements themselves, which are filed as Exhibits 10.1, 10.2, and 10.3 hereto and are incorporated herein by reference.
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
State Street Corporation | 89

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the third quarter of 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Kathryn M. Horgan Executive Vice President	8/29/2025	2/27/2026	Sale of up to 11,352 shares of common stock in transactions during 2025 and 2026

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the third quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 90

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
	10.1†	Employment Letter Agreement entered into with Joerg Ambrosius, dated October 29, 2025 and effective January 1, 2025

	10.2†	Service Agreement entered into with Joerg Ambrosius, dated October 29, 2025 and effective January 1, 2025

	10.3†	Role-Based Allowance Agreement entered into with Joerg Ambrosius, dated October 29, 2025 and effective January 1, 2025

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2025 and 2024, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2025 and 2024, (iii) consolidated statement of condition as of September 30, 2025 and December 31, 2024, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2025 and 2024, (v) consolidated statement of cash flows for the three and nine months ended September 30, 2025 and 2024, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 91

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 30, 2025	By:	/s/ JOHN F. WOODS
John F. Woods,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President, Chief Accounting Officer and Interim Controller (Principal Accounting Officer)

State Street Corporation | 92