Form 10-K
period 2025-12-31
STATE STREET CORP
filed 2026-02-19
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($106.34) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $30.31 billion.
The number of shares of the registrant’s common stock outstanding as of January 30, 2026 was 278,728,211.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2026 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2025

State Street Corporation | 2

State Street Corporation | 3

Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in our Management’s Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, cost savings and transformation initiatives, investment portfolio performance, dividend and stock purchase programs, acquisitions, outcomes of legal proceedings, market growth, joint ventures and divestitures, client growth, new technologies, services and opportunities, sustainability and impact, human capital and climate, as well as industry, governmental, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “expect,” “outlook,” “will,” “goal,” “target,” “strategy” “may,” “estimate,” “plan,” “intend,” “objective,” “forecast,” “believe,” “priority,” “anticipate,” “seek,” and “trend,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include the factors described under the headings “Risk Factors Summary” and “Risk Factors” and elsewhere in this Form 10-K, including under “Management’s Discussion and Analysis.”
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov or on the “Filings & reports” tab of our website at investors.statestreet.com.
Risk Factors Summary
The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business or consolidated results of operations or financial condition. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks under the heading “Risk Factors,” as well as elsewhere in this Form 10-K under the heading “Management’s Discussion and Analysis.”
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
Financial Market Risks
•We could be adversely affected by political, geopolitical, economic and market conditions including, for example, as a result of liquidity or capital deficiencies (actual or perceived) by other financial institutions and related market and government actions, changes in U.S. trade or other policies or those policies of other nations, the ongoing conflicts in Ukraine and in the Middle East, major political shifts domestically or internationally, (including the potential for retaliatory actions by governments, market participants or clients based on diverging perspectives or otherwise and, separately, the recent shutdown of the U.S. federal government), actions taken by central banks in an attempt to address prevailing economic conditions, changes in monetary policy or periods of significant volatility in the markets for equity, fixed income and other asset classes globally or within specific markets;
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
•Our return of capital to shareholders through common share repurchases and common stock dividends may be variable and is subject to various business and financial factors and regulatory requirements and approvals of our Board of Directors;
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
•Our businesses may be adversely affected by increased and conflicting political, regulatory and client scrutiny of investment management, stewardship and sustainable investment strategies and services offered;
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
State Street Corporation | 5

connection with our services to clients, as a result of tax authority examinations; and
•Our businesses may be negatively affected by adverse publicity or other reputational harm.
Operational, Cyber and Technology Risks
•Attacks or unauthorized access to our or our business partners’ or clients’ information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, could result in significant costs, reputational damage and impacts on our business activities;
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
PART I
ITEM 1. BUSINESS
OVERVIEW
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment servicing, markets and financing solutions and investment management. Our clients — asset managers and owners, insurance companies, wealth managers, official institutions and central banks — rely on us to deliver solutions that support their business objectives across the investment life cycle. Leveraging our strength and scale, innovation and platforms, and industry expertise, we are an essential partner to our clients. In all aspects of our business, we work toward a singular purpose: to help create better outcomes for the world’s investors and the people they serve.
Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, providing a broad range of financial products and services to institutional investors globally. As of December 31, 2025, we reported $53.80 trillion in AUC/A and $5.67 trillion in AUM. We had consolidated total assets of $366.05 billion, consolidated total deposits of $274.35 billion, consolidated total shareholders’ equity of $27.84 billion and approximately 52,000 employees as of December 31, 2025.
State Street Corporation, referred to as the Parent Company, was organized in 1969 under the laws of the Commonwealth of Massachusetts, and is a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956. The Parent Company is a source of financial and managerial
State Street Corporation | 6

strength to our subsidiaries. We conduct our business primarily through State Street Bank, which traces its beginnings to 1792, with the founding of our oldest ancestor bank, Union Bank. State Street Bank’s current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. State Street Bank operates as a specialized bank, referred to as a trust or custody bank, that services and manages assets on behalf of its institutional clients.
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
ADDITIONAL INFORMATION
On the “Filings & reports” tab of our website at investors.statestreet.com, we make available, free of charge, all reports we electronically file with, or furnish to, the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street (including references to investors.statestreet.com) and the SEC in this report as inactive textual references only. Information on those websites (or any other) is not incorporated by reference in this Form 10-K.
We have Corporate Governance Guidelines, as well as written charters for the Examining and Audit Committee, the Executive Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee, the Risk Committee and the Technology and Operations Committee of our Board of Directors, or Board, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is accessible on the “Corporate governance” tab of our website at investors.statestreet.com.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and the NSFR, summary results of annual State Street-run stress tests that we conduct under the Dodd-Frank Act, and recovery and resolution disclosures. These additional disclosures are accessible on the “Filings & reports” and “Fixed
Income” tabs of our website at investors.statestreet.com.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary under Item 8 in this Form 10-K.
LINES OF BUSINESS
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing
Our Investment Servicing line of business provides a broad range of investment servicing and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, wealth managers, investment managers, foundations and endowments worldwide.
Through State Street Investment Services and State Street Markets, we offer a full range of back-, middle- and front-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our back- and middle-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, along with advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate, Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/
State Street Corporation | 7

sponsor communication capabilities to wealth managers, private banks and financial advisors.
As the digital asset space continues to mature, we continue to build solutions to tokenize assets. Our vision is to deliver digital asset solutions to our clients as a trusted provider of end-to-end capabilities across the asset servicing lifecycle on a secure, interoperable platform with multiple blockchain connectivity.
We provide some or all of our Investment Servicing products and services to clients in the United States and in many other key markets around the world. As of December 31, 2025, we serviced AUC/A of approximately $53.80 trillion, comprising approximately $37.42 trillion in the Americas, approximately $12.92 trillion in Europe and the Middle East and approximately $3.46 trillion in the Asia-Pacific region.
Investment Management
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management (previously State Street Global Advisors). Our investment management solutions span across equity, fixed income, liquidity and cash, multi-asset and alternatives strategies, delivered through products such as ETFs, custom indexed, and actively managed funds and mandates. As of December 31, 2025, State Street Investment Management had approximately $5.67 trillion in AUM.
Additional information about our lines of business is provided under “Line of Business Information” included in our Management’s Discussion and Analysis, and in Note 24 to the consolidated financial statements in this Form 10-K. Additional information about our non-U.S. activities is included in Note 26 to the consolidated financial statements in this Form 10-K.
COMPETITION
We operate in a highly competitive environment in all areas of our business globally. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, investment analytics businesses, business service and software companies, technology companies, data providers and information services firms. As our businesses grow and markets and new technologies, including artificial intelligence, evolve, we may encounter increasing and new forms of competition around the world.
We believe that many key factors drive competition in the markets for our business.
Technological advances, economies of scale, required levels of capital, pricing, quality and scope of services, and sales and marketing are critical to our Investment Servicing line of business. For our Investment Management line of business, key competitive factors include expertise, experience, availability of related service offerings, quality of service, price, efficiency of our products and services, and performance.
Our success and competitive position may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, including those incorporating artificial intelligence, to implement efficiencies into our operational processes, to bring new services to market in a timely fashion at competitive prices, to integrate existing and future products and services effectively into State Street Alpha and State Street Wealth Services, to continue to expand our relationships with existing clients and to attract new clients, to maintain and enhance our reputation, to manage risk and to effectively and efficiently operate in a highly regulated environment.
As a G-SIB, we are subject to extensive regulation and supervision with respect to our operations and activities. Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company; therefore some of our competitors may not be subject to the same limitations, requirements and standards with respect to their operations and activities. Most other financial institutions designated as systemically important have substantially greater financial resources and a broader base of operations than we do and are, consequently, in a better competitive position to manage and bear the costs of this enhanced regulatory requirement. See “Supervision and Regulation” in this Item for more information.
HUMAN CAPITAL
Our human capital strategy is a meaningful driver of our overall enterprise strategy and our long-term performance. Our employees drive the company’s value proposition, innovate better ways to serve our clients and act as custodians of our reputation. We seek to empower our employees by providing development and learning opportunities to help each person reach their full potential. The Board of Directors’ Human Resources Committee oversees our human capital management strategy and receives regular updates on matters such as engagement, culture, talent management, retention and productivity.
We aim to promote strong levels of employee commitment and connection to the company by providing an environment that supports our diverse
State Street Corporation | 8

employee population in amplifying behaviors that drive our business strategy. We believe that an inclusive culture where employees feel valued, engaged and empowered makes State Street a more desirable place to work, helps us attract and retain employees as they grow in their careers, and fosters an environment that enhances each individual’s sense of belonging, productivity and professional satisfaction. The integrity and ethical decision-making of our employees is paramount for our culture. We want our employees to know their opinions matter and are respected, to feel comfortable asking questions and raising concerns, and to have no fear of retaliation.
Our talent management efforts are focused on recruiting, developing and retaining top talent and industry leaders in markets that align with current and future demands and the evolution of our business. Our objective is to seek a wide pool of talent globally, so we are well positioned to be an essential partner to our clients. To support the retention and ongoing development of our employees, we offer competitive compensation and benefits, a wide range of learning and development offerings, and strong support by involved and well-trained leaders. We carefully monitor our hiring, promotion and turnover rates and implement programs to help retain, develop and enhance the skills of our employees, including through a focus on internal mobility.
Our approach is centered on skills that are aligned with our corporate strategy and designed to address the rapidly changing, technology-centric demands of the financial services industry. We also regularly monitor our compensation program to maintain competitiveness and to reward high performance.
Driving improvements in both individual and organizational productivity is a key enabler of our overall human capital management strategy, and we are focused on strategic workforce planning, building upon current headcount budgeting and forecasting activities. Our productivity efforts aim to promote the optimal effectiveness and efficiency of our human capital through clear alignment between our business strategy and our organizational structure, geographic footprint, performance management, people development and reward systems. We focus on cultivating a high performing workforce that drives innovation and profitable growth, is responsive to changing client and business needs and is structured and resourced to deliver desired outcomes.
Our employee population at December 31, 2025 decreased approximately 2% to approximately 52,000 employees, compared to December 31, 2024, primarily driven by our continued efforts to simplify our operations through organization design and technology and automation efforts. Approximately 77% of our employees are located outside the United States.
SUPERVISION AND REGULATION
We are registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which bank holding companies and their non-banking subsidiaries may engage to managing or controlling banks and to a range of activities that are considered to be closely related to banking. Bank holding companies that have elected to be treated as financial holding companies, such as the Parent Company, may engage in a broader range of activities considered to be “financial in nature.” The regulatory limits on our activities also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control 5% or more of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
The Parent Company has elected to be treated as a financial holding company and, as such, may engage in a broader range of non-banking activities than permitted for bank holding companies that have not elected to become financial holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined by the Federal Reserve to be financial in nature, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; underwriting; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our U.S. depository institution subsidiaries are expected to be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature.
State Street Corporation | 9

The scope of the laws and regulations and the intensity of the supervision to which our business is subject has increased since the 2008 financial crisis. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place, and subsequently the enhancement of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Developments at the federal banking agencies that regulate banking organizations, including the Federal Reserve, the FDIC and the OCC (the U.S. Agencies), or in the financial system more generally, may result in increased prudential and conduct oversight, more extensive regulatory requirements, changing interpretations of existing rules and guidelines, and potentially more stringent enforcement and more severe penalties. Irrespective of any specific regulatory change, we expect that our business will remain subject to extensive regulation and supervision.
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
Regulatory Capital Adequacy and Liquidity Standards
Basel III Rule
We are subject to the Basel III framework (Basel III rule) in the United States. The provisions of the Basel III rule related to minimum capital requirements, capital buffers and methodologies for calculating regulatory capital were fully implemented as of 2019. We are also subject to the market risk capital rule as implemented by the U.S. Agencies.
As required by the Dodd-Frank Act, we are subject to a standardized “capital floor,” also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy. Thus, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches. We are also subject to various capital buffer requirements described below in this “Supervision and Regulation” section.
In July 2023, the U.S. Agencies issued a proposed rule to implement the Basel III endgame agreement (2023 Basel III Endgame Proposal) for large banks, and separately proposed revisions to the
U.S. G-SIB capital surcharge framework (2023 G-SIB Surcharge Proposal). The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized methodologies for credit risk, operational risk and CVA risk components, and would also replace the existing market risk rule with the new fundamental review of the trading book (FRTB) framework. The 2023 G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in 0.1% increments as opposed to the 0.5% increments that currently apply.
Public statements by U.S. banking agency officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. While a re‑proposal is currently expected in March 2026, the timing and content of any potential re-proposal, and the effects on us, remain uncertain at this stage.
Risk-Weighted Assets
The existing Basel III rule provides two frameworks for the calculation of RWA for purposes of bank regulatory capital: the “standardized” approach and the “advanced” approaches, which are applicable to advanced approaches banking organizations, like us.
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
•a minimum total capital ratio of 8%; and
•the stress capital and countercyclical capital buffers, referenced below, as well as a G-SIB surcharge and the enhanced SLR (which acts as an SLR buffer) described in “Capital” in “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K.
Under the Basel III rule, our total regulatory capital is composed of three tiers: CET1 capital, Tier 1 capital (which includes CET1 capital), and Tier 2 capital. The total of Tier 1 and Tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
State Street Corporation | 10

CET1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus plus retained earnings and the cumulative effect of foreign currency translation plus net unrealized gains (losses) on debt and equity securities classified as AFS, less treasury stock and less goodwill and other intangible assets, net of related deferred tax liabilities. Tier 1 capital is composed of CET1 capital plus additional Tier 1 capital instruments which, for us, includes three series of preferred equity outstanding as of December 31, 2025. Tier 2 capital includes certain eligible subordinated long-term debt instruments. Total regulatory capital consists of Tier 1 capital and Tier 2 capital.
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
G-SIB Surcharge
The eight U.S. bank holding companies deemed to be G-SIBs, including us, are required to calculate their G-SIB surcharge annually according to two methods, and be bound by the higher of the two:
•Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability; or
•Method 2: Alters the calculation from Method 1 by factoring in a short-term wholesale funding score in place of substitutability and applying a fixed coefficient to each of the five components.
Method 2 is the binding methodology for us as of December 31, 2025. Our current G-SIB surcharge, through December 31, 2026, is 1.0%. The finalization of the data as of December 31, 2025, which will be used to calculate our G-SIB surcharge through December 31, 2027, is currently pending. If our Method 1 or Method 2 score changes year-over-year such that we would become subject to a higher surcharge, the higher surcharge would not become effective for two years from the “as of” date (e.g., a higher surcharge calculated as of December 31, 2025 would not become effective until January 1, 2028). If, however, our Method 1 or Method 2 score changes year-over-year such that we would become subject to a lower surcharge, we would be subject to the lower surcharge beginning one full year from the “as of” date (e.g., a lower surcharge calculated as of
December 31, 2025 would become effective January 1, 2027).
Stress Capital Buffer
In March 2020, the U.S. Agencies issued the SCB final rule that replaced, under the standardized approach, the fixed capital conservation buffer (2.5%) with an SCB calculated as the difference between the institution’s starting and lowest projected CET1 ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the supervisory stress testing planning horizon. Based on our results from the 2025 supervisory stress test, our SCB for the period of October 1, 2025 through September 30, 2026 is set at the prescribed minimum floor of 2.5% of RWA. For additional information about the SCB rule, refer to “Capital Planning, Stress Tests and Dividends” in this “Supervision and Regulation” section.
Under the SCB rule, a banking organization would be able to make capital distributions and discretionary bonus payments without specified quantitative limitations (although subject to other potential regulatory constraints, such as supervisory limitations), as long as it maintains its required SCB plus the applicable G-SIB surcharge (plus any potentially applicable countercyclical capital buffer) over the minimum required risk-based capital ratios and as long as it satisfies all leverage based capital requirements and buffers. From time to time, under certain economic conditions, banking regulators may establish a minimum countercyclical capital buffer up to a maximum of 2.5% of total RWA. The countercyclical capital buffer was initially set by banking regulators at zero, and has not been increased since its inception.
Assuming a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2026, including a capital conservation buffer and an SCB of 2.5% for advanced and standardized approaches, respectively, and a G-SIB surcharge of 1.0%, are 8.0% for CET1 capital, 9.5% for Tier 1 risk-based capital and 11.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation.
In April 2025, the Federal Reserve issued a proposed rule to reduce volatility in the SCB requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s SCB requirement by one quarter, from October 1 to January 1. The proposal was intended to be effective as of the 2025 stress testing cycle, but has yet to be finalized. We do not expect the proposal to materially
State Street Corporation | 11

impact our SCB requirement, which is currently at the 2.5% floor.
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
As a U.S. G-SIB, we are subject to a minimum SLR of 3%, and are also subject to eSLR standards, comprising a 2% SLR buffer at the holding company (in order to avoid limitations on distributions to shareholders and discretionary bonus payments to certain executives) and a 3% SLR buffer at State Street Bank (in order to be considered “well capitalized” under the Federal Reserve’s prompt corrective action framework). If we do not maintain the 2% buffer at the holding company, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
On November 25, 2025, the U.S. Agencies jointly adopted a final rule (eSLR Final Rule) amending the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The final rule is effective April 1, 2026, with the option for firms to adopt the modified standards early, effective January 1, 2026. The final rule replaces the current eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIB’s Method 1 capital surcharge, with the buffer for IDI subsidiaries capped at 1%. Conforming changes were also made to the TLAC and LTD requirements. We adopted the modified standards effective January 1, 2026.
The eSLR Final Rule is not expected to materially impact our total leverage-based capital, which already benefits from the custody bank exemption for central bank placements in the SLR denominator from Section 402 of the EGRRCPA. Changes to the TLAC and LTD requirements may have limited implications for us, but, are not expected to change our management of TLAC or LTD.
Under a final rule adopted by the U.S. Agencies pursuant to the EGRRCPA, central bank deposits are excluded from a custodial banking organization’s total leverage exposure for purposes of calculating the SLR. This exclusion is not applicable to total leverage exposure under the calculation of Tier 1 leverage. The rule became effective on April 1, 2020. For the quarter ended December 31, 2025, we excluded $91.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion. The TLAC and LTD that State Street is required to hold under SLR-based requirements reflect the exclusion of certain central bank balances as a consequence of the rule.
The SA-CCR final rule that went into effect for us on January 1, 2022, also requires us to incorporate the SA-CCR into the calculation of our total leverage exposure for the purpose of calculating SLR.
Total Loss-Absorbing Capacity
The Federal Reserve has implemented rules on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us. The TLAC rule imposes: (1) external TLAC requirements (i.e., combined eligible Tier 1 regulatory capital and LTD); (2) separate external LTD requirements; and (3) clean holding company requirements that impose restrictions on certain types of liabilities and limit non-TLAC related third party liabilities to 5% of external TLAC.
Among other things, the TLAC rule requires us to comply with minimum requirements for external TLAC and external LTD. Specifically, since January 2023, we must hold:
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
We are subject to the rule issued by the U.S. Agencies implementing the LCR in the United States.
State Street Corporation | 12

The LCR is intended to promote the short-term resilience of internationally active banking organizations, like us, to improve the banking industry’s ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
The LCR is calculated by dividing an institution’s available HQLA by its projected net cash outflows during a 30 day period under a prescribed stress environment. We report LCR to the Federal Reserve daily and are required to calculate and maintain an LCR that is equal to or greater than 100%. In addition, we publicly disclose certain qualitative and quantitative information about our LCR consistent with the quarterly disclosure requirements of the Federal Reserve’s final rule.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. The level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time. Deposits resulting from certain services provided (operational deposits) are treated as more resilient than other deposits. As a result, if balances of operational deposits increased relative to our total client deposit base, we would expect to require less HQLA in order to maintain our LCR. Conversely, if balances of operational deposits decreased relative to our total client deposit base, we would expect to require more HQLA.
In addition, we are subject to the final rule issued by the U.S. banking agencies implementing the NSFR in the United States, which became effective on July 1, 2021. The NSFR, a quantitative liquidity metric and requirement, measures the stability of a firm’s funding profile over a one-year time horizon. The final rule requires large banking organizations to maintain a minimum amount of available stable funding, which is a weighted measure of a company’s funding sources, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. The amount of stable funding can be no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%. We publicly disclose certain qualitative and quantitative information about our NSFR consistent with the semi-annual disclosure requirements of the Federal Reserve’s final rule.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, in March 2020, the Federal Reserve adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual stress testing and capital planning framework. The Federal Reserve conducts its own stress tests of our business operations using supervisory models, referred to as supervisory stress tests, the results of which it uses to calibrate our annual SCB, subject to a minimum of 2.5%. In addition, under the Federal Reserve’s capital plan rule, we must conduct periodic stress testing of our business operations and submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve. The Federal Reserve conducts a qualitative assessment of our capital plan as part of the annual supervisory process, to evaluate the strength of our capital planning practices, including our ability to identify, measure, and determine the appropriate amount of capital for our risks, and controls and governance supporting capital planning.
In October 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals designed to enhance the transparency and public accountability of its annual stress test. The first proposal solicits comments on the Federal Reserve’s stress test models, scenario design framework and an enhanced disclosure process under which the Federal Reserve would annually publish and invite public comment on stress test scenarios, models and material changes to those models. The second proposal solicits comments on the scenarios for the 2026 supervisory stress test. In February 2026, the Federal Reserve adopted the proposed 2026 scenarios largely as proposed, including the models used to generate the final 2026 scenarios.
The Federal Reserve’s SCB rule integrates its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements and applies to certain bank holding companies, including us. The standardized approach SCB equals the greater of (i) 2.5%; and (ii) the maximum decline in our CET1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the ratio of (a) the sum of the dollar amount of our planned common stock dividends for the fourth through seventh quarters of the supervisory stress test projection period to (b) our projected RWA for the quarter in which our projected CET1 capital ratio reaches its minimum in the supervisory stress test.
The SCB rule assumes that bank holding companies maintain a constant level of assets and RWA throughout the supervisory stress test projection period. In addition, under the final rule the SCB incorporates the dollar amount of four quarters of planned common stock dividends, as described above.
State Street Corporation | 13

Our SCB requirement remains at 2.5% for the period from October 1, 2025 through September 30, 2026, based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until 2027.
In addition to the SCB requirement, we continue to be subject to capital plan requirements and the supervisory assessment of our capital planning activities. Under the capital planning requirements, our annual capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any capital qualifying instruments, any capital distributions, such as payments of dividends on, or repurchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III rule, and serve as a source of strength to State Street Bank under supervisory stress scenarios. Changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as repurchases of our stock, and may require resubmission of the capital plan to the Federal Reserve if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
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
The EGRRCPA modified certain aspects of the Federal Reserve’s stress-testing requirements, reducing the number of scenarios in the supervisory stress test from three to two and modifying our obligation to perform company-run stress-tests from semi-annually to annually. The Federal Reserve adopted a final rule in October 2019 that, among other things, implemented this modification.
Enhanced Prudential Standards
The Dodd-Frank Act, as amended by the EGRRCPA, establishes a systemic risk regime to which large bank holding companies with $100 billion or more in consolidated assets, such as us, are subject. U.S. G-SIBs, such as us, are subject to the most stringent requirements, including heightened capital, leverage, liquidity and risk management requirements and single-counterparty credit limits (SCCL).
Under the Federal Reserve’s regulation, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered HQLA based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and the NSFR. The regulations also establish requirements and responsibilities for our risk committee and mandate risk management standards.
The Federal Reserve has established a rule that imposes contractual requirements on certain “qualified financial contracts” to which U.S. G-SIBs, including us, and their subsidiaries are parties. Under the rule, certain qualified financial contracts generally must expressly provide that transfer restrictions and default rights against a U.S. G-SIB, or a subsidiary of a U.S. G-SIB, are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, certain qualified financial contracts may not, among other things, permit the exercise of any cross-default right against a U.S. G-SIB or a subsidiary of a U.S. G-SIB based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections.
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
As a G-SIB, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened expectations of
State Street Corporation | 14

our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel, technology and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. Regulatory compliance requirements are anticipated to remain at least at the elevated levels we have experienced over the past several years.
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of State Street Bank’s deposit insurance by the FDIC, and to certain restrictions on our business, including those that are described above in this “Supervision and Regulation” section.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same additional capital requirements.
For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to “Capital” in “Financial Condition” in our Management’s Discussion and Analysis, and Note 16 to the consolidated financial statements in this Form 10-K.
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
The Volcker Rule regulations require banking entities to establish extensive programs designed to promote compliance with the restrictions of the Volcker Rule. Consequently, Volcker Rule compliance entails both the cost of implementing a compliance program and loss of certain revenue and future opportunities.
Recovery and Resolution Planning
Under Section 165(d) of the Dodd-Frank Act, we are required to submit a resolution plan on a biennial basis jointly to the Federal Reserve and the FDIC (the Agencies). The purpose of our resolution plan is to describe our preferred resolution strategy and to demonstrate that we have the resources and capabilities to execute on that strategy in the event of major financial distress. Through resolution planning, we seek to maintain our role as a key service provider within the financial system, while minimizing risk to the financial system.
The Agencies’ final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our targeted 165(d) resolution plan by July 1, 2025. Our next 165(d) resolution plan submission to the Agencies is a full resolution plan due by July 1, 2027.
In the event of material financial distress, our preferred resolution strategy is the single point of entry strategy (the SPOE Strategy). The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a direct subsidiary of the Parent Company), our Beneficiary Entities (as defined below) and certain of our other entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other entities benefiting from such capital and/or liquidity support (collectively with State Street Bank, Beneficiary Entities), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and our other subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under and as required by the support agreement, the Parent Company has pre-funded SSIF through its contribution of most of its non-subsidiary assets (primarily its liquid assets, cash deposits, investments in intercompany debt, investments in marketable securities, and other cash and non-cash equivalent investments) to SSIF at the time it entered into the support agreement and continues to contribute such assets, to the extent available, on an ongoing basis. Under the support agreement, the Parent Company retains liquid assets needed to meet its upcoming obligations and to fund expected expenses during a potential bankruptcy proceeding. In consideration for the Parent Company’s contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies.
SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one
State Street Corporation | 15

or more promissory notes to the Parent Company (the Parent Company Funding Notes) that together are intended to allow the Parent Company to continue to meet its obligations throughout the period prior to the occurrence of a Recapitalization Event, which is defined under the support agreement as the earlier occurrence of: (1) one or more capital and liquidity thresholds being breached or (2) the authorization by the Parent Company’s Board of Directors for the Parent Company to commence bankruptcy proceedings. The support agreement does not obligate SSIF to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
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
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement (which specifically exclude amounts designated to fund expected expenses during a potential bankruptcy proceeding); (3) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation to the extent of its available resources and consistent with the support agreement; and (4) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code. No person or entity, other than a party to the support agreement, should rely on any of our affiliates being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement, including in evaluating any of our entities from a creditor’s perspective or determining whether to enter into a contractual relationship with any of our entities.
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan, under the prior version of the rule, by December 1, 2023. The FDIC’s final rule on IDI plans that became effective on October 1, 2024 requires IDI subsidiaries of U.S. G-SIBs, such as State Street Bank, to file their IDI plans on a biennial basis, with the first IDI plan submission under the final rule due by July 1, 2026.
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
Orderly Liquidation Authority
Under Title II of the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Parent Company, and certain covered subsidiaries, can be subjected to the orderly liquidation authority. For the FDIC to be appointed as our receiver, two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board must recommend appointment, and the U.S. Treasury Secretary, in consultation with the U.S. President, must then make certain extraordinary financial distress and systemic risk determinations. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
If the FDIC were appointed as the receiver of the Parent Company pursuant to the orderly liquidation authority, the FDIC would have considerable powers to resolve the Parent Company, including: (1) the power to remove officers and directors responsible for the Parent Company’s failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among similarly situated creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
The FDIC’s releases have indicated that it would likely use its powers under the orderly liquidation authority to resolve a SIFI pursuant to an SPOE Strategy, but not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.
The execution of an SPOE Strategy, whether applied pursuant to our preferred resolution strategy under the U.S. Bankruptcy Code or in a proceeding pursuant to the FDIC’s “orderly liquidation authority” under Title II of the Dodd-Frank Act, will likely result in the holders of unsecured debt of the Parent Company absorbing State Street Corporation’s losses in a resolution scenario, including in the event of the
State Street Corporation | 16

failure of State Street Bank as contemplated by the IDI plan.
Derivatives
Title VII of the Dodd-Frank Act imposed a comprehensive regulatory structure on the OTC derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have largely completed the implementation of the provisions of Title VII.
State Street Bank has registered with the CFTC as a swap dealer. As a registered swap dealer, State Street Bank is subject to significant regulatory obligations regarding its swap activity and the supervision, examination and enforcement powers of the CFTC and other regulators. The CFTC has granted State Street Bank a limited-purpose swap dealer designation. Under this limited-purpose designation, interest rate swap activity conducted by State Street Bank’s Global Treasury group is not subject to certain of the swap regulatory requirements otherwise applicable to swaps entered into by a registered swap dealer, subject to a number of conditions. For all other swap transactions, our swap activities remain subject to all applicable swap dealer regulations.
Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations. Our banking subsidiaries are subject to supervision and examination by various regulatory authorities and have regulatory requirements that may differ from the Parent Company.
State Street Bank
State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, the Massachusetts Commissioner of Banks, as well as the FDIC and the regulatory authorities of those states and countries in which State Street Bank operates a branch.
As with the Parent Company, State Street Bank is subject to the Basel III framework and the market risk capital rule in the United States. As required by the Dodd-Frank Act, State Street Bank, as an advanced approaches banking organization, is subject to a “capital floor,” also referred to as the Collins Amendment, in the assessment of its regulatory capital adequacy described above in this “Supervision and Regulation” section.
Under the Basel III framework, State Street Bank’s regulatory capital calculations, including any additions or deductions from capital for regulatory purposes, are consistent with the calculations of the Parent Company. For additional information about the 2023 Basel III Endgame Proposal, refer to “Basel III Rule” above in this “Supervision and Regulation” section.
Similar to our Parent Company, State Street Bank is subject to the Tier 1 leverage ratio and the SLR. However, as State Street Bank is an IDI subsidiary of a U.S. G-SIB, it is required to maintain a minimum Tier 1 leverage ratio of 5% and a minimum SLR of 6% to be considered well capitalized.
The eSLR Final Rule adopted by the U.S. Agencies on November 25, 2025 would modify the eSLR for depository institution subsidiaries of G-SIBs from the current 6% “well capitalized” threshold under the prompt corrective action framework to an eSLR buffer standard equal to 50% of the parent G-SIB's Method 1 surcharge calculation floored at 1%. The final rule is effective April 1, 2026, with the possibility for firms to early adopt effective January 1, 2026. State Street Bank, as a subsidiary of a U.S. G-SIB, would therefore be subject under the final rule to an eSLR buffer equal to 50% of our Method 1 surcharge floored at 1%.
For the purposes of calculating the SLR, State Street Bank is subject to the U.S. Agencies’ final rule that excludes qualifying central bank deposits from a custodial banking organization’s total leverage exposure. For the quarter ended December 31, 2025, State Street Bank excluded $91.5 billion of average balances held on deposit at central banks from the denominator used in the calculation of our SLR based on this custodial banking exclusion.
Pursuant to the U.S. Agencies’ LCR and NSFR final rules, as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an LCR and NSFR, respectively, equal to or greater than 100%.
We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates generally are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, are limited in the aggregate for all affiliates to 20% of State Street Bank’s capital and surplus, and in some cases are also subject to strict collateral requirements. Derivatives, securities borrowing and securities lending transactions
State Street Corporation | 17

between State Street Bank and its affiliates became subject to these restrictions pursuant to the Dodd-Frank Act. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker Rule generally prohibits similar transactions between the Parent Company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the Volcker Rule regulations.
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
Other Subsidiaries
Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our continental European banking subsidiary, State Street Bank International GmbH is a significant entity in accordance with European banking regulations and accordingly is supervised directly by the ECB. State Street Bank International GmbH operates in several countries including Germany, Luxembourg, Italy, France and Switzerland. In Ireland our depositary and fund administration companies are regulated by the Central Bank of Ireland and in Canada our trust company is regulated by the Office of the Superintendent of Financial Institutions. Our other subsidiaries internationally engaged in our investment servicing activities are regulated by applicable authorities in the jurisdictions of their activities. Our subsidiaries involved in our investment management and securities and markets businesses are regulated by governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies in U.S. federal and state and non-U.S. jurisdictions, especially in those jurisdictions in which we maintain an office.
Many aspects of our investment management activities are subject to U.S. federal and state, as well as non-U.S., laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to the Employee Retirement Income Security Act (ERISA), and is regulated by the U.S. Department of Labor (DOL).
The majority of our non-U.S. investment servicing operations are conducted pursuant to the Federal Reserve’s Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments in their Edge Act corporations (and similar state law corporations) that exceed 20% of their capital and surplus, as defined in the relevant banking regulations, and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.
In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through us or through our non-banking subsidiaries) pursuant to the Federal Reserve’s Regulation Y, or through international bank branch expansion, neither of which is subject to the investment limitations applicable to Edge Act subsidiaries.
Additionally, Massachusetts has its own bank holding company statute, under which we, among other things, may be required to obtain prior approval by the Massachusetts Board of Bank Incorporation for an acquisition of more than 5% of any additional bank's voting shares, or for other forms of bank acquisitions.
Anti-Money Laundering and Financial Transparency
Certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and related regulations, which contain AML and financial transparency provisions and which require implementation of an AML compliance program, including processes for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the United States contain similar requirements. State Street Corporation and its
State Street Corporation | 18

subsidiaries are also required to comply with sanctions laws and regulations administered and imposed by the U.S. government, including the U.S. Treasury Department’s OFAC and the Department of State, as well as comparable sanctions programs imposed by foreign governments and multilateral bodies. We have implemented an enterprise-wide AML and sanctions compliance program, including policies, procedures and internal controls that are designed to promote compliance with applicable AML laws and regulations and sanctions. AML laws and regulations applicable to our operations may be more stringent than similar requirements applicable to our non-regulated competitors or financial institutions principally operating in other jurisdictions.
Compliance with applicable AML and related requirements is a common area of review for financial regulators, and any failure by us to comply with these requirements could result in fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, restrictions on our business activities or harm to our reputation. There have been numerous enforcement actions by regulators, as well as state attorneys general and the U.S. Department of Justice, against financial institutions with respect to AML and sanctions laws and some have resulted in penalties, including criminal penalties.
Deposit Insurance
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The FDIC’s Deposit Insurance Fund (DIF) is funded by assessments on FDIC IDIs. The FDIC assesses DIF premiums based on an IDI’s average consolidated total assets, less the average tangible equity of the IDI during the assessment period. For larger institutions, such as State Street Bank, assessments are determined based on regulatory ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base.
The FDIC is required to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks” that satisfy specified institutional eligibility criteria. The FDIC has concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks. This, subject to change by the FDIC, has the effect of reducing the amount of DIF insurance premiums due from custody banks. State Street Bank qualifies as a custody bank for this purpose. The custody bank assessment adjustment may not exceed total transaction account deposits identified by the institution as being directly linked to a fiduciary or custody and safekeeping asset.
Following the failures of Silicon Valley Bank and Signature Bank and the resulting losses to the DIF in 2023, the FDIC adopted a final rule in November
2023 to implement a special assessment to recover the cost associated with protecting their uninsured depositors payable over an eight-quarter collection period starting with the first quarter of 2024. In December 2025, the FDIC adopted an interim final rule, reducing the assessment amount for the eighth and final collection period in the first quarter of 2026. We recognized a pre-tax expense of approximately $387 million and $99 million in 2023 and 2024, respectively, and a $60 million pre-tax reduction in expense in 2025, within other expenses, reflecting State Street Bank’s allocation of the special assessment and the FDIC’s subsequent updates to its estimate of losses to the DIF. The total expense for the special assessment remains subject to any actions by the FDIC, to cease collection early, extend the special assessment period, or impose a one-time final shortfall special assessment, including as a result of updates to the estimated losses.
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
Insolvency of an Insured U.S. Subsidiary Depository Institution
If the FDIC is appointed the conservator or receiver of an FDIC-insured U.S. subsidiary depository institution, such as State Street Bank, upon its insolvency or certain other events, the FDIC has the ability to transfer any of the depository
State Street Corporation | 19

institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors, enforce the terms of the depository institution’s contracts pursuant to their terms or repudiate or disaffirm contracts or leases to which the depository institution is a party. Additionally, the claims of holders of deposit liabilities and certain claims for administrative expenses against an IDI would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution and, under current interpretation, depositors in non-U.S. branches and offices, in the liquidation or other resolution of such an institution by any receiver. As a result, such persons would be treated differently from and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.
Cybersecurity and Data Privacy
The financial services industry faces increased global regulatory focus regarding cybersecurity and data privacy. Many aspects of our businesses are subject to cybersecurity and data privacy legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions. These requirements impose, among other things, mandatory cybersecurity and data privacy obligations, including providing for resiliency, individual rights, enhanced governance and accountability requirements, and significant fines and litigation risk for noncompliance. In addition, several jurisdictions have enacted or proposed localization requirements and restrictions on cross-border transfers of personal information that may restrict our ability to conduct business in those jurisdictions or create additional financial, legal and regulatory burdens to do so. For example, in the European Union, we are subject to the GDPR, which requires, among other things, a comprehensive privacy, data protection and cybersecurity program to protect the personal and sensitive data of residents of the European Economic Area. Following the withdrawal of the United Kingdom from the European Union, we are also subject to the U.K. General Data Protection Regulation (a version of the GDPR as implemented into U.K. law), as amended by the Data Use and Access Act 2025, which received Royal Assent on June 19, 2025 with certain provisions taking immediate effect.
The U.S. Agencies finalized a rule in November 2021 requiring banking organizations to notify their primary federal regulators as soon as possible and no later than 36 hours after identifying a “computer-security incident” that has materially affected, or is reasonably likely to materially affect, the viability of their operations, their ability to deliver banking products and services or the stability of the financial sector. The final rule became effective April 1, 2022.
In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act (CIRCIA) was signed into law and requires, among other things, the Cybersecurity and Infrastructure Security Agency (CISA) to develop and implement regulations for covered entities to report certain covered cyber incidents within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry, such as the Parent Company and State Street Bank, that are required to report cyber incidents to their primary federal regulators. Although the CIRCIA originally required the CISA to finalize its regulations by October 4, 2025, the CISA has extended such deadline to May 2026. In addition, the SEC adopted new rules on July 26, 2023 that require registrants to publicly disclose on a Form 8-K material cybersecurity incidents within four business days of determining that such an incident is material.
In November 2022, the European Union adopted DORA, which requires, among other things, financial institutions to follow certain rules regarding protection, detection, containment, recovery and repair capabilities with respect to information and communication technology-related incidents.
In addition, numerous jurisdictions have passed laws, rules and regulations regarding cybersecurity and data privacy risk management, and many are considering new or updated requirements that could impact our businesses, particularly as the application, interpretation and enforcement of these laws, rules and regulations are often uncertain and evolving.
Further discussion of cybersecurity and data privacy risk management is provided in “Information Technology Risk Management” included in our Management’s Discussion and Analysis in this Form 10-K.
ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may affect overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for
State Street Corporation | 20

the shareholders of the institutions, and therefore may, in some cases, be adverse to the interests of those shareholders. We are similarly affected by the economic policies of non-U.S. government agencies, such as the Bank of England and the ECB.
ITEM 1A. RISK FACTORS
Risk Factors
In the normal course of our business activities, we are exposed to a variety of risks. The following is a discussion of material risk factors applicable to us. Additional information about our risk management framework is included under “Risk Management” in Management’s Discussion and Analysis in this Form 10-K. Additional risks beyond those described in our Management’s Discussion and Analysis or in the following discussion may apply to our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which we operate or may in the future operate.
Strategic Risks
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of financial and technological innovation and new and evolving laws and regulations applicable to financial services institutions. For example, the adoption and implementation of evolving and emerging technologies, such as artificial intelligence and distributed ledger technology, and related regulatory frameworks, have the potential to disrupt materially the activities of the financial services industry, the operation of financial markets, processes, infrastructure and service providers, including State Street, and the servicing and other requirements of financial services clients, including our clients. Market changes, macroeconomic developments and other factors, whether as a result of financial, technological or regulatory changes or otherwise, cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer, potentially materially. In addition, new market entrants and competitors may address or influence changes in the markets more rapidly than we do, may have materially greater resources to invest in infrastructure, technology and product development than we do, or may provide clients with a more attractive or cost-efficient offering of products and services, adversely affecting our business. All of these effects may occur, regardless of our response to these financial, technological, regulatory or other changes, including our own investment in innovation, product development, business process optimization and regulatory compliance. Our efforts to develop and market new products, particularly in the “Fintech” sector including through State Street Alpha and broader digital asset-related initiatives or in attractive areas of focus such as wealth servicing and alternative investment management, may position us in new markets with pre-existing or less regulated competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, significant pricing pressure in many of our core businesses, particularly our custodial and investment management services. This pricing pressure has and may continue to impact our revenue growth and operating margins and may limit the positive impact of new client demand and growth in AUC/A or AUM. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies, information providers, data analytics and processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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
State Street Corporation | 21

management, and in our financial results, due to the significant size of our relationship with many of our institutional clients, and are also subject to significant pricing pressure due to trends in the market for custodial services and the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, official institutions, foundations, endowments and investment managers. In both our investment servicing and investment management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of assets controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, or a client’s decision to in-source certain services that we provide, could have a significant effect on our AUC/A or our AUM, as applicable, in the relevant period. Loss of all or a portion of the servicing of a client’s assets can occur for a variety of reasons. Our AUM or AUC/A are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. Similarly, if one or more clients change the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to the United States), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. As our fee revenue is significantly impacted by our levels of AUC/A and AUM, changes in levels of different asset classes could have a corresponding significant effect on our results of operations in the relevant period. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our investment servicing and investment management lines of business. Our historical focus on the segments of the market for investor services represented by very large asset managers and asset owners causes us to be particularly impacted by this industry trend. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees. As a result, the servicing fees we generate from any particular client, or any specific client mandate over time, may be less than the servicing fees we expect as a result of that client or mandate at the time we win that business.
Development and completion of new products and services, including State Street Alpha and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, may impose costs on us, involve dependencies on third parties and may expose us to increased risks.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products, appeal to varied market segments or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “Fintech” environment, where financial institutions are investing significantly in evaluating and deploying new technologies, such as artificial intelligence and distributed ledger technology, and developing and marketing potentially industry-changing products, services and standards. Widespread adoption and rapid evolution of emerging technologies, including with respect to digital assets, such as stablecoins, as well as developments in the regulatory landscape relating to emerging technologies, such as the enactment and implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) and potential enactment of the Digital Asset Market Clarity Act of 2025 (CLARITY Act) or similar market structure legislation or regulation, may affect our clients’ needs and expectations for products and services. The introduction of new products and services can require significant time and resources, including regulatory approvals and the development and implementation of technical data management, governance, control and model validation requirements and effective security and resiliency elements. New products and services, such as State Street Alpha and those related to wealth servicing, alternative investment management or digital assets or incorporating artificial intelligence, often also involve dependencies on third parties to, among other things, access or support innovative technologies, develop new distribution channels or form collaborative product and service offerings, and can require complex strategic alliances and joint venture relationships. Substantial risks and uncertainties are associated with the introduction of new products and services, strategic alliances and joint ventures, including rapid technological change in the industry, our ability to access and use technical, data and other information from our clients or other parties, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, sharing of benefits in those relationships, conflicts with existing business partners
State Street Corporation | 22

and clients, understanding third party rights, delineating ownership and exit rights, protection of intellectual property and other confidential information, competition for employees with the necessary expertise and experience, and maintaining sales and other materials that fully and accurately describe the product or service and its underlying risks and are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not be suitable for the intended client or may not produce anticipated efficiencies, savings or benefits for either the client or us. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses, regulatory noncompliance and third party claims, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage all of the above risks in the development and implementation of new products or services, including State Street Alpha and those related to wealth servicing, alternative investment management or digital assets, or incorporating artificial intelligence, could have a material adverse effect on our business and reputation, consolidated results of operations or financial condition.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
We acquire complementary businesses and technologies, enter into strategic alliances and divest portions of our business. These transactions include joint ventures that we may subsequently acquire in full, change our ownership level of or divest entirely. We undertake transactions of varying sizes to, among other reasons, gain advantages of scale, expand our geographic footprint, access new clients, distribution channels, technologies or services, enhance our operating model, expand or enhance our product offerings, develop closer or more collaborative relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not complete these transactions following announcement or we may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, strategic, client relationship, managerial, operational, cybersecurity, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated revenue growth, cost savings or operational improvements or efficiencies; or we may otherwise be adversely affected by acquisition-related charges. The intellectual property of an acquired business may be an important component of the value that we agree to pay for it. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, that the technology does not have the acceptance in the marketplace that we anticipated or that the technology requires significant investment to remain competitive. Similarly, such transactions present risks to our ability to retain the acquired clients and talent, which may be essential to achieve our financial and other objectives in the acquisition. The integration of an acquired business’ information technology infrastructure into ours has in the past and may in the future also expose us to additional cybersecurity and resiliency risks. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined. Divestitures additionally present risks of client dissatisfaction or loss, loss or restricted access to intellectual property and key talent, challenges presented by the post-divestiture operating model, contractual arrangements or responsibility for contingent or other liabilities of the divested business or reduced opportunities due to the effects of non-competition or other restrictive covenants.
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
State Street Corporation | 23

investigations into matters conducted in significant part by acquired entities.
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals, non-objections or regulatory exceptions from the Federal Reserve and other U.S. and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction, or may not approve, or may take substantial time to review, the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. U.S. anti-trust and banking agencies continue to express concerns about the growth of large banking institutions, and competition authorities in many jurisdictions have increased the scrutiny and standards they apply in their review of transactions. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
As an example, after consideration of both regulatory feedback and potential transaction modifications to address that feedback, we determined in November 2022 to no longer pursue our acquisition of the Brown Brothers Harriman’s Investor Services business announced in September 2021. Any failure to complete a transaction presents reputational, counterparty and competitive risks that could affect our business, results of operations and financial condition, potentially materially, and may also challenge our ability to enter into future transactions on terms acceptable to us.
The integration and the retention and development of the benefits of our acquisitions result in risks to our business and other uncertainties.
In recent years, we have undertaken acquisitions, including our 2025 acquisition of PriceStats, our 2024 acquisition of CF Global, our 2021 acquisition of Mercatus and our 2018 acquisition of CRD. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures and the risk of being unable to cross-sell acquired products or services to our existing clients. In particular, some clients, including significant clients, of an acquired business may have the right to transition their business to other providers on short notice for convenience, fiduciary or other reasons and may take the opportunity of the acquisition or market, commercial, relationship, service satisfaction or other developments following the acquisition to terminate, reduce or renegotiate the fees or other terms of our relationship. Any such client losses, reductions or renegotiations likely will reduce the expected benefits of the acquisition, including revenues, cross-selling opportunities and market share, cause impairment of goodwill and other intangibles or result in reputational harm, which effects could be material, and we may not have recourse against the seller of the business or the client. The risk of client loss is even greater where the client is a competitor of ours or has key strategic commercial relationships with our competitors. Acquisitions of Investment Servicing businesses entail information technology systems conversions, which involve operational risks, as well as fiduciary and other risks associated with client retention. Acquisitions of Asset Management businesses similarly involve fiduciary and similar risks associated with client retention, distribution channels and additional servicing opportunities, as well as potential cultural conflicts. Acquisitions of technology firms can involve extensive information technology integration, with associated risk of defects, security breaches and resiliency lapses and product enhancement and development activities, the costs of which can be difficult to estimate, as well as heightened cultural and compliance concerns in integrating an unregulated firm into a bank regulatory environment. Joint ventures involve all of these risks, as well as risks associated with shared control and decision-making (even in majority-owned situations), minority rights and exit rights, which can delay, challenge or foreclose execution on material opportunities or initiatives, create regulatory risks and limit divestment opportunities.
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
State Street Corporation | 24

Our success depends, in large part, on our ability to attract and retain qualified personnel. Competition for labor in most activities in which we engage can be intense, including for both individuals identified as key talent and for other personnel. We may not be able to hire people or retain them, particularly in light of challenges associated with compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that are not applicable to other financial services firms in all jurisdictions or to technology or other firms with which we compete for personnel, generally. This can be particularly constraining when competing for skill sets which are in high demand, such as technology and information security. The unexpected loss of services of personnel in business units, control functions, information technology, operations or other areas could have a material adverse impact on our business and operations because of the loss of skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. These adverse impacts may be exacerbated by increased costs and expenses driven by the competitive labor market in several jurisdictions in which we operate, particularly with regard to the ability to meet compensation and hybrid working expectations. In addition, the loss of personnel, either individually or as a group, could adversely affect our clients’ perception of our ability to continue to manage certain types of investment management or servicing mandates to provide other services to them or to maintain a culture of innovation and proficiency.
Financial Market Risks
Political, geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Domestic or international markets can suffer from substantial volatility, illiquidity, or disruption, particularly as a result of political or geopolitical events, high inflation, slowing economic growth, uncertainty associated with changes in U.S. presidential administrations, concerns related to the U.S. trade policy, federal debt ceiling and monetary policy uncertainty across key central banks. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the United States or in international markets or result in a lack of confidence in the financial stability of major developed or emerging markets, such developments could have an adverse effect on our business, as well as the businesses of our clients and our significant counterparties, and could also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of uncertain market and economic conditions.
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
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in the financial markets, governmental action or monetary policy. For example, among other risks, changes in prevailing interest rates or other market conditions have led, and were they to occur in the future could further lead, to decreases in our NII or to portfolio management decisions resulting in reductions in our capital or liquidity ratios.
State Street Corporation | 25

Our investment securities portfolio represented approximately 29% of our total assets as of December 31, 2025. The gross interest income associated with our investment portfolio represented approximately 17% of our total gross revenue for the year ended December 31, 2025 and has represented as much as 31% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including changes in interest rates, credit spreads, credit performance (including risk of default), and credit ratings, our access to liquidity and foreign exchange markets and mark-to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to our portfolio securities. Uncertain economic and monetary policy environments continue to drive risks for ongoing NII volatility. Managing reinvestment for both higher and lower rate outcomes will continue to be a challenge. Our consolidated financial condition and consolidated results of operations, including our capital ratios and share repurchase program, may differ from or be exacerbated by the effects of changes in interest rates and also may be volatile and difficult to predict, presenting even further challenges. In addition, certain regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of HQLA in our investment portfolio, which generally generate lower rates of return than other investment assets. This has resulted in increased levels of HQLA as a percentage of our investment portfolio and an associated negative impact on our NII and our NIM. As a result, we may not be able to attain our prior historical levels of NII and NIM. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Business in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition, while our loan portfolio represented approximately 13% of our total assets as of December 31, 2025, a smaller percentage relative to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III rule, after-tax changes in the fair value of
AFS investment securities are recognized in AOCI and included in Tier 1 capital. Since loans held for investment are not subject to a fair value accounting framework, changes in the fair value of loans (other than expected credit losses) are not similarly included in the determination of Tier 1 capital under the Basel III rule. Due to this differing treatment, we may experience increased variability in our Tier 1 capital relative to other major financial institutions for which loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours. Additionally, accounting rules may constrain our ability to sell HTM securities, for example to generate liquidity in times of stress or if we are unable to monetize through repurchase agreements or use of the Federal Reserve’s discount window or other federal facilities at which we can pledge securities classified as HTM. Any decision to sell investment securities classified as HTM would likely require us to recognize all HTM securities at fair value, with any difference between amortized cost and fair value recognized in either AOCI (if transferred to AFS classification) or through earnings. Securities classified as AFS that have experienced a reduction in fair value below their amortized cost, reflect our determination, as of the relevant period end, that we did not have the intent to sell, nor was it more likely than not that we will be required to sell, any of those securities. If that determination changes in the future, we could be required to recognize a loss in earnings for the entire difference between fair value and amortized cost of those securities. Potential regulatory changes could also result in a decrease in our ability to include HQLA classified as HTM in our calculation of LCR, which could materially impact the calculation of that ratio.
Additional risks associated with our investment portfolio include:
•Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential MBS, commercial MBS and other ABS, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007 (the 2008 financial crisis). We also hold non-U.S. government securities, non-U.S. MBS and ABS with exposures to European countries, whose sovereign-debt markets have experienced increased stress at times since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Political, geopolitical and economic conditions and developments could adversely
State Street Corporation | 26

affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.” Further, we hold a portfolio of U.S. state and municipal bonds, the value of which may be affected by the budget deficits that a number of states and municipalities currently face, resulting in risks associated with this portfolio.
•Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. In addition, in general, deterioration in credit quality, or changes in management’s expectations regarding repayment timing or in management’s investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in recognition of an allowance for expected credit losses or an impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities. Both AFS and HTM securities in our investment portfolio carry liquidity risk if there is lower demand for either the sale or sale under repurchase agreement of these securities.
•Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated decrease in interest rates, which would negatively affect our investment portfolio reinvestment, NII and NIM, or persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to past ECB monetary policy, including negative interest rates in some jurisdictions. The effect on our NII has been exacerbated by the effects in recent fiscal years of the strong U.S. dollar relative to other currencies, particularly the Euro. If European interest rates remain low or decrease and the U.S. dollar strengthens relative to the Euro, the negative effects on our NII likely will continue or increase. The overall level of NII can also be impacted by the size and mix (i.e., interest bearing vs. non-interest bearing) of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall NII. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in HQLA that have lower yields than other investable assets. See also, “Our business activities expose us to interest rate risk” in this section.
Our business activities expose us to interest rate risk.
In our business activities, we assume interest rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our NII and NIM, and ability to attract deposits from our clients, are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve and ECB, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset and liability management activities and the resulting level of our NII and NIM. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our NII. In addition, our ability to reduce deposit rates in response to declines in prevailing interest rates and other market and related factors is limited by client relationship considerations. The impact of interest rates on our investment portfolio and consolidated financial results, including AOCI, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases. For example, in the first half of 2022 unrealized losses on AFS securities within AOCI, driven by the significant increase in interest rates across the yield curve, contributed to a decrease in CET1 capital. For additional information about the effects on interest rates on our business, refer to the Market Risk Management section, “Asset and Liability
State Street Corporation | 27

Management Activities” in our Management’s Discussion and Analysis in this Form 10-K.
We assume significant credit risk of counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. These credit exposures and concentrations could expose us to financial loss.
The financial markets are characterized by extensive interdependencies among numerous parties, including banks, central banks, broker/dealers, insurance companies and other financial institutions. These financial institutions also include collective investment funds, such as mutual funds, UCITS, private market funds and hedge funds that share these interdependencies. Many financial institutions, including collective investment funds, also hold, or are exposed to, loans, sovereign debt, fixed-income securities, derivatives, counterparty and other forms of credit risk in amounts that are material to their financial condition. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions and collective investment funds, particularly large and complex institutions, sovereign issuers, mutual funds, UCITS, private market funds and hedge funds. Although we have procedures for monitoring both individual and aggregate counterparty risk, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
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
Concentration of counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of financial loss. Changes in market perception of the financial strength of particular financial institutions or sovereign issuers can occur rapidly, are often based on a variety of factors and are difficult to predict.
This was observed during the 2008 financial crisis, when economic, market, political and other factors contributed to the perception of many financial institutions and sovereign issuers as being less credit worthy. This led to credit downgrades of numerous large U.S. and non-U.S. financial institutions and several sovereign issuers (which exposure stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereigns) and substantially reduced value and liquidity in the market for their credit instruments. These or other factors could again contribute to similar consequences or other market risks associated with reduced levels of liquidity. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
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
•Subcustodian risks: With the exception of the United States, Canada, Germany and the United Kingdom, we maintain subcustodian
State Street Corporation | 28

relationships in all jurisdictions in which our clients invest, including emerging and other underdeveloped markets, and markets subject to sanctions. Our use of unaffiliated subcustodians exposes us to operational, reputational and regulatory risk, as we are dependent upon the subcustodians in performing several of our services to clients in those markets. Operational risk includes risks of the legal and regulatory systems and market practices of the jurisdictions in which the subcustodians operate. Our operating model exposes us to risk of unaffiliated subcustodians to a degree greater than some of our competitors who have banking operations in more jurisdictions than we do. The risks of maintaining custody services in such markets are amplified due to evolving regulatory and sanctions requirements with respect to our financial exposures in the event those subcustodians, or we, are unable to return, transfer or reinvest clients’ assets. In some regulatory regimes, such as the European Union’s UCITS V directive, we are subject to requirements that we be responsible for resulting losses suffered by our clients, and we may agree to similar or more stringent standards with clients that are not subject to such regulations. In addition, to the extent we maintain currencies on our consolidated balance sheet (where the client deposit liability is with State Street and State Street, as principal, maintains cash on deposit with a subcustodian or clearing agency) or are subject to regulatory requirements to return assets placed in custody, we are also subject to the risk of credit exposure to such subcustodians and clearing agencies. Depending upon the currency and jurisdiction of the client, a significant portion of our deposit exposure in non-U.S. currencies is recognized on our consolidated balance sheet. In some jurisdictions, such as Russia, sanctions programs or government intervention inhibit our clients’ and our ability to access or transfer cash or securities held for clients through subcustodians and clearing agencies. If such client deposit liabilities are on our consolidated balance sheet, we maintain a corresponding amount of cash on deposit with the subcustodian or clearing agency, which increases our credit exposure to that entity and can accumulate over time based upon distributions on, or other activities related to, our clients’ assets. If the subcustodian or clearing agency were to become insolvent in circumstances not involving expropriation of assets or other circumstances that excuse performance under force majeure or other provisions, the risk of loss on such cash on deposit would be ours rather than the clients. Currently, we hold cash on deposit with our subcustodian and clearing agencies in Russia, which amount is expected to increase materially over time as long as the sanctions and other restrictions remain in effect, and which currently is subject to restrictions on our ability to access such deposits. Our subcustodians are also directly affiliated with or are subsidiaries of large, global financial institutions with whom we have other credit exposures. This credit exposure to these financial institutions or subcustodians can limit the financial relationship we may have with these counterparties and has in the past made, and may in the future make, compliance with specific U.S. regulatory SCCL more challenging. For additional information, see Note 1 to the consolidated financial statements in this Form 10-K.
•Settlement risks: We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to extension of credit and consequent losses in the event of a counterparty breach or an operational error, including the failure to provide credit. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market or with respect to clients protected by sovereign immunity. We are exposed to risk of short-term credit or overdraft of our clients in connection with the process to facilitate settlement of trades and related foreign exchange activities, particularly when contractual settlement has been agreed with our clients. The occurrence of overdrafts at peak volatility could create significant credit exposure to our clients depending upon the value of such clients’ collateral at the time. Our settlement-related activities and obligations are also subject to regulatory risk, including the risk of regulators globally accelerating the timeline to settlement, such
State Street Corporation | 29

as the SEC’s rule to shorten the standard settlement cycle for securities transactions in the United States from trade date plus two business days (T+2) to trade date plus one business day (T+1), which became effective in May 2024. Implementation of similar rules in other jurisdictions presents the risk of non-compliance, as well as careful coordination with and dependencies on other industry participants and additional risks associated with technology development and implementation, change management and operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations.
•Securities lending and repurchase agreement indemnification: On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral posted by the borrower in connection with such transaction. We also lend and borrow securities as principal, and in connection with those transactions receive a security interest in securities held by the borrowers in their securities portfolios and advance cash or securities as collateral to securities lenders. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities or collateral changes, additional collateral is provided by the borrower or a portion of collateral is returned to the borrower. In addition, our agency securities lending clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty’s payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client’s counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.
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
•Stable value arrangements: We enter into stable value wrap derivative contracts with unaffiliated stable value funds that allow a stable value fund to provide book value coverage to its participants. During the 2008 financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio’s market value is less than its book value, potentially exposing us to risk of loss.
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
State Street Corporation | 30

issuing such bonds and contingent liquidity risk.
•Leveraged loans: We invest in leveraged loans, both in the United States and in Europe. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. Our leveraged loans are primarily rated as “sub-investment grade” under our internal risk-rating framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. Over time, our allowance for credit losses related to these loans has increased, and may in the future further increase, through additional provisions for credit losses.
•Commercial real estate: We finance commercial and multi-family properties, which serve as collateral for our loans. Although collateralized, these loans may become under-secured if the value of the collateral was over-estimated or declines. Loan payments are dependent on the successful operation and management of the underlying collateral property to generate sufficient cash flow to repay the loan in a timely fashion. A material decline in real estate markets or economic conditions could negatively impact value or property performance, which could adversely impact timely loan repayment, which may result in increased provision for credit losses on loans, and actual losses, either of which would have an adverse impact on our net income. We have observed these effects in 2025 and 2024, resulting in commercial real estate-related allowance for credit losses of $119 million and $102 million as of December 31, 2025 and 2024, respectively. Were conditions, or our evaluation of conditions, in those or other markets to worsen in 2026 or subsequent years, we could experience similar or more significant effects during those periods.
•Unavailability of netting: We are generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity’s affiliates or across product types is over-collateralized. In some cases, for example in our securities finance and foreign exchange activities, we are able to enter into netting agreements that allow us to net offsetting exposures and payment obligations against one another. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially adverse impact on our regulatory ratios, including LCR, and present increased credit, liquidity, asset and liability management and operational risks, some of which could be material.
Under currently prevailing regulatory restrictions on credit exposure, we are required to limit our exposures to specific issuers or counterparties or groups of counterparties, including financial institutions and sovereign issuers. These credit exposure restrictions have and may further adversely affect certain of our businesses, may require that we expand our credit exposure to a broader range of issuers and counterparties, including issuers and counterparties that represent increased credit risk, may reduce or foreclose our ability to enter into advantageous transactions or ventures with particular counterparties and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including as part of the DFAST process. In addition, we are an adherent to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these factors, several of our activities are particularly sensitive to them including our currency trading business and our securities finance business. For a discussion of regulatory requirements applicable to our counterparty exposures, see “Enhanced Prudential Standards” under “Supervision and Regulation” in Business in this Form 10-K.
Given the limited number of strong counterparties in the current market, we are not able
State Street Corporation | 31

to mitigate all of our and our clients’ counterparty credit risk.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2025, total fee revenue represented approximately 79% of our total revenue. Fee revenue generated by our Investment Servicing and Investment Management businesses is augmented by foreign exchange trading services, securities finance, software and processing fees and other fee revenue. The level of these fees is influenced by several factors, including the mix and volume of our AUC/A and our AUM, the value and type of securities positions held (with respect to AUC/A) and the volume of our clients’ portfolio transactions, and the types of products and services used by our clients. Our fee revenue would be negatively affected, potentially materially, by a decline in the market value of client portfolios resulting from a broad market correction or otherwise, especially in equity markets.
In addition, our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue and have a material adverse effect on our consolidated results of operations. Market influences may also continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, interpretations of those standards, and our own balance sheet management activities, may influence modifications to the way in which we deliver our agency lending or prime services businesses, the volume of our securities lending activity and related revenue and profitability in future periods. Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our FX activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or bid-offer spreads across product mix tend to result in corresponding changes in client-related FX revenue.
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
•meet clients’ demands for return of their deposits;
•extend credit to our clients in connection with our investor services businesses; and
•fund the pool of long- and intermediate-term assets that are included in the investment securities and loan portfolio carried in our consolidated statement of condition.
Because the demand for credit by our clients, particularly settlement-related extensions of credit, is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities and loan portfolios is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. Since the 2008 financial crisis, the level of client deposits held by us has tended to increase during times of market disruption; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid instruments. These levels of excess client deposits, when they manifest, have increased our NII but have adversely affected our NIM. There can be no assurance that client behavior in a market disruption will be similar in the future or that our level of deposit funding will not decrease.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the volume of client settlement-related activities, the interest rates that we are prepared to pay for these deposits, the loss or gain of one or more clients, client interest in reducing non-interest-bearing deposits, the perception of safety of these deposits or short-term
State Street Corporation | 32

obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients’ cash management needs with our economic and regulatory objectives.
The Parent Company is a non-operating holding company and generally maintains only limited cash and other liquid resources at any time primarily to meet anticipated near-term obligations. To effectively manage our liquidity, we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external factors, such as regulatory requirements and standards, including resolution planning and restrictions on dividend distributions, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases or pay interest on debt securities or require us to seek external and potentially more costly capital and impact our liquidity position.
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
The availability and cost of credit in short-term markets are highly dependent on the markets’ perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk, including on an intra-day basis, may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, among other things, our cost of funds may increase, thereby reducing our NII, or we may need to dispose of a portion of our investment securities portfolio, which, depending on market conditions, could result in a loss from such sales of investment securities being recorded in our consolidated statement of income.
Our return of capital to shareholders through common share repurchases and common stock dividends may be variable and is subject to various business and financial factors and regulatory requirements and approvals of our Board of Directors.
Stock purchases under our common share repurchase program may be made using various types of transactions, including open market purchases, accelerated share repurchases or other transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing and amount of any stock purchases and the type of transaction may not be ratable over the duration of the program, may vary from reporting period to reporting period and will depend on several factors, including our capital position and our financial performance, investment opportunities, market conditions, the nature and timing of implementation of revisions to the Basel III framework and the amount of common stock issued as part of employee compensation programs. The common share repurchase program does not have specific price targets and may be suspended at any time. For information regarding our common share repurchases, refer to “Market for Registrant’s Common Equity” included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.
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
We may need to raise additional capital or debt in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures and optimizing capital management.
However, our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of
State Street Corporation | 33

the financial markets and securities law requirements and standards. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital or debt, if needed, on terms acceptable to us. Any diminished ability to raise additional capital or debt, if needed, could adversely affect our business and our ability to implement our business plan, capital plan and strategic goals, including the financing of acquisitions and joint ventures, our efforts to maintain regulatory compliance and optimize our capital management activities.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity position and cause reputational harm.
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. For example, between November 2023 and November 2024, Moody’s Investors Service advised that its outlooks for State Street Bank’s long-term issuer and deposit ratings, and State Street Corporation’s senior unsecured ratings, were negative. We anticipate that the rating agencies will continue to review our ratings regularly based on our consolidated results of operations and developments in our businesses, including regulatory considerations such as resolution planning. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. The current market and regulatory environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in various products.
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
The risk that we may be perceived as less creditworthy than other market participants is higher in market environments, which may have recently experienced and may experience in the future, in which consolidation, and in some instances failure, of financial institutions, including major global financial institutions, resulted in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients’ behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.
Our calculations of credit, market and operational risk exposures, total RWA and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations and assumptions that are subject to change over time, which changes, in addition to our consolidated financial results, could materially impact our risk exposures, our total RWA and our capital ratios from period to period.
To calculate our credit, market and operational risk exposures, our total RWA and our capital ratios for regulatory purposes, the current Basel III rule involves the use of current and historical data, including our own loss data and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment based on, among other factors, our and the financial services industry’s evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended. Collectively, they represent only our estimate of associated risk.
State Street Corporation | 34

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
On July 27, 2023, the U.S. Agencies issued the 2023 Basel III Endgame Proposal and separately the 2023 G-SIB Surcharge Proposal. The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized methodologies for credit risk, operational risk and CVA risk components, and would also replace the existing market risk rule with the new FRTB framework. The 2023 G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in 0.1% increments as opposed to the 0.5% increments that currently apply. Public statements by U.S. banking agency officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. While a re‑proposal is currently expected in March 2026, the timing and content of any potential re-proposal, and the effects on us, remain uncertain at this stage.
For additional information on these requirements, including the 2023 Basel III Endgame Proposal and its potential re-proposal, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Business in this Form 10-K.
Along with the Basel III rule, banking regulators also introduced additional requirements, such as the SLR, LCR and NSFR, each of which presents compliance risks.
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
In implementing various aspects of these capital and liquidity regulations, we are making
State Street Corporation | 35

interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with their expectations regarding the capital rules or the liquidity rules and may require us to take actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies.
Systemic Importance
As a G-SIB, we are generally subject to the most stringent provisions under the Basel III rule. For example, we are subject to the Federal Reserve's rules on the implementation of capital surcharges for U.S. G-SIBs, and on TLAC, LTD and clean holding company requirements for U.S. G-SIBs which we refer to as the “TLAC rule”. For additional information on these requirements, including the 2023 G-SIB Surcharge Proposal and the eSLR Final Rule, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Business in this Form 10-K.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors are not subject to the same additional capital requirements.
Supervisory Stress Testing and Capital Planning
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan and are subject to supervisory stress testing, all as part of the Federal Reserve’s stress testing and capital planning processes. The stress testing and capital planning processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to evaluate our management of capital and the adequacy of our regulatory capital and to determine the SCB that we must maintain above our minimum regulatory capital requirements in order for us to make capital distributions and discretionary bonuses without limitation. The results of the supervisory stress testing process are difficult to predict due to, among other things, the Federal Reserve’s use of proprietary stress models that differ from our internal models. The results of the Federal Reserve’s supervisory stress tests may result in an increase in our SCB requirement. The amounts of the planned capital actions in our capital plan in any year, including stock repurchases and dividends, may be substantially reduced from the amounts included in prior capital plans. These reductions may reflect changes in one or more different factors, including our business prospects and related capital needs, our capital position, proposed acquisitions or other uses of capital, the models used in our capital planning process, the supervisory models used by the Federal Reserve to stress our balance sheet, the Federal Reserve’s hypothetical economic scenarios for the supervisory stress testing process, the Federal Reserve’s stress testing instructions and the Federal Reserve’s supervisory expectations for the capital planning process. Any of these potential events could require us, as applicable, to revise our stress-testing or capital-management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or uses of capital could result in a change in our capital plan and its associated capital actions, and may require us to resubmit our capital plan to the Federal Reserve, which could prompt the Federal Reserve to recalculate our SCB requirement. We are also subject to asset quality reviews and stress testing by the ECB and in the future we may be subject to similar reviews and testing by other regulators.
Our implementation of capital and liquidity requirements may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect and which may adversely affect our consolidated revenues. In the event that our implementation of capital and liquidity requirements under regulatory initiatives, or our current capital structure is determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to repurchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including our SCB requirement. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about the above matters, refer to “Regulatory Capital Adequacy and Liquidity Standards” under “Supervision and Regulation” in Business and “Capital” under “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K.
We face extensive and changing government regulation and supervision in the U.S. and non-U.S. jurisdictions in which we operate, which may increase our costs and expose us to risks related to compliance.
State Street Corporation | 36

Most of our businesses are subject to extensive regulation and supervision by multiple regulatory and supervisory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both inside and outside of the United States. This regulation and supervisory oversight affects, among other things, the scope and nature of our activities and client services, our capital management and deployment, our operational and organizational structures, our ability to fund the operations of our subsidiaries, our lending practices, our common share repurchase actions, our dividend policy, our acquisition activities and strategic relationships, the manner in which we market our services and our interactions with foreign regulatory agencies and officials.
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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, both chambers of which have majority control from the same political party, or the presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions, to expand our business or operate in non-U.S. jurisdictions, or on the U.S.-domestic or global economies or financial markets. Some of the regulations finalized in the prior presidential administration that are applicable to financial institutions have been modified, rescinded or withdrawn or are subject to revaluation, creating further uncertainty.
Moreover, the current presidential administration has made certain changes in the leadership and senior staffs of the federal banking agencies, and may make additional changes in the future. Such changes have impacted and are likely to continue to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted. Although the presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is significant uncertainty regarding the direction this will take, the implementation of new policies and objectives, and the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations. It is possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services firms that are structured differently or serve different or other markets than us.
Furthermore, fiduciary, anti-competitive, voting power, governance, and other concerns with ESG investment strategies, as well as corporate sustainability and diversity, equity and inclusion practices and programs, continue to be the subject of legislative, regulatory and administrative debate globally, particularly at the federal and state level in the United States, the outcomes of which could impact both our investment management business and the clients that we service, as well as our investment servicing activities more broadly and our corporate activities, practices and programs. Additional attention or publicity associated with our investment management business due to this debate may result in additional scrutiny of, and litigation or regulatory enforcement regarding, those or other of our investment management activities or our corporate, investment servicing or other activities, practices or programs.
We expect that our business will remain subject to extensive regulation and supervision. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided under “Supervision and Regulation” in Business in this Form 10-K.
Resolution Planning
We are required to periodically submit a plan for rapid and orderly resolution in the event of material financial distress or failure commonly referred to as a resolution plan or a living will to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-
State Street Corporation | 37

Frank Act. Through resolution planning, we seek, in the event of insolvency, to maintain State Street Bank’s role as a key service provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. Significant management attention and resources are devoted in an effort to meet regulatory expectations with respect to resolution planning.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. Our resolution plan, including our implementation of the SPOE Strategy with a secured support agreement, may result in significant risks, including that: (1) the SPOE Strategy and the obligations under the related secured support agreement may result in the recapitalization of and/or provision of liquidity to State Street Bank and our other material entities and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place; (2) as an expected effect of the SPOE Strategy, together with applicable TLAC regulatory requirements, our losses will be imposed on Parent Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of our losses are imposed on the holders of the debt securities of State Street Bank or certain of the Parent Company’s other operating subsidiaries or any of their depositors or creditors and before U.S. taxpayers are put at risk; (3) there can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the secured support agreement; and (4) there can be no assurance that credit rating agencies, in response to our resolution plan or the secured support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Additional information about the SPOE Strategy, including related risks, is provided under “Recovery and Resolution Planning” in Business in this Form 10-K.
Systemic Importance
Our qualification in the United States as a SIFI, and our designation by the Financial Stability Board as a G-SIB, to which certain regulatory capital surcharges may apply, subjects us to incrementally higher capital and prudential requirements, increased scrutiny of our activities and potential additional regulatory requirements or heightened regulatory expectations as compared to those applicable to some of the financial institutions with which we compete as a custodian or asset manager. This qualification and designation also has significantly increased, and may continue to increase, our expenses associated with regulatory compliance, including personnel and systems, as well as implementation and related costs to enhance our programs.
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations in each of those jurisdictions, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Beyond the risks of non-compliance, these requirements potentially expose us to increased counterparty credit risk and exposures to our clients created due to complications associated with compliance, including country risk, market risk, restrictions on asset transfers and inability to access assets. Further, our global operating model requires that we comply with information security, resiliency and outsourcing oversight requirements, including with respect to affiliated entities, of multiple jurisdictions and enable our clients to comply with information security, resiliency, privacy and outsourcing oversight requirements imposed upon them. Regulatory scrutiny of compliance with these and other laws and regulations is significant and compliance with the regulatory expectations of multiple regulators in a complex and continuously evolving market, technology and threat environment is challenging and also may, in some respects, impede the implementation of our global operating model that is central to both delivery of client service requirements and cost efficiency. We sometimes face inconsistent laws and regulations across the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, hamper our pursuit of a common global operating model or impede our ability to compete effectively with other financial institutions operating in those jurisdictions which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or
State Street Corporation | 38

proposed regulations in the United States could create increased compliance and other costs that would adversely affect our business, operations or profitability. Geopolitical events also have the potential to increase the complexity and cost of regulatory compliance.
In addition to U.S. regulatory initiatives, we are further affected by non-U.S. regulatory initiatives, including the implementation of the Basel prudential framework, the E.U. Digital Operational Resilience Act, the Markets in Crypto-Assets Regulation, Corporate Sustainability Reporting Directive and Sustainable Finance Disclosures Regulation, as well as amendments to the AIFM Directive, the Capital Requirements Directive and other legislation under the E.U. Capital Markets Union Action Plan. Recent, proposed or potential regulations in the United States, the United Kingdom and the European Union with respect to the supervision of digital assets and of climate and environmental risks, short-term wholesale funding, such as repurchase agreements or securities lending, or other non-bank finance activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. Concerns regarding the liquidity and valuation of prime money market funds and similar products, as well as potential related regulation, may adversely impact the cash management products we offer. In addition, anti-competitive, voting power, governance and other concerns with passive investment strategies and large investment managers continue to be the subject of legislative and regulatory debate and activity which could significantly impact both our investment management business and the clients that we service.
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
The evolving regulatory environment, including changes to existing regulations and the introduction of new regulations, may also contribute to decisions we may make to suspend, reduce or withdraw from existing businesses, activities, markets or initiatives. In addition to potential lost revenue associated with any such suspensions, reductions or withdrawals, any such suspensions, reductions or withdrawals may result in significant restructuring or related costs or exposures or may result in inefficiencies or increased costs due to associated changes in our operating model.
If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits, delays, or difficulties in obtaining regulatory approvals or restrictions on our business activities or harm to our reputation, which may significantly and adversely affect our business operations and, in turn, our consolidated results of operations. The willingness of regulatory authorities to impose meaningful sanctions, and the level of fines and penalties imposed in connection with regulatory violations, has increased substantially since the 2008 financial crisis. Regulatory agencies may, at times, limit our ability to disclose their findings, related actions or remedial measures. Similarly, many of our clients are subject to significant regulatory requirements and retain our services in order for us to assist them in complying with those requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs.
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
The businesses in which we operate are highly-regulated and subject to extensive external scrutiny that may be directed generally to participants in the businesses or markets in which we are involved or may be specifically directed at us, including as a result of whistleblower and qui tam claims. In the course of our business, we are frequently subject to various regulatory, governmental and law enforcement inquiries, investigative demands and subpoenas, and from time to time, our clients, or the government on its own behalf or on behalf of our clients or others, make claims and take legal action relating to, among other things, our performance of our fiduciary, contractual, legal or regulatory
State Street Corporation | 39

responsibilities. Often, the announcement of any such matters, or of any settlement of a claim or action, whether it involves us or others in our industry, may spur the initiation of similar claims by other clients or governmental parties. Regulatory authorities have, and are likely to continue to, initiate cross industry reviews when a notable issue is identified at a financial institution. Such inquiries involve costs and management time and may lead to proceedings relating to our own activities.
Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management and lead to unfavorable publicity. Governmental enforcement and litigation matters can involve claims for disgorgement, demands for substantial monetary damages, the imposition of civil or criminal penalties, and the imposition of remedial sanctions or other required changes in our business practices, any of which could result in increased expenses, loss of client demand for our products or services, or harm to our reputation. The exposure associated with any proceedings threatened, commenced or filed against us has in the past and may in the future have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the 2008 financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. For example, in 2021, we paid a $115 million penalty to the office of the United States Attorney for the District of Massachusetts to resolve potential criminal claims arising from the previously disclosed invoicing matter. This and other matters have also resulted in regulatory focus on the manner in which we charge clients and related disclosures. This focus may lead to increased and prolonged governmental inquiries and client, qui tam and whistleblower claims associated with the amount and disclosure of compensation we receive for our products and services.
Moreover, U.S., including federal and state, and certain international governmental authorities have increasingly brought criminal actions against financial institutions, and criminal prosecutors have increasingly sought and obtained criminal guilty pleas, deferred prosecution agreements or other criminal sanctions from financial institutions. For example, in 2017 we entered into a deferred prosecution agreement with the U.S. Department of Justice in connection with the resolution of a transition management matter and in May 2021, we entered into a deferred prosecution agreement with the office of the U.S. Attorney for the District of Massachusetts in connection with the invoicing matter and such agreement could increase the likelihood that governmental authorities will seek criminal sanctions against us in pending proceedings or future litigation legal proceedings. Government authorities may also pursue criminal claims against current or former employees, and these matters can, among other things, involve continuing reputational harm to us. For example, four of our former employees were indicted by U.S. prosecutors on charges of criminal conspiracy in connection with their involvement in the transition management matter. Two of these individuals pled guilty, and a third was convicted in 2018.
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
State Street Corporation | 40

judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the estimate at any time.
Our businesses may be adversely affected by increased and conflicting political and regulatory scrutiny of asset management, stewardship and sustainable investment strategies and services offered in the jurisdictions in which we operate.
Our Investment Management line of business provides investment management strategies and products that may incorporate the consideration of sustainability or ESG factors. For clients and fund investors who want an investment solution that purposefully takes into consideration sustainability or ESG factors, we offer investment funds and strategies that consider sustainability or ESG factors as a component of the investment strategy or index methodology. Where clients have delegated to us authority to vote securities on their behalf at shareholder meetings of the public companies held in their investment portfolios, we take into consideration issues that we believe are relevant to the long-term performance of the companies in which our clients invest which may include, where relevant, sustainability or ESG issues. As part of our asset stewardship program, we regularly engage with representatives of companies held in client portfolios, and these engagements may involve discussion of risks and opportunities relating to sustainability or ESG issues, where relevant and permitted under applicable law. We have also become members of various organizations focused on climate change and other sustainability or ESG issues, in order to participate in industry discussions on these topics, but we remain independent at all times in making investment decisions, developing our proxy voting and engagement policies and voting our clients’ proxies.
Our sustainability- or ESG-related investment management practices, asset stewardship and historical memberships in certain climate-oriented investor groups have become the subject of significant scrutiny by regulatory agencies and government officials. Certain U.S. state and federal officials have suggested that sustainability- or ESG-related investing practices, including memberships in certain climate-oriented investor groups, may result in violations of law – including antitrust laws – and breaches of fiduciary duty. Views on sustainability or ESG practices, particularly those related to climate issues, have also become political issues, which can amplify the reputational risks associated with such allegations. Overall expectations of our stakeholders, including regulators and clients, outside the United States, particularly in Europe, concerning sustainability or ESG issues can be markedly different from expectations in the United States. Given we conduct our asset stewardship activities on a global basis, conflicting U.S. and non-U.S. global expectations complicate our ability to mitigate the risks. We have received information requests from various U.S. state and federal government entities in connection with their investigations of sustainability or ESG investing practices and memberships in certain climate-oriented investor groups and are named as defendants in litigation initiated by several U.S. state Attorneys General alleging violations of antitrust laws in the coal industry. We are, therefore, subject to related risks of non-compliance with relevant legal requirements, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. We also face potential risks associated with the enactment of various U.S. state laws aimed at sustainability- or ESG-related investing practices and proxy voting, which could present conflicting or inconsistent regulatory obligations across U.S. state jurisdictions that are applicable to our management and proxy voting of public client assets in those states. Governmental enforcement action could also spark civil litigation claims by clients and fund shareholders asserting violations of law, fiduciary duties and contractual obligations. Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management. Regulations in other jurisdictions could have similar effects or present conflicting or inconsistent regulatory obligations across jurisdictions. For example, in Europe, we may be subject to potential fines and other regulatory consequences if regulators conclude we are not managing or reducing climate risk consistent with their expectations, not only in our own operations, but also through the vendors we use and, potentially, the clients we service.
U.S. state law and/or political pressure may also prevent governmental clients from using service providers, such as us, either as asset manager or investment servicer, if the legislators or governmental officials in such jurisdictions believe our sustainability- or ESG-related practices are not consistent with requirements under state law or the views of such legislators or officials.
Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients. Moreover, aside from any governmental enforcement or litigation activity directed at us, public criticism levelled at sustainability- or ESG-related investing practices, including memberships in certain climate-oriented investor groups or enforcement or litigation
State Street Corporation | 41

directed at other industry participants, could result in reduced investor demand for sustainability- or ESG-related products, which could in turn negatively affect our assets under management and resulting fee revenues.
As a general matter, large index fund providers, such as State Street Investment Management, have been and are expected to continue to be subject to legislative and regulatory proposals, litigation or investigations from both sides of the political spectrum due to a perception that they exert inappropriate influence over publicly traded companies. Certain U.S. officials have suggested that index fund managers should not be permitted to vote proxies on behalf of index funds, which, if enacted into law, could impact our ability to attract and retain clients.
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
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients’ trade secrets and other confidential information (including client transactional and holdings data and personal data about our clients, our clients’ clients and our employees). Although we are not aware of any material incidents to date, unauthorized access, or failure of our controls with respect to granting access to our systems, or failure of our other data loss prevention controls, have in the past occurred and may in the future occur, resulting in theft, loss, damage to or other misappropriation of such information. Our personnel or our vendors have in the past and may in the future, inadvertently or deliberately, disclose client or other confidential information and our systems or systems of our vendors have in the past or may in the future be inadvertently or deliberately exploited resulting in disclosure of client or other confidential information. Any theft, loss, damage to, other misappropriation or inadvertent disclosure of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs. To the extent any of these events involve personal information, the risks of enhanced regulatory scrutiny and the potential financial liabilities are exacerbated, particularly under data protection regulations such as the GDPR.
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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal and state governments and jurisdictions around the world continue to review and enact proposals to amend tax laws, rules and regulations, including those related to corporate and global minimum taxes, applicable to our businesses that could have a negative impact on our capital or after-tax earnings. In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.
We could face liabilities for withholding and other non-income taxes as a result of tax authority examinations.
In addition to income tax, we are at present, and in the future will be, under audit or other examination, and litigation or other dispute resolution proceedings, with U.S. and non-U.S. tax authorities regarding non-income-based tax matters. Our interpretations or application of tax laws and regulations, including with respect to withholding, transfer, wage, sales, use, stamp, value added, service and other non-income
State Street Corporation | 42

taxes, could differ from that of the relevant governmental taxing authority, or we may experience timing or other compliance deficiencies in connection with our efforts to comply with applicable tax laws and regulations, which could result in the requirement to pay additional taxes, penalties and/or interest, which could be material. Our tax exposure may also be impacted by tax positions taken by our clients and counterparties and by tax positions taken by businesses we acquire.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance, as well as a leading provider of the products and services we offer. Adverse publicity, regulatory actions or fines, litigation, operational failures, loss of client opportunities or market share, the failure to meet client expectations or fiduciary or other obligations or poor financial performance could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, governmental actions and reputational issues in our transition management business in the United Kingdom have adversely affected our transition management revenue and, with criminal convictions or guilty pleas of three of our former employees in 2018 and the deferred prosecution agreement we entered into in early 2017 and the related SEC settlement, these effects have the potential to continue. The client invoicing matter we announced in late 2015, and the related deferred prosecution agreement entered into in May 2021, have had similar effects. For additional information about these matters, see the risk factor “Our businesses may be adversely affected by government enforcement and litigation.”
Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks, regulatory standards and client expectations, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client business practices.
Operational, Cyber and Technology Risks
Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs and reputational damage and impact our ability to conduct our business activities.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions and to maintain that data securely. In recent years, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been the target of certain cyber-attacks, and although we have not to our knowledge suffered a material breach or suspension of our systems, it is possible that we could suffer such a breach or suspension in the future or that we may be unaware of a prior attack. Cyber-threats are sophisticated and continually evolving. We may not implement effective systems and other measures to effectively identify, detect, prevent, mitigate, recover from or remediate all potential cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
A failure to protect the technology infrastructure, systems and information of ours, our clients or others against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our clients and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems have increased and are expected to increase as the risk of cyber-attacks, which is presently elevated due to the current geopolitical environment and global human capital footprint at State Street, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-attacks or for our systems to recover in a manner that does not disrupt our ability to provide services to our clients. The failure to maintain an adequate technology infrastructure and applications with effective cybersecurity controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or
State Street Corporation | 43

impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats.
Our networks, technology systems, facilities and information have suffered and in the future may suffer disruptions or otherwise fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which can adversely affect our ability to process transactions, provide services, maintain systems availability, maintain information security, comply with internal controls or regulations or otherwise appropriately conduct our business activities. For example, in addition to cyber-attacks, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, natural disasters, or employee or contractor error or malfeasance. Threat actors may also attempt to place individuals within State Street or fraudulently induce employees, vendors, clients or other users of our systems to disclose sensitive information in order to gain access to our systems or data or that of our clients or other parties. Any such disruptions or failures may require us, among other things, to reconstruct lost data (which may not be possible), reimburse our clients’ costs associated with such disruption or failure, result in loss of client business or damage our information technology infrastructure or those of our clients or other parties. While we have not in the past suffered material harm or adverse effects from such disruptions or failures, we may not successfully prevent, respond to or recover from such disruptions or failures in the future, and any such disruption or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses, potentially materially.
The third parties with which we do business, which facilitate our business activities, to whom we outsource operations or other activities, from whom we receive products or services or with whom we otherwise engage or interact, including financial intermediaries, and technology infrastructure and technology service providers, such as cloud services and software-as-a-service providers, are also susceptible to the foregoing risks (including the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities have been and may in the future be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business. For some of these third parties with which we do business, some of whom provide material services to us, there are few or no viable alternative providers, and we therefore face transition risks to either change to a new external provider (which may be a current alternative provider), if available with sufficient capacity and on terms acceptable to us, or to internalize the service or technology, in the event the third party is unable to resume the provision of services or technology on substantially the same basis as prior to the relevant incident. These transition risks include out-of-pocket costs, client loss, regulatory scrutiny and reputational harm, any of which could be material.
In particular, we, like other financial services firms, will continue to face increasing cyber-threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, ransomware, hacker attacks, limited availability of services, unauthorized access, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. These and similar types of threats are occurring globally with greater frequency and intensity, and we may not anticipate or implement effective preventative measures against, or identify and detect one or more, such threats, particularly because the techniques used change frequently or may not be recognized until after they are launched. Our status as a G-SIB likely increases the risk that we are the target of such cyber-attacks. In addition, some of our service offerings, such as data warehousing, may also increase the risk that we are, and the consequences of being, targeted. We may be required to expend significant additional resources to investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats. We therefore could experience significant related costs and legal and financial exposures, including lost or constrained ability to provide our services or maintain systems availability for clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
Due to our dependence on technology and the important role it plays in our business operations, we are attempting to improve and update our information technology infrastructure, among other things: (1) as some of our systems are approaching the end of their useful life, are redundant or do not share data without reconciliation; (2) to be more efficient, meet increasing client and regulatory security, resiliency and other expectations and support opportunities of growth; and (3) to enhance resiliency and maintain business continuity. Updating these systems involves
State Street Corporation | 44

material costs and often involves implementation, integration and security risks, including risks that we may not adequately anticipate or meet the market or technological trends, regulatory expectations or client needs or experience unexpected challenges that could cause financial, reputational and operational harm. Failing to properly respond to and invest in changes and advancements in technology can limit our ability to attract and retain clients, prevent us from offering similar products and services as those offered by our competitors, impair our ability to maintain continuous operations, inhibit our ability to meet regulatory requirements and subject us to regulatory inquiries, the result of which could be significant costs and penalties or limitations on our business activities.
Our business may be negatively affected by risks associated with strategic initiatives we are employing to enhance the effectiveness and efficiency of our operations and of our cybersecurity and technology infrastructure.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Strategic initiatives that we are currently developing or executing against include cost initiatives, enhancements and efficiencies to our operational processes, improvements to existing and new service offerings and enhancements to existing and development of new information technology and other systems. Implementing strategic programs and creating cost efficiencies involves certain strategic, technological, operational and regulatory risks. Many features of our present initiatives include investment in systems integration and new technologies and also the development of new, and the evolution of existing, methods and tools, including the introduction and deployment of artificial intelligence, to accelerate the pace of innovation, the introduction of new services and enhancements to the resiliency of our systems and operations. These initiatives also may fail to meet increasing regulatory and client expectations, may take longer than anticipated to implement and may result in increases in operating losses, inadvertent data disclosures or other operating errors, as well as the risk of breaching third party intellectual property, privacy or other rights. Further, savings achieved as a result of operational, systems or other business process or organizational initiatives may not persist for the anticipated periods. We may not have sufficient resources to complete all of the systems development or projects that might enhance our product capabilities, resiliency of our operations or cost initiatives and, consequently, management makes judgments as to the priority to give to competing initiatives. In implementing these programs, we have material dependencies on third parties with contractual limits on their responsibilities to us. The transition to new operating processes and cybersecurity or technology infrastructure may also cause disruptions in our relationships with clients and employees or loss of institutional understanding and may present other unanticipated technical or operational hurdles. In addition, the relocation to or expansion of servicing activities and other operations in different geographic regions or vendors may entail client, regulatory and other third party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. All of these programs involve the risks of delay cost over-runs, and legacy systems may present vulnerabilities during transition periods, increasing exposure to outages, security incidents or other operational errors. As a result of the above, we may not achieve some or all of the anticipated cost savings, process improvements, compliance or other benefits and may experience unanticipated challenges from clients, regulators or other parties or reputational harm. Further, some new products and services may quickly be superseded in the marketplace, after significant investment by us, by more effective innovative technologies or solutions to which we may not have access. In addition, some systems development initiatives may not have access to significant resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation and marketplace demands, to enhance security and resiliency and decommission obsolete technologies, to permit us to optimize our use of capital or to reduce the risk of operating error. In addition, the implementation of complex products and services, such as State Street Alpha, wealth services, digital investment servicing or incorporating artificial intelligence, agentic artificial intelligence, blockchain and emerging quantum computing technologies requires substantial systems development and expense. These technologies introduce additional risks, including potential vulnerabilities in cryptographic protocols, interoperability challenges, and accelerated obsolescence of existing security frameworks. We may not have the resources to pursue all of these objectives simultaneously or to mitigate the risk associated with rapid technological change.
Our risk management framework, models and processes may not be effective in identifying or mitigating risk and reducing the potential for related losses, and a failure or circumvention of our controls and procedures, or errors or delays in our operational and transaction processing, or those of third parties, could have an adverse effect on our business, financial condition, operating results and reputation.
We have in the past failed and may in the future fail to identify and manage risks related to a variety of
State Street Corporation | 45

aspects of our business, including operational risk and resiliency, information technology risk, cybersecurity, interest rate risk, foreign exchange risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various risk frameworks, controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those frameworks, controls, procedures, policies and systems are or will be adequate to identify and mitigate internal and external risks, including risks related to third-party service providers, in our various businesses and corporate functions. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or to us, such as consciously circumventing established control mechanisms, for example to exceed trading or investment management limitations, commit fraud or improperly sell products or services to clients, is particularly challenging to manage through a risk framework, controls or other measures. In addition, we are subject to increasing resiliency risk and client and regulatory expectations, requiring continuous reinvestment, enhancement and improvement in and of our information technology and operational infrastructure, controls, security and personnel which may not be effectively or timely deployed or integrated. Moreover, the financial and reputational impact of control or conduct failures can be significant. Transitions to new or evolving operational systems or processes or to new technologies, and the introduction of new products and services client types or jurisdictions, can exacerbate these risks. Persistent or repeated issues with respect to controls, information technology and resiliency or individual conduct have raised and may in the future raise concerns among regulators regarding our culture, governance and control environment. There can be no assurance that our efforts to address such risks will be effective. While we seek to effectively manage risks and their adverse impacts to our business, financial condition, operating results and reputation, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
In addition, our businesses and the markets in which we operate are continuously evolving. We will need to make additional investments to develop an appropriate operational infrastructure and to enhance our risk management frameworks and capabilities to support our businesses through their evolution, which may increase the operating expenses of such businesses. Moreover, we may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. To the extent that our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, technology and cybersecurity developments, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations, and subject to regulatory inquiry or action against us.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services that expose us to operational risk and potential loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the policies, procedures and controls we have established to, among other things, manage operational, cyber, and technology risks, will fail or be inadequate, in whole or in part, to mitigate risk and may become outdated. Additionally, several of our processes for specific clients, often large clients with a high volume and large magnitude of transactions and activities, are bespoke and require additional attention, oversight and controls which involve an enhanced risk of episodic or continued failure as well as additional costs. Given the volume and magnitude of transactions we process on a daily basis, and our overall AUC/A and AUM, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. In addition to the financial losses associated with operational errors, these errors present the risk of client dissatisfaction and loss and reputational risk.
We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our clients, vendors and counterparties could suffer from such events. Some of the vendors on which we rely, including cloud service providers, are large, well known and used by many other major financial and other institutions, which increases the risk that they will be targeted by malefactors. Should these events affect us, or the clients, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected.
State Street Corporation | 46

When we record balance sheet accruals for probable and estimable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any accruals we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which could have a material adverse effect on our consolidated results of operations.
Outsourcing of work to global hub locations may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We manage our operations and expenses across a global model, which may include migrating certain business processes and business support functions to emerging market-based geographic hub locations, such as India, Poland and China, and by outsourcing to vendors and joint ventures in various jurisdictions. This effort, which includes our recent consolidation of our joint ventures in India, exposes us to the risk that we may not effectively transition the relevant processes and activities, and that we may not maintain service quality, control and effective management or business resiliency within these operations during and after transitions. These migrations also involve risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of outsourcing providers, joint ventures and other third parties. Our geographic footprint also exposes us to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations, particularly in locations where we have a concentration of our operational activities, such as India, Poland and China. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. Given changes in client perception of geopolitical risk, clients may question or object to some or many of our services for them being conducted in particular jurisdictions. During periods of transition of operations, either directly or via changes in ownership, greater operational risk and client concerns exist with respect to maintaining a high level of service delivery and business continuity. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues, including with respect to data use, storage and security. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, which may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcing may diminish over time or could be offset in the event that the United States or other jurisdictions impose tax, trade barrier or other measures which seek to discourage the use of lower cost jurisdictions.
Long-term contracts expose us to increased operational risk, pricing and performance risk.
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
The profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner, control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in or inaccurate projections of the assets under the clients’ management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross-sell additional services to these clients, and we may be unable to do so. In addition, such contracts may permit early termination or reduction in services in the event that certain service levels are not met, which termination or service reduction may result in loss of up-front investment in onboarding the client.
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
State Street Corporation | 47

The quantitative models we use to manage our business may contain errors that result in inadequate risk assessments, inaccurate valuations or poor business and risk management decisions, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm.
We use quantitative models to help manage many different aspects of our businesses. As inputs to our overall assessment of capital adequacy, outputs of models are used to measure the amount of credit risk, market risk and operational risk we face. We also use models for interest rate risk management and liquidity planning. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, investment, credit underwriting, hedging, asset and liability management and whether to change business strategy. We also use artificial intelligence, generative artificial intelligence and machine learning models to automate or enhance certain business processes. Weaknesses in the underlying model including input data, assumptions, parameters, or implementation, as well as inappropriate model use, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our model risk management practices pose an ongoing risk to us.
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
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means in all of the jurisdictions in which we operate or market our products and services, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others’ advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties, including clients or service providers with whom we may engage in the development or implementation of other products, services or solutions or to whose information we may have access for limited permitted purposes but with whom we also compete. The risk of such infringement is enhanced in the current competitive “Fintech” environment, particularly with respect to our development of new products and services containing significant technology elements and dependencies, any of which could become the subject of an infringement claim. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services.
Our reputation and business prospects may be damaged if investors in the collective investment pools we sponsor or manage incur substantial losses in these investment pools or are restricted in redeeming their interests in these investment pools.
We manage assets on behalf of clients in several forms, including in collective investment pools, money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. Our management of collective investment pools exposes us to reputational risk and operational losses. If investors incur substantial investment losses in these pools, receive redemptions as in-kind distributions rather than in cash, or experience significant under-
State Street Corporation | 48

performance relative to the market or our competitors’ products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate.
Within our Investment Management business, we manage investment pools, such as mutual funds exchange traded funds and collective investment funds, that generally offer investors the ability to redeem their investments on relatively short notice, in many cases daily. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of investors in such investment pools and regulatory requirements. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in certain money market funds and other products designed to maintain a constant net asset value of $1.00. In the past, we have imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds’ assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds’ net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition. We have also in the past continued to process purchase and redemption of units of investment products designed to maintain a constant net asset value at $1.00 although the fair market value of the fund’s assets were less than $1.00. If in the future we were to continue to process purchases and redemptions from such products at $1.00 when the fair market value of our collateral pools’ assets is less than $1.00, we could be exposed to significant liability and our reputation could be harmed.
If higher than normal demands for liquidity from investors were to occur, managing the liquidity requirements of our collective investment pools could become more difficult. If such liquidity problems were to recur, our relationships with our clients and reputation with investors more generally may be adversely affected, and, we could, in certain circumstances, be required to consolidate the investment pools into our consolidated statement of condition, levels of redemption activity could increase, and our consolidated results of operations and business prospects could be adversely affected. In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at fair market value, if at all, may then be difficult.
Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity or other demands of the investors in such investment pools. Any decision by us to provide financial support to an investment pool to support our reputation in circumstances where we are not statutorily or contractually obligated to do so could result in the recognition of significant losses, could adversely affect the regulatory view of our capital levels or plans and could, in some cases, require us to consolidate the investment pools into our consolidated statement of condition. Any failure of the pools to meet redemption requests, or under-performance of our pools relative to similar products offered by our competitors, could harm our business and our reputation.
We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through State Street Investment Management. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by U.S. GAAP, and if we are deemed to be the primary beneficiary of these funds, we may be required to consolidate these funds in our consolidated financial statements under U.S. GAAP. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
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
State Street Corporation | 49

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
Climate change may increase the frequency and severity of major weather events, and measures to transition to a low carbon economy may drive regulatory and business model change that could adversely affect our business operations and resiliency, our clients, our counterparties or other financial market participants and could adversely affect our consolidated results of operations and financial condition.
Our businesses and the activities of our clients, our counterparties and financial market participants on which we and they rely could be adversely affected by major weather events, changing climate patterns or other disruptions caused by climate change affecting the regions, countries and locations in which we or they have operations or other interests. Potential events or disruptions of this nature include significant rainfall, flooding, wildfires, drought, rising sea levels and a rising heat index. These events or disruptions, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities. The occurrence of one or more of these events may negatively affect our clients’, our counterparties’ or financial markets participants’ (including providers of financial market infrastructure) facilities, operations or personnel or may otherwise disrupt our or their business activities and resiliency capabilities, including our or their provision of products and services or the value of our or their portfolio investments, perhaps materially. These consequences, including a potential reduction in asset values affecting the levels of our AUC/A or AUM and repricing of credit risk of our counterparties or reflected in our portfolio assets, could adversely affect our results of operations or financial condition.
In addition, impacts associated with a climate transition, including climate change-related legislative and regulatory initiatives and expectations, retrofitting of assets, purchasing carbon credits or paying carbon taxes, may result in operational changes and additional expenditures that could adversely affect us, perhaps materially. Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with a climate transition, including through the development and marketing of effective and competitive new products and services designed to address our clients’ climate risk or transition-related needs. These risks may include negative market perception, diminished sales effectiveness, and reputational, regulatory and litigation consequences associated with “greenwashing” claims or driven by association with clients, industries or products that may be inconsistent with our stated positions on climate change issues.
Disclosure requirements and expectations related to sustainability or ESG are evolving and may diverge across jurisdictions. Our inability to meet these requirements or to provide related information to clients facing similar requirements could cause regulatory or reputational harm and affect our ability to attract and retain clients.
Requirements and expectations related to sustainability or ESG disclosures continue to evolve, with requirements increasing in some jurisdictions, particularly in Europe. These requirements are distinct from typical financial reporting constructs given their focus on future sustainability- or ESG-related metrics or targets, and require distinct strategies and governance to achieve. Additionally, sustainability- or ESG-related disclosure requirements may use different definitions of materiality than those used for financial statement disclosures, including a focus on so-called “double materiality”, which may evaluate a sustainability or ESG matter as material, regardless of its financial materiality to State Street, based on the potential societal impact of the matter.
Given evolving requirements and the associated standards, methodologies, processes, and controls related to sustainability- and ESG-related disclosures which may impact State Street or its clients, diverging requirements across jurisdictions, and distinct definitions and standards for materiality which could result in conflicting disclosures across frameworks, we may fail to make, or make incorrect or incomplete, disclosures which may result in regulatory or reputational consequences or which may directly or indirectly impact our ability to attract and retain clients.
We may incur losses or face negative impacts on our business and operations as a result of unforeseen events, including terrorist attacks, geopolitical events, acute or chronic physical risk events, natural disasters, pandemics, global conflicts or a banking crisis which may have a negative impact on our business and operations.
Acts of terrorism, natural disasters or the emergence of a new pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from
State Street Corporation | 50

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
State Street Corporation | 51

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity risk is an integral part of our enterprise risk management and is managed as part of our overall information technology risk under the direction of our Chief Information Security Officer (CISO). Our CISO is an executive vice president at State Street and is responsible for our overall information security program.
Before joining State Street, our CISO worked at a global information technology firm for more than 10 years, holding various positions, including senior vice president and chief security officer, and, prior to that, chief information security officer for that firm’s software division. Earlier on, she held leadership and general manager roles at an information management firm and an information security firm, each based in both the United States and Europe. She has worked with the World Economic Forum as a member of their Global Future Council on Cybersecurity. She holds a Doctor of Philosophy in information security and a Bachelor of Science in computer science.
We recognize the significance of cyber-attacks and take steps to mitigate the risks associated with them. We invest in building and maintaining a mature cybersecurity program to leverage people, technology and processes to protect our systems and the data in our care. We have also implemented a program to help us better measure and manage cybersecurity risk, including those risks we face when we engage third parties for products and services.
We design our information and systems access restrictions referencing the National Institute of Standards and Technology 800-53R5 and NIST CSF 2.0 Framework and use the supplemental requirements as implementation guidance. Our information security policies and standards are reviewed and updated for new regulatory changes and/or mandates. These standards are applicable to all corporate functions, business units, subsidiaries and controlled affiliates across the enterprise. Annual audits are conducted by internal and external parties to measure compliance and adherence to the standards.
All employees and third parties that have access to our systems or networks are required to adhere to our cybersecurity policy and standards. Our centralized information security group provides education and training. This training includes a required annual online training class for all employees and third parties that have access to our systems or networks, multiple simulated phishing attacks and regular information security awareness materials. Every employee and contractor has a defined role in protecting systems and information of State Street, our clients and others. They are responsible for complying with the information security program, reporting suspected violations and threats, and protecting the confidentiality of information assets of us, our clients and others at all times.
We employ Information Security Officers to help the business better understand and manage their information security risks, as well as to work with the centralized Global Cybersecurity team to drive awareness and compliance throughout the business.
We use independent third parties to perform ethical hacks of key systems and penetration tests of our network and certain applications to help us better understand the effectiveness of our controls and to implement more effective controls, and we engage with third parties to conduct reviews of our overall program to help us better align our cybersecurity program with what is required of a large financial services organization.
We have an incident response program in place that is designed to enable a coordinated response to mitigate the impact of cyber-attacks, recover from the attack and to drive the appropriate level of communication to internal and external stakeholders, including timely reporting of material incidents in accordance with SEC rules.
The TORC, an executive management committee, assesses and manages the effectiveness of our cybersecurity program, which is overseen by the TOPS of our Board. The TOPS receives regular cybersecurity updates throughout the year and is responsible for reviewing and approving the cybersecurity policy on an annual basis. We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
Additional information about our risk management governance and structure, including enterprise risk management, as well as information technology specific risk management and governance, is provided under the “Governance and Structure” and “Information Technology Risk Management” sections of Risk Management included in Item 7, Management’s Discussion and Analysis in this Form 10-K.
State Street Corporation | 52

ITEM 2. PROPERTIES
As of December 31, 2025 and 2024, we occupied a total of approximately 5.5 million and 5.7 million square feet, respectively, of office space, data centers and related facilities worldwide, of which approximately 4.7 million and 4.9 million square feet, respectively, were leased. Our headquarters is located at One Congress Street, Boston, Massachusetts. Various divisions of our two lines of business as well as support functions occupy approximately 517 thousand square feet leased in this building, which is a non-cancellable lease that expires in August 2038. An additional approximate 1.1 million square feet is occupied in Eastern Massachusetts of which approximately 720 thousand square feet is owned. Outside the United States, we also occupy other principal leased space to support our operations in Europe, the Middle East and Africa, including Poland, United Kingdom, Ireland, Germany and Luxembourg, and in Asia-Pacific, including India and China. The following table provides information regarding our principal office space, data centers and related facilities by region as of December 31, 2025:

	Number of locations			Approximate Square Footage (in millions)
	Owned	Leased	Total	Owned	Leased	Total
Americas	1	33	34	0.7	1.5	2.2
Europe/Middle East/Africa	1	32	33	0.1	1.1	1.2
Asia/Pacific	—	34	34	—	2.1	2.1
Total	2	99	101	0.8	4.7	5.5
We believe that our owned and leased facilities globally are suitable and adequate for our business needs. We do not delineate our facilities by line of business as they are occupied by both. Additional information about our occupancy costs, including commitments under non-cancellable leases, is provided in Note 20 to the consolidated financial statements included under Item 8 in this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided under “Legal and Regulatory Matters” in Note 13 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
State Street Corporation | 53

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table presents certain information with respect to each of our executive officers as of February 19, 2026.

Name	Age	Position
Ronald P. O’Hanley	69	Chairman, Chief Executive Officer and President
Joerg Ambrosius	55	Executive Vice President and President of Investment Services
Kathryn M. Horgan	60	Executive Vice President and Chief Human Resources and Citizenship Officer
Bradford Hu	62	Executive Vice President and Chief Risk Officer
Yie-Hsin Hung	63	President and Chief Executive Officer, State Street Investment Management
John Plansky	61	Executive Vice President and Head of Wealth Services
Michael L. Richards	67	Executive Vice President and Senior Advisor
Elizabeth Schaefer	51	Senior Vice President and Chief Accounting Officer and Interim Controller
Mark Shelton	58	Executive Vice President, General Counsel and Secretary
Mostapha Tahiri	51	Executive Vice President and Chief Operating Officer
John F. Woods	61	Executive Vice President and Chief Financial Officer
All executive officers are appointed by the Board of Directors and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
Mr. O’Hanley joined State Street in April 2015 and since January 1, 2020 has served as the Chairman of the Board and Chief Executive Officer, reassuming the additional role of President effective January 1, 2024. Prior to this role Mr. O’Hanley served as President and Chief Executive Officer from January 2019 to December 2020, as President and Chief Operating Officer from November 2017 to December 2018 and as Vice Chairman from January 1, 2017 to November 2017. He served as the Chief Executive Officer and President of State Street Investment Management, the investment management arm of State Street Corporation, from April 2015 to November 2017. Prior to joining State Street, Mr. O’Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O’Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as president and chief executive officer of BNY Asset Management in Boston from 2007 to 2010.
Mr. Ambrosius joined State Street in June 2001 and has served as Executive Vice President and President of Investment Services since December
2024. He had previously served as Chief Commercial Officer and Head of State Street’s European business beginning in October 2022. Prior to that role, he served as Executive Vice President and Head of the European Business from June 2019 to July 2023 and as Senior Vice President and Head of Global Securities Services Europe from June 2016 to June 2019. Mr. Ambrosius has also held several other senior leadership positions during his over 20 years with State Street. Prior to State Street, Mr. Ambrosius held Vice President positions at Deutsche Bank, a global financial services company.
Ms. Horgan joined State Street in April 2009 and has served as Executive Vice President and Chief Human Resources and Citizenship Officer since March 2017. Prior to this role, she served as Chief Operating Officer for State Street’s Global Human Resources division from 2011 to March 2017 and since 2012 has served as an Executive Vice President. Prior to 2011, Ms. Horgan served as the Senior Vice President of Human Resources for State Street Investment Management. Before joining State Street, Ms. Horgan was the Executive Vice President of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
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
Ms. Hung joined State Street in December 2022 as President and Chief Executive Officer of State Street Investment Management. In addition, since February 2024 she has served as co-head of Corporate Strategy and Marketing and since October 2025 oversees the State Street Markets business. Prior to joining State Street, Ms. Hung served as Chief Executive Officer of New York Life Investment Management (NYLIM), a global investment management business that provides a broad range of fixed income, alternatives, and equity capabilities, from April 2015 to October 2022. Prior to joining NYLIM in 2010, Ms. Hung held a number of leadership positions at Bridgewater Associates and Morgan Stanley.
Mr. Plansky joined State Street in January 2017 as head of State Street Global Exchange and since December 2024 has served as Executive Vice President and Head of Wealth Services. Prior to that
State Street Corporation | 54

role, Mr. Plansky served as Executive Vice President and Head of State Street Alpha from December 2020 to December 2024 and as Chief Executive Officer of CRD from October 2018 to December 2020. Before joining State Street, Mr. Plansky led the U.S. Strategy business and U.S. Global Platforms business for PricewaterhouseCoopers, an international professional services firm, from April 2014 to November 2016. Prior to the acquisition of Booz & Co. by PricewaterhouseCoopers, he was a senior partner at Booz & Co. leading the technology practice and serving as a senior advisor to global financial institutions.
Mr. Richards joined State Street in 2014 and has served as Executive Vice President and Senior Advisor to the Chief Executive Officer and Executive Committee since March 2024, rejoining our Executive Committee in March 2025. From April 2020 to March 2024, he served as Executive Vice President and Chief Administrative Officer. Prior to that role, Mr. Richards served as Executive Vice President and General Auditor from June 2014 to April 2020. Before joining State Street, Mr. Richards was a partner at Ernst & Young and was responsible for managing their Banking Capital Markets practice in the United States.
Ms. Schaefer joined State Street in 2014 and has served as Senior Vice President and Chief Accounting Officer since June 2024 and also as Interim Controller since September 2025. Prior to this role, she served as State Street’s Senior Vice President and Deputy Controller from July 2016 to June 2024. Ms. Schaefer served as State Street’s interim Chief Accounting Officer from September 2017 to May 2018. From 2014 to July 2016, Ms. Schaefer served as State Street’s Director of SEC Reporting, Accounting Policy & Regulatory Compliance. Prior to joining State Street, she served in various roles at American Express Company, a global services company whose principal products and services are charge and credit card products and travel-related services, including from August 2012 to December 2014, senior roles within the Controllership organization. Prior to that, Ms. Schaefer was a Director in the Global Capital Markets Group at PricewaterhouseCoopers LLP.
Mr. Shelton joined State Street in December 2023 as Executive Vice President and has served as Executive Vice President, General Counsel and Secretary since January 2024. Prior to this role, he served as General Counsel for Corporate International Business and Corporate and International Americas of Barclays Bank PLC (Barclays), a global financial services company, from July 2016 to November 2023 and before that he served as Barclays’ Global and Regional General Counsel for the Americas from March 2015 to June 2016. Prior to joining Barclays Bank PLC, Mr. Shelton served as Partner in the Financial Institutions Group of Gibson, Dunn & Crutcher LLP, an international law firm, from February 2014 to February 2015. Before joining Gibson, Dunn & Crutcher, he served as Global Head of Investigations of UBS, a global financial services company, from 2011 to January 2014 and as Americas General Counsel from 2009 to 2011. Mr. Shelton, also held several other senior positions during his nearly 11-year tenure with UBS. Prior to joining UBS in 2003, Mr. Shelton served as Partner at Wilmer Cutler Pickering LLP, an international law firm, from 1997 to 2003.
Mr. Tahiri joined State Street in September 2020 as Executive Vice President and Head of Asia Pacific and has served as Executive Vice President and Chief Operating Officer since January 2024. Prior to that, Mr. Tahiri served in an expanded role as Executive Vice President and Head of Asia Pacific, the Middle East, and Africa from April 2023 to December 2023. Before joining State Street, Mr. Tahiri served as Head of Asia Pacific for BNP Paribas Securities Services, a multi-asset servicing specialist (BNP Paribas), where he was also a member of the Executive Committee from February 2019 to August 2020. Prior to this role, he served as Head of Institutional Investors & Digital Transformation, Asia Pacific, of BNP Paribus, from October 2017 to January 2019 and as CEO BNP Paribas Securities Singapore & Head of Southeast Asia from September 2013 to June 2018. He also held several other leadership positions during his tenure with BNP Paribas Securities that started in February 2002.
Mr. Woods joined State Street in August 2025 as Executive Vice President and Chief Financial Officer. Prior to joining State Street, Mr. Woods served as Chief Financial Officer of Citizens Financial Group, Inc. (Citizens), a financial services and retail banking firm, from March 2017 to August 2025, and as Citizens’ Vice Chair from February 2019 to August 2025. Before joining Citizens, Mr. Woods spent several years at Mitsubishi UFJ Financial Group (MUFG) in a variety of finance leadership roles, including as CFO of MUFG Americas Holdings Corporation. Mr. Woods also held leadership roles at other large financial institutions, including CFO of Home Lending at JPMorgan Chase & Co. He began his career at Arthur Andersen, where he was a partner in the financial consulting group.
State Street Corporation | 55

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 1,784 shareholders of record as of January 30, 2026.
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). During 2025, we repurchased $1.2 billion of our common stock and since its inception we have repurchased an aggregate of $2.50 billion of our common stock under the 2024 Program through December 31, 2025. This program has no set expiration date.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended December 31, 2025.

(Dollars in millions except per share amounts; shares in thousands)	Total Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program(1)
Period:
October 1 - October 31, 2025	3,019	$115.93	3,019	$2,550
November 1 - November 30, 2025	—	—	—	2,550
December 1 - December 31, 2025	388	129.03	388	2,500
Total	3,407	$117.42	3,407	$2,500

(1) As of December 31, 2025, approximately $2.5 billion was remaining under the 2024 share repurchase authorization.
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
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under “Capital” in “Financial Condition” in our Management’s Discussion and Analysis and in Note 15 to the consolidated financial statements in this Form 10-K.
RELATED STOCKHOLDER MATTERS
As a bank holding company, our Parent Company is a legal entity separate and distinct from its principal banking subsidiary, State Street Bank, and its non-banking subsidiaries. The right of the Parent Company to participate as a shareholder in any distribution of assets of State Street Bank upon its liquidation, reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased, securities sold under repurchase agreements and deposit liabilities.
Payment of dividends by State Street Bank is subject to the provisions of the Massachusetts banking law, which provide that State Street Bank’s Board of Directors may declare, from State Street Bank’s “net profits,” as defined below, cash dividends annually, semi-annually or quarterly (but not more frequently) and can declare non-cash dividends at any time. Under Massachusetts banking law, for purposes of determining the amount of cash dividends that are payable by State Street Bank, “net profits” is defined as an amount equal to the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
State Street Corporation | 56

No dividends may be declared, credited or paid so long as there is any impairment of State Street Bank’s capital stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared by State Street Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock.
Under Federal Reserve regulations, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank’s Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” for the preceding two calendar years. For these purposes, “retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank’s net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank’s net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two-year period and by any required transfers to surplus or to a fund for the retirement of preferred stock.
Prior Federal Reserve approval also must be obtained if a proposed dividend would exceed State Street Bank’s “undivided profits” (retained earnings) as reported in its Call Reports. State Street Bank may include in its undivided profits amounts contained in its surplus account, if the amounts reflect transfers of undivided profits made in prior periods and if the Federal Reserve’s approval for the transfer back to undivided profits has been obtained.
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
For a discussion of the role of the Federal Reserve and its regulations in connection with the Parent Company’s capital planning and dividend practices, see “Capital Planning, Stress Tests and Dividends” in “Supervision and Regulation” in “Item 1. Business”. Information about dividends declared by our Parent Company and dividends from our subsidiary banks is provided under “Capital” in “Financial Condition” in our Management’s Discussion and Analysis, and in Note 15 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Capital Planning, Stress Tests and Dividends” in “Supervision and Regulation” in Business in this Form 10-K and the risk factor “Our business and capital-related activities, including our ability to return capital to shareholders and repurchase our capital stock, may be adversely affected by our implementation of regulatory capital and liquidity standards that we must meet or as a result of regulatory capital stress testing” in Risk Factors in this Form 10-K.
Information about our equity compensation plans is provided in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and in Note 18 to the consolidated financial statements in this Form 10-K, and is incorporated herein by reference.
State Street Corporation | 57

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph below presents the cumulative total shareholder return on our common stock as compared to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Direct Peer Group over a five-year period. The cumulative total shareholder return assumes the investment of $100 in our common stock and in each index on December 31, 2020 and reinvestment of common stock dividends.
•The KBW Bank Index is a modified cap-weighted index consisting of 24 exchange-listed stocks, representing national money center banks and leading regional institutions, and is our primary comparator group index.
•The Direct Peer Group is composed of The Bank of New York Mellon Corporation and Northern Trust Corporation.

	2020	2021	2022	2023	2024	2025
State Street Corporation	$100	$131	$113	$117	$152	$207
S&P 500 Index	100	129	105	133	166	196
KBW Bank Index	100	138	109	108	148	196
Direct Peer Group	100	138	109	122	176	263
The following table compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index, the KBW Bank Index and a Direct Peer Group over a one-year, three-year and five-year period.

	1 year	3 years	5 years
State Street Corporation	36%	83%	107%
S&P 500 Index	18	86	96
KBW Bank Index	33	80	96
Direct Peer Group	50	141	163
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
As of December 31, 2025, we had consolidated total assets of $366.05 billion, consolidated total deposits of $274.35 billion, consolidated total shareholders’ equity of $27.84 billion and approximately 52,000 employees. Through our two lines of business, Investment Servicing and Investment Management, we operate in more than 100 geographic markets worldwide, including the United States, Canada, Latin America, Europe, the Middle East and Asia.
For the description of our lines of business, refer to “Lines of Business” in Item 1 in this Form 10-K. For financial and other information about our lines of business, refer to “Line of Business Information” in this Management’s Discussion and Analysis and Note 24 to the consolidated financial statements in this Form 10-K.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
Information about the significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods is included under “Significant Accounting Estimates” in this Management’s Discussion and Analysis and in Note 1 to the consolidated financial statements in this Form 10-K.
Certain financial information provided in this Form 10-K, including this Management’s Discussion and Analysis, is presented using both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information that management uses in evaluating our business and activities. Non-GAAP financial information should be considered in addition to, and not as a substitute for or as superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure. As part of our non-GAAP-basis measures, we present a fully taxable-equivalent NII that reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, which we believe facilitates an investor’s understanding and analysis of our underlying financial performance and trends.
In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2024 period to the relevant 2025 period results.
This Management’s Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. securities laws. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. Additional information about forward-looking statements and related risks and uncertainties is provided in “Forward-Looking Statements”, “Risk Factors Summary” and “Risk Factors” in this Form 10-K.
Information regarding additional disclosures and materials available on our website is provided under “Additional Information” in Item 1 in this Form 10-K.
State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FINANCIAL RESULTS AND HIGHLIGHTS
Summary of Financial Results

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	2023
Total fee revenue	$10,980	$10,156	$9,480
Net interest income	2,960	2,923	2,759
Total other income	4	(79)	(294)
Total revenue	13,944	13,000	11,945
Provision for credit losses	59	75	46
Total expenses	10,154	9,530	9,583
Income before income tax expense	3,731	3,395	2,316
Income tax expense	786	708	372
Net income	$2,945	$2,687	$1,944
Adjustments to net income:
Dividends on preferred stock(1)	$(226)	$(202)	$(122)
Earnings allocated to participating securities(2)	(2)	(2)	(1)
Net income available to common shareholders	$2,717	$2,483	$1,821
Earnings per common share:
Basic	$9.55	$8.33	$5.65
Diluted	9.40	8.21	5.58
Average common shares outstanding (in thousands):
Basic	284,545	297,883	322,337
Diluted	289,019	302,226	326,568
Cash dividends declared per common share	$3.20	$2.90	$2.64
Return on average common equity	11.5%	11.1%	8.2%
Pre-tax margin	26.8	26.1	19.4
Return on average assets	0.9	0.9	0.7
Common dividend payout	34.0	35.3	47.3
Average common equity to average total assets	6.9	7.2	8.1

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
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2025 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the year ended December 31, 2025 to those of the year ended December 31, 2024, is provided under “Consolidated Results of Operations”, “Line of Business Information” and “Capital” sections which follow “Financial Results and Highlights”, as well as in our consolidated financial statements in this Form 10-K.
The comparison of our financial results for the year ended December 31, 2024 to those of the years ended December 31, 2023 is included in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.
2025 Performance Highlights
•Total revenue increased 7% compared to 2024, driven by higher fee revenue and net interest income:
◦Total fee revenue increased 8% compared to 2024, reflecting higher servicing fees, management fees, foreign exchange trading services revenue and securities finance revenue, partially offset by lower other fee revenue.
◦NII increased 1% compared to 2024, primarily driven by 11% growth in average interest-earnings assets, partially offset by a 10 bps decline in NIM.
•Total expenses increased 7% compared to 2024, primarily due to higher business and technology investments, revenue-related costs and higher impact of notables items in the current year, partially offset by productivity and other savings. See “Notable Items” below.
•Pre-tax margin of 26.8% increased from 26.1% in 2024, while return on equity of 11.5% increased from 11.1% in 2024.
•EPS of $9.40, increased from $8.21 in 2024, primarily reflecting higher total revenue, partially offset by higher total expenses, including the higher impact of notable items in the current year, which decreased EPS by net $0.44 relative to 2024.
Notable Items
•Notable items reduced income before income tax expense by $344 million in 2025, including repositioning charges of $326 million and other notable items of $18 million, net.
•In 2024, notable items reduced income before income tax expense by $188 million, including a net loss on sale of investment securities of $81 million related to an investment portfolio repositioning, a deferred compensation expense acceleration of approximately $79 million and other notable items of $30 million, net.
AUC/A and AUM
•AUC/A of $53.80 trillion as of December 31, 2025 increased 16% compared to December 31, 2024, primarily due to higher market levels and client flows. In 2025, newly announced investment servicing mandates totaled approximately $2.12 trillion of AUC/A. We onboarded approximately $2.12 trillion of AUC/A during 2025. Investment servicing
State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
assets remaining to be installed in future periods totaled approximately $2.50 trillion as of December 31, 2025.
•AUM of $5.67 trillion as of December 31, 2025 increased 20% compared to December 31, 2024, primarily due to higher market levels and net inflows.
Capital
•In 2025, we returned approximately $2.1 billion to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $3.20 per share, totaling $909 million compared to $2.90 per share, totaling $859 million in 2024.
◦We increased the quarterly common stock dividend declared per common share by 11% in the third quarter of 2025.
◦We acquired an aggregate of 11.5 million shares of common stock at an average per share cost of $104.05 and an aggregate cost of approximately $1.2 billion. In 2024, we acquired an aggregate of 15.1 million shares of common stock, at an average per share cost of $85.89 and an aggregate cost of approximately $1.3 billion. These purchases were all conducted under the share repurchase program approved by our Board of Directors.
•Our CET1 capital ratio was 11.6% as of December 31, 2025, compared to 10.9% as of December 31, 2024, primarily due to capital generated from earnings, partially offset by continued capital return. Our Tier 1 leverage ratio increased to 5.5% as of December 31, 2025, compared to 5.2% as of December 31, 2024, mainly driven by capital generated from earnings and higher preferred equity, partially offset by continued capital return and higher average balance sheet levels. Our target ranges for CET1 capital and Tier 1 leverage ratios remain at 10-11% and 5.25-5.75%, respectively. Standardized capital ratios were binding for both periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2025 compared to 2024 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2025 vs. 2024	% Change 2024 vs. 2023
(Dollars in millions)	2025	2024	2023
Fee revenue:
Servicing fees	$5,324	$5,016	$4,922	6%	2%
Management fees	2,398	2,124	1,876	13	13
Foreign exchange trading services	1,614	1,401	1,265	15	11
Securities finance	505	438	426	15	3
Front office software and data	657	639	580	3	10
Lending related and other fees	246	249	231	(1)	8
Software and processing fees	903	888	811	2	9
Other fee revenue	236	289	180	(18)	61
Total fee revenue	10,980	10,156	9,480	8	7
Net interest income:
Interest income	11,644	11,977	9,180	(3)	30
Interest expense	8,684	9,054	6,421	(4)	41
Net interest income	2,960	2,923	2,759	1	6
Other income:
Gains (losses) from sales of available-for-sale securities, net	4	(79)	(294)	nm	(73)
Total other income	4	(79)	(294)	nm	(73)
Total revenue	$13,944	$13,000	$11,945	7	9

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2025, 2024 and 2023. Servicing and management fees collectively made up approximately 70% of the total fee revenue in both 2025 and 2024, and 72% in 2023.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 6% in 2025 compared to 2024, primarily reflecting higher average market levels and net new business.
Servicing fees generated outside the United States were approximately 48% of total servicing fees in 2025, compared to approximately 47% of total servicing fees in 2024.
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
Over the five years ended December 31, 2025, we estimate that worldwide equity and fixed income market valuations impacted our servicing fees revenue by approximately 3% on average with a range of (4)% to 8% annually and approximately 4% and 5% in 2025 and 2024, respectively.
Assuming that all other factors remain constant, including client activity, asset flows and pricing, we estimate, using relevant information as of December 31, 2025, that a 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing fees are calculated, would result in a corresponding change in our total servicing fee revenues, on average and over multiple quarters, of approximately 3%. We estimate, similarly assuming all other factors remain constant and using relevant information as of December 31, 2025, that changes in worldwide fixed income markets, which on a weighted average basis and over time are typically less volatile than worldwide equity markets, have a smaller corresponding impact on our servicing fee revenues on average and over time.
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
Our clients may change the asset classes in which their assets are invested, based on their market outlook, risk acceptance tolerance or other considerations. Over the five years ended December 31, 2025, we estimate that client activity and asset flows, together, impacted our servicing fees revenue by approximately (1)% on average with a range of (3)% to 2% annually and approximately 2% and 0% in 2025 and 2024, respectively.
Net New Business
Over the five years ended December 31, 2025, net new business, which includes business both won and lost, has affected our servicing fee revenues by approximately 1% on average with a range of 0% to 2% annually and approximately 2% and 0% in 2025 and 2024, respectively.
Gross investment servicing mandates were $2.12 trillion of AUC/A in 2025 and $2.16 trillion of AUC/A per year on average over the five years ended December 31, 2025, ranging from approximately $904 billion to $3.52 trillion of AUC/A annually in any given year.
Servicing fee revenue associated with new investment servicing mandates is not reflected in our servicing fee revenue until the assets have been installed, and may vary between mandates based on the breadth of services provided, the time required to install the assets, and the types of assets installed.
State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our installation timeline in general can range from 6 to 36 months with the average installation timeline being approximately 9 to 12 months over the past two full fiscal years. We expect that our more complex installations, including new State Street Alpha mandates, will generally be on the longer end of the 6 to 36 months range. With respect to the current asset mandates of approximately $2.5 trillion of AUC/A that are yet to be installed as of December 31, 2025, we expect the conversion will mostly occur over the coming 24 months, with approximately 70% expected to be installed in 2026, with the balance expected to be installed largely in 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues continue to be affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially between mandates.
On average, over the five years ended December 31, 2025, we estimate that pricing pressure with respect to existing clients has impacted our servicing fees by approximately (2)% annually, with the impact ranging from (2)% to (3)% in any given year and approximately (2)% and (3)% in 2025 and 2024, respectively. Pricing concessions can be a part of a contract renegotiation with a client including terms that may benefit us, such as extending the term of our relationship with the client, expanding the scope of services that we provide or reducing our dependency on manual processes through the standardization of the services we provide. The timing of the impact of additional revenue generated by anticipated additional services and the amount of revenue generated may differ from expectations due to the impact of pricing concessions on existing services due to the necessary time required to onboard those new services or process changes, the nature of those services and client investment practices and other factors. These same market pressures also impact the fees we negotiate when we win business from new clients.
Historically, and based on an indicative sample of revenue, we estimate that approximately 65%, on average, of our servicing fee revenues have been variable due to changes in asset valuations including changes in daily average valuations of AUC/A; another approximately 20%, on average, of our servicing fees are impacted by the volume of activity in the funds we serve; and the remaining approximately 15% of our servicing fees tend not to be variable in nature nor impacted by market fluctuations or values.

TABLE 3: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)(2)
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Collective funds, including ETFs	$17,997	$15,266	$14,070	18%	9%
Mutual funds	13,518	12,301	11,009	10	12
Pension products	10,452	9,386	8,352	11	12
Insurance and other products	11,833	9,604	8,379	23	15
Total	$53,800	$46,557	$41,810	16	11

TABLE 4: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(2)
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Equities	$31,879	$27,535	$24,317	16%	13%
Fixed-income	13,830	11,933	11,043	16	8
Short-term and other investments	8,091	7,089	6,450	14	10
Total	$53,800	$46,557	$41,810	16	11

TABLE 5: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(2)(3)
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Americas	$37,422	$33,284	$29,951	12%	11%
Europe/Middle East/Africa	12,918	10,179	8,913	27	14
Asia/Pacific	3,460	3,094	2,946	12	5
Total	$53,800	$46,557	$41,810	16	11

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
State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment servicing mandates newly announced in 2025 totaled approximately $2.12 trillion of AUC/A. Investment servicing assets remaining to be installed in future periods totaled approximately $2.50 trillion as of December 31, 2025, which will be reflected in AUC/A in future periods after installation and will generate servicing fee revenue in subsequent periods. The full revenue impact of such mandates will be realized as the assets are installed and additional services are added over that period.
New investment servicing mandates, including Alpha servicing mandates, may be subject to completion of definitive agreements, consents or assignments, approval of applicable boards, shareholders and customary regulatory approvals or other conditions, the failure to complete any of which will prevent the relevant mandate from being installed and serviced. New investment servicing mandates and servicing assets remaining to be installed in future periods exclude certain new business which has been contracted, but for which the client has not yet provided permission to publicly disclose or anonymously reference. These excluded assets, which from time to time may be significant, will be included in new investment servicing mandates and reflected in investment servicing assets remaining to be installed in the period in which the client provides its permission. Investment servicing mandates and investment servicing assets remaining to be installed in future periods may include assets associated with acquisitions or structured transactions and are presented on a gross basis based on factors present on or about the time we determine the business to be won by us and are not updated based on subsequent developments, including changes in assets, market valuations, scope and, potentially, termination. Such assets therefore do not include the impact of clients who have notified us during the period of their intent to terminate or reduce their relationship with us, which from time to time may be significant.
With respect to these new investment servicing mandates, once installed we may provide various services, including back office services such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, fund accounting, middle office services such as investment book of records, transaction management, loans, cash derivatives and collateral services, recordkeeping, client reporting and investment analytics, markets services such as FX trading services, liquidity solutions, currency and collateral management and securities finance, and front office services such as portfolio management solutions, risk analytics, scenario analysis, performance and attribution, trade order and execution management, pre-trade compliance and ESG investment tools. Revenues associated with new investment servicing mandates may vary based on the breadth of services provided, the timing of installation, and the types of assets.
Management Fee Revenue
Management fees increased 13% in 2025 compared to 2024, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 25% of total management fees in both 2025 and 2024.
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
Asset-based management fees for passively managed products, to which our AUM is currently primarily weighted, are generally charged at a lower fee on AUM than for actively managed products. Actively managed products may also include performance fee arrangements which are recorded when the fee is earned, based on predetermined benchmarks associated with the applicable account’s performance.
In light of the above, we estimate, using relevant information as of December 31, 2025 and assuming that all other factors remain constant, including the impact of business won and lost and client flows, that:
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
State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 6: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Equity:
Active	$61	$52	$47	17%	11%
Passive	3,528	2,955	2,466	19	20
Total equity	3,589	3,007	2,513	19	20
Fixed-income:
Active	30	31	71	(3)	(56)
Passive	704	585	538	20	9
Total fixed-income	734	616	609	19	1
Cash(1)	570	518	467	10	11
Multi-asset-class solutions:
Active	29	23	21	26	10
Passive	472	351	289	34	21
Total multi-asset-class solutions	501	374	310	34	21
Alternative investments(2):
Active	9	10	11	(10)	(9)
Passive(3)	262	190	192	38	(1)
Total alternative investments	271	200	203	36	(1)
Total	$5,665	$4,715	$4,102	20	15

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
(3) AUM for passive alternative investments has been revised from prior presentations.

TABLE 7: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Americas	$4,155	$3,468	$3,028	20%	15%
Europe/Middle East/Africa(2)	841	713	577	18	24
Asia/Pacific	669	534	497	25	7
Total	$5,665	$4,715	$4,102	20	15

(1) Geographic mix is based on client location or fund management location.
(2) AUM for passive alternative investments has been revised from prior presentations.

TABLE 8: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	December 31, 2025	December 31, 2024	December 31, 2023	% Change 2025 vs. 2024	% Change 2024 vs. 2023
Alternative Investments(2)	$182	$90	$73	nm	23%
Equity	1,572	1,310	1,038	20%	26
Fixed-Income	196	177	156	11	13
Multi Asset	1	1	1	—	—
Total Exchange-Traded Funds	$1,951	$1,578	$1,268	24	24

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR®Gold MiniSharesSM Trust, but act as the marketing agent.
nm Not meaningful
State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)(4)	Total
Balance as of December 31, 2022	$2,129	$554	$376	$209	$213	$3,481
Long-term institutional flows, net(3)	(98)	13	(1)	65	(26)	(47)
Exchange-traded fund flows, net	73	17	—	—	(2)	88
Cash fund flows, net	—	—	76	—	—	76
Total flows, net	(25)	30	75	65	(28)	117
Market appreciation (depreciation)	408	26	16	35	15	500
Foreign exchange impact	1	(1)	—	1	3	4
Total market/foreign exchange impact	409	25	16	36	18	504
Balance as of December 31, 2023	2,513	609	467	310	203	4,102
Long-term institutional flows, net(3)	(7)	(8)	1	34	(17)	3
Exchange-traded fund flows, net	85	24	—	—	—	109
Cash fund flows, net	—	—	32	—	—	32
Total flows, net	78	16	33	34	(17)	144
Market appreciation (depreciation)	457	4	21	32	21	535
Foreign exchange impact	(41)	(13)	(3)	(2)	(7)	(66)
Total market/foreign exchange impact	416	(9)	18	30	14	469
Balance as of December 31, 2024	3,007	616	518	374	200	4,715
Long-term institutional flows, net(3)	(46)	61	—	56	(29)	42
Exchange-traded fund flows, net	56	16	—	—	32	104
Cash fund flows, net	—	—	34	—	—	34
Total flows, net	10	77	34	56	3	180
Market appreciation (depreciation)	535	36	15	62	63	711
Foreign exchange impact	37	5	3	9	5	59
Total market/foreign exchange impact	572	41	18	71	68	770
Balance as of December 31, 2025	$3,589	$734	$570	$501	$271	$5,665

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
(4) AUM for passive alternative investments has been revised from prior presentations.
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 15% in 2025 compared to 2024, primarily due to higher volumes supported by client franchise growth and higher currency volatility in the first half of 2025. Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 64% and 36%, respectively, of foreign exchange trading services revenue in 2025, and 63% and 37%, respectively, in 2024.
We primarily earn FX trading revenue by acting as a principal market-maker through both “direct sales and trading” and “indirect FX trading.”
•Direct sales and trading: Represents FX transactions at negotiated rates with clients and investment managers that contact our trading desk directly. Clients are able to choose their own execution time and method, trading by voice or electronically on one of the several available multibank platforms. These principal market-making activities include transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody with us.
•Indirect FX trading: Represents FX transactions with clients, for which we are the funds’ custodian, or their investment managers, routed to our FX desk through our asset-servicing operation. We execute indirect FX trades as a principal at rates disclosed to our clients. Indirect FX is designed to address FX trades that relate to the purchase, sale or holding of a security where clients chose their execution frequency (either hourly or once per day), allowing us to offer straight-through processing and a fully automated service.
Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service. Street FX, in which we continue to act as a principal market-maker, enables our clients to define their FX execution strategy and automate the FX trade execution process, both for funds under custody with us as well as those under custody at another bank.
State Street Corporation | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We also earn foreign exchange trading services revenue through “electronic FX services” and “other trading, transition management and brokerage revenue.”
•Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms (i.e., FX Connect, Currenex). These transactions generate revenue through a “click” fee.
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
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 15% in 2025 compared to 2024, primarily due to higher client lending balances.
Our securities finance business consists of three components:
(1) an agency lending program for State Street Investment Management managed investment funds with a broad range of investment objectives, which we refer to as the State Street Investment Management lending funds;
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
Software and Processing Fees
Software and processing fees revenue, as presented in Table 2: Total Revenue, increased 2% in 2025 compared to 2024, primarily due to higher front office software and data revenue associated with CRD.
Software and processing fees revenue includes diverse types of fees and revenue, including fees from software licensing and data maintenance and fees from our structured products business.
Front office software and data revenue, which primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services, increased 3% in 2025 compared to 2024, primarily due to continued growth in software-enabled revenue, partially offset by lower professional services revenue driven by the impact of a notable item related to an Alpha-related client rescoping in the second quarter of 2025.
Revenue related to the front office solutions provided by CRD is primarily driven by the sale of SaaS and on-premises software licenses, which may include professional services such as consulting and implementation services and software support and maintenance. Revenue for a SaaS-related arrangement is recognized over time as services are provided. Approximately 50%-70% of revenue associated with a sale or renewal of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license, with the percentage varying based on the length of the contract and other contractual terms. The remainder of the revenue for on-premises software licenses is recognized over the length of the contract as maintenance and other services are provided. As a result of these differences in how portions of CRD revenue are accounted for, CRD revenue may vary more than other business units quarter to quarter.
Lending related and other fees decreased 1% in 2025 compared to 2024. Lending related and other fees primarily consists of fee revenue associated with our subscription and fund finance, commercial loans, municipal finance, insurance and stable value wrap businesses.
State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Fee Revenue
Other fee revenue includes bank-owned life insurance income, income associated with equity investments and other market-related adjustments.
Other fee revenue decreased $53 million in 2025, compared to 2024, reflecting the absence of a notable item related to a $66 million gain on sale of an equity investment in the prior year period.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the years ended December 31, 2025, 2024 and 2023.
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
NII increased 1% in 2025 compared to 2024, primarily driven by 11% growth in average interest-earnings assets, partially offset by a 10 bps decline in NIM.
State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a FTE basis for the years ended December 31, 2025, 2024 and 2023.

TABLE 10: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Years Ended December 31,
	2025			2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$93,546	$2,911	3.11%	$88,754	$3,634	4.09%	$69,883	$2,869	4.11%
Securities purchased under resale agreements(2)	8,232	672	8.16	6,789	686	10.10	1,764	312	17.67
Trading account assets	807	4	0.45	782	—	—	711	—	—
Investment securities:
Investment securities available-for-sale	67,497	2,995	4.44	53,572	2,682	5.01	42,850	1,748	4.08
Investment securities held-to-maturity	43,089	917	2.13	51,212	1,090	2.13	62,915	1,262	2.01
Total Investment securities	110,586	3,912	3.54	104,784	3,772	3.60	105,765	3,010	2.85
Loans(3)	45,789	2,287	5.00	39,660	2,272	5.73	34,800	1,863	5.35
Other interest-earning assets(4)	35,754	1,859	5.20	25,300	1,616	6.39	18,098	1,131	6.25
Average total interest-earning assets	$294,714	$11,645	3.95	$266,069	$11,980	4.50	$231,021	$9,185	3.98
Cash and due from banks	4,134			3,674			3,925
Other non-interest-earning assets	44,657			41,980			39,750
Total assets	$343,505			$311,723			$274,696
Interest-bearing deposits:
U.S.	$156,308	$5,344	3.42%	$135,898	$5,532	4.07%	$110,204	$3,976	3.61%
Non-U.S.	71,904	1,038	1.44	64,144	1,095	1.71	62,689	1,015	1.62
Total interest-bearing deposits(5)(6)	228,212	6,382	2.80	200,042	6,627	3.31	172,893	4,991	2.89
Securities sold under repurchase agreements	2,198	95	4.32	3,163	156	4.93	3,904	34	0.87
Federal funds purchased	—	—	—	—	—	—	65	3	4.82
Other short-term borrowings	9,590	434	4.53	11,425	577	5.05	1,120	40	3.60
Long-term debt	25,006	1,230	4.92	20,394	1,086	5.32	17,355	888	5.12
Other interest-bearing liabilities(7)	4,027	543	13.47	4,826	608	12.59	3,891	465	11.96
Average total interest-bearing liabilities	$269,033	$8,684	3.23	$239,850	$9,054	3.77	$199,228	$6,421	3.22
Non-interest-bearing deposits(5)	24,790			25,569			32,218
Other non-interest-bearing liabilities	22,621			21,192			19,073
Preferred shareholders’ equity	3,486			2,773			1,976
Common shareholders’ equity	23,575			22,339			22,201
Total liabilities and shareholders’ equity	$343,505			$311,723			$274,696
Interest rate spread			0.72%			0.73%			0.75%
Net interest income, fully taxable-equivalent basis		$2,961			$2,926			$2,764
Net interest margin, fully taxable-equivalent basis			1.00%			1.10%			1.20%
Tax-equivalent adjustment		(1)			(3)			(5)
Net interest income, GAAP basis		$2,960			$2,923			$2,759

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $242.73 billion, $191.26 billion and $140.36 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.27%, 0.35% and 0.22% for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Average loans presented on gross basis. Average loans net of expected credit losses was approximately $45.61 billion, $39.52 billion and $34.69 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $8.45 billion, $6.96 billion and $4.94 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 4.20%, 5.01% and 4.91% for the years ended December 31, 2025, 2024 and 2023, respectively.
(5) Average rate includes the impact of FX swap costs of approximately ($195) million, $(274) million and $54 million for the years ended December 31, 2025, 2024 and 2023, respectively. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.88%, 3.45% and 2.86% for the years ended December 31, 2025, 2024 and 2023, respectively.
(6) Total deposits averaged $253.00 billion, $225.61 billion and $205.11 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $8.01 billion, $6.30 billion and $4.61 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Excluding the impact of netting, the average interest rates would be approximately 4.51%, 5.46% and 5.43% for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Average total interest-earning assets were $294.71 billion in 2025, compared to $266.07 billion in 2024. The increase is primarily due to higher levels of client deposits and long-term debt.
Interest-bearing deposits with banks averaged $93.55 billion in 2025, compared to $88.75 billion in 2024. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits and funding levels.
Securities purchased under resale agreements averaged $8.23 billion in 2025, compared to $6.79 billion in 2024, due to an increase in FICC repurchase agreement volumes. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The impact of balance sheet netting was, on average, $242.73 billion and $191.26 billion in 2025 and 2024, respectively.
Average investment securities were $110.59 billion in 2025, compared to $104.78 billion in 2024, primarily driven by growth in U.S. Treasuries.
Average loans increased to $45.79 billion in 2025, compared to $39.66 billion in 2024. Average loans excluding overdrafts, averaged $42.39 billion in 2025, compared to $36.14 billion in 2024, reflecting our efforts to grow the lending portfolio. The increases are primarily due to growth in CLOs, subscription finance and fund finance loans. Additional information is provided under “Loans” in “Financial Condition” in this Management’s Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Average other interest-earning assets, largely associated with our prime services business, increased to $35.75 billion in 2025 from $25.30 billion in 2024, primarily driven by an increase in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where we act as lender in a securities lending transaction and we receive securities as collateral that we are permitted to transfer or re-pledge. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $228.21 billion in 2025 from $200.04 billion in 2024. The increase is driven by market volatility and our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. Future interest-bearing deposit levels will be influenced by the underlying investment servicing business, client behavior, the mix of interest-bearing and non-interest-bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $9.59 billion in 2025 from $11.43 billion in 2024, due to decreased wholesale funding. The decrease is driven by our response to higher client deposit levels.
Average long-term debt was $25.01 billion in 2025, compared to $20.39 billion in 2024, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.03 billion in 2025, compared to $4.83 billion in 2024. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client-provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
Based on market conditions and other factors, including regulatory standards, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated U.S. and non-U.S. securities, such as federal agency MBS, sovereign debt securities and U.S. Treasury and agency securities. The pace at which we reinvest, and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to impact our
State Street Corporation | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
reinvestment program and future levels of NII and NIM.
Other Income
Other income included a gain of $4 million in 2025, compared to a loss of $79 million in 2024 reflecting the 2024 loss on sale of investment securities related to the repositioning of the investment portfolio.
Provision for Credit Losses
In 2025, we recorded a $59 million provision for credit losses, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and commercial loans.
Additional information is provided under “Loans” in “Financial Condition” in this Management’s Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-K.
Expenses
Table 11: Expenses, provides the breakout of expenses for the years ended December 31, 2025, 2024 and 2023. Total expenses increased 7% compared to 2024, primarily due to higher business and technology investments, revenue-related costs and higher impact of notables items in the current year, partially offset by productivity and other savings.

TABLE 11: EXPENSES
	Years Ended December 31,			% Change 2025 vs. 2024	% Change 2024 vs. 2023
(Dollars in millions)	2025	2024	2023
Compensation and employee benefits	$5,035	$4,697	$4,744	7%	(1)%
Information systems and communications	2,094	1,829	1,703	14	7
Transaction processing services	1,050	998	957	5	4
Occupancy	487	437	426	11	3
Other:
Professional services	444	465	428	(5)	9
Other	1,044	1,104	1,325	(5)	(17)
Total other	1,488	1,569	1,753	(5)	(10)
Total expenses	$10,154	$9,530	$9,583	7	(1)
Number of employees at year-end	51,503	52,626	46,451	(2)	13
Notable items reflected in expenses in 2025 included:
•Repositioning charges of $326 million, which included $211 million of compensation and employee benefits expenses related to workforce rationalization, $69 million of occupancy costs associated with real estate footprint optimization, and costs associated with operating model changes of $24 million and $22 million reflected in information systems and communications and other expenses, respectively.
•Other notable items which included an FDIC special assessment release of $60 million, partially offset by $40 million of legal and related costs, both reflected in other expenses, and an Alpha-related client rescoping of $18 million reflected in information systems and communications expenses.
Notable items reflected in expenses in 2024 included:
•Deferred compensation expense acceleration of $79 million.
•Other notable items of $111 million, primarily related to a $99 million increase to the FDIC special assessment, recognized in other expenses.
•Net repositioning release of $2 million, including a $15 million release reflected in compensation and employee benefits expenses, partially offset by $13 million of occupancy charges related to footprint optimization.
Compensation and employee benefits expenses increased 7% in 2025 compared to 2024, primarily due to higher repositioning charges, performance-based incentive compensation as well as merit increases and employee benefit costs which were partially offset by productivity and other savings. The net impact of notable items in the current and prior year periods increased compensation and employee benefits expenses by 2% points in 2025 compared to 2024.
Total headcount decreased 2% as of December 31, 2025 compared to December 31, 2024, primarily driven by our continued efforts to simplify our operations through organization design and technology and automation efforts. These impacts were partially offset by headcount growth in high-cost locations primarily to support clients and revenue generation.
Information systems and communications expenses increased 14% in 2025 compared to 2024, largely driven by higher technology and infrastructure investments and the impact of current year notable items, partially offset by vendor savings.
Transaction processing services expenses increased 5% in 2025 compared to 2024, primarily due to higher broker fees and revenue-related sub-custody and market data costs.
Occupancy expenses increased 11% in 2025 compared to 2024, primarily reflecting the net impact of the repositioning charges in the current and prior year periods.
Other expenses decreased 5% in 2025 compared to 2024, primarily reflecting the net impact of notable items in the current and prior year periods
State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
which decreased other expenses by 7% points in 2025 as compared to 2024, partially offset by higher marketing costs and other revenue-related expenses.
Repositioning Charges
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 12: REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Accruals for Repositioning Charges	182	21	203
Payments and other adjustments	(58)	(25)	(83)
Accrual Balance at December 31, 2023	207	1	208
Accruals for Repositioning Charges	(15)	13	(2)
Payments and other adjustments	(96)	(14)	(110)
Accrual Balance at December 31, 2024	96	—	96
Accruals for Repositioning Charges	211	115	326
Payments and other adjustments	(99)	(115)	(214)
Accrual Balance at December 31, 2025	$208	$—	$208
Income Tax Expense
Income tax expense was $786 million in 2025 compared to $708 million in 2024. Our effective tax rate increased to 21.1% in 2025 compared to 20.8% in 2024.
Additional information regarding income tax expense, including unrecognized tax benefits and tax contingencies, is provided in Notes 13 and 22 to the consolidated financial statements in this Form 10-K.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For the description of our lines of business refer to “Lines of Business” in Item 1 in this Form 10-K. Certain amounts are not allocated to our two lines of business. For further information, please refer to Note 24 to the consolidated financial statements in this Form 10-K.
Investment Servicing

TABLE 13: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2025 vs. 2024	% Change 2024 vs. 2023
	2025	2024	2023
Servicing fees	$5,324	$5,016	$4,922	6%	2%
Foreign exchange trading services	1,441	1,248	1,140	15	9
Securities finance	481	415	402	16	3
Software and processing fees	927	888	811	4	9
Other fee revenue	209	188	145	11	30
Total fee revenue	8,382	7,755	7,420	8	5
Net interest income	2,945	2,899	2,740	2	6
Total other income	4	2	—	nm	nm
Total revenue	11,331	10,656	10,160	6	5
Provision for credit losses	59	75	46	(21)	63
Total expenses	8,056	7,687	7,413	5	4
Income before income tax expense	$3,216	$2,894	$2,701	11	7
Pre-tax margin	28%	27%	27%
Average assets (in billions)	$339.9	$308.5	$271.5

nm Not meaningful
Servicing Fees
Servicing fees, as presented in Table 13: Investment Servicing Line of Business Results, increased 6% in 2025 compared to 2024, primarily reflecting higher average market levels and net new business.
For additional information about servicing fees and the impact of worldwide equity and fixed-income valuations on our fee revenue, as well as other key drivers of our servicing fee revenue, refer to “Fee Revenue” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 5% in 2025 compared to 2024, primarily reflecting higher business and technology investments, compensation costs and revenue-related costs, partially offset by productivity and other savings. Additional information about expenses is provided under “Expenses” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
State Street Corporation | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Years Ended December 31,			% Change 2025 vs. 2024	% Change 2024 vs. 2023
	2025	2024	2023
Management fees(1)	$2,398	$2,124	$1,876	13%	13%
Foreign exchange trading services(2)	170	138	125	23	10
Securities finance	24	23	24	4	(4)
Other fee revenue(3)	27	35	35	(23)	—
Total fee revenue	2,619	2,320	2,060	13	13
Net interest income	15	24	19	(38)	26
Total revenue	2,634	2,344	2,079	12	13
Total expenses	1,775	1,655	1,540	7	7
Income before income tax expense	$859	$689	$539	25	28
Pre-tax margin	33%	29%	26%
Average assets (in billions)	$3.6	$3.2	$3.2

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
Investment Management total revenue increased 12% in 2025 compared to 2024.
Management Fees
Management fees increased 13% in 2025 compared to 2024, primarily due to higher average market levels and net inflows.
For additional information about the impact of worldwide equity and fixed-income valuations, as well as other key drivers of our management fees revenue, refer to “Fee Revenue” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 7% in 2025 compared to 2024, as higher business investments and revenue-related fund expenses were partially offset by productivity and other savings.
Additional information about expenses is provided under “Expenses” in “Consolidated Results of Operations” included in this Management’s Discussion and Analysis.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements in this Form 10-K.
FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management lines of business. Our clients’ needs and our operating objectives determine the volume, mix and currency denomination of our assets and liabilities. As our clients execute their worldwide cash management and investment activities, they utilize deposits and short-term investments that constitute the majority of our liabilities. These liabilities are generally in the form of interest-bearing transaction account deposits, which are denominated in a variety of currencies, and non-interest-bearing demand deposits. Our interest-earning assets consist primarily of securities held in our AFS or HTM portfolios, loans and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements.
Additional information on our financial condition is presented in Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis. We believe the average statement of condition is a better measure of the balance sheet trends as period-end balances can be impacted by the timing of client activities including deposits and withdrawals.
State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 15: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2025	2024
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,260	$23,525
Mortgage-backed securities(1)	15,586	10,566
Total U.S. Treasury and federal agencies	38,846	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,578	2,430
Asset-backed securities(2)	2,085	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	17,731	13,939
Other(3)	2,826	2,821
Total non-U.S. debt securities	25,220	21,058
Asset-backed securities:
Student loans(4)	64	90
Collateralized loan obligations(5)	2,905	3,453
Non-agency CMBS and RMBS(6)	3	4
Other	91	91
Total asset-backed securities	3,063	3,638
State and political subdivisions	25	56
Other U.S. debt securities(7)	—	52
Total available-for-sale securities(8)	$67,154	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$573	$5,417
Mortgage-backed securities(9)	32,876	36,101
Total U.S. Treasury and federal agencies	33,449	41,518
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,461	3,673
Total non-U.S. debt securities	2,461	3,673
Asset-backed securities:
Student loans(4)	2,261	2,536
Total asset-backed securities	2,261	2,536
Total held-to-maturity securities(8)	$38,171	$47,727

(1) As of December 31, 2025 and 2024, the total fair value included $2.81 billion and $4.36 billion, respectively, of agency CMBS and $12.78 billion and $6.20 billion, respectively, of agency MBS.
(2) As of December 31, 2025 and 2024, the fair value includes non-U.S. collateralized loan obligations of $0.77 billion and $0.70 billion, respectively.
(3) As of December 31, 2025 and 2024, the fair value includes non-U.S. corporate bonds of $2.40 billion and $2.54 billion, respectively.
(4) Primarily comprised of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes CLO loans. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of both December 31, 2025 and 2024.
(7) As of December 31, 2024, the fair value of U.S. corporate bonds was $0.05 billion.
(8) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the period ended December 31, 2025.
(9) As of December 31, 2025 and 2024, the total amortized cost included $5.08 billion and $5.18 billion of agency CMBS, respectively.

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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.1 years and 2.2 years as of December 31, 2025 and 2024, respectively.
Approximately 97% of the carrying value of the portfolio was rated “AA” or higher as of both December 31, 2025 and 2024, as follows:

TABLE 16: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2025	December 31, 2024
AAA(1)	88%	88%
AA	9	9
A	3	2
BBB	—	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of December 31, 2025 and 2024.

TABLE 17: INVESTMENT PORTFOLIO BY ASSET CLASS
	December 31, 2025	December 31, 2024
U.S. Agency Mortgage-backed securities	39%	35%
U.S. Treasuries	23	27
Non-U.S. sovereign, supranational and non-U.S. agency	19	17
Asset-backed securities	9	10
Other credit	10	11
	100%	100%
State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:

TABLE 18: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION (DISCOUNT ACCRETION)
	Years Ended December 31,
	2025			2024
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non-MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$302	$(349)	$(47)	$364	$(599)	(235)
Net premium amortization (discount accretion)	60	(421)	(361)	66	(316)	(250)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 26% and 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2025 and 2024, respectively.

TABLE 19: NON-U.S. DEBT SECURITIES(1)
(In millions)	December 31, 2025	December 31, 2024
Available-for-sale:
Canada	$3,321	$3,237
United Kingdom	2,310	2,702
Australia	1,756	2,055
France	1,965	1,565
Germany	1,541	1,195
Austria	864	382
Spain	677	301
Netherlands	645	446
Finland	639	312
Italy	350	231
Sweden	271	263
Hong Kong	264	—
Mexico	263	216
Other(2)	10,354	8,153
Total	$25,220	$21,058
Held-to-maturity:
Belgium	$290	$254
Germany	230	201
France	155	206
Finland	143	124
Canada	117	104
Other(2)	1,526	2,784
Total	$2,461	$3,673

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of December 31, 2025, other non-U.S. investments include $9.31 billion supranational bonds in AFS securities and $1.53 billion supranational bonds in HTM securities.
Approximately 88% and 90% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2025 and 2024, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2025 and 2024, approximately 32% and 29%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of December 31, 2025, our non-U.S. debt securities had an average market-to-book ratio of 100.2%, and an aggregate pre-tax net unrealized gain of $62 million, consisting of gross unrealized gains of $130 million and gross unrealized losses of $68 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $89 million, consisting of gross unrealized gains of $126 million and gross unrealized losses of $37 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $27 million, consisting of gross unrealized gains of $4 million and gross unrealized losses of $31 million, associated with non-U.S. HTM debt securities.
As of December 31, 2025, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the United Kingdom, and Netherlands. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, government bonds, ABS and corporate debt.
State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Maturities and Effective Yield

TABLE 20: CONTRACTUAL MATURITIES AND YIELDS(1)

As of December 31, 2025	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$6,161	3.33%	$17,098	4.02%	$1	3.52%	$—	—%	$23,260
Mortgage-backed securities	80	4.58	1,638	4.42	1,083	4.25	12,785	5.16	15,586
Total U.S. Treasury and federal agencies	6,241		18,736		1,084		12,785		38,846
Non-U.S. debt securities:
Mortgage-backed securities	180	4.06	485	3.98	—	—	1,913	4.29	2,578
Asset-backed securities	56	2.72	330	2.73	932	3.50	767	2.91	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	4,432	3.45	12,486	3.60	813	2.91	—	—	17,731
Other	800	4.41	1,996	4.64	30	4.68	—	—	2,826
Total non-U.S. debt securities	5,468		15,297		1,775		2,680		25,220
Asset-backed securities:
Student loans	6	5.99	—	—	10	4.87	48	4.62	64
Collateralized loan obligations	156	5.18	16	5.00	1,341	5.12	1,392	5.19	2,905
Non-agency CMBS and RMBS	—	—	—	—	3	7.03	—	—	3
Other	—	—	91	4.63	—	—	—	—	91
Total asset-backed securities	162		107		1,354		1,440		3,063
State and political subdivisions(3)	25	5.60	—	—	—	—	—	—	25
Total	$11,896		$34,140		$4,213		$16,905		$67,154

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$463	0.63%	$103	0.96%	$—	—%	$7	4.31%	$573
Mortgage-backed securities	234	2.61	3,924	1.63	868	2.09	27,850	2.31	32,876
Total U.S. Treasury and federal agencies	697		4,027		868		27,857		33,449
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,108	0.86	1,259	1.15	94	1.42	—	—	2,461
Total non-U.S. debt securities	1,108		1,259		94		—		2,461
Asset-backed securities:
Student loans	127	4.62	424	4.94	413	4.92	1,297	4.46	2,261
Total asset-backed securities	127		424		413		1,297		2,261
Total	$1,932		$5,710		$1,375		$29,154		$38,171

(1) Weighted-average yields are calculated based on the effective yield of each security owned at the end of the period, excluding the effect of related hedges, weighted based on the face value of each security.
(2) The maturities of MBS and ABS are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of December 31, 2025).
State Street Corporation | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 21: LOANS
	As of December 31,
(In millions)	2025	2024

Subscription finance	$13,138	$11,544
Fund finance(1)	10,916	10,244
Collateralized loan obligations(2)	12,809	9,488
Commercial	2,851	3,881
Commercial real estate	2,471	2,842
Overdrafts	1,962	1,980
Other(3)	2,635	3,221
Total loans(4)(5)	$46,782	$43,200
Allowance for credit losses	(193)	(174)
Loans, net of allowance for credit losses	$46,589	$43,026

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.30 billion and $1.75 billion, respectively, as of December 31, 2025, compared to $7.90 billion and $1.44 billion, respectively, as of December 31, 2024.
(2) Collateralized loan obligations include broadly syndicated and middle market CLO loans of $10.30 billion and $2.51 billion, respectively, as of December 31, 2025, compared to $8.39 billion and $1.10 billion as of December 31, 2024.
(3) Includes securities finance loans and loans to municipalities of $2.52 billion and $0.12 billion, respectively, as of December 31, 2025, compared to $3.01 billion and $0.21 billion, respectively, as of December 31, 2024.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $42.37 billion and $2.45 billion, respectively, as of December 31, 2025. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in this Form 10-K for additional details.
(5) Non-U.S. loans totaled $18.78 billion and $16.79 billion as of December 31, 2025 and 2024, respectively.
We segregate our loans into two segments: commercial and financial and commercial real estate. We further classify commercial and financial loans as subscription finance, fund finance loans, collateralized loan obligations, commercial, overdrafts and other loans.
Total loans as of December 31, 2025 increased $3.58 billion compared to December 31, 2024, primarily reflecting higher CLOs and subscription finance loans, partially offset by a decline in commercial loans.
Subscription Finance
Our subscription finance portfolio consists of revolving lines of credit that allow private equity and private credit fund managers to borrow against uncalled investor capital commitments. These facilities are secured by the limited partners’ commitments and the fund’s right to call capital, enabling managers across strategies, including private equity/buyout, private debt, infrastructure, secondaries, and real estate to manage capital calls, fund asset acquisitions, and mitigate timing mismatches. The uncalled capital commitments securing these facilities are predominantly from institutional investors.
Fund Finance
Our fund finance portfolio primarily consists of loans to real money funds (RMF). RMF facilities provide liquidity and leverage solutions to funds regulated under the Investment Company Act of 1940 (1940 Act), as well as certain non‑U.S. regulated funds. Borrowers, which typically maintain highly diversified portfolios of liquid securities, may access revolving lines of credit for short‑term liquidity needs and structural leverage. Loans to business development companies (BDCs), also included in our fund finance portfolio, are senior secured credit facilities to 1940 Act registered funds that invest in U.S. middle‑market companies. All fund finance facilities to both RMFs and BDCs benefit from regulatory required structural protections.
Collateralized Loan Obligations
Our CLO loans portfolio consists of senior secured debt facilities to both broadly syndicated and middle market CLOs. Broadly syndicated CLOs are backed by diversified pools of broadly syndicated leveraged loans to corporate borrowers, while middle market CLOs are backed by loans typically originated to U.S. middle-market companies. We only invest at the AAA rated tranche.
Commercial
Our commercial portfolio primarily consists of U.S. and European leveraged loan syndications to sub-investment grade borrowers, as well as lines of credit and term loans provided to corporate, insurance and investment advisor clients, primarily large global institutions.
We had binding unfunded commitments as of December 31, 2025 and 2024 of $6 million and $104 million, respectively, to participate in syndications of leveraged loans. Additional information about these unfunded commitments is provided in Note 12 to the consolidated financial statements in this Form 10-K.
These leveraged loans, which are primarily rated “sub-investment grade” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 87% and 91% of the loans rated “BB” or “B” as of December 31, 2025 and 2024, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans in our portfolio.
Commercial Real Estate
As of December 31, 2025, the commercial real estate portfolio consists of, by asset class, approximately 40% multifamily residential, 40% office buildings and 20% other asset classes, and the portfolio does not have any construction exposure.
State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additionally, as of December 31, 2025, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 20%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in increased provisions for credit losses. We continued to observe these effects in commercial real estate loans during 2025, particularly those collateralized by office buildings, resulting in additional provisions for credit losses. Were conditions, or our evaluation of conditions, in those or other markets to worsen during 2026 or subsequent periods, we may increase our allowance for credit losses during those periods.
Overdrafts
Overdrafts primarily occur with custody clients and totaled $1.96 billion as of December 31, 2025, compared to $1.98 billion as of December 31, 2024. Overdraft balances are recorded within the loan portfolio and are typically repaid over a short period.
Other
Our other loans consist of securities finance and municipal loans. Securities finance loans represent the balance sheet‑funded portion of facilities offered through State Street Markets, in which clients pledge securities to draw cash. We may subsequently lend these securities through our agency lending program to raise cash and reduce the balance sheet‑funded exposure. Municipal loans consist of revolving credit facilities and term loans to U.S. municipal and not‑for‑profit obligors.
Additional information about our loan segments, as well as their underlying classes, is provided in Note 4 to the consolidated financial statements in this Form 10-K.
The following table presents the contractual maturities for loans, by segment, as of December 31, 2025.

TABLE 22: CONTRACTUAL MATURITIES FOR LOANS
	As of December 31, 2025
(In millions)	Under 1 year	1 to 5 years	5 to 15 years	Over 15 years	Total

Commercial and financial	$19,853	$10,157	$14,266	$35	$44,311
Commercial real estate	268	1,662	541	—	2,471
Total loans	$20,121	$11,819	$14,807	$35	$46,782
The following table presents the classification of loan balances due after one year, by segment, as of December 31, 2025.

TABLE 23: CLASSIFICATION OF LOAN BALANCES DUE AFTER ONE YEAR
	As of December 31, 2025
(In millions)	Loans with predetermined interest rates	Loans with floating or adjustable interest rates
Commercial and financial	$116	$24,342
Commercial real estate	2,144	59
Total loans	$2,260	$24,401
Allowance for Credit Losses

TABLE 24: ALLOWANCE FOR CREDIT LOSSES
	Years Ended December 31,
(In millions)	2025	2024
Allowance for credit losses:
Beginning balance	$183	$150
Provision for credit losses (funded commitments)(1)	58	81
Provisions for credit losses (unfunded commitments)	(1)	(5)
Provisions for credit losses (investment securities and all other)	2	(1)
Charge-offs(2)	(39)	(42)
Ending balance	$203	$183

(1) The provision for credit losses is primarily related to commercial real estate and commercial loans.
(2) The charge-offs are primarily related to commercial loans and a commercial real estate loan.
As of December 31, 2025, the allowance for credit losses increased $20 million compared to December 31, 2024, driven by the provision for credit losses of $59 million primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and commercial loans, partially offset by charge-offs of $39 million, largely related to a commercial real estate loan and certain commercial loans.
As of December 31, 2025, approximately $120 million of our allowance for credit losses was related to certain commercial real estate loans compared to $102 million as of December 31, 2024. In addition, $69 million and $68 million as of December 31, 2025 and 2024, respectively, was related to commercial loans. The remaining $14 million and $13 million as of December 31, 2025 and 2024, respectively, was related to other loans, off-balance sheet commitments and other financial assets held at amortized cost, including investment securities. As of December 31, 2025, the allowance for credit losses on loans represented 0.4% of total loans.
As our view on current and future economic conditions changes, our allowance for credit losses related to these loans may be impacted through a change to the provisions for credit losses, reflecting factors such as credit migration within our loan portfolio, as well as changes in management’s economic outlook.
State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additional information with respect to the allowance for credit losses, net impairment losses and gross unrealized losses related to investment securities, is provided in “Allowance for Credit Losses” under Significant Accounting Estimates and Note 3 to the consolidated financial statements in this Form 10-K.
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
•operational risk;
•information technology and cybersecurity risk;
•resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail under “Risk Factors” in this Form 10-K.
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
•The establishment of our risk appetite and associated limits and policies, and our adherence to these limits;
•The establishment of a risk management structure that enables the control and coordination of risk-taking across the business lines;
•The implementation of stress testing practices and a dynamic risk-assessment capability (additional information with respect to our stress-testing process and practices is provided under “Capital” in this Management’s Discussion and Analysis);
•A direct link between risk and strategic decision-making processes and incentive compensation practices; and
•The overall flexibility to adapt to the ever-changing business and market conditions.
Our risk appetite framework outlines the quantitative limits and qualitative goals that define the level and type of risk we are willing to undertake in the course of executing our business strategy, and also serves as a guide in setting risk limits across our business units. It further defines responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. Our risk appetite framework is established by ERM, a separate corporate risk oversight group, in conjunction with the ERC and the RC of the Board. The Board formally reviews and approves our risk appetite statement annually, or more frequently in response to shifts in endogenous or exogenous risk conditions.
Governance and Structure
Our approach to risk management involves all levels of management, from the Board and its committees, including its E&A Committee, the RC, the HRC and the TOPS, to each business unit and employee. We allocate responsibility for risk oversight so that risk/return decisions are made under a
State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
process designed to place appropriate personnel in positions of decision-making authority and subject to robust review and challenge.
Risk management is the responsibility of each employee, and is implemented through three lines of defense:
•The business units and certain corporate functions, which own and manage the risks inherent in their areas, are considered the first line of defense;
•ERM function is the second line of defense and is responsible for overseeing the risk-taking activities of the first line of defense and challenging their execution of risk management responsibilities; and
•Corporate Audit is the third line of defense, reports to the E&A Committee of the Board and is independent from the business units, ERM and other corporate functions. Corporate Audit provides independent and objective assurance to the Board over the design and operating effectiveness of internal controls as well as the effectiveness of our risk management practices. For credit risk, Global Credit Review, which reports administratively to Corporate Audit and functionally to the RC of the Board, provides assurance over our credit risk practices.
The responsibilities for effective review and challenge reside with senior managers, management oversight committees, our risk management function, Corporate Audit and, ultimately, the Board and its committees.
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, country, market, liquidity, operational, cyber, information technology as well as new business products, regulatory compliance and ethics, vendor risk and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect us.
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

Board Risk Governance Committee Structure

Board Committees:

Risk Committee (RC)	Examining & Audit Committee (E&A Committee)	Human Resources Committee (HRC)	Technology and Operations Committee (TOPS)

Management Risk Governance Committee Structure

Executive Management Committee

Enterprise Risk Committee (ERC)

Risk Governance Committees:

Asset-Liability Committee (ALCO)	Business Conduct and Compliance Committee (BCCC)	Credit and Market Risk Committee (CMRC)	Strategic Risk Committee (SRC)	Technology and Operational Risk Committee (TORC)

State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Enterprise Risk Management
The goal of ERM is to ensure that risks are proactively identified, well-understood and prudently managed in support of our business strategy. ERM is responsible for identifying, measuring, monitoring, controlling, and reporting aggregate risks, as well as for establishing programs, frameworks, policies, and procedures that set forth principles and requirements for managing and overseeing risk. The second line is responsible for setting the risk appetite limits, developing policies and procedures to evaluate whether risks remain within the appropriate limits, and monitoring risk-taking.
Risk identification and assessments serve to enable ERM’s understanding of business unit strategy, risk profile, and potential exposures and support the management of risk. This is achieved through a series of risk assessments across our business using techniques for the identification, assessment, and measurement of risk across a spectrum of potential frequency and severity combinations. These techniques include business-specific programs, such as new business and product review and approval, new client screening, and, as deemed appropriate, targeted risk assessments.
Two primary risk assessment programs, which are supplemented by other business-specific programs, are the core of this component:
•The Material Risk Identification process utilizes a bottom-up approach to identify State Street’s most significant risk exposures across all on- and off-balance sheet risk-taking activities. The primary output from the program is a firmwide Material Risk Inventory, which forms a holistic view of the firm’s risk profile, irrespective of risk likelihood or frequency, and is used as a foundational element in State Street’s risk management and capital planning processes.
•The Risk and Control Self-Assessment program comprises a structured process to identify, assess, and manage non-financial risks (operational and compliance) within our business lines and corporate functions. See also “Operational Risk Management” below.
In addition, ERM establishes and reviews limits and, in collaboration with business unit management, monitors key risks. Ultimately, ERM works to validate that risk-taking occurs within the risk appetite statements approved by the Board and conforms to associated risk policies, limits and guidelines.
The CRO is responsible for our risk management globally, leads the ERM organization globally and has a dual reporting line to our CEO and the RC of the Board.
Board Committees
The Board has four committees which assist it in discharging its responsibilities with respect to risk management: the RC, the E&A Committee, the HRC and the TOPS.
•The RC oversees the operation and implementation of our enterprise-wide global risk management framework which includes risk management governance, material risk policies and risk control infrastructure. In doing so, the RC reviews our assessment and effective management of all risks applicable to our operations, including credit, market, interest rate, liquidity, operational, compliance, strategic, technology and reputational risks. In addition, the RC oversees capital planning activities, balance sheet management, and applicable risk related metrics and monitoring capital adequacy under business-as-usual and stress conditions. Further, the RC reviews liquidity risk tolerances and operating effectiveness, liquidity risk management strategies and new and emerging risks to State Street.
•The E&A Committee oversees the operation of a comprehensive system of internal controls covering the integrity of our accounting and financial reporting processes, the preparation, audit and disclosure of consolidated financial statements and compliance with laws and regulatory requirements. The E&A Committee monitors and oversees the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements. The E&A Committee also reviews and monitors the effectiveness of our compliance program, advancing a culture of compliance and ethical business practices.
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
•The TOPS leads and assists the Board in its oversight of enterprise-wide technology and operations strategy and programs. In addition, the TOPS oversees technology and operational risk management including the associated frameworks, policies, procedures and practices and setting risk tolerances and limits as appropriate. The TOPS further reviews technology and operational risk exposures, resiliency and controls on information security, cybersecurity risk, business continuity, data and access management and third-party risk management, or other related matters.
Executive Management Committee
ERC is the executive management oversight and decision-making body for all risks facing us in alignment with our strategy, risk appetite, balance sheet, and capital adequacy, including credit, interest rate, liquidity, market, operational and technology, compliance, and reputational risks globally. Its key responsibilities include:
•The review and recommendation for approval to the RC of the Board of our global risk policies, capital and liquidity management frameworks, including our risk appetite framework;
•The oversight of our capital adequacy processes and recovery and resolution plans, stress testing program, and monitoring and assessing our capital adequacy; and
•The ongoing monitoring and review of risks undertaken within the businesses, and our senior management oversight and approval of risk strategies and tactics.
ERC is co-chaired by the CRO and the CEO.
Risk Governance Committees
The following risk committees, under the authorization and oversight of the ERC, have focused responsibilities for oversight of specific areas of risk management:
•ALCO is the senior oversight and decision-making body for our balance sheet strategy, capital management, Global Treasury business activities and associated risks, including interest rate and mark-to-market risk, liquidity risk, non-trading market risk and capital adequacy measures. ALCO is co-chaired by the CFO and the Chief Financial Risk Officer;
•BCCC oversees the management of culture, conduct, and compliance risks, programs, framework and compliance risk exposures that could result in reputational risk. The BCCC is co-chaired by the Chief Compliance and Operational Risk Officer and the Chief Human Resources and Citizenship Officer;
•CMRC provides firm-wide oversight of our credit risks and market (trading) risks, including oversight of related risk appetite development, limit setting and breach management, and applicable risk policies. CMRC is co-chaired by the Global Head of Sales, Strategic Growth and Global Credit Finance and the Chief Financial Risk Officer;
•SRC oversees enterprise-wide strategic risk, which is defined as the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. The SRC is co-chaired by the CFO and the CRO; and
•TORC provides oversight and assesses the effectiveness of enterprise-wide technology and operational risk management programs. It also reviews areas of improvement to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the Chief Operating Officer and Chief Compliance and Operational Risk Officer.
Credit and Counterparty Risk Management
Core Policies and Principles
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, is unable or unwilling to repay borrowings or settle contractual transactions in accordance with underlying terms. Credit risk may occur in our business activities through traditional lending such as loans and standby letters of credit; in our investment securities portfolio; in direct or indemnified agency trading activities, such as foreign exchange, principal securities lending and indemnified agency securities lending, in our treasury operations through deposit placements and other cash balances held with central banks or private sector institutions, and in our custody business through overdrafts. Credit risk is also incurred in our day-to-day settlement operations.
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
The acceptance of credit risk by us is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty’s risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:
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
•Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the CC, a subcommittee of the CMRC. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority may be granted to individuals outside of ERM;
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
Our corporate policies and guidelines require that all extensions of credit are consistent with the bank’s standards, limit credit-related losses, and support our goal of maintaining a strong financial condition.
Structure and Organization
The Credit Risk group within ERM is responsible for the assessment, approval and monitoring of credit risk across our business. The group is managed centrally, has dedicated teams in a number of locations worldwide, and is responsible for related policies and procedures and our internal credit-rating systems and methodologies. In addition, the group, in conjunction with the business units, establishes measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual sectors, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, or at least annually.
In conjunction with other groups in ERM, the Credit Risk group is responsible for the design, implementation and oversight of our credit risk measurement and management systems, including data and assessment systems, quantification systems and the reporting framework.
Various key committees within our company are responsible for the oversight of credit risk and associated credit risk policies, systems and models. All credit-related activities are governed by our risk appetite framework and our credit risk guidelines, which define our general philosophy with respect to credit risk and the manner in which we control, manage and monitor such risks.
CMRC and CC have the primary responsibility for the oversight, review and approval of the credit risk guidelines and policies which are reviewed periodically, but at least annually.
The CC has responsibility for assigning credit authority and approving the largest and higher-risk extensions of credit to individual counterparties or groups of counterparties.
CMRC provides periodic updates to ERC and the RC of the Board.
Credit Ratings
We perform initial and ongoing reviews to exercise due diligence on the creditworthiness of our
State Street Corporation | 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
counterparties when conducting any business with them or approving any credit limits.
This due diligence process generally includes the assignment of an internal credit rating, which is determined by the use of internally developed and validated methodologies, scorecards and a 15-grade rating scale. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment; qualitative and quantitative inputs are captured in a replicable manner and, following a formal review and approval process, an internal credit rating based on our rating scale is assigned. We generally rate our counterparties individually, although some counterparties defined by us as low-risk are rated on a pooled basis. Credit ratings are reviewed and approved by the Credit Risk group or its delegates. We evaluate and rate the credit risk of our counterparties on an ongoing basis. To facilitate comparability across the portfolio, counterparties within a given sector are rated using a risk-rating tool developed for that sector.
Our risk-rating models are subject to periodic internal review and validation. The overall risk rating methodology is reviewed and approved by the CC on an annual basis.
Risk Parameter Estimates
Our internal risk-rating system promotes a clear and consistent approach to determining appropriate credit risk classifications for our credit counterparties and exposures. This allows us to track the changes in risk associated with these counterparties and exposures over time. This capability enhances our ability to calculate both risk exposures and capital, and enables better strategic decision-making across the organization.
More specifically, our internal risk rating system is used for the following purposes:
•The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for our products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;
•The automation of limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines and based on the counterparty’s PD;
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
Credit Risk Mitigation
We seek to limit our credit exposure and reduce any potential credit losses through the use of various types of credit risk mitigation. The Basel III final rule permits us to reflect the application of credit risk mitigation when it meets the standards outlined therein. Examples of forms of credit risk mitigation include a security interest in financial and non-financial assets (collateral), netting and guarantees. Where permissible, we apply the recognition of collateral, guarantees and netting to mitigate overall risk within our counterparty credit portfolio. While credit default swaps are permitted under the Basel III final rule, we do not actively use credit default swaps as a risk mitigation tool.
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
All types of collateral are assessed regularly by ERM, as is the basis on which the collateral is valued. Our assessment of collateral, including the ability to liquidate collateral in the event of a counterparty default, and also with regard to market values of collateral under a variety of hypothetical market conditions, is an integral component of our assessment of risk and approval of credit limits. We also seek to identify, limit and monitor instances of “wrong-way” risk, where a counterparty’s risk of default is positively correlated with the risk of our collateral eroding in value.
We maintain policies and procedures requiring that documentation used to collateralize a transaction is legal, valid, binding and enforceable in the relevant jurisdictions. We also conduct legal reviews to assess whether our documentation meets these standards on an ongoing basis.
Netting
Netting is a mechanism that allows institutions and counterparties to net offsetting exposures and payment obligations against one another through the use of qualifying master netting agreements. A master netting agreement allows for certain rights and remedies upon a counterparty default, including the right to net obligations arising under derivatives or other transactions under such agreement. In such an event, the netting of obligations would result in a single net claim owed by, or to, the counterparty. This is commonly referred to as “close-out netting,” and is pursued wherever possible. We may also enter into master agreements that allow for the netting of amounts payable on a given day and in the same currency, reducing our settlement risk. This is commonly referred to as “payment netting,” and is widely used in our foreign exchange activities.
As with collateral, we have policies and procedures in place to apply close-out and payment netting only to the extent that we have verified legal validity and enforceability of the master agreement. In the case of payment netting, operational constraints may preclude us from reducing settlement risk, notwithstanding the legal right to require the same under the master netting agreement. In the event we become unable, due to operational constraints, actions by regulators, changes in accounting principles, law or regulation (or related interpretations) or other factors, to net some or all of our offsetting exposures and payment obligations under those agreements, we would be required to gross up our assets and liabilities on our statement of condition and our calculation of RWA, accordingly. This would result in a potentially material change in our regulatory ratios, including LCR, and present increased credit, liquidity, asset and liability management and operational risks, some of which could be material.
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
The Credit Risk group routinely assesses the composition of our overall credit risk portfolio for alignment with our stated risk appetite. This assessment includes routine analysis and reporting of the portfolio, monitoring of market-based indicators, the assessment of industry trends and developments and regular reviews of concentrated risks. The Credit Risk group is also responsible, in conjunction with the business units, for defining the appetite for credit risk in the major sectors in which we have a concentration of business activities. These sector-level risk appetite statements, which include counterparty selection criteria and granular underwriting guidelines, are reviewed periodically and approved by either the CMRC or CC.
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
We maintain an active “surveillance list” for all counterparties. The surveillance list status denotes a concern with some aspect of a counterparty’s risk profile that warrants closer monitoring of the counterparty’s financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the surveillance list by ERM at its sole discretion.
Counterparties on the surveillance list generally correspond with the non-investment grade or near non-investment grade ratings established by the major independent credit-rating agencies. The surveillance list also includes any counterparties rated “Special Mention,” “Substandard,” “Doubtful” and “Loss.”
The Credit Risk group maintains primary responsibility for our surveillance list processes, and generates a quarterly report of all surveillance list counterparties. The surveillance list is formally reviewed at least on a quarterly basis, with participation from senior Credit Risk staff, and representatives from the business units and our corporate finance and legal groups as appropriate. These meetings include a review of individual surveillance list counterparties, together with credit limits and prevailing exposures, and are focused on actions to contain, reduce or eliminate the risk of loss to us. Identified actions are documented and monitored.
State Street Corporation | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Controls
The GCR function provides a separate level of surveillance and oversight over the integrity of our credit risk management processes, including the internal risk-rating system. GCR reviews counterparty credit ratings for all identified sectors on an ongoing basis. GCR is subject to oversight by the CMRC, and provides periodic updates to the ERC and RC of the Board.
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
In 2025, the allowance reflected the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and commercial loans. The allowance is inherently subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-K.
Liquidity Risk Management
Our liquidity framework contemplates areas of potential risk to our liquidity based on our activities, size and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators and perform routine liquidity stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally derives its liquidity from its customer deposit base, capital markets, wholesale funding and funding sources limited to banks, such as the federal funds market and the Federal Reserve’s discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in “Supervision and Regulation” in Business in this Form 10-K, cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next twelve-month period. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of December 31, 2025, the value of our Parent Company’s net liquid assets totaled $627 million, compared with $438 million as of December 31, 2024, excluding available liquidity through SSIF. As of December 31, 2025, we and State Street Bank had approximately $3.85 billion of senior notes or subordinated debentures outstanding that will mature in the next 12 months.
As a G-SIB, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory
State Street Corporation | 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Failure to satisfy these regulatory requirements could have a materially adverse affect on our business, financial condition or results of operations.
Governance
Global Treasury is responsible for our management of liquidity. This includes day-to-day management of our global liquidity position, development and monitoring of early warning indicators and key liquidity risk metrics, creation and execution of liquidity stress tests, evaluation and implementation of regulatory requirements, maintenance and execution of our contingency funding plan (CFP), and routine management reporting to ALCO, ERC and the RC of the Board.
Global Treasury Risk Management, part of ERM, provides separate oversight over the identification, communication and management of Global Treasury’s risks in support of our business strategy. Global Treasury Risk Management reports to the CRO. Global Treasury Risk Management’s responsibilities relative to liquidity risk management include the development and review of liquidity risk policies and guidelines, and development and monitoring of limits related to adherence to the liquidity risk guidelines and associated reporting.
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
•Stress testing includes internal and external liquidity stress testing to support our strategic liquidity risk management practices. Internal regular and ad hoc liquidity stress testing are performed under various severe but plausible scenarios at the consolidated level and at significant subsidiaries, including State Street Bank. These tests contemplate severe market and idiosyncratic events specific to us under various time horizons and severities. Tests contemplate the impact of material changes in key funding sources, credit ratings, additional collateral requirements, contingent uses of funding, systemic shocks to the financial markets and operational failures based on market and assumptions specific to us. These stress tests evaluate the required level of funding versus available sources in an adverse environment. In addition to internal stress testing performed, we also monitor and perform external regulatory stress testing through the LCR and NSFR. As stress testing contemplates potential forward-looking scenarios, results also serve as a trigger to activate specific liquidity stress levels and contingent funding actions.
•The contingency funding plan is designed to assist senior management with decision-making associated with any contingency funding response to a possible or actual crisis scenario. The CFP defines roles, responsibilities and management actions to be taken in the event of deterioration of our liquidity profile caused by either an event specific to us or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
Liquidity Risk Metrics
In managing our liquidity, we employ early warning indicators and metrics intended to detect emerging risks which may result in a liquidity stress, including changes in our stock price and spreads on our long-term debt. Additional metrics that are critical to the management of our consolidated statement of condition and monitored as part of our routine liquidity management include measures of our fungible cash position, purchased wholesale funds, unencumbered liquid assets, deposits and the total of investment securities and loans as a percentage of total client deposits.
State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of high quality liquid assets of cash and securities.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $91.35 billion for the quarter ended December 31, 2025, compared to $86.88 billion for the quarter ended December 31, 2024. The higher levels of average cash balances with central banks is a result of an increase in client deposits.
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
In addition to the investment securities included in our asset liquidity, we have other unencumbered investment securities and certain loans that we can pledge as collateral to access these various facilities. These additional assets are available sources of liquidity, although not as rapidly deployed as those already included in our asset liquidity.
The average fair value of total unencumbered securities was $82.79 billion for the quarter ended December 31, 2025, compared to $63.23 billion for the quarter ended December 31, 2024.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $35.70 billion and $34.19 billion and standby letters of credit totaling $0.57 billion and $0.91 billion as of December 31, 2025 and 2024, respectively. These amounts do not reflect the value of any collateral. As of
December 31, 2025, approximately 70% of our unfunded commitments to extend credit and 35% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in “Supervision and Regulation” in Business in this Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both December 31, 2025 and 2024, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset Liquidity,” State Street Bank’s membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. We had $3.5 billion and $9.8 billion outstanding of FHLB funding as of December 31, 2025 and 2024, respectively. These outstanding borrowings have initial maturities of approximately 12 months and are recorded in other short-term borrowings in the consolidated statement of condition.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.84 billion and $3.68 billion as of December 31, 2025 and 2024, respectively.
Long-Term Funding
State Street Corporation | 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On January 27, 2025, we redeemed $500 million aggregate principal amount of 4.857% fixed-to-floating rate senior notes due 2026.
On February 6, 2025, we redeemed $300 million aggregate principal amount of 1.746% fixed-to-floating rate senior notes due 2026.
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
On November 4, 2025, we redeemed $500 million aggregate principal amount of 5.751% fixed-to-floating rate senior notes due 2026.
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment grade ratings as measured by major credit rating agencies.

TABLE 25: CREDIT RATINGS
As of December 31, 2025
	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Senior debt	A	Aa3	AA-
Subordinated debt	A-	A2	A
Junior subordinated debt	BBB	A3	NR
Preferred stock	BBB	Baa1	BBB+
Outlook	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa1	AA+
Senior debt/Long-term issuer	AA-	Aa2	AA
Subordinated debt	A	Aa3	NR
Outlook	Stable	Stable	Stable
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
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 26: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2025.

TABLE 26: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
December 31, 2025	Payments Due by Period
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt(1)(2)	$3,846	$6,590	$5,775	$8,810	$25,021
Operating leases	174	290	184	410	1,058
Finance lease and equipment financing obligations(2)	34	58	22	—	114
Total contractual cash obligations	$4,054	$6,938	$5,981	$9,220	$26,193

(1) Long-term debt excludes finance lease and equipment financing obligations which are presented as a separate line item.
(2) Additional information about contractual cash obligations related to long-term debt and operating and finance leases is provided in Notes 9 and 20 to the consolidated financial statements in this Form 10-K.
Total contractual cash obligations shown in Table 26: Long-Term Contractual Cash Obligations do not include:
•Obligations which will be settled in cash, primarily in less than one year, such as client deposits, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, securities sold under repurchase agreements and other short-term borrowings is provided in Note 8 to the consolidated financial statements in this Form 10-K.
•Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2025 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements in this Form 10-K. We have obligations under pension and other post-retirement benefit plans, with additional information provided in Note 19 to the consolidated financial statements in this Form 10-K, which are not included in Table 26: Long-Term Contractual Cash Obligations.

TABLE 27: OTHER COMMERCIAL COMMITMENTS
	Duration of Commitment as of December 31, 2025
(In millions)	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total amounts committed(1)
Indemnified securities financing	$371,968	$—	$—	$—	$371,968
Unfunded credit facilities	23,116	7,913	4,638	30	35,697
Standby letters of credit	201	326	42	—	569
Purchase obligations(2)	415	524	230	142	1,311
Total commercial commitments	$395,700	$8,763	$4,910	$172	$409,545

(1) Total amounts committed reflect participations to independent third parties, if any.
(2) Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.
Additional information about the commitments presented in Table 27: Other commercial commitments, except for purchase obligations, is provided in Note 12 to the consolidated financial statements in this Form 10-K.
State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operational Risk Management
Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. This definition excludes strategic and reputational risk.
In providing an array of products and services, we are exposed to operational risk. Operational risk may result from, but is not limited to, errors relating to transaction processing, breaches of internal control systems, or business interruption due to system failures or other events. Operational risk also includes potential legal or regulatory actions that could arise as a byproduct of our failure to maintain and execute an adequate system of internal control. In the case of an operational risk event, we could suffer financial loss and potential regulatory action, as well as reputational damage.
Unforeseen external events, including natural disasters, terrorist attacks, pandemics, global conflicts, volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy of the United States and of other nations, ongoing conflicts in Ukraine and in the Middle East and the recent shutdown of the U.S. federal government) may result in stress on the operating environment and increase operational risk.
Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that we fail to properly exercise our fiduciary duties in our provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations.
Operational risk is inherent in the performance of investment servicing and investment management activities on behalf of our clients. Whether it be fiduciary risk, risk associated with execution and processing or other types of operational risk, a consistent, transparent and effective operational risk framework is key to identifying, monitoring and managing operational risk. To mitigate these risks, we have established policies, procedures, internal control standards and an operational risk framework. Controls are designed to manage operational risk at levels appropriate to our business model, the business environment and the markets in which we operate taking into account factors such as regulation and competition.
The organizational framework for operational risk is based on risk management activities comprising:
•Governance: We have established governance structures to oversee and assess our operational risk management activities and our operational risk policy;
•Accountability: Business managers are responsible for maintaining an effective system of internal controls commensurate with their risk profiles and in accordance with State Street policies and procedures. Operational risk management is the second line function responsible for developing risk management policies and tools for assessing, measuring and monitoring operational risk; and
•Operational Risk Management Framework: An established operational risk management framework supports and drives the identification, assessment, mitigation, control and monitoring, and reporting of operational risk.
Governance
Our Board is responsible for the approval and oversight of our overall operational risk policy.
The operational risk policy establishes our approach to our management of operational risk across our business. The policy identifies the responsibilities of individuals and committees charged with oversight of the management of operational risk, and articulates a broad mandate that supports implementation of the operational risk framework.
Executive management manages and oversees our operational risk through membership on risk management committees, including TORC and its subcommittee, the Operational Risk and Controls Committee, each of which ultimately reports to a committee of the Board.
The Operational Risk and Controls Committee, chaired by the Head of Operational Risk Management, oversees the operational risk framework and policies, reviews and monitors program outputs and metrics, and monitors resolution of significant operational risk matters.
Accountability
Accountability for managing operational risk spans the first and second lines of defense:
•The Chief Compliance and Operational Risk Officer, a member of the CRO’s executive management team, leads ERM’s corporate ORM group. ORM is responsible for developing risk management policies and tools for assessing, measuring, monitoring and managing operational risk. The ORM function includes risk oversight of all lines of business and functions; and
•Business Managers are responsible for managing day to day operations, maintaining an effective system of internal controls and
State Street Corporation | 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
managing operational risks within risk appetite in its normal course of business.
Corporate Audit, as a third line of defense, performs separate reviews of the application of operational risk management practices and methodologies utilized across our business.
Operational Risk Management Framework
The operational risk management framework has been established in a structured manner to drive the identification, assessment, mitigation, control and monitoring, and reporting of operational risk. Operational risk management framework includes key elements such as risk and control self-assessment, capital analysis, monitoring and reporting and documentation and guidelines. These framework components are described below.
Risk and Control Self-Assessment
The objective of the risk and control self-assessment program is to proactively identify, assess and manage operational risks and related controls associated with day-to-day operations. A key component of understanding how risks are managed is to understand the effectiveness of controls. Effectiveness of controls is concluded through testing, both internal and external, business control assurance activities and self-assessments along with other control function reviews, such as a SOX testing program.
Capital Analysis
The primary measurement tool used to quantify operational risk capital and RWA related to operational risk under the advanced approaches is the loss distribution approach (LDA) model. Such required capital and RWA totaled $4.13 billion and $51.64 billion, respectively, as of December 31, 2025, compared to $3.95 billion and $49.35 billion, respectively, as of December 31, 2024; refer to the “Capital” section in “Financial Condition,” of this Management’s Discussion and Analysis.
The LDA model incorporates the three required operational risk elements described below:
•Internal loss event data is collected from across our business in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events;
•External loss event data from other financial institutions supplements our internal loss data pool with respect to loss event severity; and
•Business environment and internal control factors are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk.
Monitoring and Reporting
The objective of risk monitoring is to proactively monitor the changing business environment and corresponding operational risk exposure. It is achieved through monitoring tools that are designed to help us understand changes in the business environment, internal control factors, risk metrics, risk assessments, exposures and operating effectiveness, as well as details of loss events and progress on risk initiatives implemented to mitigate potential risk exposures.
Operational risk reporting is intended to provide transparency, thereby enabling management to manage risk, provide oversight and escalate issues in a timely manner. It is designed to allow the business units, executive management, and the Board’s control functions and committees to gain insight into activities that may result in risks and potential exposures.
Documentation and Guidelines
Documentation and guidelines allow for consistency and repeatability of the various processes that support the operational risk framework across our business.
Operational risk guidelines document our practices and describe the key elements in a business unit’s operational risk management program. The purpose of the guidelines is to set forth and define key operational risk terms, provide further detail on our operational risk programs, and detail the business units’ responsibilities to identify, assess, measure, monitor and report operational risk. The guideline supports our operational risk policy.
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
The principal technology risks within our risk policy and risk appetite framework include:
•Third party risk;
•Business disruption and technology resiliency risk;
•Technology change management risk;
•Cyber and information security risk;
State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Technology asset and configuration risk; and
•Technology obsolescence risk.
Governance
Our Board is responsible for the approval and oversight of our overall technology risk framework and program. It does so through the TOPS, which reviews and approves our risk policy and appetite framework annually as well as our cybersecurity policy and related standards.
Our risk policy establishes the approach to management of technology risk across our businesses. The policy identifies the responsibilities of individuals and committees charged with oversight of the management of technology risk and articulates a broad mandate that supports implementation of the risk framework.
Risk control functions in the business are responsible for adopting and executing the risk framework and reporting requirements. They do this, in part, by developing and maintaining an inventory of critical applications and supporting infrastructure, as well as identifying, assessing and measuring technology risk. They are also responsible for monitoring and evaluating risk on a continual basis using key risk indicators, risk reporting and adopting appropriate risk responses to risk issues.
Enterprise Technology Risk Management (ETRM) is the separate risk function responsible for the technology risk management oversight and appetite, and technology risk framework development and execution. ETRM also performs overall technology risk monitoring and reporting to the Board, and provides a separate view of the technology risk posture to executive leadership.
We manage technology risks by:
•Coordinating various risk assessment and risk management activities, including ERM operational risk programs;
•Establishing, through TORC and TOPS of the Board, the enterprise level technology risk and cyber risk appetite and limits;
•Producing enterprise level risk reporting, aggregation, dashboards, profiles and risk appetite statements;
•Validating appropriateness of reporting of information technology and cybersecurity risks and risk acceptance to senior management risk committees and the Board;
•Promoting a strong technology and cybersecurity risk culture through communication;
•Serving as an escalation and challenge point for risk policy guidance, expectations and clarifications;
•Assessing effectiveness of key enterprise information technology and cybersecurity risks, including adoption of emerging technologies and internal control remediation programs; and
•Providing risk oversight, challenge and monitoring for the Enterprise Business Continuity Services function and Third Party Management program, including the collection of risk appetite, metrics and key risk indicators, and reviewing issue management processes and consistent program adoption.
Cybersecurity Risk Management
Cybersecurity risk is managed as part of our overall information technology risk as outlined above. For additional information about our cybersecurity risk management program, refer to Item 1C in this Form 10-K.
The TORC assesses and manages the effectiveness of our cybersecurity program, which is overseen by the TOPS of our Board. The TOPS receives regular cybersecurity updates throughout the year and is responsible for reviewing and approving the policy on an annual basis.
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
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients’ requirements and market volatility and our execution against those factors.
We engage in trading activities primarily to support our clients’ needs and to contribute to our overall corporate earnings and liquidity. In connection with certain of these trading activities, we enter into a variety of derivative financial instruments to support our clients' needs and to manage our interest rate and currency risk. These activities are generally intended to generate foreign exchange trading services revenue and to manage potential earnings
State Street Corporation | 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.
Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients often enter into foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward and option contracts in support of these client needs, and act as a dealer in the currency markets.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange options and interest rate swaps, interest rate forward contracts and interest rate futures. As of December 31, 2025, the notional amount of these derivative contracts was $2.92 trillion, of which $2.78 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. The RC of the Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The Trading and Markets Risk Committee, a subcommittee of the previously described CMRC (refer to “Risk Committees”), oversees all market risk-taking activities across our business associated with trading. The TMRC, which reports to the CMRC, is composed of members of ERM, our State Street Markets business and our Global Treasury group, other control functions, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge. The TMRC meets regularly to monitor the management of our trading market risk activities.
Our business units identify, manage and are responsible for the market risks inherent in their businesses. A dedicated market risk management group within ERM, and other groups within ERM, work with those business units to assist them in the identification, assessment, monitoring, management and control of market risk, and assist business unit managers with their market risk management and measurement activities. ERM provides an additional line of oversight, support and coordination designed to promote the consistent identification, measurement and management of market risk across business units, separate from those business units’ discrete activities.
The ERM market risk management group is responsible for the management of corporate-wide market risk, the monitoring of key market risks and the development and maintenance of market risk management policies, guidelines and standards aligned with our corporate risk appetite. This group also establishes and approves market risk tolerance limits and trading authorities based on, but not limited to, market risk measures such as notional amounts, sensitivities, VaR and stress. Such limits and authorities are specified in our trading and market risk guidelines which govern our management of trading market risk.
Risk Appetite
Our corporate market risk appetite is specified in policy statements that outline the governance, responsibilities and requirements surrounding the identification, measurement, analysis, management and communication of market risk arising from our trading activities. These policy statements also set forth the market risk control framework designed to monitor, support, manage and control this portion of our risk appetite. All groups involved in the management and control of market risk associated with trading activities are required to comply with the qualitative and quantitative elements of these policy statements. Our trading market risk control framework is composed of the following:
•A trading market risk management process led by ERM, separate from the business units’ discrete activities;
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
•Use of back-testing as a diagnostic tool to assess the accuracy of VaR models and other risk management techniques; and
•An approval process for new products that requires market risk teams to assess trading-related market risks and apply risk tolerance limits to proposed new products and business activities.
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
The TMRC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits are designed to mitigate undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the RC of the Board.
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” A covered position is generally defined by the U.S. Agencies as an on- or off-balance sheet position associated with the organization’s trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. All FX and commodity positions are considered covered positions, regardless of the accounting treatment they receive.
Our covered positions consist primarily of the trading portfolios held by our State Street Markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as foreign exchange spot, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures and interest rate futures. New activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our trading and market risk guidelines.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous 12-month periods that reflect significant financial stress. The stressed VaR model is designed to identify the second-worst outcome occurring in the worst continuous one-year rolling period since July 2007. This stressed VaR meets the regulatory requirement as the rolling ten-day period with an outcome that is worse than 99% of other outcomes during that 12-month period of financial
State Street Corporation | 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. Our historical dataset encompasses multiple periods of significant market stress, including major global financial disruptions and episodes of heightened volatility across foreign exchange, credit, equity, and debt markets. As the historical data set used to determine the stress period expands over time, future market stress events will be incorporated.
Stress Testing
We have a corporate-wide stress testing program in place that incorporates techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve’s DFAST process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest rate risk and volatility risk).
Stress testing results and limits are actively monitored on a daily basis by ERM and reported to the TMRC. Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
As each of the historical stress events is associated with a different time horizon, in some instances we normalize results by scaling down the longer horizon events to a ten-day horizon and keeping the shorter horizon events (i.e., events that are shorter than ten days) at their original terms. We also conduct sensitivity analysis daily to calculate the impact of a large predefined shock in a specific risk factor or a group of risk factors on our current portfolio. These predefined shocks include parallel and non-parallel yield curve shifts and foreign exchange spot and volatility surface shifts. In a parallel shift scenario, we apply a constant factor shift across all yield curve tenors. In a non-parallel shift scenario, we apply different shock levels to different tenors of a yield curve, rather than shifting the entire curve by a constant amount. Non-parallel shifts include steepening, flattening and butterflies.
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual P&L outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and NII, as well as estimated revenue from intraday trading.
Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intraday activity.
We experienced no back-testing exceptions in 2025 and one back-testing exception in 2024. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
State Street Corporation | 98

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. This outcome analysis includes back-testing, which compares the VaR model’s predictions to actual outcomes using out-of-sample information. Consistent with regulatory guidance, the back-testing compared a “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.
Market Risk Reporting
Our ERM market risk management group is responsible for market risk monitoring and reporting. We use a variety of systems and controlled market feeds from third-party services to compile data for several daily, weekly and monthly management reports.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2025 and 2024, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 28: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2025			As of December 31, 2025	Year Ended December 31, 2024			As of December 31, 2024
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
State Street Markets	$8,157	$21,806	$4,001	$5,526	$13,909	$31,813	$6,253	$12,890
Global Treasury	3,478	8,943	571	4,302	2,268	8,332	468	2,451
Diversification	(3,220)	(8,942)	(2)	(4,451)	(2,056)	(7,807)	(276)	(2,851)
Total VaR	$8,415	$21,807	$4,570	$5,377	$14,121	$32,338	$6,445	$12,490

TABLE 29: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2025			As of December 31, 2025	Year Ended December 31, 2024			As of December 31, 2024
(In thousands)	Average	Maximum	Minimum	VaR	Average	Maximum	Minimum	VaR
State Street Markets	$45,578	$94,077	$20,392	$55,492	$44,313	$72,735	$16,172	$41,379
Global Treasury	12,067	32,666	5,363	12,475	8,522	23,717	3,943	7,790
Diversification	(10,761)	(29,355)	(4,479)	(14,479)	(7,581)	(22,417)	(1,257)	(4,580)
Total Stressed VaR	$46,884	$97,388	$21,276	$53,488	$45,254	$74,035	$18,858	$44,589

The average and period-end stressed VaR-based measures were approximately $47 million and $53 million, respectively, for the year ended December 31, 2025, compared to approximately $45 million and $45 million, respectively, for the year ended December 31, 2024. The increase in average stressed VaR was primarily attributed to higher interest rate risk, with a greater variability observed in daily stressed VaR outcomes.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2025 and 2024, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2025			Year Ended December 31, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$5,045	$3,938	$225	$3,474	$10,422	$180
Global Treasury	3,339	2,897	—	409	2,505	—
Diversification	(4,334)	(2,210)	—	(388)	(2,920)	—
Total VaR	$4,050	$4,625	$225	$3,495	$10,007	$180
State Street Corporation | 99

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	Year Ended December 31, 2025			Year Ended December 31, 2024
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$12,135	$76,853	$519	$7,357	$43,800	$518
Global Treasury	11,168	6,627	—	6,246	7,202	—
Diversification	(12,982)	(7,941)	—	(5,017)	(8,671)	—
Total Stressed VaR	$10,321	$75,539	$519	$8,586	$42,331	$518

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 32, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2025 and 2024. Our baseline rate forecast as of December 31, 2025 was generally consistent with common market expectations for global central bank actions at that point in time, which implied that rate cuts will continue in 2026.

TABLE 32: KEY INTEREST RATES FOR BASELINE FORECASTS
	December 31, 2025			December 31, 2024
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	3.75%	2.00%	4.17%	4.50%	3.00%	4.57%
12-month forward rates	3.00	2.00	4.23	4.00	1.75	4.59

(1) ECB deposit facility rate.
In Table 33: Net Interest Income Sensitivity, we report the expected change in NII over the next twelve months from instantaneous 100 basis point shocks to various tenors on the yield curve relative to our baseline rate forecast, including the impacts from U.S. and non-U.S. rates. Each scenario assumes no management action is taken to mitigate the adverse effects of changes in interest rates on our financial performance. While investment securities balances and composition can fluctuate with the level of rates as prepayment assumptions change, for purposes of this analysis our deposit balances and mix are assumed to remain consistent with the baseline forecast. The results of these scenarios should not be extrapolated for other (e.g., more severe) shocks as the impact of interest rate shocks may not be linear. In lower rate scenarios, the full impact of the shock is realized for all currencies even if the result is negative interest rates.

TABLE 33: NET INTEREST INCOME SENSITIVITY
	December 31, 2025			December 31, 2024
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$82	$236	$318	$19	$292	$311
–100 bps shock	(84)	(218)	(302)	(16)	(254)	(270)
Steeper yield curve:
+100 bps shift in long-end rates(1)	12	16	28	28	22	50
-100 bps shift in short-end rates(1)	(67)	(202)	(269)	13	(233)	(220)
Flatter yield curve:
+100 bps shift in short-end rates(1)	67	220	287	(9)	270	261
-100 bps shift in long-end rates(1)	(23)	(16)	(39)	(29)	(22)	(51)

(1) The short end is 0-3 months. The long end is 5 years and above. Interim term points are interpolated.
State Street Corporation | 100

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to December 31, 2024, our USD balance sheet’s NII asset sensitivity has increased, primarily due to higher client deposit balances and a lower investment portfolio duration. Our non-USD NII asset sensitivity has reduced compared to December 31, 2024, primarily due to interest rate hedging activity.
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

TABLE 34: ECONOMIC VALUE OF EQUITY SENSITIVITY
	As of December 31,
(In millions)	2025	2024
Rate change:	Benefit (Exposure)
+200 bps shock	$(756)	$(1,024)
–200 bps shock	452	1,205
As of December 31, 2025, EVE sensitivity remains exposed to upward shifts in interest rates. Compared to December 31, 2024, our sensitivity has reduced, primarily driven by a decrease in investment portfolio duration.
Both NII sensitivity and EVE sensitivity are routinely monitored as market conditions change. For additional information about our Asset and Liability Management Activities, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Management.”
Model Risk Management
State Street uses models to support its financial decision-making and business activities. Model risk is the potential for adverse outcomes due to incorrectly implemented or misused model outputs. Model Risk Management (MRM) is a separate control function within Enterprise Risk Management (ERM) responsible for specifying and maintaining the firmwide MRM policy and framework designed to monitor and control model risk within our risk appetite.
The MRM framework includes:
•Model risk governance that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, monitors compliance, and reports regularly to relevant internal committees and the Board of Directors on the overall degree of model risk across the firm;
•Model development standards that focus on conceptual soundness and computational accuracy, data quality, robustness, stability, and sensitivity to assumptions; and
•Model validation standards designed to verify that models are conceptually sound, are computationally accurate, are performing as expected, and are in line with their intended use, and evaluate the level of model risk for each model by considering the model’s materiality, usage, performance, and sufficiency of compensating controls among other factors.
The MRM function is further responsible for model identification.
Governance
Models used in the regulatory capital calculation can only be deployed for use after undergoing a model validation by ERM’s MRM group. The model validation results and/or a decision by the MRC, a subcommittee of TORC, must permit model usage or the model may not be used.
ERM’s MRM group is responsible for defining the corporate-wide model risk management framework and maintaining policies that are designed to achieve the framework’s objectives. All regulatory capital calculation models, including any artificial intelligence and machine learning models, must comply with the model risk management framework and corresponding policies. The group is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model identification, model validation, model risk reporting, model performance monitoring, tracking of new model development status and committee-level review and challenge.
The MRC, which is composed of senior managers representing MRM along with functional areas and business units provides guidance and oversight to the MRM function.
Model Development and Ongoing Monitoring
Models are developed under guidelines governing data sourcing, methodology selection and model integrity testing. Model development includes a statement of purpose to align development with intended use. It may also include a comparison of alternative approaches to promote a sound modeling approach.
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
Model Validation
MVG is part of MRM within ERM and performs model validations and reviews. MVG is independent, as contemplated by applicable bank regulatory requirements, of both the developers and users of the models. MVG validates models through an evaluation process that assesses the appropriateness, accuracy, and suitability of data inputs, methodologies, documentation, assumptions, and processing code. Model validation also encompasses an assessment of model performance, sensitivity, and robustness, as well as a model’s potential limitations given its particular assumptions or deficiencies. Based on the results of its review, MVG issues a model use decision and may require remedial actions and/or compensating controls on model use. MVG also maintains a model risk rating system, which assigns a risk rating to each model based on an assessment of a model’s inherent and residual risks. These ratings aid in the understanding and reporting of model risk across the model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts a model validation and issues a model use decision. MVG communicates their result as one of the following three outcomes: “Approved,” “Approved with conditions,” or “Not Approved”. There are three ways in which a model can be deemed “Not approved for Use” given a validation: 1) the aggregation of the model scoring within MRM’s model risk rating system is poor enough to result in a “high” rating, 2) the scoring of one or more model risk rating system element(s) is deemed “critical” resulting in an automatic “high” rating irrespective of the other elements as the “critical” element(s) undermines the model, or 3) the remediation action is not properly taken by the due date resulting in a severe compliance breach that undercuts the model rating. Second, these decisions may be reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk may be escalated to and reviewed by TORC. MRM also reports regularly on model risk issues to the ERC and Board.
Strategic Risk Management
We define strategic risk as the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions or lack of responsiveness to changes in the industry and operating environments. Strategic risks are influenced by changes in the competitive environment; decline in market performance or changes in our business activities; as well as by the potential secondary impacts of reputational risks, not already captured as market, interest rate, credit, operational, model or liquidity risks. We incorporate strategic risk into our assessment of our business plans and risk and capital management processes. Management of strategic risk is an integral component of all aspects of our business.
Strategic risk is managed with a long-term focus, including through oversight of the strategic plan by executive management and the Board, as well as oversight for material transformation and change initiatives, including new business and product proposals. The potential impacts of strategic risk are difficult to quantify, but we assess these through the lens of historical earnings volatility, scenario analysis and stress-testing, and management judgment, among others. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
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
In connection with the focus on our key risks, each stress test incorporates idiosyncratic loss events tailored to our unique risk profile and business activities. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank. Over the past few years, stress scenarios have included a deep recession in the United States, including impacts from the COVID-19 pandemic, a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
The Federal Reserve requires bank holding companies with total consolidated assets of $50 billion or more, which includes us, to submit a capital plan on an annual basis. The Federal Reserve uses its annual DFAST process, which incorporates hypothetical financial and economic stress scenarios, to review those capital plans and assess whether banking organizations have capital planning processes that account for idiosyncratic risks and provide for sufficient capital to continue operations throughout times of economic and financial stress. As part of its supervisory stress test process, the Federal Reserve assesses each organization’s capital adequacy, capital planning process and plans to
State Street Corporation | 103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
distribute capital, such as dividend payments or stock purchase programs. Management and Board risk committees review, challenge and approve supervisory stress test results and assumptions before submission to the Federal Reserve.
Through the evaluation of our capital adequacy and/or future performance under adverse conditions, the stress testing process provides us important insights for capital planning, risk management and strategic decision-making.
Governance
In order to support integrated decision-making, we have identified three management elements to aid in the compatibility and coordination of our CAP:
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
The ERC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, ERC approves our balance sheet strategy and related activities. The RC of the Board assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved annually by the RC of the Board.
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
Additional information about G-SIBs is provided under “Regulatory Capital Adequacy and Liquidity
Standards” in “Supervision and Regulation” in Business in this Form 10-K.
Regulatory Capital
We and State Street Bank are subject to the U.S. Basel III framework. We are also subject to the final market risk capital rule issued by the U.S. Agencies.
The Basel III rule provides two frameworks for monitoring capital adequacy: the “standardized approach” and the “advanced approaches”, applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for on and certain off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of credit risk RWA, and the Advanced Measurement Approach used for the calculation of operational risk RWA.
As required by the Dodd-Frank Act enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a “capital floor,” also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and the standardized approach. Under the advanced approaches, we and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
The SCB replaced, under the standardized approach, the CCB with a buffer calculated as the difference between the institution’s starting and lowest projected CET1 ratios under the DFAST severely adverse scenario plus planned common stock dividend payments (as a percentage of RWA) from the fourth through seventh quarter of the DFAST planning horizon. The SCB requirement can be no less than 2.5% of RWA. Breaching the SCB or other regulatory buffer or surcharge will limit a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers.
Our SCB requirement remains at 2.5% for the period from October 1, 2025 through September 30, 2026, based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until 2027.
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
Our current G-SIB surcharge, through December 31, 2026, is 1.0%. The finalization of the data as of December 31, 2025, which will be used to calculate our G-SIB surcharge through December 31, 2027, is currently pending.
To maintain the status of the Parent Company as a financial holding company, we and our IDI subsidiaries are required, among other requirements, to be “well capitalized” as defined by Regulation Y and Regulation H.
The market risk capital rule requires us to use internal models to calculate daily measures of VaR, which reflect general market risk for certain of our trading positions defined by the rule as “covered positions,” as well as stressed-VaR measures to supplement the VaR measures. The rule also requires a public disclosure composed of qualitative and quantitative information about the market risk associated with our trading activities and our related VaR and stressed-VaR measures. The qualitative and quantitative information required by the rule is provided under “Market Risk Management” included in this Management’s Discussion and Analysis.
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
State Street Corporation | 105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 35: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders’ equity:
Common stock and related surplus			$11,209	$11,209	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			31,392	31,392	29,582	29,582	16,401	16,401	15,977	15,977
Accumulated other comprehensive income (loss)			(1,043)	(1,043)	(2,100)	(2,100)	(815)	(815)	(1,805)	(1,805)
Treasury stock, at cost			(17,276)	(17,276)	(16,198)	(16,198)	—	—	—	—
Total			24,282	24,282	22,510	22,510	28,919	28,919	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,921)	(8,921)	(8,320)	(8,320)	(8,342)	(8,342)	(8,054)	(8,054)
Other adjustments(1)			(549)	(549)	(391)	(391)	(419)	(419)	(278)	(278)
Common equity tier 1 capital			14,812	14,812	13,799	13,799	20,158	20,158	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,371	18,371	16,615	16,615	20,158	20,158	19,173	19,173
Qualifying subordinated long-term debt			1,872	1,872	1,861	1,861	524	524	530	530
Adjusted allowance for credit losses			18	203	—	183	18	203	—	183
Total capital			$20,261	$20,446	$18,476	$18,659	$20,700	$20,885	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$60,594	$125,138	$63,252	$124,281	$56,438	$121,747	$57,883	$121,785
Operational risk(3)			51,638	NA	49,350	NA	50,025	NA	47,538	NA
Market risk			2,125	2,125	2,000	2,000	2,125	2,125	2,000	2,000
Total risk-weighted assets			$114,357	$127,263	$114,602	$126,281	$108,588	$123,872	$107,421	$123,785

Capital Ratios:	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2024 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.0%	11.6%	12.0%	10.9%	18.6%	16.3%	17.8%	15.5%
Tier 1 capital	9.5	9.5	16.1	14.4	14.5	13.2	18.6	16.3	17.8	15.5
Total capital	11.5	11.5	17.7	16.1	16.1	14.8	19.1	16.9	18.3	16.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.Our SCB requirement remains at 2.5% for the period from October 1, 2025 through September 30, 2026, based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until 2027.
NA Not applicable
Our CET1 capital increased $1.01 billion as of December 31, 2025 compared to December 31, 2024, under both the advanced approaches and standardized approach, primarily due to an increase in net income and improved AOCI, partially offset by dividends declared and common share repurchases.
Our Tier 1 capital increased $1.76 billion as of December 31, 2025 compared to December 31, 2024 under both the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in 2025.
Our Tier 2 capital remained relatively flat as of December 31, 2025 compared to December 31, 2024, under the advanced approaches and standardized approach.
Total capital increased $1.79 billion as of December 31, 2025 compared to December 31, 2024, under the advanced approaches and standardized approach, due to the increase in CET1 capital and net issuance of preferred stock in 2025.
State Street Corporation | 106

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the years ended December 31, 2025 and 2024.

TABLE 36: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December, 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,799	$13,799	$12,971	$12,971
Net income	2,945	2,945	2,687	2,687
Changes in treasury stock, at cost	(1,078)	(1,078)	(1,173)	(1,173)
Dividends declared	(1,135)	(1,135)	(1,062)	(1,062)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(601)	(601)	150	150
Accumulated other comprehensive income (loss)(1)	1,057	1,057	254	254
Other adjustments(1)	(175)	(175)	(28)	(28)
Changes in common equity tier 1 capital	1,013	1,013	828	828
Common equity tier 1 capital balance, end of period	14,812	14,812	13,799	13,799
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	16,615	16,615	14,947	14,947
Changes in common equity tier 1 capital	1,013	1,013	828	828
Net issuance (redemption) of preferred stock	743	743	840	840
Changes in tier 1 capital	1,756	1,756	1,668	1,668
Tier 1 capital balance, end of period	18,371	18,371	16,615	16,615
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,861	2,044	1,870	2,020
Net issuance (redemption) and changes in long-term debt qualifying as tier 2 capital	11	11	(9)	(9)
Changes in allowance for credit losses	18	20	—	33
Changes in tier 2 capital	29	31	(9)	24
Tier 2 capital balance, end of period	1,890	2,075	1,861	2,044
Total capital:
Total capital balance, beginning of period	18,476	18,659	16,817	16,967
Changes in tier 1 capital	1,756	1,756	1,668	1,668
Changes in tier 2 capital	29	31	(9)	24
Total capital balance, end of period	$20,261	$20,446	$18,476	$18,659

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced approaches and standardized approach RWA for the years ended December 31, 2025 and 2024.

TABLE 37: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches December 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2025	Basel III Standardized Approach December 31, 2024
Total risk-weighted assets, beginning of period	$114,602	$107,453	$126,281	$111,703
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(234)	(585)	(10)	(1,000)
Net increase (decrease) in loans and overdrafts	(1,467)	919	1,008	2,241
Net increase (decrease) in securitization exposures	630	628	595	592
Net increase (decrease) in repo-style transaction exposures	324	(558)	4,302	2,968
Net increase (decrease) in over-the-counter derivatives exposures(1)	(1,731)	2,595	(7,660)	10,778
Net increase (decrease) in all other(2)	(180)	(957)	2,622	(526)
Net increase (decrease) in credit risk-weighted assets	(2,658)	2,042	857	15,053
Net increase (decrease) in market risk-weighted assets	125	(475)	125	(475)
Net increase (decrease) in operational risk-weighted assets	2,288	5,582	NA	NA
Total risk-weighted assets, end of period	$114,357	$114,602	$127,263	$126,281

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks and equity exposures.
NA Not applicable.
State Street Corporation | 107

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2025, total advanced approaches RWA decreased $0.25 billion compared to December 31, 2024, mainly due to lower derivatives RWA driven by lower market volatility and lower loans and overdrafts RWA driven by change in loan portfolio mix, largely offset by higher operational risk RWA.
As of December 31, 2025, total standardized approach RWA increased $0.98 billion compared to December 31, 2024, mainly reflecting higher repo-style transaction RWA driven by increased volumes, higher other RWA driven by increased cash balances, and higher loans and overdrafts RWA driven by increased balances, largely offset by lower derivatives RWA driven by lower market volatility.
The regulatory capital ratios as of December 31, 2025, presented in Table 35: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches based ratios reflect calculations and determinations with respect to our capital and related matters as of December 31, 2025, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
As a U.S. G-SIB, we are subject to a minimum SLR of 3%, and are also subject to eSLR standards, comprising a 2% SLR buffer at the holding company (in order to avoid limitations on distributions to shareholders and discretionary bonus payments to certain executives) and a 3% SLR buffer at State Street Bank (in order to be considered “well capitalized” under the Federal Reserve’s prompt corrective action framework). If we do not maintain the 2% buffer at the holding company, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
On November 25, 2025, the U.S. Agencies jointly adopted the eSLR Final Rule amending the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The final rule is effective April 1, 2026, with the option for firms to adopt the modified standards early, effective January 1, 2026. The final rule replaces the current eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIB’s Method 1 capital surcharge, with the buffer for IDI subsidiaries capped at 1%. Conforming changes were also made to the TLAC and LTD requirements. We adopted the modified standards effective January 1, 2026.
The eSLR Final Rule is not expected to materially impact our total leverage-based capital, which already benefits from the custody bank
State Street Corporation | 108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
exemption for central bank placements in the SLR denominator from Section 402 of the EGRRCPA. Changes to the TLAC and LTD requirements may have limited implications for us, but, are not expected to change our management of TLAC or LTD.

TABLE 38: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	December 31, 2025	December 31, 2024
State Street:
Tier 1 capital	$18,371	$16,615
Average assets	342,448	327,181
Less: adjustments for deductions from tier 1 capital and other	(9,470)	(8,711)
Adjusted average assets for tier 1 leverage ratio	332,978	318,470
Additional SLR exposure	43,235	38,659
Adjustments for deductions of qualifying central bank deposits	(91,545)	(87,496)
Total assets for SLR	$284,668	$269,633
Tier 1 leverage ratio(1)	5.5%	5.2%
Supplementary leverage ratio	6.5	6.2

State Street Bank(2):
Tier 1 capital	$20,158	$19,173
Average assets	336,795	323,086
Less: adjustments for deductions from tier 1 capital and other	(8,761)	(8,332)
Adjusted average assets for tier 1 leverage ratio	328,034	314,754
Additional SLR exposure	43,346	40,299
Adjustments for deductions of qualifying central bank deposits	(91,545)	(87,496)
Total assets for SLR	$279,835	$267,557
Tier 1 leverage ratio(1)	6.1%	6.1%
Supplementary leverage ratio	7.2	7.2

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
Total Loss-Absorbing Capacity
The Federal Reserve’s final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as us, is intended to improve the resiliency and resolvability of certain U.S. banking organizations through enhanced prudential standards, and requires us, among other things, to comply with minimum requirements for external TLAC (combined eligible tier 1 regulatory capital and LTD) and LTD. Specifically, we must hold:

Amount equal to:
External TLAC
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable countercyclical buffer, which is currently 0%); and

•9.5% of total leverage exposure (7.5% minimum plus the SLR buffer of 2.0%), as defined by the SLR final rule.

Qualifying external LTD	Greater of: •7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and •4.5% of total leverage exposure, as defined by the SLR final rule.
The following table presents external TLAC and external LTD as of December 31, 2025.

TABLE 39: TOTAL LOSS-ABSORBING CAPACITY
	As of December 31, 2025
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$38,824	30.5%	$27,362	21.5%
Total leverage exposure	38,824	13.6	27,043	9.5
Long-term debt:
Risk-weighted assets	18,953	14.9	8,908	7.0
Total leverage exposure	18,953	6.7	12,810	4.5
Additional information about TLAC is provided under “Total Loss-Absorbing Capacity” in “Supervision and Regulation” in Business in this Form 10-K.
Regulatory Developments
In July 2023, the U.S. Agencies issued the 2023 Basel III Endgame Proposal and separately the 2023 G-SIB Surcharge Proposal. The 2023 Basel III Endgame Proposal would, among other things, eliminate the advanced approaches for monitoring risk-based capital adequacy in favor of a new standardized expanded risk-based approach that includes new standardized methodologies for credit risk, operational risk and CVA risk components, and would also replace the existing market risk rule with the new FRTB framework. The 2023 G-SIB Surcharge Proposal would, among other things, measure the G-SIB surcharge in 0.1% increments as opposed to the 0.5% increments that currently apply.
Public statements by U.S. banking agency officials indicate that the 2023 Basel III Endgame Proposal and 2023 G-SIB Surcharge Proposal are under reconsideration. While a re‑proposal is currently expected in March 2026, the timing and content of any potential re-proposal, and the effects on us, remain uncertain at this stage.
For additional information about regulatory developments, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section of “Supervision and Regulation” in Business in this Form 10-K.
State Street Corporation | 109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2025:

TABLE 40: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (in millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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
State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 41: PREFERRED STOCK DIVIDENDS

	Years Ended December 31,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	5,350	1.34	27	5,350	1.34	27
Series H	—	—	—	6,251	62.51	31
Series I	6,700	67.00	100	5,863	58.63	88
Series J	6,700	67.00	57	2,643	26.43	22
Series K	5,536	55.36	42	—	—	—
Total			$226			$185
In February 2026, we declared dividends on our series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in March 2026.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. During 2025, we repurchased $1.2 billion of our common stock and since its inception we have repurchased an aggregate of $2.5 billion of our common stock under the 2024 Program through December 31, 2025. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 42: SHARES REPURCHASED
	Year Ended December 31,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	11.5	$104.05	$1,200	15.1	$85.89	$1,300
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 43: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$3.20	$909	$2.90	$859
In February 2026, we declared a common stock dividend of $0.84 per share, payable on April 13, 2026, to shareholders of record on April 1, 2026.
State Street Corporation | 111

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $371.97 billion and $310.81 billion as of December 31, 2025 and 2024, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $393.58 billion and $325.61 billion as collateral for indemnified securities on loan as of December 31, 2025 and 2024, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $393.58 billion and $325.61 billion, referenced above, $51.76 billion and $63.66 billion was invested in indemnified repurchase agreements as of December 31, 2025 and 2024, respectively. We or our agents held $55.94 billion and $68.51 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2025 and 2024, respectively.
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
Certain of our accounting policies, by their nature, include significant accounting estimates and assumptions which require management to make judgments about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the consolidated financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the significant accounting estimates identified by management are:
•Recurring fair value measurements;
•Allowance for credit losses; and
•Contingencies.
These estimates require the most subjective or complex judgments, and could be most subject to revision as new information becomes available. An understanding of these estimates is essential to the understanding of our reported results of operations and financial condition.
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
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on U.S. GAAP’s prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3).
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
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods. We estimate credit losses over the contractual life of the financial asset while factoring in prepayment activity where supported by data over a three year reasonable and supportable forecast period. We utilize baseline, upside and downside scenarios that are applied based on a weighting determined by management, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a 13-quarter horizon with reversion period set to be 27 quarters, calculated by subtracting the 13-quarter period from an average 10-year/40-quarter business cycle. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2025 allowance for credit losses consisted of three scenarios reflecting different assumptions in GDP and unemployment, with the baseline scenario generally in line with market consensus of economic forecasts for GDP and unemployment. We placed the most weight on our baseline scenario, with the remaining weighting split between the upside and downside scenarios.
Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2025 would have been approximately $90 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.
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
State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Market Risk Management” in “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K, is incorporated by reference herein.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Additional information about restrictions on the transfer of funds from State Street Bank to the Parent Company is provided under “Related Stockholder Matters” in Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and under “Capital” in “Financial Condition” in our Management’s Discussion and Analysis in this Form 10-K.

State Street Corporation | 114

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of State Street Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of State Street Corporation (the Corporation) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
State Street Corporation | 115

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Servicing Fee Revenue

Description of the Matter
Revenue recognized by the Corporation as servicing fees was $5.324 billion for the year ended December 31, 2025. As disclosed in Notes 24 and 25 of the financial statements, servicing fee revenue involves revenue earned from various back and middle office solutions including custody, accounting and fund administration, record keeping, and client reporting. The Corporation’s servicing fee revenue involves a significant volume of contracts and transactions and is sourced from multiple systems and processes across different business teams and geographies.

Auditing servicing fee revenue was complex and involved significant audit effort due to the nature of the Corporation’s contracts, the volume of contracts and transactions and the number of different processes used to recognize revenue.

How We Addressed the Matter in Our Audit
We identified and obtained an understanding of the processes used by the Corporation to recognize revenue transactions. We evaluated the design and tested the operating effectiveness of controls over the Corporation’s processes for recognizing servicing fee revenue, including, among others, controls over the review of client contracts, the calculation and analysis of the key drivers of revenue (e.g., assets under custody), and the flow of this information from the business teams to the department accruing revenue.

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

Boston, Massachusetts
February 19, 2026
State Street Corporation | 116

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	2023
Fee revenue:
Servicing fees	$5,324	$5,016	$4,922
Management fees	2,398	2,124	1,876
Foreign exchange trading services	1,614	1,401	1,265
Securities finance	505	438	426
Software and processing fees	903	888	811
Other fee revenue	236	289	180
Total fee revenue	10,980	10,156	9,480
Net interest income:
Interest income	11,644	11,977	9,180
Interest expense	8,684	9,054	6,421
Net interest income	2,960	2,923	2,759
Other income:
Gains (losses) from sales of available-for-sale securities, net	4	(79)	(294)
Total other income	4	(79)	(294)
Total revenue	13,944	13,000	11,945
Provision for credit losses	59	75	46
Expenses:
Compensation and employee benefits	5,035	4,697	4,744
Information systems and communications	2,094	1,829	1,703
Transaction processing services	1,050	998	957
Occupancy	487	437	426
Other	1,488	1,569	1,753
Total expenses	10,154	9,530	9,583
Income before income tax expense	3,731	3,395	2,316
Income tax expense	786	708	372
Net income	$2,945	$2,687	$1,944
Net income available to common shareholders	$2,717	$2,483	$1,821
Earnings per common share:
Basic	$9.55	$8.33	$5.65
Diluted	9.40	8.21	5.58
Average common shares outstanding (in thousands):
Basic	284,545	297,883	322,337
Diluted	289,019	302,226	326,568
Cash dividends declared per common share	$3.20	$2.90	$2.64

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 117

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income	$2,945	$2,687	$1,944
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(200), $153 and $(19), respectively	592	(228)	261
Net unrealized gains on investment securities, net of reclassification adjustment and net of related taxes of $108, $164 and $335, respectively	329	467	870
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $30, $0 and $85, respectively	99	(1)	228
Net unrealized gains (losses) on retirement plans, net of related taxes of $14, $6 and $0, respectively	37	16	(2)
Other comprehensive income	1,057	254	1,357
Total comprehensive income	$4,002	$2,941	$3,301

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 118

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31, 2025	December 31, 2024
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$4,433	$3,145
Interest-bearing deposits with banks	126,930	112,957
Securities purchased under resale agreements	6,812	6,679
Trading account assets	827	768
Investment securities available-for-sale	67,154	58,895
Investment securities held-to-maturity (fair value of $34,166 and $41,906)	38,171	47,727
Loans (less allowance for credit losses on loans of $193 and $174)	46,589	43,026
Premises and equipment (net of accumulated depreciation of $7,046 and $6,461)	3,174	2,715
Accrued interest and fees receivable	4,395	4,034
Goodwill	8,159	7,691
Other intangible assets	935	1,089
Other assets	58,468	64,514
Total assets	$366,047	$353,240
Liabilities:
Deposits:
Non-interest-bearing	$35,267	$33,180
Interest-bearing - U.S.	168,079	166,483
Interest-bearing - non-U.S.	71,004	62,257
Total deposits	274,350	261,920
Securities sold under repurchase agreements	841	3,681
Other short-term borrowings	3,821	9,840
Accrued expenses and other liabilities	34,051	29,201
Long-term debt	25,143	23,272
Total liabilities	338,206	327,914
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 279,077,907 and 288,766,452 shares outstanding	504	504
Surplus	10,705	10,722
Retained earnings	31,392	29,582
Accumulated other comprehensive income (loss)	(1,043)	(2,100)
Treasury stock, at cost (224,801,735 and 215,113,190 shares)	(17,276)	(16,198)
Total shareholders’ equity	27,841	25,326
Total liabilities and shareholders’ equity	$366,047	$353,240

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 119

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2022	$1,976	503,880	$504	$10,730	$27,028	$(3,711)	154,855	$(11,336)	$25,191
Net income					1,944				1,944
Other comprehensive (loss)						1,357			1,357
Cash dividends declared:
Common stock - $2.64 per share					(837)				(837)
Preferred stock					(122)				(122)
Common stock acquired							49,212	(3,837)	(3,837)
Common stock awards exercised				11			(2,133)	148	159
Other					(56)		2	—	(56)
Balance at December 31, 2023	$1,976	503,880	$504	$10,741	$27,957	$(2,354)	201,936	$(15,025)	$23,799
Net income					2,687				2,687
Other comprehensive income						254			254
Preferred stock issued	2,323								2,323
Preferred stock redeemed	(1,483)				(17)				(1,500)
Cash dividends declared:
Common stock - $2.90 per share					(859)				(859)
Preferred stock					(185)				(185)
Common stock acquired							15,135	(1,312)	(1,312)
Common stock awards exercised				(21)			(1,950)	139	118
Other				2	(1)		(8)	—	1
Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					2,945				2,945
Other comprehensive income						1,057			1,057
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $3.20 per share					(909)				(909)
Preferred stock					(226)				(226)
Common stock acquired							11,533	(1,212)	(1,212)
Common stock awards exercised				(18)		—	(1,836)	133	115
Other				1	—		(8)	1	2
Balance at December 31, 2025	$3,559	503,880	$504	$10,705	$31,392	$(1,043)	224,802	$(17,276)	$27,841

The accompanying notes are an integral part of these consolidated financial statements.
State Street Corporation | 120

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2025	2024	2023
Operating Activities:
Net income	$2,945	$2,687	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(89)	145	(184)
Amortization of other intangible assets	223	230	239
Other non-cash adjustments for depreciation, amortization and accretion, net	331	375	643
(Gains) losses related to investment securities, net	(4)	79	294
Provision for credit losses	59	75	46
Change in trading account assets, net	(59)	5	(123)
Change in accrued interest and fees receivable, net	(350)	(224)	(359)
Change in collateral deposits, net	6,611	(12,109)	(2,246)
Change in unrealized losses (gains) on foreign exchange derivatives, net	5,512	(7,191)	2,146
Change in other assets, net	(2,524)	1,672	(1,839)
Change in accrued expenses and other liabilities, net	(1,167)	743	(128)
Other, net	410	303	257
Net cash provided by (used in) operating activities	11,898	(13,210)	690
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(12,998)	(25,292)	13,928
Net (increase) decrease in securities purchased under resale agreements	(133)	13	(1,477)
Proceeds from sales of available-for-sale securities	15,999	10,973	4,917
Proceeds from maturities of available-for-sale securities	29,040	18,517	15,703
Purchases of available-for-sale securities	(50,245)	(44,301)	(23,089)
Proceeds from maturities of held-to-maturity securities	9,858	9,330	9,474
Purchases of held-to-maturity securities	—	(5)	(1,582)
Sale of loans	1,068	246	506
Net increase in loans	(3,719)	(7,369)	(4,746)
Business acquisitions, net of cash acquired	(286)	(194)	(61)
Purchases of equity investments and other long-term assets	(1,164)	(143)	(136)
Purchases of premises and equipment, net	(1,055)	(926)	(816)
Other, net	644	(332)	117
Net cash (used in) provided by investing activities	(12,991)	(39,483)	12,738
Financing Activities:
Net (decrease) increase in time deposits	(3,108)	(19)	2,820
Net increase (decrease) in all other deposits	14,471	40,971	(17,311)
Net (decrease) increase in securities sold under repurchase agreements	(2,840)	1,814	690
Net (decrease) increase in other short-term borrowings	(6,018)	6,180	1,563
Proceeds from issuance of long-term debt, net of issuance costs	5,722	6,523	6,221
Payments for long-term debt and obligations under finance leases	(4,143)	(2,046)	(2,545)
Payments for redemption of preferred stock	—	(1,500)	—
Proceeds from issuance of preferred stock, net of issuance costs	743	2,323	—
Repurchases of common stock	(1,200)	(1,319)	(3,781)
Repurchases of common stock for employee tax withholding	(106)	(83)	(95)
Payments for cash dividends	(1,120)	(1,033)	(970)
Other, net	(20)	(20)	57
Net cash provided by (used in) financing activities	2,381	51,791	(13,351)
Net increase (decrease)	1,288	(902)	77
Cash and due from banks at beginning of period	3,145	4,047	3,970
Cash and due from banks at end of period	$4,433	$3,145	$4,047

Supplemental disclosure:
Interest paid	$8,805	$8,951	$6,184
Income taxes paid, net	594	451	423

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
We have two lines of business:
Investment Servicing provides a broad range of investment servicing and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, wealth managers, investment managers, foundations and endowments worldwide.
Through State Street Investment Services and State Street Markets, we offer a full range of back-, middle- and front-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our back- and middle-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, along with advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate,
Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/sponsor communication capabilities to wealth managers, private banks and financial advisors.
Investment Management provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management (previously State Street Global Advisors). Our investment management solutions span across equity, fixed income, liquidity and cash, multi-asset and alternatives strategies, delivered through products such as ETFs, custom indexed, and actively managed funds and mandates.
Consolidation
Our consolidated financial statements include the accounts of the Parent Company and its majority- and wholly-owned and otherwise controlled subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current-year presentation.
We consolidate subsidiaries in which we exercise control. Equity investments where we have the ability to exercise significant influence over the operations of the investee are generally accounted for under the equity method of accounting and are recorded in other assets. Income or losses from investments accounted for under the equity method are recorded in other fee revenue in our consolidated statement of income. Equity investments that do not meet the criteria for equity-method treatment are measured at fair value through earnings, except for investments in low-income housing and production tax credit entities (see Note 14 for further information) or where one of two U.S. GAAP exceptions applies. The first exception allows Federal Reserve Bank stock, Federal Home Loan Bank stock and exchange memberships to remain accounted for at cost, less impairment. The second exception is for equity investments where fair market value is not readily available, which are accounted for at cost, less impairment, adjusted for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with any such changes reflected in other fee revenue.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or
State Street Corporation | 122

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of December 31, 2025 and 2024, we held such accounts in Russia that were subject to sanctions restrictions, inclusive of $1.6 billion and $0.8 billion, respectively, with our subcustodian, and with western European-based clearing agencies, for a total of approximately $2.4 billion and $1.3 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
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
Other Significant Policies
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found:

Fair Value	Note	2	Page	124
Investment Securities	Note	3	Page	130
Loans and Allowance for Credit Losses	Note	4	Page	135
Goodwill and Other Intangible Assets	Note	5	Page	140
Derivative Financial Instruments	Note	10	Page	145
Offsetting Arrangements	Note	11	Page	149
Contingencies	Note	13	Page	153
Variable Interest Entities	Note	14	Page	154
Equity-Based Compensation	Note	18	Page	160
Income Taxes	Note	22	Page	164
Earnings Per Common Share	Note	23	Page	166
Revenue from Contracts with Customers	Note	25	Page	169

State Street Corporation | 123

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Developments
Relevant standards that were adopted during the year ended December 31, 2025:
We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively for the annual reporting period ending December 31, 2025. The standard aims to improve transparency and comparability of income tax disclosures primarily by requiring consistent and expanded disclosures related to the reconciliation of the statutory and effective tax rate and disaggregated disclosure of income taxes paid by jurisdiction. Refer to Note 22 for additional information.
Relevant standards that were recently issued, but not yet adopted as of December 31, 2025

Standard	Description	Effective Date	Effects on the financial statements or other significant matters
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
The amendments introduce targeted improvements to closely align hedge accounting with an entity’s risk management activities. The ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, introduces a new model for hedging forecasted interest payments on choose your rate debt instruments, and expands eligibility for certain hedged risks (nonfinancial forecasted transactions, net written options as hedging instruments and foreign currency dual hedge strategy).
		Annual reporting for the period ending December 31, 2027 and for interim reporting in 2027. Early adoption is permitted.	We are currently evaluating the impact of this guidance.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The update removes all references to prescriptive and sequential software development stages, and amends related disclosures. Capitalization of software costs will commence when both i) management has authorized and committed to funding the software project, and ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).
		Annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	We are currently evaluating the impact of this guidance.
ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures	The amendments require disclosure of information about certain costs and expenses in both interim and annual reporting periods. Specified information includes expense amounts relating to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses with the definition thereof.	Annual reporting for the period ending December 31, 2027 and for interim reporting in 2028. Early adoption is permitted.	We are currently evaluating the disclosure impact of the new standard.
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of December 31, 2025; none are expected to have a material impact to our financial statements.
Note 2.    Fair Value
Fair Value Measurements
We carry trading account assets and liabilities, AFS debt securities, certain equity securities and various types of derivative financial instruments, at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders’ equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair-value measurement. Management’s assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels of the valuation hierarchy are described below.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties. We consider factors such as the likelihood of default by our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2025 and 2024.
Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall measurement of fair value. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the financial asset or liability, and are based on the best available information, some of which may be internally developed. The following provides a more detailed discussion of our financial assets and liabilities that we may categorize in level 3 and the related valuation methodology:
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
State Street Corporation | 125

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$55	$—	$—		$55
Non-U.S. government securities	—	124	—		124
Other	—	648	—		648
Total trading account assets	55	772	—		827
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	23,260	—	—		23,260
Mortgage-backed securities	—	15,586	—		15,586
Total U.S. Treasury and federal agencies	23,260	15,586	—		38,846
Non-U.S. debt securities:
Mortgage-backed securities	—	2,578	—		2,578
Asset-backed securities	—	2,085	—		2,085
Non-U.S. sovereign, supranational and non-U.S. agency	—	17,731	—		17,731
Other	—	2,826	—		2,826
Total non-U.S. debt securities	—	25,220	—		25,220
Asset-backed securities:
Student loans	—	64	—		64
Collateralized loan obligations	—	2,905	—		2,905
Non-agency CMBS and RMBS(2)	—	3	—		3
Other	—	91	—		91
Total asset-backed securities	—	3,063	—		3,063
State and political subdivisions	—	25	—		25
Other U.S. debt securities	—	—	—		—
Total available-for-sale investment securities	$23,260	$43,894	$—		$67,154
Other assets:
Derivative instruments:
Foreign exchange contracts	$5	$14,218	$1	$(10,073)	$4,151
Interest rate contracts	3	31	—	(31)	3
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	14,249	1	(10,104)	4,155
Other	22	832	—	—	854
Total assets carried at fair value	$23,346	$59,747	$1	$(10,104)	$72,990
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$14,097	$—	$(9,231)	$4,866
Interest rate contracts	—	5	—	(5)	—
Other derivative contracts	—	159	—	—	159
Total derivative instruments	—	14,261	—	(9,236)	5,025
Total liabilities carried at fair value	$—	$14,261	$—	$(9,236)	$5,025

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.48 billion and $1.61 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency CMBS.

State Street Corporation | 126

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$34	$—	$—		$34
Non-U.S. government securities	—	121	—		121
Other	—	613	—		613
Total trading account assets	34	734	—		768
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	23,525	—	—		23,525
Mortgage-backed securities	—	10,566	—		10,566
Total U.S. Treasury and federal agencies	23,525	10,566	—		34,091
Non-U.S. debt securities:
Mortgage-backed securities	—	2,430	—		2,430
Asset-backed securities	—	1,868	—		1,868
Non-U.S. sovereign, supranational and non-U.S. agency	—	13,939	—		13,939
Other	—	2,821	—		2,821
Total non-U.S. debt securities	—	21,058	—		21,058
Asset-backed securities:
Student loans	—	90	—		90
Collateralized loan obligations	—	3,453	—		3,453
Non-agency CMBS and RMBS(2)	—	4	—		4
Other	—	91	—		91
Total asset-backed securities	—	3,638	—		3,638
State and political subdivisions	—	56	—		56
Other U.S. debt securities	—	52	—		52
Total available-for-sale investment securities	$23,525	$35,370	$—		$58,895
Other assets:
Derivative instruments:
Foreign exchange contracts	$16	$29,422	$1	$(18,262)	$11,177
Interest rate contracts	5	23	—	(23)	5
Other derivative contracts	1	—	—	—	1
Total derivative instruments	22	29,445	1	(18,285)	11,183
Other	20	747	—	—	767
Total assets carried at fair value	$23,601	$66,296	$1	$(18,285)	$71,613
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
In addition, due to the relatively short duration of certain of our loans, we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as commercial loans, commercial real estate loans, purchased receivables and municipal loans is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.
State Street Corporation | 128

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2025
Financial Assets:
Cash and due from banks	$4,433	$4,433	$4,433	$—	$—
Interest-bearing deposits with banks	126,930	126,930	—	126,930	—
Securities purchased under resale agreements	6,812	6,812	—	6,812	—
Investment securities held-to-maturity	38,171	34,166	563	33,603	—
Net loans(1)	46,589	46,417	—	44,862	1,555
Other(2)	15,490	15,490	—	15,490	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,267	$35,267	$—	$35,267	$—
Interest-bearing - U.S.	168,079	168,079	—	168,079	—
Interest-bearing - non-U.S.	71,004	71,004	—	71,004	—
Securities sold under repurchase agreements	841	841	—	841	—
Other short-term borrowings	3,821	3,821	—	3,821	—
Long-term debt	25,143	25,253	—	25,130	123
Other(2)	15,490	15,490	—	15,490	—

(1) Includes $92 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and due from banks	$3,145	$3,145	$3,145	$—	$—
Interest-bearing deposits with banks	112,957	112,957	—	112,957	—
Securities purchased under resale agreements	6,679	6,679	—	6,679	—
Investment securities held-to-maturity	47,727	41,906	5,354	36,552	—
Net loans(1)	43,026	42,839	—	41,097	1,742
Other(2)	6,752	6,752	—	6,752	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$33,180	$33,180	$—	$33,180	$—
Interest-bearing - U.S.	166,483	166,483	—	166,483	—
Interest-bearing - non-U.S.	62,257	62,257	—	62,257	—
Securities sold under repurchase agreements	3,681	3,681	—	3,681	—
Other short-term borrowings	9,840	9,840	—	9,840	—
Long-term debt	23,272	23,078	—	22,882	196
Other(2)	6,752	6,752	—	6,752	—

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

State Street Corporation | 130

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,210	$55	$5	$23,260	$23,539	$38	$52	$23,525
Mortgage-backed securities(1)	15,550	90	54	15,586	10,699	21	154	10,566
Total U.S. Treasury and federal agencies	38,760	145	59	38,846	34,238	59	206	34,091
Non-U.S. debt securities:
Mortgage-backed securities	2,573	6	1	2,578	2,426	5	1	2,430
Asset-backed securities(2)	2,081	5	1	2,085	1,865	5	2	1,868
Non-U.S. sovereign, supranational and non-U.S. agency	17,693	73	35	17,731	13,954	54	69	13,939
Other(3)	2,784	42	—	2,826	2,787	38	4	2,821
Total non-U.S. debt securities	25,131	126	37	25,220	21,032	102	76	21,058
Asset-backed securities:
Student loans(4)	63	1	—	64	89	1	—	90
Collateralized loan obligations(5)	2,904	2	1	2,905	3,447	6	—	3,453
Non-agency CMBS and RMBS(6)	—	3	—	3	1	3	—	4
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	3,057	7	1	3,063	3,627	11	—	3,638
State and political subdivisions	25	—	—	25	56	—	—	56
Other U.S. debt securities	—	—	—	—	53	—	1	52
Total available-for-sale securities(7)(8)	$66,973	$278	$97	$67,154	$59,006	$172	$283	$58,895
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$573	$—	$3	$570	$5,417	$—	$55	$5,362
Mortgage-backed securities(9)	32,876	9	3,965	28,920	36,101	2	5,677	30,426
Total U.S. Treasury and federal agencies	33,449	9	3,968	29,490	41,518	2	5,732	35,788
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,461	4	31	2,434	3,673	7	73	3,607
Total non-U.S. debt securities	2,461	4	31	2,434	3,673	7	73	3,607
Asset-backed securities:
Student loans(4)	2,261	5	24	2,242	2,536	4	29	2,511
Total asset-backed securities	2,261	5	24	2,242	2,536	4	29	2,511
Total held-to-maturity securities(7)(10)	$38,171	$18	$4,023	$34,166	$47,727	$13	$5,834	$41,906

(1) As of December 31, 2025 and 2024, the total fair value included $2.81 billion and $4.36 billion, respectively, of agency CMBS and $12.78 billion and $6.20 billion, respectively, of agency MBS.
(2) As of December 31, 2025 and 2024, the fair value includes non-U.S. collateralized loan obligations of $0.77 billion and $0.70 billion, respectively.
(3) As of December 31, 2025 and 2024, the fair value includes non-U.S. corporate bonds of $2.40 billion and $2.54 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes CLO loans. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of both December 31, 2025 and 2024.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended December 31, 2025 and 2024.
(8) As of December 31, 2025 and 2024, we had no allowance for credit losses on AFS investment securities.
(9) As of December 31, 2025 and 2024, the total amortized cost included $5.08 billion and $5.18 billion of agency CMBS, respectively.
(10) As of both December 31, 2025 and 2024, the allowance for credit losses on HTM investment securities was less than $1 million.
State Street Corporation | 131

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate investment securities with carrying values of approximately $74.14 billion and $86.70 billion as of December 31, 2025 and 2024, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In 2025, 2024 and 2023, proceeds from sales of AFS securities were approximately $16.00 billion, $10.97 billion and $4.92 billion, respectively, resulting in a pre-tax gain of approximately $4 million in 2025, and a pre-tax loss of approximately $79 million and $294 million in 2024 and 2023, respectively. The pre-tax gain in 2025 was primarily driven by sales of U.S. Treasury, mortgage-backed securities, supranational securities and foreign government bonds.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$756	$2	$2,063	$3	$2,819	$5
Mortgage-backed securities	1,267	3	4,018	51	5,285	54
Total U.S. Treasury and federal agencies	2,023	5	6,081	54	8,104	59
Non-U.S. debt securities:
Mortgage-backed securities	617	1	73	—	690	1
Asset-backed securities	425	—	168	1	593	1
Non-U.S. sovereign, supranational and non-U.S. agency	3,871	28	1,943	7	5,814	35
Other	129	—	—	—	129	—
Total non-U.S. debt securities	5,042	29	2,184	8	7,226	37
Asset-backed securities:
Collateralized loan obligations	1,068	1	—	—	1,068	1
Total asset-backed securities	1,068	1	—	—	1,068	1
Total	$8,133	$35	$8,265	$62	$16,398	$97

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,113	$25	$2,435	$27	$10,548	$52
Mortgage-backed securities	3,742	59	4,360	95	8,102	154
Total U.S. Treasury and federal agencies	11,855	84	6,795	122	18,650	206
Non-U.S. debt securities:
Mortgage-backed securities	730	1	225	—	955	1
Asset-backed securities	387	—	506	2	893	2
Non-U.S. sovereign, supranational and non-U.S. agency	4,695	49	2,695	20	7,390	69
Other	312	2	116	2	428	4
Total non-U.S. debt securities	6,124	52	3,542	24	9,666	76
Asset-backed securities:
Student loans	12	—	—	—	12	—
Collateralized loan obligations	684	—	—	—	684	—
Non-agency CMBS and RMBS	—	—	—	—	—	—
Total asset-backed securities	696	—	—	—	696	—
State and political subdivisions	—	—	26	—	26	—
Other U.S. debt securities	3	—	49	1	52	1
Total	$18,678	$136	$10,412	$147	$29,090	$283
State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of December 31, 2025. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2025
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,153	$6,161	$17,056	$17,098	$1	$1	$—	$—	$23,210	$23,260
Mortgage-backed securities	81	80	1,639	1,638	1,092	1,083	12,738	12,785	15,550	15,586
Total U.S. Treasury and federal agencies	6,234	6,241	18,695	18,736	1,093	1,084	12,738	12,785	38,760	38,846
Non-U.S. debt securities:
Mortgage-backed securities	179	180	485	485	—	—	1,909	1,913	2,573	2,578
Asset-backed securities	56	56	329	330	929	932	767	767	2,081	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	4,423	4,432	12,457	12,486	813	813	—	—	17,693	17,731
Other	796	800	1,958	1,996	30	30	—	—	2,784	2,826
Total non-U.S. debt securities	5,454	5,468	15,229	15,297	1,772	1,775	2,676	2,680	25,131	25,220
Asset-backed securities:
Student loans	6	6	—	—	9	10	48	48	63	64
Collateralized loan obligations	156	156	16	16	1,341	1,341	1,391	1,392	2,904	2,905
Non-agency CMBS and RMBS	—	—	—	—	—	3	—	—	—	3
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	162	162	106	107	1,350	1,354	1,439	1,440	3,057	3,063
State and political subdivisions	25	25	—	—	—	—	—	—	25	25
Total	$11,875	$11,896	$34,030	$34,140	$4,215	$4,213	$16,853	$16,905	$66,973	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$463	$461	$103	$102	$—	$—	$7	$7	$573	$570
Mortgage-backed securities	234	220	3,924	3,578	868	790	27,850	24,332	32,876	28,920
Total U.S. Treasury and federal agencies	697	681	4,027	3,680	868	790	27,857	24,339	33,449	29,490
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,108	1,102	1,259	1,240	94	92	—	—	2,461	2,434
Total non-U.S. debt securities	1,108	1,102	1,259	1,240	94	92	—	—	2,461	2,434
Asset-backed securities:
Student loans	127	125	424	423	413	414	1,297	1,280	2,261	2,242
Total asset-backed securities	127	125	424	423	413	414	1,297	1,280	2,261	2,242
Total	$1,932	$1,908	$5,710	$5,343	$1,375	$1,296	$29,154	$25,619	$38,171	$34,166
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
State Street Corporation | 133

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
An allowance for credit losses is recognized on HTM securities upon acquisition of the security, and on AFS securities when the fair value and expected future cash flows of the investment securities are less than their amortized cost basis. Our assessment of impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations or due to idiosyncratic bond performance, the credit-related component of impairment, in particular, could increase and would be recorded in the provision for credit losses.
We conduct quarterly reviews of HTM securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. HTM securities are evaluated for expected credit loss utilizing a probability of default methodology, or discounted cash flows assessed against the amortized cost of the investment security excluding accrued interest.
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
Our review of AFS investment securities for credit impairment generally includes:
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
As of December 31, 2025, 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $4.12 billion and $6.12 billion related to 1,342 and 1,564 securities as of December 31, 2025 and 2024, respectively, to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of December 31, 2025, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
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
The following table presents our recorded investment in loans, as of the dates indicated:

(In millions)	December 31, 2025	December 31, 2024

Subscription finance	$13,138	$11,544
Fund finance(1)	10,916	10,244
Collateralized loan obligations(2)	12,809	9,488
Commercial	2,851	3,881
Commercial real estate	2,471	2,842
Overdrafts	1,962	1,980
Other(3)	2,635	3,221
Total loans(4)(5)	46,782	43,200
Allowance for credit losses	(193)	(174)
Loans, net of allowance for credit losses	$46,589	$43,026

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.30 billion and $1.75 billion, respectively, as of December 31, 2025, compared to $7.90 billion and $1.44 billion, respectively, as of December 31, 2024.
(2) Collateralized loan obligations include broadly syndicated and middle market CLO loans of $10.30 billion and $2.51 billion, respectively, as of December 31, 2025, compared to $8.39 billion and $1.10 billion, respectively, as of December 31, 2024.
(3) Includes securities finance loans and loans to municipalities of $2.52 billion and $0.12 billion, respectively, as of December 31, 2025 and $3.01 billion and $0.21 billion, respectively, as of December 31, 2024.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $42.37 billion and $2.45 billion, respectively, as of December 31, 2025. We have entered into interest rate swap agreements to hedge forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 for additional details.
(5) Non-U.S. loans totaled $18.78 billion and $16.79 billion as of December 31, 2025 and 2024, respectively.
We segregate our loans into two segments: commercial and financial and commercial real estate. We further classify commercial and financial loans as subscription finance, fund finance loans, collateralized loan obligations, commercial, overdrafts and other loans.
Certain loans are pledged as collateral for access to the Federal Reserve’s discount window. As of December 31, 2025 and 2024, the loans pledged as collateral totaled $15.11 billion and $13.90 billion, respectively.
We generally place loans on non-accrual status once principal or interest payments are 90 days contractually past due, or earlier if management determines that full collection is not probable. Loans 90 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded, but unpaid interest is reversed and generally charged against interest income. For loans on non-accrual status, income is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated. As of December 31, 2025, we had four loans totaling $258 million on non-accrual status, of which no loans were more than 90 days contractually past due. As of December 31, 2024, we had two loans totaling $191 million on non-accrual status, of which one loan totaling $101 million was more than 90 days contractually past due.
In 2025, we originated $5.57 billion of CLO loans, consisting of $5.01 billion in broadly syndicated and $0.56 billion in middle market CLO loans, which were all investment grade as of December 31, 2025.
We sold $1.16 billion of total loans, which consisted entirely of commercial loans in 2025. We recorded a charge-off against the allowance for these loans of $15 million in 2025.
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
The allowance for credit losses may be determined using various methods, including discounted cash flow methods, loss-rate methods, PD methods, and other quantitative or qualitative methods as determined by us. The method used to estimate expected credit losses may vary depending on the type of financial asset, our ability to predict the timing of cash flows, and the information available to us.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of December 31, 2025, we had three loans totaling $98 million in the commercial and financial segment and 4 loans totaling $296 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of December 31, 2025, $120 million of our allowance for credit losses was related to these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2025.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Sub-Investment Grade, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 91% of our loans were rated as investment grade as of December 31, 2025 with external credit ratings, or equivalent, of “BBB-” or better.
•Sub-Investment Grade: Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as sub-investment grade account for approximately 8% of our loans as of December 31, 2025, and are concentrated in leveraged loans. Approximately 87% of those leveraged loans have an external credit rating, or equivalent, of “BB” or “B” as of December 31, 2025.
•Special Mention: Counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
•Substandard: Counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.
•Doubtful: Counterparties with well-defined weakness which make collection or liquidation in full highly questionable and improbable.
•Loss: Counterparties which are uncollectible or have little value.
The following tables present our recorded investment in loans to counterparties by risk rating, as noted above, as of the dates indicated:

December 31, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$40,854	$1,402	$42,256
Sub-investment grade	3,157	641	3,798
Special mention	110	132	242
Substandard	48	165	213
Doubtful	50	131	181
Total(1)(2)	$44,219	$2,471	$46,690

December 31, 2024	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$35,831	$1,969	$37,800
Sub-investment grade	4,278	409	4,687
Special mention	187	62	249
Substandard	48	211	259
Doubtful	—	191	191
Total(1)(2)	$40,344	$2,842	$43,186

(1) Loans include $1.96 billion and $1.98 billion of overdrafts as of December 31, 2025 and 2024, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of December 31, 2025, $1.90 billion overdrafts were investment grade and $0.06 billion overdrafts were sub-investment grade.
(2) Total does not include $92 million and $14 million of loans classified as held-for-sale as of December 31, 2025 and 2024, respectively.
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
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2025. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)

Commercial and financial:
Risk Rating:
Investment grade	$8,896	$4,153	$692	$504	$1,313	$119	$25,177	$40,854
Sub-investment grade	911	1,224	109	46	133	111	623	3,157
Special mention	3	100	—	—	—	7	—	110
Substandard	—	48	—	—	—	—	—	48
Doubtful	—	—	10	—	40	—	—	50
Total commercial and financing	$9,810	$5,525	$811	$550	$1,486	$237	$25,800	$44,219

Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$166	$328	$318	$549	$—	$1,402
Sub-investment grade	—	—	47	—	31	563	—	641
Special mention	66	—	—	20	—	46	—	132
Substandard	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	131	—	131
Total commercial real estate	$66	$41	$213	$348	$349	$1,454	$—	$2,471

Total loans(2)	$9,876	$5,566	$1,024	$898	$1,835	$1,691	$25,800	$46,690

(1) Any reserve associated with accrued interest is not material. As of December 31, 2025, accrued interest receivable of $338 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $92 million of loans classified as held-for-sale as of December 31, 2025.
State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2024:

(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total(1)

Commercial and financial:
Risk Rating:
Investment grade	$6,189	$2,019	$1,241	$2,234	$6	$197	$23,945	$35,831
Sub-investment grade	2,441	347	198	633	99	198	362	4,278
Special mention	47	45	26	69	—	—	—	187
Substandard	—	—	12	36	—	—	—	48
Total commercial and financing	$8,677	$2,411	$1,477	$2,972	$105	$395	$24,307	$40,344

Commercial real estate:
Risk Rating:
Investment grade	$41	$63	$488	$278	$128	$971	$—	$1,969
Sub-investment grade	—	153	20	69	100	67	—	409
Special mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	—	—	211	—	211
Doubtful	—	—	—	—	—	191	—	191
Total commercial real estate	$41	$216	$508	$347	$228	$1,502	$—	$2,842

Total loans(2)	$8,718	$2,627	$1,985	$3,319	$333	$1,897	$24,307	$43,186

(1) Any reserve associated with accrued interest is not material. As of December 31, 2024, accrued interest receivable of $327 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $14 million of loans classified as held-for-sale as of December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio and class for the years ended December 31, 2025 and 2024:

	Year End December 31, 2025
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$—	$183
Provision	16	1	41	(1)	2	59
Charge-offs(2)	(15)	—	(24)	—	—	(39)
Ending balance	$69	$5	$119	$8	$2	$203

(1) Primarily includes $2 million allowance for credit losses on both subscription finance and fund finance loans.
(2) Primarily related to a commercial real estate loan and certain commercial loans in 2025.

	Year Ended December 31, 2024
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Held-to-Maturity Securities	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$72	$3	$60	$1	$14	$150
Provision	13	1	67	(1)	(5)	75
Charge-offs(2)	(17)	—	(25)	—	—	(42)
Ending balance	$68	$4	$102	$—	$9	$183

(1) Primarily includes $2 million allowance for credit losses on fund finance loans and $1 million related to subscription finance.
(2) Related to the sale of commercial real estate and commercial loans in 2024.
State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In 2025, we recorded a $59 million provision for credit losses, primarily reflecting the evolving macroeconomic environment and an increase in loan loss reserves associated with certain commercial real estate and commercial loans. Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of December 31, 2025, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if circumstances arise or events occur that indicate an impairment of the carrying amount may exist.
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Management reviews goodwill for impairment annually or more frequently if circumstances arise or events occur that indicate an impairment of the carrying amount may exist. We begin our review by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events that may indicate impairment include significant or adverse changes in the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. If we conclude from the qualitative assessment of goodwill impairment that it is more likely than not that a reporting unit’s fair value is greater than its carrying amount, quantitative tests are not required. However, if we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we complete a quantitative assessment to determine if there is goodwill impairment. We may elect to bypass the qualitative assessment and complete a quantitative assessment in any given period.
In 2025, we assessed goodwill for impairment using a qualitative assessment. Based on our evaluation of the qualitative factors noted above, we determined it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount.
Other intangible assets represent purchased long-lived intangible assets, primarily client relationships, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Other intangible assets are initially measured at their acquisition date fair value, the determination of which requires management judgment, are amortized over their estimated useful lives and are subject to evaluation for impairment. Client relationships are amortized on a straight-line basis over periods ranging from five to twenty years, technology assets are amortized on a straight-line basis over periods ranging from three to ten years, and core deposit intangible assets are amortized on a straight-line basis over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.
Other intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition. We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using the following process. First, we routinely assess whether impairment indicators are present. When impairment indicators are identified as being present, we compare the estimated future net undiscounted cash flows of the intangible asset with its carrying value. If the future net undiscounted cash flows are greater than the carrying value, then there is no impairment, but if the intangible asset’s net undiscounted cash flows are less than its carrying value, we are required to calculate impairment. An impairment is recognized by writing the intangible asset down to its fair value through a charge to other expenses in our consolidated statement of income. We evaluate intangible assets for indicators of impairment on a quarterly basis.
There were no impairments of goodwill or other intangible assets in 2025, 2024 and 2023.
State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in the carrying amount of goodwill during the periods indicated for each of our goodwill reporting units:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2023	$7,346	$265	$7,611
Acquisitions(1)	189	—	189
Foreign currency translation	(107)	(2)	(109)
Ending balance December 31, 2024	7,428	263	7,691
Acquisitions	243	—	243
Foreign currency translation	220	5	225
Ending balance December 31, 2025	$7,891	$268	$8,159

(1) Investment Servicing includes the impact of the consolidation of one of our joint ventures in India.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2023	$1,293	$27	$1,320
Acquisitions	7	13	20
Amortization	(216)	(14)	(230)
Foreign currency translation	(21)	—	(21)
Ending balance December 31, 2024	1,063	26	1,089
Acquisitions	34	—	34
Amortization	(216)	(7)	(223)
Foreign currency translation	35	—	35
Ending balance December 31, 2025	$916	$19	$935

The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,831	$(2,144)	$687
Technology	405	(293)	112
Core deposits	703	(597)	106
Other	121	(91)	30
Total	$4,060	$(3,125)	$935

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,706	$(1,919)	$787
Technology	401	(252)	149
Core deposits	677	(540)	137
Other	95	(79)	16
Total	$3,879	$(2,790)	$1,089
Amortization expense related to other intangible assets was $223 million, $230 million and $239 million in 2025, 2024 and 2023, respectively.
Expected future amortization expense for other intangible assets recorded as of December 31, 2025 is as follows:

(In millions)	Future Amortization
Years Ended December 31,
2026	$222
2027	185
2028	132
2029	68
2030	56
State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2025	December 31, 2024
Securities borrowed(1)	$38,233	$37,451
Derivative instruments, net	4,155	11,183
Bank-owned life insurance	3,965	3,856
Investments in joint ventures and other unconsolidated entities(2)	3,753	3,317
Collateral, net	1,603	3,216
Right-of-use assets	865	818
Prepaid expenses	837	738
Deferred tax assets, net of valuation allowance(3)	627	701
Accounts receivable	621	504
Income taxes receivable	256	144
Receivable for securities settlement	102	57
Other(4)	3,451	2,529
Total	$58,468	$64,514

(1) Refer to Note 11, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $585 million and $341 million as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.57 billion and capitalized costs to fulfill contracts with customers of $1.19 billion as of December 31, 2025, compared to $1.04 billion and $0.92 billion, respectively, as of December 31, 2024.
Note 7. Deposits
We had $2.67 billion and $5.78 billion of time deposits outstanding, of which $0.25 billion and $0.08 billion were non-U.S. time deposits as of December 31, 2025 and 2024, respectively. Time deposits included amounts in excess of the FDIC insurance limits, or other uninsured accounts not subject to any country specific deposit insurance limits, of $2.67 billion and $5.77 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, uninsured time deposits of $1.16 billion were scheduled to mature in less than three months and $1.51 billion in three to six months. Demand deposit overdrafts of $1.96 billion and $1.98 billion were included as loan balances at December 31, 2025 and 2024, respectively.
Note 8. Short-Term Borrowings
Our short-term borrowings primarily include securities sold under repurchase agreements and FHLB funding recorded in other short-term borrowings.
Collectively, short-term borrowings had weighted-average interest rates of 4.49% and 5.03% in 2025 and 2024, respectively.
The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

(Dollars in millions)	Securities Sold Under Repurchase Agreements		Other(1)
	2025	2024	2025	2024
Balance as of December 31	$841	$3,681	$3,750	$9,815
Average outstanding during the year	2,198	3,163	9,396	11,128
Weighted-average interest rate as of year-end	0.73%	5.62%	4.33%	4.77%
Weighted-average interest rate during the year	4.32	4.93	4.62	5.19

(1) Primarily includes FHLB borrowings.
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. Applicable securities with a fair value of $1.07 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2025.

State Street Corporation | 142

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about these securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2025.

	Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$1,058	$1,072	$841

(1) Collateralized by investment securities.
We maintain an agreement with a clearing organization (FICC) that enables us to net securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization when specific netting criteria are met. The impact of this netting was $242.73 billion on average in 2025 compared to $191.26 billion in 2024, primarily due to higher FICC repo volumes.
State Street Bank currently maintains a line of credit of CAD $1.40 billion, or approximately $1.02 billion, as of December 31, 2025, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. As of both December 31, 2025 and 2024, there was no balance outstanding on this line of credit.
State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2025	2024
Parent Company and Non-Banking Subsidiary Issuances
February 28, 2025	February 28, 2028	4.536%	Senior notes	2/28; 8/28	$1,346	$—
October 22, 2024	October 22, 2027	4.330%	Senior notes	4/22, 10/22(2)	1,208	1,189
August 3, 2023	August 3, 2026	5.272%	Senior notes	2/3; 8/3(2)	1,204	1,203
November 21, 2023	November 21, 2029	5.684%	Fixed-to-floating rate senior notes	5/21; 11/21(2)	1,009	986
August 20, 2024	February 20, 2029	4.530%	Fixed-to-floating rate senior notes	2/20; 8/20(2)	1,007	989
March 18, 2024	March 18, 2027	4.993%	Senior notes	3/18, 9/18(2)	1,004	993
April 24, 2025	April 24, 2030	4.834%	Senior notes	4/24; 10/24(2)	1,002	—
May 18, 2023	May 18, 2034	5.159%	Fixed-to-floating rate senior notes	5/18; 11/18	996	995
October 23, 2025	October 23, 2036	4.784%	Fixed-to-floating rate senior notes	4/23; 10/23(2)	973	—
March 3, 2021	March 3, 2031(1)(3)	2.200%	Senior subordinated notes	3/3; 9/3	846	845
October 22, 2024	October 22, 2032	4.675%	Fixed-to-floating rate senior notes	4/22; 10/22(2)	813	789
January 24, 2020	January 24, 2030(1)	2.400%	Senior notes	1/24, 7/24(2)	777	784
February 28, 2025	February 28, 2036	5.146%	Fixed-to-floating rate senior notes	2/28; 8/28	746	—
May 19, 2016	May 19, 2026(1)	2.650%	Senior notes	5/19; 11/19(2)	745	728
January 26, 2023	January 26, 2034	4.821%	Fixed-to-floating rate senior notes	1/26, 7/26(2)	728	702
April 24, 2025	April 24, 2028	4.543%	Fixed-to-floating rate senior notes	4/24; 10/24(2)	699	—
August 4, 2022	August 4, 2033	4.164%	Fixed-to-floating rate senior notes	2/4; 8/4(2)	695	665
February 28, 2025	February 28, 2030	4.729%	Senior notes	2/28; 8/28	647	—
February 7, 2022	February 7, 2028	2.203%	Fixed-to-floating rate senior notes	2/7; 8/7(2)	634	619
December 3, 2018	December 3, 2029	4.141%	Fixed-to-floating rate senior notes	6/3; 12/3(2)	536	535
November 1, 2019	November 1, 2034(3)	3.031%	Fixed-to-floating rate senior subordinated notes	5/1; 11/1(2)	518	523
November 21, 2023	November 21, 2034(3)	6.123%	Fixed-to-floating rate senior subordinated notes	5/21; 11/21(2)	507	492
November 4, 2022	November 4, 2028	5.820%	Fixed-to-floating rate senior notes	5/4; 11/4(2)	503	495
April 30, 2007	June 15, 2047	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	500	500
October 29, 2020	March 30, 2031	3.152%	Fixed-to-floating rate senior notes	3/30, 9/30	499	498
May 13, 2022	May 13, 2033	4.421%	Fixed-to-floating rate senior notes	5/13; 11/13	498	498
November 18, 2021	November 18, 2027	1.684%	Fixed-to-floating rate senior notes	5/18; 11/18(2)	498	497
February 7, 2022	February 7, 2033	2.623%	Fixed-to-floating rate senior notes	2/7; 8/7(2)	490	465
August 3, 2023	August 3, 2026	Floating-rate	Senior notes	2/3; 5/3; 8/3; 11/3	300	299
October 22, 2024	October 22, 2027	Floating-rate	Senior notes	1/22; 4/22; 7/22; 10/22	299	299
April 24, 2025	April 24, 2028	Floating-rate	Senior notes	1/24; 4/24; 7/24; 10/24	299	—
June 21, 1996	June 15, 2026(1)	7.350%	Senior notes	6/15; 12/15	150	150
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	100	100
August 18, 2015	August 18, 2025(1)	3.550%	Senior notes	2/18; 8/18(2)	—	1,285
May 18, 2023	May 18, 2026(4)	5.104%	Fixed-to-floating rate senior notes	5/18; 11/18	—	999
January 26, 2023	January 26, 2026(4)	4.857%	Fixed-to-floating rate senior notes	1/26, 7/26(2)	—	499
November 4, 2022	November 4, 2026(4)	5.751%	Fixed-to-floating rate senior notes	5/4; 11/4(2)	—	498
March 30, 2020	March 30, 2026(4)	2.901%	Fixed-to-floating rate senior notes	3/30; 9/30(2)	—	497
February 7, 2022	February 6, 2026(4)	1.746%	Fixed-to-floating rate senior notes	2/6; 8/6(2)	—	299

State Street Bank issuances and lease obligations
November 25, 2024	November 25, 2026(1)	4.594%	Senior notes	5/25, 11/25	1,148	1,146
November 25, 2024	November 23, 2029(1)	4.782%	Senior notes	5/23, 11/23	797	796
November 25, 2024	November 25, 2026(1)	Floating-rate	Senior notes	2/25; 5/25; 8/25; 11/25	300	299
Long-term finance leases and equipment financing					122	116
Total long-term debt					$25,143	$23,272

(1) We may not redeem notes prior to their maturity.
(2) We have entered into interest rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2025 and 2024, these fair value hedges decreased the carrying value of long-term debt by $3 million and $220 million, respectively. Refer to Note 10 for additional information about fair value hedges.
(3) The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
(4) We redeemed the notes prior to original maturity date.
State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
State Street Bank
As of December 31, 2025 and 2024, $106 million and $79 million, respectively, of long-term finance leases was related to information technology equipment. Refer to Note 20 for additional information.
Note 10. Derivative Financial Instruments
We use derivative financial instruments to support our clients’ needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. Derivatives in hedge accounting relationships are disclosed according to the type of hedge, such as fair value, cash flow or net investment. Derivatives designated as hedging instruments in hedge accounting relationships are carried at fair value with change in fair value recognized in the consolidated statement of income or other comprehensive income (OCI), as appropriate. Derivatives not designated in hedge accounting relationships include those derivatives entered into to support client needs and derivatives used to manage interest rate, currency and other market risks associated with certain assets and liabilities. Such derivatives are carried at fair value with changes in fair value recognized in the consolidated statement of income.
Derivatives Not Designated as Hedging Instruments
We provide foreign exchange forward contracts and options in support of our client needs, and also act as a dealer in the currency markets. As part of our trading activities, we assume positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest rate options, interest rate forward contracts, and interest rate futures. The entire change in the fair value of derivatives utilized in our trading activities are recorded in foreign exchange trading services revenue. We also utilize derivatives in our asset and liability management activities and to manage other market risks. The entire change in fair value of such derivatives are recorded in net interest income and other fee revenue, respectively.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. During the fourth quarter of 2025 approximately $31 million of net losses associated with terminated cash flow hedges were reclassified from AOCI, and we expect net losses of approximately $29 million to be reclassified from AOCI in the first quarter of 2026. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2025 is approximately $42 million, which includes a net loss of approximately $48 million related to terminated hedges. These losses could differ from amounts recognized in future periods due to changes in interest rates, hedge de-designations or the addition of other hedges after December 31, 2025. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The maximum length of time over which forecasted cash flows are hedged is 5 years.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	December 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$97,035	$47,222
Foreign exchange contracts:
Forward, swap and spot	2,768,458	2,612,945
Options purchased	436	466
Options written	110	145
Futures	472	359
Other:
Futures	159	155
Stable value contracts(1)	12,271	25,271
Deferred value awards(2)	222	253
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	42,708	33,302
Foreign exchange contracts:
Forward and swap	12,350	10,260

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to discussion in this note under “Derivatives Not Designated as Hedging Instruments.”
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,200	$29,116	$13,993	$28,904
Other derivative contracts	1	1	159	219
Total	$14,201	$29,117	$14,152	$29,123

Derivatives designated as hedging instruments:
Foreign exchange contracts	$24	$323	$104	$—
Interest rate contracts	34	28	5	1
Total	$58	$351	$109	$1

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,
		2025	2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$1,040	$862	$803
Foreign exchange contracts	Interest expense	191	274	(54)
Interest rate contracts	Foreign exchange trading services revenue	(3)	21	(2)
Other derivative contracts	Other fee revenue	(10)	(12)	(3)
Other derivative contracts(1)	Compensation and employee benefits	(81)	(189)	(121)
Total		$1,137	$956	$623

(1) Amount in 2024 reflects a deferred compensation expense acceleration of $79 million.
The following tables show the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,553	$(76)	$72
Available-for-sale securities(2)(3)	22,804	99	—

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the carrying amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,951	$(323)	$103
Available-for-sale securities(2)(3)	18,666	(376)	1

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated in under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At December 31, 2025 and 2024, the amortized cost of the closed portfolios used in these hedging relationships was $3.30 billion and $3.32 billion, respectively, of which $1.73 billion and $1.82 billion, respectively, was designated under the portfolio layer hedging relationship. At December 31, 2025 and 2024, the cumulative adjustment associated with these hedging relationships was $21 million and $(26) million, respectively.
(3) Carrying amount represents amortized cost.
State Street Corporation | 147

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, the total notional amount of the interest rate swaps of fair value hedges was $36.12 billion and $31.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Years Ended December 31,					Years Ended December 31,
		2025	2024	2023			2025	2024	2023
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$(424)	$(55)	$(164)	Available-for-sale securities(1)	Net interest income	$423	$55	$164
Interest rate contracts	Net interest income	247	17	202	Long-term debt	Net interest income	(247)	(17)	(202)
Foreign exchange contracts	Other fee revenue	(18)	21	—	Available-for-sale securities	Other fee revenue	18	(21)	—
Total		$(195)	$(17)	$38			$194	$17	$(38)

(1) For the year ended December 31, 2025, approximately $362 million of net unrealized losses on AFS investment securities designated in fair value hedges were recognized in OCI compared to approximately $93 million of net unrealized losses in the same period of 2024.

	Years Ended December 31,				Years Ended December 31,
	2025	2024	2023	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2025	2024	2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(7)	$(6)	$14	Net interest income	$(136)	$(200)	$(210)
Foreign exchange contracts	—	59	91	Net interest income	—	254	2
Total derivatives designated as cash flow hedges	$(7)	$53	$105		$(136)	$54	$(208)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(783)	$540	$(89)		$—	$—	$—
Total derivatives designated as net investment hedges	(783)	540	(89)		—	—	—
Total	$(790)	$593	$16		$(136)	$54	$(208)

(1) As of December 31, 2025, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of December 31, 2025 totaled approximately $3.49 billion, against which we provided $1.84 billion of collateral in the normal course of business. If our credit related contingent features underlying these agreements were triggered as of December 31, 2025, the maximum additional collateral we would be required to post to our counterparties is approximately $1.65 billion.
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
As of December 31, 2025 and 2024, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $19.21 billion and $11.41 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $12.11 billion and $2.76 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,224	$(7,618)	$6,606	$—	$6,606
Interest rate contracts(6)	34	(5)	29	—	29
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(2,481)	(2,481)	(956)	(3,437)
Total derivatives	14,259	(10,104)	4,155	(956)	3,199
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	297,824	(252,779)	45,045	(42,683)	2,362
Total derivatives and other financial instruments	$312,083	$(262,883)	$49,200	$(43,639)	$5,561
State Street Corporation | 149

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets:	December 31, 2024
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$29,439	$(16,424)	$13,015	$—	$13,015
Interest rate contracts(6)	28	(1)	27	—	27
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(1,860)	(1,860)	(1,197)	(3,057)
Total derivatives	29,468	(18,285)	11,183	(1,197)	9,986
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	276,151	(232,021)	44,130	(42,589)	1,541
Total derivatives and other financial instruments	$305,619	$(250,306)	$55,313	$(43,786)	$11,527

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
(7) Included in the $45.05 billion as of December 31, 2025 were $6.81 billion of resale agreements and $38.24 billion of collateral provided related to securities borrowing. Included in the $44.13 billion as of December 31, 2024 were $6.68 billion of resale agreements and $37.45 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2025
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,097	$(7,617)	$6,480	$—	$6,480
Interest rate contracts(6)	5	(5)	—	—	—
Other derivative contracts	159	—	159	—	159
Cash collateral and securities netting	NA	(1,614)	(1,614)	(757)	(2,371)
Total derivatives	14,261	(9,236)	5,025	(757)	4,268
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	273,785	(252,779)	21,006	(20,165)	841
Total derivatives and other financial instruments	$288,046	$(262,015)	$26,031	$(20,922)	$5,109
State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities:	December 31, 2024
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$28,904	$(16,424)	$12,480	$—	$12,480
Interest rate contracts(6)	1	(1)	—	—	—
Other derivative contracts	219	—	219	—	219
Cash collateral and securities netting	NA	(6,103)	(6,103)	(1,572)	(7,675)
Total derivatives	29,124	(22,528)	6,596	(1,572)	5,024
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	250,032	(232,021)	18,011	(17,835)	176
Total derivatives and other financial instruments	$279,156	$(254,549)	$24,607	$(19,407)	$5,200

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
(7) Included in the $21.01 billion as of December 31, 2025 were $0.84 billion of repurchase agreements and $20.17 billion of collateral received related to securities lending transactions. Included in the $18.01 billion as of December 31, 2024 were $3.68 billion of repurchase agreements and $14.33 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	As of December 31, 2025					As of December 31, 2024
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$243,596	$—	$—	$—	$243,596	$223,095	$350	$1,277	$2,500	$227,222
Total	243,596	—	—	—	243,596	223,095	350	1,277	2,500	227,222
Securities lending transactions:
U.S. Treasury and agency securities	175	—	—	—	175	152	—	—	—	152
Corporate debt securities	29	—	—	—	29	193	—	—	—	193
Equity securities	11,279	—	1	3,215	14,495	11,181	13	—	4,519	15,713
Other(1)	15,490	—	—	—	15,490	6,752	—	—	—	6,752
Total	26,973	—	1	3,215	30,189	18,278	13	—	4,519	22,810
Gross amount of recognized liabilities for repurchase agreements and securities lending	$270,569	$—	$1	$3,215	$273,785	$241,373	$363	$1,277	$7,019	$250,032

(1) Represents a security interest in underlying client assets related to our prime services business, which assets clients have allowed us to transfer and re-pledge.
State Street Corporation | 151

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	December 31, 2025	December 31, 2024
Commitments:
Unfunded credit facilities	$35,697	$34,191
Guarantees(1):
Indemnified securities financing	$371,968	$310,814
Standby letters of credit	569	908

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist primarily of liquidity facilities provided to our fund and municipal counterparties, as well as commitments to purchase commercial real estate and commercial loans that have not yet settled.
As of December 31, 2025, approximately 70% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2025	December 31, 2024
Fair value of indemnified securities financing	$371,968	$310,814
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	393,584	325,611
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	51,762	63,655
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	55,943	68,507
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2025 and 2024, we had approximately $38.24 billion and $37.45 billion, respectively, of collateral provided and approximately $20.17 billion and $14.33 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both December 31, 2025 and 2024, we did not record any liabilities under these arrangements.
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
We evaluate our needs for accruals of loss contingencies related to legal and regulatory proceedings on a case-by-case basis. When we have a liability that we deem probable, and we deem the amount of such liability can be reasonably estimated as of the date of our consolidated financial statements, we accrue our estimate of the amount of loss. We also consider a loss probable and establish an accrual when we make, or intend to make, an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of legal and regulatory proceedings and the amount of reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, an amount (or range) of loss might not be reasonably estimated until the later stages of the proceeding due to many factors such as the presence of complex or novel legal theories, the discretion of governmental authorities in seeking sanctions or negotiating resolutions in civil and criminal matters, the pace and timing of discovery and other assessments of facts and the procedural posture of the matter (collectively, “factors influencing reasonable estimates”).
As of December 31, 2025, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $43 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of December 31, 2025, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $60 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
German Tax Matter
In connection with a routine audit including the period 2013-2015, German tax authorities have determined that State Street should have withheld, and is secondarily liable for, certain taxes on dividends paid on securities of German issuers held as collateral over dividend record dates in client lending transactions with counterparties outside of Germany. This determination is subject to review in proceedings in which State Street will in due course contest these conclusions, in addition to separately seeking relief from those determined to be primarily liable.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $248 million and $237 million as of December 31, 2025 and 2024, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2018. Management believes that we have sufficiently accrued liabilities as of December 31, 2025 for potential tax exposures.
Note 14.    Variable Interest Entities
We are involved, in the normal course of our business, with various types of special purpose entities, some of which meet the definition of VIEs. When evaluating a VIE for consolidation, we must determine whether or not we have a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that we do not have a variable interest in the VIE, no further analysis is required and we do not consolidate the VIE. If we hold a variable interest in a VIE, we are required by U.S. GAAP to consolidate that VIE when we have a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. We are determined to have a controlling financial interest in a VIE when we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.
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
Interests in Investment Funds
In the normal course of business, we manage various types of investment funds through State Street Investment Management in which our clients are investors, including State Street Investment Management commingled investment vehicles and other similar investment structures. The majority of our AUM are contained within such funds. The services we provide to these funds generate management fee revenue. From time to time, we may invest cash in the funds in order for the funds to establish a performance history for newly-launched strategies, referred to as seed capital, or for other purposes.
With respect to our interests in funds that meet the definition of a VIE, a primary beneficiary assessment is performed to determine if we have a controlling financial interest. As part of our assessment, we consider all the facts and circumstances regarding the terms and characteristics of the variable interest(s), the design and characteristics of the fund and the other involvements of the enterprise with the fund. If consolidation of certain funds is required, we retain the specialized investment company accounting rules followed by the underlying funds. When we no longer control these funds due to a reduced ownership interest or other reasons, the funds are de-consolidated and accounted for under another accounting method if we continue to maintain investments in the funds.
As of both December 31, 2025 and 2024, we had no consolidated funds. As of December 31, 2025 and 2024, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million and $19 million as of December 31, 2025 and 2024, respectively, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
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
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of December 31, 2025 and 2024, our potential maximum loss exposure related to these unconsolidated entities totaled $0.96 billion and $1.10 billion, respectively, most of which represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition.
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
As of December 31, 2025, we had investments in LIHTC and production tax credit investments of $608 million and $268 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $86 million at December 31, 2025. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $81 million at December 31, 2025. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

	Years Ended December 31,
(In millions)	2025	2024
Income recorded on investments within other fee revenue	$17	$29
Income recorded in total revenue	17	29
Tax credits and benefits recognized in income tax expense	236	256
Proportional amortization recognized in income tax expense	(191)	(207)
Net benefits included in income tax expense	45	49
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$62	$78
Note 15.    Shareholders’ Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2025:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of December 31, 2025 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2025			2024
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series D	$—	$—	$—	$1,475	$0.37	$11
Series F	—	—	—	2,336	23.36	6
Series G	5,350	1.34	27	5,350	1.34	27
Series H	—	—	—	6,251	62.51	31
Series I	6,700	67.00	100	5,863	58.63	88
Series J	6,700	67.00	57	2,643	26.43	22
Series K	5,536	55.36	42	—	—	—
Total			$226			$185
In February 2026, we declared dividends on our series G, I, J and K preferred stock of approximately $1,338, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.33, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in March 2026.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. During 2025, we repurchased $1.2 billion of our common stock and since its inception we have repurchased an aggregate of $2.5 billion of our common stock under the 2024 Program through December 31, 2025. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

	Years Ended December 31,
	2025			2024
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	11.5	$104.05	$1,200	15.1	$85.89	$1,300
The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	2025		2024
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$3.20	$909	$2.90	$859
In February 2026, we declared a common stock dividend of $0.84 per share, payable on April 13, 2026, to shareholders of record on April 1, 2026.
State Street Corporation | 157

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2022	$(359)	$(1,817)	$(143)	$(1,751)	$359	$(3,711)
Other comprehensive income (loss) before reclassifications	75	442	(3)	351	(90)	775
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	153	428	1	—	—	582
Other comprehensive income (loss)	228	870	(2)	351	(90)	1,357
Balance as of December 31, 2023	(131)	(947)	(145)	(1,400)	269	(2,354)
Other comprehensive income (loss) before reclassifications	39	15	14	(768)	540	(160)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	(40)	452	2	—	—	414
Other comprehensive income (loss)	(1)	467	16	(768)	540	254
Balance as of December 31, 2024	(132)	(480)	(129)	(2,168)	809	(2,100)
Other comprehensive income (loss) before reclassifications	(5)	224	36	1,375	(783)	847
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	104	105	1	—	—	210
Other comprehensive income (loss)	99	329	37	1,375	(783)	1,057
Balance as of December 31, 2025	$(33)	$(151)	$(92)	$(793)	$26	$(1,043)

(1) Includes after-tax net unamortized unrealized gains (losses) of $(267) million, $(374) million and $(530) million as of December 31, 2025, 2024 and 2023, respectively, related to AFS investment securities previously transferred to HTM.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
(In millions)	Amounts Reclassified into Earnings			Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of $(2), $21 and $81 respectively	$(2)	$59	$213	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $47, $137 and $81 respectively	107	393	215	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $31, $(14) and $55 respectively	104	(40)	153	Net interest income
Retirement plans:
Amortization of actuarial losses, net of related taxes of nil, nil and nil respectively	1	2	1	Compensation and employee benefits expenses
Total amounts reclassified from accumulated other comprehensive income	$210	$414	$582
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
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a “capital floor” in the calculation and assessment of regulatory capital adequacy by the U.S. Agencies. Beginning on January 1, 2015, we were required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
State Street Corporation | 158

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject. As of December 31, 2025, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2025 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches December 31, 2024	Basel III Standardized Approach December 31, 2024
Common shareholders’ equity:
Common stock and related surplus			$11,209	$11,209	$11,226	$11,226	$13,333	$13,333	$13,333	$13,333
Retained earnings			31,392	31,392	29,582	29,582	16,401	16,401	15,977	15,977
Accumulated other comprehensive income (loss)			(1,043)	(1,043)	(2,100)	(2,100)	(815)	(815)	(1,805)	(1,805)
Treasury stock, at cost			(17,276)	(17,276)	(16,198)	(16,198)	—	—	—	—
Total			24,282	24,282	22,510	22,510	28,919	28,919	27,505	27,505
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,921)	(8,921)	(8,320)	(8,320)	(8,342)	(8,342)	(8,054)	(8,054)
Other adjustments(1)			(549)	(549)	(391)	(391)	(419)	(419)	(278)	(278)
Common equity tier 1 capital			14,812	14,812	13,799	13,799	20,158	20,158	19,173	19,173
Preferred stock			3,559	3,559	2,816	2,816	—	—	—	—
Tier 1 capital			18,371	18,371	16,615	16,615	20,158	20,158	19,173	19,173
Qualifying subordinated long-term debt			1,872	1,872	1,861	1,861	524	524	530	530
Adjusted allowance for credit losses			18	203	—	183	18	203	—	183
Total capital			$20,261	$20,446	$18,476	$18,659	$20,700	$20,885	$19,703	$19,886
Risk-weighted assets:
Credit risk(2)			$60,594	$125,138	$63,252	$124,281	$56,438	$121,747	$57,883	$121,785
Operational risk(3)			51,638	NA	49,350	NA	50,025	NA	47,538	NA
Market risk			2,125	2,125	2,000	2,000	2,125	2,125	2,000	2,000
Total risk-weighted assets			$114,357	$127,263	$114,602	$126,281	$108,588	$123,872	$107,421	$123,785
Adjusted quarterly average assets			$332,978	$332,978	$318,470	$318,470	$328,034	$328,034	$314,754	$314,754

Capital Ratios:	2025 Minimum Requirements(4)	2024 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.0%	11.6%	12.0%	10.9%	18.6%	16.3%	17.8%	15.5%
Tier 1 capital	9.5	9.5	16.1	14.4	14.5	13.2	18.6	16.3	17.8	15.5
Total capital	11.5	11.5	17.7	16.1	16.1	14.8	19.1	16.9	18.3	16.1
Tier 1 leverage(5)	4.0	4.0	5.5	5.5	5.2	5.2	6.1	6.1	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%.Our SCB requirement remains at 2.5% for the period from October 1, 2025 through September 30, 2026, based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until 2027.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 159

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Years Ended December 31,
(In millions)	2025	2024	2023
Interest income:
Interest-bearing deposits with banks	$2,911	$3,634	$2,869
Investment securities:
Investment securities available-for-sale	2,995	2,680	1,744
Investment securities held-to-maturity	917	1,090	1,262
Total investment securities	3,912	3,770	3,006
Securities purchased under resale agreements	672	686	312
Trading account assets	4	—	—
Loans	2,286	2,271	1,862
Other interest-earning assets	1,859	1,616	1,131
Total interest income	11,644	11,977	9,180
Interest expense:
Interest-bearing deposits	6,382	6,627	4,991
Securities sold under repurchase agreements	95	156	34
Federal funds purchased	—	—	3
Other short-term borrowings	434	577	40
Long-term debt	1,230	1,086	888
Other interest-bearing liabilities	543	608	465
Total interest expense	8,684	9,054	6,421
Net interest income	$2,960	$2,923	$2,759
Note 18. Equity-Based Compensation
We record compensation expense for equity-based awards, such as deferred stock and performance awards, based on the closing price of our common stock on the date of grant, adjusted if appropriate, based on the eligibility of the award to receive dividends.
Compensation expense related to equity-based and cash-settled stock awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. Compensation expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Compensation expense for common stock awards granted to employees meeting early retirement eligibility criteria is fully expensed on the grant date.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.
The 2017 Stock Incentive Plan, (the 2017 Plan), was amended and restated and approved by shareholders in May 2023 for issuance of stock and stock based awards. Awards may be made under the 2017 Plan for (i) up to 15.1 million shares of common stock plus (ii) up to an additional 28.5 million shares that were available to be issued under the 2006 Equity Incentive Plan, (the 2006 Plan), or may become available for issuance under the 2006 Plan due to expiration, termination, cancellation, forfeiture or repurchase of awards granted under the 2006 Plan. As of December 31, 2025, a total of 21.3 million shares from the 2006 Plan have been added to and may be issued from the 2017 Plan. As of December 31, 2025, a cumulative total of 27.4 million shares have been awarded under the 2017 Plan, compared to cumulative totals of 24.7 million shares and 21.7 million shares as of December 31, 2024 and 2023, respectively.
The 2017 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under option awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for issuance under the 2017 Plan. From inception to December 31, 2025, 8.2 million shares had been awarded under the 2017 Plan but not delivered, and have become available for re-issue. As of December 31, 2025, a total of 17.2 million shares were available for future issuance under the 2017 Plan.
For deferred stock awards granted under the Plans, no common stock is issued at the time of grant and the award does not possess dividend and voting rights. Generally, these grants vest over zero to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over three years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on the performance of certain financial ratios, after the conclusion of each performance period.
Beginning with 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers,” as defined by management. These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation, such as deferred stock awards and performance-based awards, if it is determined that a material risk-
State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taker made risk-based decisions that exposed us to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level. In addition, awards granted to certain of our senior executives, as well as awards granted to individuals in certain jurisdictions, may be subject to recoupment after vesting (if applicable) and delivery to the individual in specified circumstances generally relating to fraud or willful misconduct by the individual that results in material harm to us or a material financial restatement.
Compensation expense related to deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $268 million, $223 million and $208 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such expense for 2025, 2024 and 2023 excluded an expense of $18 million, $3 million and $12 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring or repositioning charges recorded in each respective year.
For the years ended December 31, 2025, 2024 and 2023, no stock appreciation rights were exercised. As of December 31, 2025, there was no unrecognized compensation cost related to stock appreciation rights.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2023	4,968	$75.72
Granted	2,551	68.70
Vested	(2,513)	73.62
Forfeited	(147)	73.35
Outstanding as of December 31, 2024	4,859	73.20
Granted	2,185	94.24
Vested	(2,440)	77.72
Forfeited	(137)	79.25
Outstanding as of December 31, 2025	4,467	80.83
The total fair value of deferred stock awards vested for the years ended December 31, 2025, 2024 and 2023, based on the weighted average grant date fair value in each respective year, was $190 million, $185 million and $185 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $172 million, which is expected to be recognized over a weighted-average period of 2.3 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2023	2,206	$74.33
Granted	363	63.49
Forfeited	(28)	80.01
Paid out	(502)	65.70
Outstanding as of December 31, 2024	2,039	74.44
Granted	598	88.47
Forfeited	(28)	75.81
Paid out	(422)	80.27
Outstanding as of December 31, 2025	2,187	77.14
The total fair value of performance awards vested for the years ended December 31, 2025, 2024 and 2023, based on the weighted average grant date fair value in each respective year, was $34 million, $33 million and $43 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $36 million, which is expected to be recognized over a weighted-average period of 2.3 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Cash-Settled Restricted Stock Awards:
Outstanding as of December 31, 2023	27	$83.37
Granted	40	69.96
Paid out	(38)	76.11
Outstanding as of December 31, 2024	29	74.52
Paid out	(17)	76.78
Outstanding as of December 31, 2025	12	71.46
The total fair value of cash-settled restricted stock awards vested during the years ended December 31, 2025 and 2024, based on the weighted average grant date fair value, was $1 million and $3 million, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to cash-settled restricted stock awards.
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
Note 19. Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. We have agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $16 million, $17 million and $16 million in 2025, 2024 and 2023, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed-income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.11 billion, $18 million and nil, respectively, as of December 31, 2025 and $1.10 billion, $19 million and less than $1 million, respectively, as of December 31, 2024. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were overfunded by $71 million and $26 million as of December 31, 2025 and 2024, respectively. The non-qualified supplemental retirement plans were underfunded by $18 million and $19 million as of December 31, 2025 and 2024, respectively. The other post-retirement benefit plans had liabilities of nil and were underfunded by less than $1 million as of December 31, 2025 and 2024, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $226 million, $212 million and $194 million in 2025, 2024 and 2023, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, furniture and fixtures, and amortization of lease right-of-use assets. Total depreciation and amortization expense in 2025, 2024 and 2023 was $892 million, $824 million and $829 million, respectively.
We use our incremental borrowing rate to determine the present value of the lease payments for finance and operating leases described below. Additionally, we do not separate nonlease components such as real estate taxes and common area maintenance from base lease payments.
As of December 31, 2025 and 2024, we had finance leases for information technology equipment of $89 million and $67 million, respectively, recorded in premises and equipment, with the related liability of $106 million and $79 million, respectively, recorded in long-term debt, in our consolidated statement of condition.
Finance lease right-of-use asset amortization is recorded in information systems and communications expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. Accumulated amortization of the finance lease right-of-use assets was $182 million as of December 31, 2025. Interest expense related to the finance lease obligation reflected in NII was $3 million in both 2025 and 2024.
As of December 31, 2025, aggregate net book value of the operating lease right-of-use assets recorded in other assets was $865 million, with the related lease liability recorded in accrued expenses and other liabilities in our consolidated statement of condition.
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
As of December 31, 2025, we have additional operating and finance leases, primarily for office space and equipment, that have not yet commenced with approximately $80 million of undiscounted future minimum lease payments. These leases will largely commence in fiscal year 2026 with lease terms ranging from 2 to 10 years.
None of our leases contain residual value guarantees.
The following table presents lease costs, sublease rental income, cash flows and new leases arising from lease transactions for 2025:

	Years Ended December 31,
(In millions)	2025	2024
Finance lease:
Amortization of right-of-use assets	$47	$48
Interest on lease liabilities	3	3
Total finance lease expense	50	51
Sublease income	—	—
Net finance lease expense	50	51
Operating lease:
Operating lease expense	179	168
Sublease income	(13)	(17)
Net operating lease expense	166	151
Net lease expense	$216	$202

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$3
Operating cash flows from operating leases	193	179
Financing cash flows from finance leases	43	46
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$214	$174
Finance leases	64	—
The following table presents future minimum lease payments under non-cancellable leases as of December 31, 2025:

(In millions)	Operating Leases	Finance Leases	Total
2026	$174	$34	$208
2027	154	29	183
2028	136	29	165
2029	101	22	123
2030	83	—	83
Thereafter	410	—	410
Total future minimum lease payments	1,058	114	1,172
Less imputed interest	(195)	(8)	(203)
Total	$863	$106	$969
The following table presents details related to remaining lease terms and discount rate as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Finance leases	3.4	1.4
Operating leases	8.3	8.1
Weighted-average discount rate:
Finance leases	5%	3%
Operating leases	5%	4%
Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2025	2024	2023
Professional services	$444	$465	$428
Amortization of other intangible assets	223	230	239
Sales advertising and public relations	174	142	142
Securities processing	58	78	49
Bank operations	50	51	45
Donations	28	28	27
Regulatory fees and assessments(1)	(10)	142	464
Other	521	433	359
Total other expenses	$1,488	$1,569	$1,753

(1) Includes an FDIC special assessment release of $60 million in 2025 and an FDIC special assessment charge of $99 million and $387 million in 2024 and 2023, respectively, related to FDIC’s recovery of estimated losses to the Deposit Insurance Fund associated with the closures of Silicon Valley Bank and Signature Bank reflected in other expenses.
Repositioning Charges
In 2025, we recorded net repositioning charges of $326 million, including $211 million of compensation and employee benefits expenses related to workforce rationalization, $69 million of occupancy costs associated with real estate footprint optimization, and other charges of $24 million and $22 million relating to operating model changes reflected in information systems and communications and other expenses, respectively.
State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2024, we recorded a net repositioning release of $2 million, including a $15 million release reflected in compensation and employee benefits expenses, partially offset by $13 million of occupancy charges related to footprint optimization.
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2022	$83	$5	$88
Accruals for Repositioning Charges	182	21	203
Payments and Other Adjustments	(58)	(25)	(83)
Accrual Balance at December 31, 2023	207	1	208
Accruals for Repositioning Charges	(15)	13	(2)
Payments and Other Adjustments	(96)	(14)	(110)
Accrual Balance at December 31, 2024	96	—	96
Accruals for Repositioning Charges	211	115	326
Payments and Other Adjustments	(99)	(115)	(214)
Accrual Balance at December 31, 2025	$208	$—	$208
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
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
(In millions)	2025	2024	2023
Current:
Federal	$375	$108	$160
State	96	68	79
Non-U.S.	404	387	317
Total current expense	875	563	556
Deferred:
Federal	(133)	77	(77)
State	(1)	2	(63)
Non-U.S.	45	66	(44)
Total deferred expense (benefit)	(89)	145	(184)
Total income tax expense (benefit)	$786	$708	$372
The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, prospectively for annual periods beginning after December 31, 2024. The following table presents a reconciliation of the U.S. federal statutory tax rate to our effective income tax rate for the year ended December 31, 2025 (after adoption of ASU 2023-09):

	Years Ended December 31,
(Dollars in millions)	2025
U.S. federal income tax rate	$783	21.0%
Changes from statutory rate:
State and local income taxes, net of federal income tax effect(1)	81	2.2
Foreign tax effects	45	1.2
Effects of cross-border tax laws(2)	7	0.2
Tax Credits(3)	(68)	(1.8)
Nontaxable or nondeductible items	(27)	(0.8)
Changes in unrecognized tax benefits	(35)	(0.9)
Effective tax rate	$786	21.1%

(1) State taxes in Massachusetts, New York State and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2) Effects of cross-border tax laws includes the period expense for global intangible low-taxed income.
(3) Business tax credits include research, low-income housing, production and investment tax credits.
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the periods indicated:

	Years Ended December 31,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.8	2.4
Tax-exempt income	(1.0)	(1.5)
Business tax credits(1)	(2.0)	(3.6)
Foreign tax differential	1.0	(0.6)
Foreign tax credit (benefits)/ limitations(2)	0.6	(2.0)
Change in Valuation Allowance	(0.5)	(0.2)
Other, net	(0.1)	0.6
Effective tax rate	20.8%	16.1%

(1) Business tax credits include research, low-income housing, production and investment tax credits.
(2) Foreign tax credit (benefits)/limitations includes the period expense for global intangible low-taxed income.
State Street Corporation | 164

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain earnings of our foreign subsidiaries are considered indefinitely reinvested, and no state, local, or foreign withholding tax liabilities have been recorded on these amounts as the related tax effects are not practicable to estimate. Any future distribution of these earnings is expected to be exempt from U.S. federal income tax but could result in state, local, and foreign withholding taxes. Although foreign withholding taxes may be creditable for U.S. federal income tax purposes, limitations on foreign tax credit utilization could result in a net tax cost.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of the dates indicated:

	December 31,
(In millions)	2025	2024
Deferred tax assets:
Other amortizable assets	$176	$189
Tax credit carryforwards	656	577
Lease obligations	248	214
Deferred compensation	229	111
Restructuring charges and other reserves	166	227
NOL and other carryforwards	154	147
Pension plan	13	21
Foreign currency translation	24	63
Unrealized losses on investment securities, net	52	184
Total deferred tax assets	1,718	1,733
Valuation allowance for deferred tax assets	(198)	(172)
Deferred tax assets, net of valuation allowance	$1,520	$1,561
Deferred tax liabilities:
Fixed and intangible assets	$654	$634
Investment basis differences	45	47
Right-of-use assets	240	198
Other	33	40
Total deferred tax liabilities	$972	$919
The table below summarizes the deferred tax assets, carryforwards and related valuation allowances recognized as of December 31, 2025:

(In millions)	Deferred Tax Asset	Valuation Allowance	Expiration
Other amortizable assets	$176	$(69)	None
Tax credits	656	—	2042-2045
NOLs - Non-U.S.	130	(110)	2026-2042, None
NOLs - U.S.	21	(17)	2026-2041, None
Other carryforwards	2	(2)	None
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
At December 31, 2025, 2024 and 2023, the gross unrecognized tax benefits, excluding interest, were $248 million, $237 million and $237 million, respectively. Of this, the amounts that would reduce the effective tax rate, if recognized, are $230 million, $220 million and $197 million, respectively. The reduction in the effective tax rate includes the federal benefit for unrecognized state tax benefits.
The following table presents activity related to unrecognized tax benefits as of the dates indicated:

	December 31,
(In millions)	2025	2024	2023
Beginning balance	$237	$237	$285
Decrease related to agreements with tax authorities	(2)	(22)	(32)
Increase related to tax positions taken during current year	48	36	39
Increase/(Decrease) related to tax positions taken during prior years	23	11	(34)
Decreases related to a lapse of the applicable statute of limitations	(58)	(25)	(21)
Ending balance	$248	$237	$237
Management believes that we have sufficient accrued liabilities as of December 31, 2025 for tax exposures and related interest expense.
Income tax expense included related interest and penalties of approximately $9 million, $8 million and $7 million in 2025, 2024 and 2023, respectively. Total accrued interest and penalties were approximately $29 million as of December 31, 2025, and $21 million as of both December 31, 2024 and 2023.
The table below summarizes income taxes paid for the year ended December 31, 2025 (after adoption of ASU 2023-09):

(In millions)	Year Ended December 31, 2025

U.S. Federal	$78
U.S. State:
New York State	28
Other	33
Total U.S. State	61
Foreign:
United Kingdom	110
Canada	54
Luxembourg	46
Ireland	36
India	34
Italy	31
Other	144
Total Foreign	455
Total income taxes paid	$594
Total income taxes paid for the years ended December 31, 2024 and 2023, were $451 million and $423 million, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	2023
Net income	$2,945	$2,687	$1,944
Less:
Preferred stock dividends	(226)	(202)	(122)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)	(1)
Net income available to common shareholders	$2,717	$2,483	$1,821
Average common shares outstanding (In thousands):
Basic average common shares	284,545	297,883	322,337
Effect of dilutive securities: equity-based awards	4,474	4,343	4,231
Diluted average common shares	289,019	302,226	326,568
Anti-dilutive securities(2)	9	14	1,251
Earnings per common share:
Basic	$9.55	$8.33	$5.65
Diluted(3)	9.40	8.21	5.58

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
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided in Note 18.
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
Investment Servicing provides a broad range of investment servicing and market and financing solutions to institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, wealth managers, investment managers, foundations and endowments worldwide.
Through State Street Investment Services and State Street Markets, we offer a full range of back-, middle- and front-office solutions, including custody, accounting and fund administration services for traditional and alternative assets, as well as multi-asset class investments; recordkeeping, client reporting and investment book of record, transaction management, loans, cash, derivatives and collateral services; investor services operations outsourcing; performance, risk and compliance analytics; financial data management to support institutional investors; foreign exchange, brokerage and other trading services; securities finance, including prime services products; and deposit and short-term investment facilities.
Together with our back- and middle-office services, CRD’s front- and middle-office technology offerings form the foundation of State Street Alpha. Our State Street Alpha platform combines portfolio management, trading and execution, analytics and compliance tools, along with advanced data aggregation and integration with other industry platforms and providers. Included in CRD’s technology offerings are Charles River Investment Management Solution, a front-office technology offering that automates and simplifies the institutional investment process across asset classes, from portfolio management and risk analytics through trading and post-trade settlement, with integrated compliance and managed data throughout; Charles River for Private Markets, an investment management solution for institutions investing in Private Credit, Private Equity, Real Estate, Infrastructure, and Funds; and Charles River Wealth Management Solution, which provides portfolio management, trading compliance and manager/sponsor communication capabilities to wealth managers, private banks and financial advisors.
State Street Corporation | 166

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Management provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management (previously State Street Global Advisors). Our investment management solutions span across equity, fixed income, liquidity and cash, multi-asset and alternatives strategies, delivered through products such as ETFs, custom indexed, and actively managed funds and mandates.
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
Our servicing and management fee revenue from the Investment Servicing and Investment Management business lines, including foreign exchange trading services and securities finance activities, represents approximately 70% of our consolidated total revenue. The remaining 30% is composed of software and processing fees, including front office software and data and lending related and other fees, as well as NII, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Our CODM is the chief executive officer. The line of business results are regularly provided to the CODM to evaluate the performance of each line of business and to inform how resources are allocated between those lines of business to best achieve management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were separate business entities.
State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our line of business results for the periods indicated.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue:
Servicing fees	$5,324	$5,016	$4,922	$—	$—	$—	$—	$—	$—	$5,324	$5,016	$4,922
Management fees	—	—	—	2,398	2,124	1,876	—	—	—	2,398	2,124	1,876
Foreign exchange trading services	1,441	1,248	1,140	170	138	125	3	15	—	1,614	1,401	1,265
Securities finance	481	415	402	24	23	24	—	—	—	505	438	426
Software and processing fees	927	888	811	—	—	—	(24)	—	—	903	888	811
Other fee revenue	209	188	145	27	35	35	—	66	—	236	289	180
Total fee revenue	8,382	7,755	7,420	2,619	2,320	2,060	(21)	81	—	10,980	10,156	9,480
Net interest income	2,945	2,899	2,740	15	24	19	—	—	—	2,960	2,923	2,759
Total other income	4	2	—	—	—	—	—	(81)	(294)	4	(79)	(294)
Total revenue	11,331	10,656	10,160	2,634	2,344	2,079	(21)	—	(294)	13,944	13,000	11,945
Provision for credit losses	59	75	46	—	—	—	—	—	—	59	75	46
Expenses:
Compensation and employee benefits	4,220	4,078	4,033	604	555	520	211	64	191	5,035	4,697	4,744
Information systems and communications	1,960	1,743	1,568	92	86	94	42	—	41	2,094	1,829	1,703
Transaction processing services	875	825	777	175	173	180	—	—	—	1,050	998	957
Other	1,001	1,041	1,035	904	841	746	70	124	398	1,975	2,006	2,179
Total expenses	8,056	7,687	7,413	1,775	1,655	1,540	323	188	630	10,154	9,530	9,583
Income before income tax expense	$3,216	$2,894	$2,701	$859	$689	$539	$(344)	$(188)	$(924)	$3,731	$3,395	$2,316
Pre-tax margin	28%	27%	27%	33%	29%	26%				27%	26%	19%

Average assets (in billions)	$339.9	$308.5	$271.5	$3.6	$3.2	$3.2				$343.5	$311.7	$274.7
The “Other” columns presented in the previous table, represent amounts that are not allocated to our two lines of business. The following provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Years Ended December 31,
	Other
(Dollars in millions)	2025	2024	2023
Foreign exchange trading services(1)	$3	$15	$—
Client rescoping (revenue impact)(2)	(24)	—	—
Other fee revenue(3)	—	66	—
Gains (losses) related to investment securities, net(4)	—	(81)	(294)
Deferred incentive compensation expense acceleration(5)	—	(79)	—
Net repositioning (charges) release(6)	(326)	2	(203)
Client rescoping (expense impact)(2)	(18)	—	—
Other notable items(7)	21	(111)	(427)
Total	$(344)	$(188)	$(924)

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
(4) Includes the loss on the sale of investment securities of $81 million and $294 million in 2024 and 2023, respectively, related to the repositioning of the investment portfolio.
(5) Deferred compensation expense acceleration of $79 million in 2024 reflected in compensation and employee benefits, associated with an amendment of certain outstanding deferred cash incentive compensation awards to align our deferred pay mix with peers.
(6) Amount in 2025 includes a charge of $211 million, reflected in compensation and employee benefits primarily from workforce rationalization, a $69 million charge reflected in occupancy costs associated with real estate footprint optimization and other repositioning charges of $24 million and $22 million, reflected in information systems and communications and other expenses, respectively, relating to operating model changes. The amount in 2024 includes a $15 million release related to compensation and employee benefits, partially offset by $13 million related to occupancy costs associated with real estate footprint, and net repositioning charges in 2023 includes $182 million reflected in compensation and employee benefits expenses related to workforce rationalization and $21 million of occupancy costs related to real estate footprint optimization.
(7) Amount in 2025 primarily includes an FDIC special assessment release of $60 million and legal and related costs of $40 million reflected in other expenses. Amounts in 2024 and 2023 are primarily related to the FDIC special assessment of $99 million and $387 million, respectively, reflected in other expenses. Other notable items also include a $12 million charge in 2024 reflected in other expenses and $41 million in 2023 reflected in information systems and communications, primarily related to operating model changes.
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
For contracts with multiple performance obligations, or contracts that have been combined, we allocate the contracts’ transaction price to each performance obligation using our best estimate of the standalone selling price. Our contractual fees are negotiated on a customer by customer basis and are representative of standalone selling price utilized for allocating revenue when there are multiple performance obligations.
Substantially all of our services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Payments may be made to third party service providers and the expense is recognized gross when we control those services as we are deemed the principal.
Contract durations may vary from short- to long-term or may be open ended. Termination notice periods are in line with general market practice and typically do not include termination penalties. Therefore, for substantially all of our revenues, the duration of the contract and the enforceable rights and obligations do not extend beyond the services that are performed daily or at the transaction level. In instances where we have substantive termination penalties, the duration of the contract may extend through the date of substantive termination penalties.
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
Securities finance revenue is related to services for providing agency lending programs to State Street Investment Management managed investment funds and third-party investment managers and asset owners. This securities finance revenue is recognized over time using a time-based measure as our customers benefit from these lending services.
Revenue related to the front office solutions provided by CRD is primarily driven by the sale of licenses and SaaS arrangements, including professional services such as consulting and implementation services, software support and maintenance. Revenue for a sale of software to be installed on-premises is recognized at a point in time when the customer benefits from obtaining access to and use of the software license. Revenue for a SaaS-related arrangement is recognized over time as services are provided.
Investment Management
Revenue from contracts with customers related to investment management, investment research and investment advisory services provided through State Street Investment Management is recognized over time as our customers benefit from the services as they are performed. Substantially all of our investment management fees are determined by the value of assets under management and the investment strategies employed. At contract inception, no revenue is estimated as the fees are dependent on assets under management which are susceptible to market factors outside of our control.
Therefore, substantially all of our Investment Management services revenue is recognized using a time-based
State Street Corporation | 169

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
output method as the customers benefit from the services over time and as the assets under management are known or determinable during each reporting period based on contractual fee schedules. Payments made to third party service providers, such as payments to others in unitary fee arrangements, are generally recognized on a gross basis when State Street Investment Management controls those services and is deemed to be a principal in such transactions.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the “Other” columns were not allocated to our business lines.

	Year Ended December 31, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$5,324	$—	$5,324	$—	$—	$—	$—	$—	$—	$5,324
Management fees	—	—	—	2,398	—	2,398	—	—	—	2,398
Foreign exchange trading services	414	1,027	1,441	170	—	170	—	3	3	1,614
Securities finance	212	269	481	—	24	24	—	—	—	505
Software and processing fees	731	196	927	—	—	—	(24)	—	(24)	903
Other fee revenue	—	209	209	—	27	27	—	—	—	236
Total fee revenue	6,681	1,701	8,382	2,568	51	2,619	(24)	3	(21)	10,980
Net interest income	—	2,945	2,945	—	15	15	—	—	—	2,960
Total other income	—	4	4	—	—	—	—	—	—	4
Total revenue	$6,681	$4,650	$11,331	$2,568	$66	$2,634	$(24)	$3	$(21)	$13,944

	Year Ended December 31, 2024
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2024
Servicing fees	$5,016	$—	$5,016	$—	$—	$—	$—	$—	$—	$5,016
Management fees	—	—	—	2,124	—	2,124	—	—	—	2,124
Foreign exchange trading services	386	862	1,248	138	—	138	—	15	15	1,401
Securities finance	185	230	415	—	23	23	—	—	—	438
Software and processing fees	685	203	888	—	—	—	—	—	—	888
Other fee revenue	—	188	188	—	35	35	—	66	66	289
Total fee revenue	6,272	1,483	7,755	2,262	58	2,320	—	81	81	10,156
Net interest income	—	2,899	2,899	—	24	24	—	—	—	2,923
Total other income	—	2	2	—	—	—	—	(81)	(81)	(79)
Total revenue	$6,272	$4,384	$10,656	$2,262	$82	$2,344	$—	$—	$—	$13,000

	Year Ended December 31, 2023
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2023
Servicing fees	$4,922	$—	$4,922	$—	$—	$—	$—	$—	$—	$4,922
Management fees	—	—	—	1,876	—	1,876	—	—	—	1,876
Foreign exchange trading services	344	796	1,140	125	—	125	—	—	—	1,265
Securities finance	225	177	402	—	24	24	—	—	—	426
Software and processing fees	627	184	811	—	—	—	—	—	—	811
Other fee revenue	—	145	145	—	35	35	—	—	—	180
Total fee revenue	6,118	1,302	7,420	2,001	59	2,060	—	—	—	9,480
Net interest income	—	2,740	2,740	—	19	19	—	—	—	2,759
Total other income	—	—	—	—	—	—	—	(294)	(294)	(294)
Total revenue	$6,118	$4,042	$10,160	$2,001	$78	$2,079	$—	$(294)	$(294)	$11,945
State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract balances
As of December 31, 2025 and 2024, net receivables of $3.51 billion and $3.08 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, we have an unconditional right to payment and billing is generally performed monthly or quarterly.
We had $131 million and $144 million of deferred revenue as of December 31, 2025 and 2024, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the year ended December 31, 2025, we recognized revenue of $121 million relating to deferred revenue of $144 million as of December 31, 2024.
Transaction price allocated to the remaining performance obligations represents future, non-cancellable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2025, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.07 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Years Ended December 31,
	2025			2024			2023
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,936	$8,008	$13,944	$5,485	$7,515	$13,000	$5,108	$6,837	$11,945
Income before income tax expense	1,493	2,238	3,731	1,376	2,019	3,395	1,057	1,259	2,316

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Non-U.S. assets were $95.68 billion and $88.35 billion as of December 31, 2025 and 2024, respectively.

State Street Corporation | 171

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27.     Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
Statement of Income - Parent Company

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash dividends from consolidated banking subsidiary	$2,600	$1,250	$4,550
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	316	58	320
Other, net	593	516	274
Total revenue	3,509	1,824	5,144
Interest expense	1,235	1,170	975
Other expenses	257	239	198
Total expenses	1,492	1,409	1,173
Income tax benefit	(209)	(232)	(224)
Income before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	2,226	647	4,195
Equity in undistributed income (loss) of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	425	1,522	(2,464)
Consolidated non-banking subsidiaries and unconsolidated entities	294	518	213
Net income	$2,945	$2,687	$1,944
Statement of Condition - Parent Company

	As of December 31,
(In millions)	2025	2024
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$627	$438
Trading account assets	539	499
Investment securities available-for-sale	428	378
Investments in:
Consolidated banking subsidiary	28,919	27,504
Consolidated non-banking subsidiaries	11,584	10,487
Unconsolidated entities	104	114
Notes and other receivables from:
Consolidated banking subsidiary	142	170
Consolidated non-banking subsidiaries and unconsolidated entities	10,805	9,211
Other assets	218	127
Total assets	$53,366	$48,928
Liabilities:
Notes and other payables to:
Consolidated banking subsidiary	$9	$—
Consolidated non-banking subsidiaries and unconsolidated entities	2,082	2,063
Accrued expenses and other liabilities	679	652
Long-term debt	22,755	20,887
Total liabilities	25,525	23,602
Shareholders’ equity	27,841	25,326
Total liabilities and shareholders’ equity	$53,366	$48,928
State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows - Parent Company

	Years Ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities	$2,283	$622	$4,194
Investing Activities:
Net (decrease) increase in interest-bearing deposits with consolidated banking subsidiary	(189)	221	(199)
Proceeds from sales and maturities of available-for-sale securities	1,670	1,120	830
Purchases of available-for-sale securities	(1,701)	(1,204)	(836)
Investments in consolidated banking and non-banking subsidiaries	(11,102)	(9,330)	(10,784)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	9,100	7,875	7,920
Net cash used in investing activities	(2,222)	(1,318)	(3,069)
Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	5,722	4,281	6,221
Payments for long-term debt	(4,100)	(2,000)	(2,500)
Proceeds from issuance of preferred stock, net of issuance costs	743	2,350	—
Payments for redemption of preferred stock	—	(1,500)	—
Repurchases of common stock	(1,200)	(1,319)	(3,781)
Repurchases of common stock for employee tax withholding	(106)	(83)	(95)
Payments for cash dividends	(1,120)	(1,033)	(970)
Net cash (used in) provided by financing activities	(61)	696	(1,125)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
State Street Corporation | 173

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents consolidated average statements of condition and NII for the years indicated:

	Years Ended December 31,
	2025			2024			2023
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$52,533	$1,122	2.14%	$49,279	$1,533	3.11%	$39,071	$1,260	3.22%
Interest-bearing deposits with U.S. banks	41,013	1,789	4.36	39,475	2,101	5.32	30,812	1,609	5.22
Securities purchased under resale agreements	8,232	672	8.16	6,789	686	10.10	1,764	312	17.67
Trading account assets	807	4	0.45	782	—	—	711	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	76,512	2,440	3.19	70,914	2,013	2.84	69,890	1,594	2.28
State and political subdivisions(1)	34	1	2.70	265	9	3.52	621	14	2.33
Other investments	34,040	1,471	4.32	33,605	1,750	5.21	35,254	1,402	3.98
Loans	45,789	2,287	5.00	39,660	2,272	5.73	34,800	1,863	5.35
Other interest-earning assets	35,754	1,859	5.20	25,300	1,616	6.39	18,098	1,131	6.25
Total interest-earning assets(1)	294,714	11,645	3.95	266,069	11,980	4.50	231,021	9,185	3.98
Cash and due from banks	4,134			3,674			3,925
Other assets	44,657			41,980			39,750
Total assets	$343,505			$311,723			$274,696

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$4,951	$228	4.61%	$2,103	$116	5.51%	$4,352	$243	5.59%
Savings	151,357	5,116	3.38	133,795	5,416	4.05	105,852	3,733	3.53
Non-U.S.	71,904	1,038	1.44	64,144	1,095	1.71	62,689	1,015	1.62
Total interest-bearing deposits	228,212	6,382	2.80	200,042	6,627	3.31	172,893	4,991	2.89
Securities sold under repurchase agreements	2,198	95	4.32	3,163	156	4.93	3,904	34	0.87
Federal funds purchased	—	—	—	—	—	—	65	3	4.82
Other short-term borrowings	9,590	434	4.53	11,425	577	5.05	1,120	40	3.60
Long-term debt	25,006	1,230	4.92	20,394	1,086	5.32	17,355	888	5.12
Other interest-bearing liabilities	4,027	543	13.47	4,826	608	12.59	3,891	465	11.96
Total interest-bearing liabilities	269,033	8,684	3.23	239,850	9,054	3.77	199,228	6,421	3.22
Non-interest-bearing deposits:
Demand	22,394			23,695			30,065
Non-U.S.(2)	2,396			1,874			2,153
Other liabilities	22,621			21,192			19,073
Shareholders’ equity	27,061			25,112			24,177
Total liabilities and shareholders’ equity	$343,505			$311,723			$274,696
Net interest income, fully taxable-equivalent basis		$2,961			$2,926			$2,764
Excess of rate earned over rate paid			0.72%			0.73%			0.75%
Net interest margin(3)			1.00			1.10			1.20

(1) Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest income with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 21% for periods ending in 2025, 2024 and 2023, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest income presented above were $1 million, $3 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).
(2) Non-U.S. non-interest-bearing deposits were $3.57 billion, $2.14 billion and $2.81 billion as of December 31, 2025, 2024 and 2023, respectively.
(3) NIM is calculated by dividing fully taxable-equivalent NII by average total interest-earning assets.
State Street Corporation | 174

SUPPLEMENTAL FINANCIAL DATA (CONTINUED)
The following table summarizes changes in fully taxable-equivalent interest income and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2025 Compared to 2024			2024 Compared to 2023
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest income related to:
Interest-bearing deposits with non-U.S. banks	$101	$(512)	$(411)	$329	$(56)	$273
Interest-bearing deposits with U.S. banks	82	(394)	(312)	452	40	492
Securities purchased under resale agreements	146	(160)	(14)	888	(514)	374
Trading account assets	—	4	4	—	—	—
Investment securities:
U.S. Treasury and federal agencies	159	268	427	23	396	419
State and political subdivisions	(8)	—	(8)	(8)	3	(5)
Other investments	23	(302)	(279)	(66)	414	348
Loans	351	(336)	15	260	149	409
Other interest-earning assets	668	(425)	243	450	35	485
Total interest-earning assets	1,522	(1,857)	(335)	2,328	467	2,795
Interest expense related to:
Deposits:
Time	157	(45)	112	(126)	(1)	(127)
Savings	711	(1,011)	(300)	985	698	1,683
Non-U.S.	133	(190)	(57)	24	56	80
Securities sold under repurchase agreements	(48)	(13)	(61)	(6)	128	122
Federal funds purchased	—	—	—	(3)	—	(3)
Other short-term borrowings	(93)	(50)	(143)	371	166	537
Long-term debt	245	(101)	144	155	43	198
Other interest-bearing liabilities	(101)	36	(65)	112	31	143
Total interest-bearing liabilities	1,004	(1,374)	(370)	1,512	1,121	2,633
Net interest income	$518	$(483)	$35	$816	$(654)	$162
State Street Corporation | 175

ACRONYMS

ABS	Asset-backed securities	HQLA(1)	High-quality liquid assets
AFS	Available-for-sale	HRC	Human Resources Committee
AML	Anti-money laundering	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured Depository Institution
ASU	Accounting Standards Update	LCR(1)	Liquidity coverage ratio
AUC/A	Assets under custody and/or administration	LDA model	Loss distribution approach model
AUM	Assets under management	LIBOR	London Interbank Offered Rate
BCCC	Business Conduct and Compliance Committee	LTD	Long-term debt
bps	Basis points	MBS	Mortgage-backed securities
CAP	Capital adequacy process	MRC	Model Risk Committee
CCB	Capital conservation buffer	MRM	Model Risk Management
CECL	Current Expected Credit Loss	MVG	Model Validation Group
CET1(1)	Common equity tier 1	NII	Net interest income
CFTC	Commodity Futures Trading Commission	NIM	Net interest margin
CLO	Collateralized loan obligation	NOL	Net Operating Loss
CMBS	Commercial mortgage-backed securities	NSFR(1)	Net stable funding ratio
CMRC	Credit and Market Risk Committee	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OFAC	Office of Foreign Assets Control
COSO	Committee of Sponsoring Organizations of the Treadway Commission	ORM	Operational risk management
CC	Credit Committee	OTC	Over-the-counter
CRD	Charles River Development	PCA	Prompt corrective action
CRO	Chief Risk Officer	PCAOB	Public Company Accounting Oversight Board
CVA	Credit valuation adjustment	PD(1)	Probability-of-default
DFAST	Dodd-Frank Act Stress Test	P&L	Profit-and-loss
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RC	Risk Committee
DORA	Digital Operational Resilience Act	RMBS	Residential mortgage-backed securities
E&A Committee	Examining and Audit Committee	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SA-CCR	Standardized approach for counterparty credit risk
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	SaaS	Software as a service
EPS	Earnings per share	SCB	Stress Capital Buffer
ERC	Enterprise Risk Committee	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SIFI	Systemically important financial institutions
ESG	Environmental, social and governance	SLB	Stress Leverage Buffer
eSLR(1)	Enhanced supplementary leverage ratio	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SOFR	Secured Overnight Financing Rate
EURIBOR	Euro Interbank Offered Rate	SPDR	Spider; Standard and Poor's depository receipt
E.U.	European Union	SPOE Strategy	Single Point of Entry Strategy
EVE	Economic value of equity	SSIF	State Street Intermediate Funding, LLC
FDIC	Federal Deposit Insurance Corporation	TLAC(1)	Total loss-absorbing capacity
FHLB	Federal Home Loan Bank of Boston	TMRC	Trading and Markets Risk Committee
FICC	Fixed Income Clearing Corporation	TOPS	Technology and Operations Committee
FTE	Fully taxable-equivalent	TORC	Technology and Operational Risk Committee
FSOC	Financial Stability Oversight Council	UCITS	Undertakings for Collective Investments in Transferable Securities
FX	Foreign exchange	U.K.	United Kingdom
GAAP	Generally accepted accounting principles	UOM	Unit of measure
GBP	British Pound Sterling	U.S.	United States of America
GCR	Global credit review	USD	U.S. dollar
GDPR	General data protection regulation	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 176

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

Deposit beta: A measure of how much of an interest rate increase or decrease is expected to be passed on to client interest-bearing accounts, on average.

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

On-premises: Locally installed software.

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

State Street Corporation | 177

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2025, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2025.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2025, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

State Street Corporation | 178

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
Management assessed the effectiveness of State Street’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Based on that assessment, management concluded that, as of December 31, 2025, State Street’s internal control over financial reporting is effective.
The effectiveness of State Street’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which follows this report.

State Street Corporation | 179

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of State Street Corporation
Opinion on Internal Control Over Financial Reporting
We have audited State Street Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, State Street Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Corporation and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
February 19, 2026

State Street Corporation | 180

ITEM 9B. OTHER INFORMATION
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the fourth quarter of 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Ronald O’Hanley Chairman, Chief Executive Officer and President	11/26/2025	11/30/2026	Sale of up to 130,216 shares of common stock in transactions during 2025 and 2026

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the fourth quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, referred to as the 2026 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act, if required, will appear in our 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2026 Proxy Statement under the caption “Corporate Governance at State Street." Information concerning our Securities Trading Policy will appear in our 2026 Proxy Statement under the caption “Executive Equity Ownership Guidelines, Practices and Policies.” A copy of our Securities Trading Policy is filed as Exhibit 19 to this Form 10-K. Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11. EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2026 Proxy Statement under the captions “Executive Compensation” and “Non-Management Director Compensation.” Such information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
State Street Corporation | 181

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2025. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	6,654	(2)	$—	17,196
Equity compensation plans not approved by shareholders	—		—	—
Total	6,654		—	17,196

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 4,467 thousand shares subject to deferred stock awards, zero shares subject to stock options, zero stock appreciation rights and 2,187 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2026 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee’s pre-approval policies and procedures will appear in our 2026 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
State Street Corporation | 182

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Comprehensive Income - Years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Condition - As of December 31, 2025 and 2024
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2025, 2024 and
2023
Consolidated Statement of Cash Flows - Years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

State Street Corporation | 183

EXHIBIT INDEX

3.1
Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Annual Report on Form 10-K (File No. 001-07511) filed with the SEC on February 13, 2025 and incorporated herein by reference)

3.2	By-laws, as amended (filed as Exhibit 3.1 to State Street’s Current Report on Form 8-K (File No.001-07511) filed with the SEC on December 16, 2022 and incorporated herein by reference)

4.1
Description of Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.1 to State Street’s Annual Report on Form 10-K (File No. 001-07511) filed with the SEC on February 13, 2025 and incorporated by herein by reference)

4.2
Deposit Agreement dated April 11, 2016, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street’s Current Report on Form 8-K (File No. 001-7511) dated April 11, 2016 filed with the SEC on April 11, 2016 and incorporated herein by reference)

4.3
Deposit Agreement, dated January 31, 2024, among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on January 31, 2024 and incorporated herein by reference)

4.4
Deposit Agreement, dated July 24, 2024, among State Street Corporation, Equiniti Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on July 24, 2024 and incorporated herein by reference)

4.5
Deposit Agreement dated February 6, 2025, among State Street Corporation, Equiniti Trust Company LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.3 to State Street’s Current Report on Form 8-K (File No. 001-07511), filed with the SEC on February 6, 2025 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†
State Street’s Executive Supplemental Retirement Plan, as amended and restated, and First, Second and Third Amendments thereto (filed as Exhibit 10.2 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and incorporated herein by reference)

10.2†
Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2025 filed with the SEC on May 1, 2025 and incorporated herein by reference)

10.3A†
State Street’s Amended and Restated 2017 Stock Incentive Plan (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 19, 2023 and incorporated herein by reference)

10.3B†
Forms of award agreement under State Street’s Amended and Restated 2017 Stock Incentive Plan (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2025 filed with the SEC on May 1, 2025 and incorporated herein by reference)

10.3C†
State Street’s Performance-Based Restricted Stock Units Risk Adjustment Guidelines for EVPs in EMEA, effective December 20, 2024 (filed as Exhibit 10.3D to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2024 filed with the SEC on February 13, 2025 and incorporated herein by reference)

10.4†
State Street’s Management Supplemental Savings Plan, Amended and Restated Effective as of September 1, 2024 (MSSP) (filed as Exhibit 4.3 to State Street’s Registration Statement on Form S-8 filed with the SEC on September 20, 2024 and incorporated herein by reference)

State Street Corporation | 184

10.5†
State Street’s Rabbi Trust Agreement applicable to the MSSP dated June 1, 2002 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2024 filed with the SEC on October 31, 2024 and incorporated herein by reference)

10.6†
Pension Plan for the Employees of State Street GmbH Munich and letter agreements entered into with Joerg Ambrosius dated January 24, 2011 and March 25, 2019 (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2025 filed with the SEC on May 1, 2025 and incorporated herein by reference)

10.7†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.8†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2021, as amended (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2020 filed with the SEC on July 27, 2020 and incorporated herein by reference)

10.9†
Description of compensation arrangements for non-employee directors filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2025 filed with the SEC on July 31, 2025 and incorporated herein by reference)

10.10†
State Street’s Rabbi Trust Agreement applicable to various nonqualified deferred compensation plans, dated June 1, 2002, as amended effective January 1, 2013 (filed as Exhibit 10.22 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2017 filed with the SEC on February 26, 2018 and incorporated herein by reference)

10.11A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.11D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.12†
Form of employment agreement for executive officers in the United States and Germany (filed as Exhibit 10.13) to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2024 filed with the SEC on February 13, 2025 and incorporated herein by reference)

10.13†
Employment Letter Agreement entered into with Bradford Hu dated October 20, 2021 (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024 and incorporated herein by reference)

10.14†
Employment Letter Agreement entered into with Joerg Ambrosius on October 29, 2025 and effective January 1, 2025 (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2025 filed with the SEC on October 30, 2025 and incorporated herein by reference)

10.15†
Role-Based Allowance Agreement entered into with Joerg Ambrosius on October 29, 2025 and effective January 1, 2025 (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2025 filed with the SEC on October 30, 2025 and incorporated herein by reference)

State Street Corporation | 185

10.16†
Service Agreement entered into with Joerg Ambrosius on October 29, 2025 and effective January 1, 2025 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2025 filed with the SEC on October 30, 2025 and incorporated herein by reference)

10.17†
Employment Letter Agreement entered into with Yie-Hsin Hung dated September 9, 2022 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2023 filed with the SEC on February 15, 2024 and incorporated herein by reference)

10.18†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.19†
Employment Letter Agreement entered into with John F. Woods dated April 24, 2025 (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K (Filed No. 001-07511) dated April 24, 2025 filed with the SEC on April 30, 2025 and incorporated herein by reference)

10.20†
State Street Corporation Incentive Compensation Program, Effective January 1, 2022, (filed as Exhibit 10.17 to State Street’s Annual Report on Form 10-K (File No. 001-7511) for the year ended December 31, 2022 filed with the SEC on February 16, 2023 and incorporated herein by reference)

10.21†
State Street Corporation Cash Award Plan, Effective January 1, 2019 (filed as Exhibit 10.25 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and incorporated herein by reference)

10.22†
State Street’s Management Supplemental Retirement Plan, Amended and Restated, as amended (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

	19	Securities Trading Policy

	21	Subsidiaries of State Street Corporation

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

	32	Section 1350 Certifications

97
State Street Compensation Recovery Policy (filed as Exhibit 97 to State Street’s Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2024 filed with the SEC on February 13, 2025 and incorporated herein by reference)

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
State Street Corporation | 186

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2025, 2024 and 2023, (ii) consolidated statement of comprehensive income for the years ended December 31, 2025, 2024 and 2023, (iii) consolidated statement of condition as of December 31, 2025 and 2024, (iv) consolidated statement of changes in shareholders’ equity for the years ended December 31, 2025, 2024 and 2023, (v) consolidated statement of cash flows for the years ended December 31, 2025, 2024 and 2023, and (vi) notes to consolidated financial statements.

State Street Corporation | 187

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 19, 2026, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ JOHN F. WOODS
JOHN F. WOODS,
Executive Vice President and Chief Financial Officer

By	/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President, Chief Accounting Officer and Interim Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2026, by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ RONALD P. O’HANLEY	/s/ JOHN F. WOODS
RONALD P. O’HANLEY,	JOHN F. WOODS,
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

/s/ ELIZABETH M. SCHAEFER
ELIZABETH M. SCHAEFER,
Senior Vice President, Chief Accounting Officer and Interim Controller
DIRECTORS:

/s/ MARIE A. CHANDOHA	/s/ WILLIAM L. MEANEY
MARIE A. CHANDOHA	WILLIAM L. MEANEY

/s/ DONNALEE A. DEMAIO	/s/ RONALD P. O’HANLEY
DONNALEE A. DEMAIO	RONALD P. O’HANLEY

/s/ AMELIA C. FAWCETT	/s/ SEAN P. O’SULLIVAN
AMELIA C. FAWCETT	SEAN P. O’SULLIVAN

/s/ WILLIAM C. FREDA	/s/ JULIO A. PORTALATIN
WILLIAM C. FREDA	JULIO A. PORTALATIN

/s/ PATRICIA M. HALLIDAY	/s/ BRIAN J. PORTER
PATRICIA M. HALLIDAY	BRIAN J. PORTER

/s/ SARA MATHEW	/s/ JOHN B. RHEA
SARA MATHEW	JOHN B. RHEA

State Street Corporation | 188