Form 10-Q
period 2026-03-31
STATE STREET CORP
filed 2026-04-29
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 27, 2026 was 276,767,033.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2026

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment servicing, markets and financing solutions and investment management. Our clients — asset managers and owners, insurance companies, wealth managers, official institutions, and central banks — rely on us to deliver solutions that support their business objectives across the investment life cycle.
State Street Corporation, referred to as the Parent Company, was organized in 1969 under the laws of the Commonwealth of Massachusetts, and is a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, providing a broad range of financial products and services to institutional investors globally. As of March 31, 2026, we reported $54.52 trillion in AUC/A and $5.62 trillion in AUM.
We had consolidated total assets of $392.17 billion, consolidated total deposits of $293.34 billion, consolidated total shareholders' equity of $27.74 billion and approximately 51,000 employees, as of March 31, 2026.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (Form 10-Q).
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2025
Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC (2025 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2025 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex, about matters that are uncertain and may change in subsequent periods include:
•Recurring fair value measurements;
•Allowance for credit losses; and
•Contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K. We did not change these significant accounting policies in the first three months of 2026.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and the NSFR, summary results of annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" and "Fixed Income" tabs of our website at investors.statestreet.com.
We have included the website address of State Street (including investors.statestreet.com) and the SEC in this report as an inactive textual reference only. Information on those websites (or any other) is not incorporated by reference in this Form 10-Q.
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
•Our return of capital to shareholders through common share repurchases and common stock dividends may be variable and is subject to various business and financial factors and regulatory requirements and approvals of our Board of Directors (the Board);
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
Operational, Cyber and Technology Risks
•Attacks or unauthorized access to our or our business partners' or clients' information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, including attacks leveraging advanced or new artificial intelligence models that are continuously evolving and presenting heightened risks, could result in significant costs, reputational damage and impacts on our business activities;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the "Filings & reports" and "Fixed Income" tabs of our website at investors.statestreet.com.
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FINANCIAL RESULTS AND HIGHLIGHTS
Summary of Financial Results

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended March 31,		% Change
(Dollars in millions, except per share amounts)	2026	2025
Total fee revenue	$2,960	$2,570	15%
Net interest income	835	714	17
Total other income	1	—	nm
Total revenue	3,796	3,284	16
Provision for credit losses	16	12	33
Total expenses	2,811	2,450	15
Income before income tax expense	969	822	18
Income tax expense	205	178	15
Net income	$764	$644	19
Adjustments to net income:
Dividends on preferred stock(1)	$(58)	$(46)	(26)
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$705	$597	18
Earnings per common share:
Basic	$2.53	$2.07	22
Diluted	2.49	2.04	22
Average common shares outstanding (in thousands):
Basic	278,434	288,562	(4)
Diluted	282,874	292,716	(3)
Cash dividends declared per common share	$0.84	$0.76	11
Return on average common equity	11.6%	10.6%	100	bps
Pre-tax margin	25.5	25.0	50

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
nm Not meaningful
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2026 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three months ended March 31, 2026 compared to the same period of 2025, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" sections which follow "Financial Results and Highlights", as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2025 period to the relevant 2026 period results.
First Quarter of 2026 Performance Highlights
•Total revenue increased 16% in the first quarter of 2026, compared to the same period of 2025, driven by higher fee revenue, net interest income and the impact of currency translation, which contributed 2% points of the increase.
◦Total fee revenue increased 15% in the first quarter of 2026, compared to the same period of 2025, primarily reflecting higher management fees, servicing fees and foreign exchange trading services revenue.
◦NII increased 17% in the first quarter of 2026, compared to the same period of 2025, primarily driven by an increase of 16 bps in NIM and a 1% increase in average interest-earning assets.
•Total expenses increased 15% in the first quarter of 2026, compared to the same period of 2025, primarily reflecting the impact of notable items in the current year period, higher revenue-related costs, continued investments and the negative impact of currency translation, which contributed 2% points of the increase. See “Notable Items” below.
•Pre-tax margin of 25.5% in the first quarter of 2026 increased from 25.0% in the same period of 2025, while return on equity of 11.6% in the first quarter of 2026 increased from 10.6% in the same period of 2025.
•Earnings per share (EPS) of $2.49 in the first quarter of 2026 increased 22% as compared to the same period of 2025, primarily driven by higher total revenue, partially offset by higher total expenses.
Notable Items
•Notable items reduced income before income tax expense by $130 million in the first quarter of 2026, including a repositioning charge of $89 million and a client rescoping of $41 million. There were no notable items in the first quarter of 2025.
AUC/A and AUM
•AUC/A of $54.52 trillion as of March 31, 2026, increased 17% compared to March 31, 2025, primarily due to higher market levels, client flows and net new business. In the first quarter of 2026, newly announced investment servicing mandates totaled approximately $365 billion of AUC/A. We onboarded approximately $220 billion of AUC/A in the first quarter of 2026. Investment servicing
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
assets remaining to be installed in future periods totaled approximately $2.75 trillion of AUC/A as of March 31, 2026.
•AUM of $5.62 trillion as of March 31, 2026, increased 20% compared to March 31, 2025, primarily due to higher market levels and net inflows.
Capital
•In the first quarter of 2026, we returned a total of $633 million to our shareholders in the form of common share repurchases and common stock dividends.
◦We declared aggregate common stock dividends of $0.84 per share, totaling $233 million in the first quarter of 2026, compared to $0.76 per share, totaling $220 million in the same period of 2025.
◦In the first quarter of 2026, we acquired an aggregate of 3.2 million shares of common stock at an average per share cost of $125.94 and an aggregate cost of $400 million. These purchases were all conducted under the share repurchase program approved by the Board.
•Our CET1 capital ratio decreased to 10.6% as of March 31, 2026, compared to 11.6% as of December 31, 2025, primarily due to a normalization in RWA from episodically low levels in the prior quarter, the impact of markets, and continued capital return, partially offset by capital generated from earnings. Our Tier 1 leverage ratio was 5.4% as of March 31, 2026, compared to 5.5% as of December 31, 2025, mainly driven by continued capital return and higher average balance sheet levels, partially offset by capital generated from earnings. Our target ranges for the CET1 capital and Tier 1 leverage ratios remain at 10-11% and 5.25-5.75%, respectively. Standardized capital ratios were binding for both periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2026 compared to the same period of 2025 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended March 31,		% Change
(Dollars in millions)	2026	2025
Fee revenue:
Servicing fees	$1,409	$1,275	11%
Management fees(1)	724	587	23
Foreign exchange trading services(1)	435	337	29
Securities finance	116	114	2
Software services(1)	169	158	7
Other fee revenue(1)	107	99	8
Total fee revenue	2,960	2,570	15
Net interest income:
Interest income	2,651	2,922	(9)
Interest expense	1,816	2,208	(18)
Net interest income	835	714	17
Other income:
Gains from sales of available-for-sale securities, net	1	—	nm
Total other income	1	—	nm
Total revenue	$3,796	$3,284	16

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
nm Denotes not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the first quarters of 2026 and 2025. Servicing and management fees collectively made up approximately 72% of total fee revenue in the first quarters of both 2026 and 2025.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 11% in the first quarter of 2026, compared to the same period of 2025, primarily reflecting higher average market levels, client activity and asset flows and the benefit of currency translation, which contributed 3% points of the increase.
Servicing fees generated outside the United States were approximately 49% and 47% of total servicing fees in the first quarters of 2026 and 2025, respectively.
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
Net New Business
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
Investment servicing mandates newly announced in the first quarter of 2026 totaled approximately $365 billion of AUC/A. With respect to the current investment servicing mandates of approximately $2.75 trillion of AUC/A that are yet to be installed as of March 31, 2026, we expect the conversion will mostly occur over the coming 24 months, with approximately 70% expected to be installed in 2026, with the balance expected to be installed largely in 2027. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
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
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information regarding servicing fee revenue, refer to “Total Revenue” included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.

TABLE 3: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
Collective funds, including ETFs	$18,338	$17,997	$15,430
Mutual funds	13,309	13,518	12,143
Pension products	10,912	10,452	9,377
Insurance and other products	11,956	11,833	9,783
Total	$54,515	$53,800	$46,733

TABLE 4: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
Equities	$32,243	$31,879	$27,508
Fixed-income	14,030	13,830	11,900
Short-term and other investments(2)	8,242	8,091	7,325
Total	$54,515	$53,800	$46,733

TABLE 5: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(3)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
Americas	$37,265	$37,422	$33,340
Europe/Middle East/Africa	13,563	12,918	10,303
Asia/Pacific	3,687	3,460	3,090
Total	$54,515	$53,800	$46,733

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Short-term and other investments includes derivatives, cash and cash equivalents and other instruments.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management Fee Revenue
Management fees increased 23% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 23% of total management fees in the first quarter of 2026, compared to approximately 25% of total management fees in the same period of 2025.
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
For additional information regarding management fee revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.

TABLE 6: ASSETS UNDER MANAGEMENT BY ASSET CLASS(1)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
Equity	$3,496	$3,589	$2,901
Fixed-income	756	734	633
Cash(2)	581	570	518
Multi-asset	503	501	390
Alternative investments(3)	284	271	223
Total	$5,620	$5,665	$4,665

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 7: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
Americas	$4,108	$4,155	$3,431
Europe/Middle East/Africa	845	841	690
Asia-Pacific	667	669	544
Total	$5,620	$5,665	$4,665

(1) Geographic mix is based on client location or fund management location.

TABLE 8: ASSETS UNDER MANAGEMENT BY VEHICLE AND STRATEGY(1)
(In billions)	March 31, 2026	December 31, 2025	March 31, 2025
By Vehicle:
ETF	$1,940	$1,951	$1,554
Separately managed accounts	2,120	2,127	1,776
Other commingled funds	1,560	1,587	1,335
Total	$5,620	$5,665	$4,665

By Strategy:
Index strategies and solutions:
ETFs	$1,926	$1,936	$1,541
Other index	2,938	2,986	2,424
Total index strategies and solutions	4,864	4,922	3,965
Active, alternatives and other	175	173	182
Cash(2)	581	570	518
Total	$5,620	$5,665	$4,665

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY STRATEGY AND ASSET CLASS(1)
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset	Alternative Investments(3)	Total
Ending balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Net asset flows:
Index strategies and solutions:
ETFs	(18)	9	—	—	9	—
Other index	(18)	(7)	—	13	—	(12)
Total Index strategies and solutions	(36)	2	—	13	9	(12)
Active, alternatives and other	(1)	—	—	—	(1)	(2)
Cash	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation/(depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market and foreign exchange impact	(69)	15	(1)	3	15	(37)
Ending balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665

Ending balance as of December 31, 2025	$3,589	$734	$570	$501	$271	$5,665
Net asset flows:
Index strategies and solutions:
ETFs	15	10	—	—	—	25
Other index	(13)	18	—	11	(3)	13
Total index strategies and solutions	2	28	—	11	(3)	38
Active, alternatives and other	—	—	—	1	2	3
Cash	—	—	8	—	—	8
Total flows, net	2	28	8	12	(1)	49
Market appreciation/(depreciation)	(94)	(3)	3	(6)	14	(86)
Foreign exchange impact	(1)	(3)	—	(4)	—	(8)
Total market and foreign exchange impact	(95)	(6)	3	(10)	14	(94)
Ending balance as of March 31, 2026	$3,496	$756	$581	$503	$284	$5,620

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes both floating and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 29% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher volumes.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 74% and 26%, respectively, of foreign exchange trading services revenue in the first quarter of 2026, compared to 71% and 29%, respectively, in the same period of 2025.
For additional information regarding FX trading services revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 2% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher client lending balances.
For additional information regarding securities finance revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Software Services
Software services revenue, as presented in Table 2: Total Revenue, increased 7% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher professional services and software and data revenue.
Software services revenue includes fees from software licensing and data maintenance and primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services.
For additional information regarding software services revenue, refer to "Software and Processing Fees" under “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Other Fee Revenue
Other fee revenue includes lending-related and other fees, bank-owned life insurance income, income associated with equity investments and other market-related adjustments. Lending-related and other fees primarily consist of fee revenue associated with our subscription and fund finance, commercial loans, municipal finance, insurance and stable value wrap businesses.
Other fee revenue increased 8% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher FX and market-related adjustments, partially offset by lower lending-related and other fees.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the first quarter of 2026, compared to the same period of 2025.
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
NII increased 17% in the first quarter of 2026, compared to the same period of 2025, primarily driven by an increase of 16 bps in NIM and a 1% increase in average interest-earning assets. Currency translation contributed 3% points of the increase.
See Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the first quarter of 2026, compared to the same period of 2025.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 10: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended March 31,
	2026			2025
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$100,363	$696	2.81%	$92,780	$768	3.36%
Securities purchased under resale agreements(2)	8,051	152	7.65	7,716	165	8.66
Trading account assets	837	1	0.71	756	—	0.15
Investment securities:
Investment securities available-for-sale	69,862	706	4.04	63,428	724	4.57
Investment securities held-to-maturity	37,295	207	2.22	46,642	242	2.07
Total Investment securities	107,157	913	3.41	110,070	966	3.51
Loans(3)	48,588	543	4.53	43,730	557	5.17
Other interest-earning assets(4)	28,118	346	5.00	34,464	466	5.49
Average total interest-earning assets	$293,114	$2,651	3.67	$289,516	$2,922	4.09
Interest-bearing deposits:
U.S.	$154,634	$1,109	2.91	$154,462	$1,349	3.54
Non-U.S.	73,962	244	1.34	63,677	217	1.38
Total interest-bearing deposits(5)(6)	228,596	1,353	2.40	218,139	1,566	2.91
Securities sold under repurchase agreements	272	2	2.84	4,530	51	4.54
Other short-term borrowings	3,857	39	4.05	11,848	135	4.64
Long-term debt	25,256	286	4.53	23,742	297	5.00
Other interest-bearing liabilities(7)	4,310	136	12.82	5,471	159	11.76
Average total interest-bearing liabilities	$262,291	$1,816	2.81	$263,730	$2,208	3.40
Interest rate spread			0.86%			0.70%
Net interest income, fully taxable-equivalent basis		$835			$714
Net interest margin, fully taxable-equivalent basis			1.16%			1.00%
Tax-equivalent adjustment		—			—
Net interest income, GAAP basis		$835			$714

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $228.35 billion for the first quarter of 2026, compared to $232.47 billion for the same period of 2025. Excluding the impact of netting, the average interest rates would be approximately 0.26% for the first quarter of 2026, compared to 0.28% for the same period of 2025.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses were approximately $48.42 billion for the first quarter of 2026, compared to $43.56 billion for the same period of 2025.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $10.92 billion for the first quarter of 2026, compared to $9.28 billion for the same period of 2025. Excluding the impact of netting, the average interest rates would be approximately 3.60% for the first quarter of 2026, compared to 4.33% for the same period of 2025.
(5) Average rate includes the impact of FX swap costs of approximately ($29) million for the first quarter of 2026, compared to ($83) million for the same period of 2025. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.45% for the first quarter of 2026, compared to 3.07% for the same period of 2025.
(6) Total deposits averaged $258.08 billion for the first quarter of 2026, compared to $243.04 billion for the same period of 2025.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $10.60 billion for the first quarter of 2026, compared to $8.46 billion for the same period of 2025. Excluding the impact of netting, the average interest rates would be approximately 3.71% for the first quarter of 2026, compared to 4.62% for the same period of 2025.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements in this Form 10-Q.
Average total interest-earning assets were $293.11 billion in the first quarter of 2026, compared to $289.52 billion in the same period of 2025. The increase is primarily due to higher levels of client deposits, partially offset by lower wholesale funding.
Interest-bearing deposits with banks averaged $100.36 billion in the first quarter of 2026, compared to $92.78 billion in the same period of 2025. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits.
Securities purchased under resale agreements is primarily composed of our FICC repo business and averaged $8.05 billion in the first quarter of 2026, largely unchanged compared to $7.72 billion in the same period of 2025. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting was $228.35 billion on average in the first quarter of 2026, compared to $232.47 billion in the same period of 2025.
Average investment securities decreased to $107.16 billion in the first quarter of 2026, from $110.07 billion in the same period of 2025, primarily driven by a decline in U.S. Treasuries, partially offset by growth in mortgage-backed securities and foreign sovereign bonds.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average loans increased to $48.59 billion in the first quarter of 2026, compared to $43.73 billion in the same period of 2025. Average loans excluding overdrafts averaged $44.72 billion in the first quarter of 2026, compared to $40.62 billion in the same period of 2025, reflecting strategic loan growth in support of our core client franchise. The increases are primarily due to growth in CLOs, subscription finance and fund finance loans, partially offset by lower commercial and commercial real estate loans. Additional information is provided under "Loans" in "Financial Condition" in the Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, decreased to $28.12 billion in the first quarter of 2026, from $34.46 billion in the same period of 2025, primarily driven by a decrease in the level of cash collateral posted. Other interest-earning assets primarily reflects prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest earning assets also includes a portion of our prime services assets where we act as lender in a securities lending transaction and we receive securities as collateral that we are permitted to transfer or re-pledge. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $228.60 billion in the first quarter of 2026, from $218.14 billion in the same period of 2025. The increase was driven by market and geopolitical volatility in the first quarter of 2026 and our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. Future interest-bearing deposit levels will be influenced by the underlying investment servicing business, client behavior, the mix of interest-bearing and non-interest bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $3.86 billion in the first quarter of 2026, from $11.85 billion in the same period of 2025, due to decreased wholesale funding. The decrease is driven by our response to higher sustained client deposit levels.
Average long-term debt was $25.26 billion in the first quarter of 2026, compared to $23.74 billion in the same period of 2025, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.31 billion in the first quarter of 2026, compared to $5.47 billion in the same period of 2025. Other interest-bearing liabilities is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
We recorded a $16 million provision for credit losses in the first quarter of 2026, compared to $12 million in the same period of 2025, primarily reflecting provisions for certain commercial loans and the evolving macroeconomic environment.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 11: Expenses, provides the breakout of expenses for the first quarter of 2026, compared to the same period of 2025. Total expenses increased 15% in the first quarter of 2026, compared to the same period of 2025, primarily due to the impact of notable items in the current year period, higher revenue-related costs, continued investments and the negative impact of currency translation, which contributed 2% points of the increase.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 11: EXPENSES
	Three Months Ended March 31,		% Change
(Dollars in millions)	2026	2025
Compensation and employee benefits	$1,441	$1,262	14%
Information systems and communications	637	497	28
Transaction processing services	283	258	10
Occupancy	101	103	(2)
Other:
Professional services	104	110	(5)
Other	245	220	11
Total other	349	330	6
Total expenses	$2,811	$2,450	15
Number of employees at quarter-end	51,425	52,711	(2)

Notable items reflected in expenses in the first quarter of 2026 included:
•A repositioning charge of $89 million, including $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
•Client rescoping of $41 million reflected in information systems and communications expenses.
There were no notable items in the first quarter of 2025.
Compensation and employee benefits expenses increased 14% in the first quarter of 2026, compared to the same period of 2025, primarily due to the repositioning charge in the first quarter of 2026, performance-based incentive compensation, merit increases and the impact of currency translation, which contributed 3% points of the increase.
Total headcount decreased 2% as of March 31, 2026, compared to March 31, 2025, primarily driven by our continued efforts to simplify our operations through organization design and technology and automation efforts.
Information systems and communications expenses increased 28% in the first quarter of 2026, compared to the same period of 2025, largely driven by the impact of notable items in the current year period and higher technology and infrastructure investments.
Transaction processing services expenses increased 10% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher revenue-related sub-custody costs.
Occupancy expenses decreased 2% in the first quarter of 2026, compared to the same period of 2025, primarily driven by footprint optimization.
Other expenses increased 6% in the first quarter of 2026, compared to the same period of 2025, primarily reflecting higher revenue-related expenses, marketing costs and the impact of currency translation, which contributed 3% points of the increase.
Repositioning Charges
In the first quarter of 2026, we recorded a repositioning charge of $89 million, including $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 12: REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	96	—	96
Accruals for Repositioning Charges	—	—	—
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	$82	$—	$82
Accrual Balance at December 31, 2025	208	—	208
Accruals for Repositioning Charges	79	10	89
Payments and other adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	$257	$—	$257
Income Tax Expense
Income tax expense was $205 million in the first quarter of 2026, compared to $178 million in the same period of 2025. Our effective tax rate was 21.2% in the first quarter of 2026, decreased from 21.7% in the same period of 2025, primarily due to benefits attributable to stock-based compensation.
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
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management. Our investment management strategies and capabilities span across index strategies and solutions; active, alternatives and other solutions; and cash, delivered through products such as ETFs, custom indexed, actively managed funds and mandates.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business" included under Item 1, Business, in our 2025 Form 10-K and Note 17 of the condensed notes to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 13: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2026	2025
Servicing fees	$1,409	$1,275	11%
Foreign exchange trading services	432	337	28
Securities finance	110	108	2
Software services	169	158	7
Other fee revenue	102	101	1
Total fee revenue	2,222	1,979	12
Net interest income	832	709	17
Total other income	1	—	nm
Total revenue	3,055	2,688	14
Provision for credit losses	16	12	33
Total expenses	2,189	2,019	8
Income before income tax expense	$850	$657	29
Pre-tax margin	28%	24%	400	bps
Average assets (in billions)	$347.8	$333.9	4.2

nm Denotes not meaningful
Servicing Fees
Servicing fees, as presented in Table 13: Investment Servicing Line of Business Results, increased 11% in the first quarter of 2026, compared to the same period of 2025, primarily reflecting higher average market levels, client activity and asset flows and the benefit of currency translation, which contributed 3% points of the increase.
For additional information about servicing fees and the key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 8% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher revenue-related costs, continued investments and the negative impact of currency translation, which contributed 2% points of the increase. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended March 31,		% Change
	2026	2025
Management fees(1)	$724	$587	23%
Foreign exchange trading services	3	—	nm
Securities finance	6	6	—
Other fee revenue(2)	5	(2)	nm
Total fee revenue	738	591	25
Net interest income	3	5	(40)
Total revenue	741	596	24
Total expenses	492	431	14
Income before income tax expense	$249	$165	51
Pre-tax margin	34%	28%	600	bps
Average assets (in billions)	$3.9	$3.4	14.7

(1) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Denotes not meaningful
Investment Management total revenue increased 24% in the first quarter of 2026, compared to the same period of 2025.
Management Fees
Management fees increased 23% in the first quarter of 2026, compared to the same period of 2025, primarily due to higher average market levels and net inflows.
For additional information about the key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 14% in the first quarter of 2026, compared to the same period of 2025, primarily due to revenue-related expenses.
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
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 15: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2026	December 31, 2025
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$25,008	$23,260
Mortgage-backed securities(1)	16,519	15,586
Total U.S. Treasury and federal agencies	41,527	38,846
Non-U.S. debt securities:
Mortgage-backed securities	2,643	2,578
Asset-backed securities(2)	2,293	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	19,279	17,731
Other(3)	2,887	2,826
Total non-U.S. debt securities	27,102	25,220
Asset-backed securities:
Student loans(4)	37	64
Collateralized loan obligations(5)	2,863	2,905
Non-agency CMBS and RMBS(6)	—	3
Other	91	91
Total asset-backed securities	2,991	3,063
State and political subdivisions	25	25
Total available-for-sale securities(7)	$71,645	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$274	$573
Mortgage-backed securities(8)	32,186	32,876
Total U.S. Treasury and federal agencies	32,460	33,449
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,084	2,461
Total non-U.S. debt securities	2,084	2,461
Asset-backed securities:
Student loans(4)	2,188	2,261
Total asset-backed securities	2,188	2,261
Total held-to-maturity securities(7)	$36,732	$38,171

(1) As of March 31, 2026 and December 31, 2025, the total fair value included $2.49 billion and $2.81 billion, respectively, of agency CMBS and $14.03 billion and $12.78 billion, respectively, of agency MBS.
(2) As of March 31, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.86 billion and $0.77 billion, respectively.
(3) As of March 31, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.55 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended March 31, 2026 and December 31, 2025.
(8) As of March 31, 2026 and December 31, 2025, the total amortized cost included $5.06 billion and $5.08 billion of agency CMBS, respectively.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.0 years and 2.1 years as of March 31, 2026 and December 31, 2025, respectively.
Approximately 96% and 97% of the carrying value of the portfolio was rated “AA” or higher at March 31, 2026 and December 31, 2025, respectively, as follows:

TABLE 16: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2026	December 31, 2025
AAA(1)	87%	88%
AA	9	9
A	3	3
Below BBB	1	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both March 31, 2026 and December 31, 2025.

TABLE 17: INVESTMENT PORTFOLIO BY ASSET CLASS
	March 31, 2026	December 31, 2025
U.S. Agency Mortgage-backed securities	38%	39%
U.S. Treasuries	23	23
Non-U.S. sovereign, supranational and non-U.S. agency	20	19
Asset-backed securities	9	9
Other credit	10	10
	100%	100%
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non- MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$293	$(322)	$(29)	$351	$(566)	$(215)
Net premium amortization (discount accretion)	13	(49)	(36)	15	(152)	(137)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 27% and 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2026 and December 31, 2025, respectively.

TABLE 19: NON-U.S. DEBT SECURITIES(1)
(In millions)	March 31, 2026	December 31, 2025
Available-for-sale:
Canada	$3,429	$3,321
United Kingdom	3,047	2,310
Australia	1,898	1,756
France	1,665	1,965
Germany	1,639	1,541
Netherlands	902	645
Spain	900	677
Austria	760	864
Finland	610	639
Japan	516	146
Italy	383	350
Hong Kong	301	264
Sweden	295	271
Other(2)	10,757	10,471
Total	$27,102	$25,220
Held-to-maturity:
Belgium	$285	$290
Germany	227	230
France	140	155
Finland	140	143
Canada	116	117
Other(2)	1,176	1,526
Total	$2,084	$2,461

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of March 31, 2026, other non-U.S. investments include $9.42 billion of supranational bonds in AFS securities and $1.18 billion of supranational bonds in HTM securities.
Approximately 85% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of March 31, 2026 and December 31, 2025, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of both March 31, 2026 and December 31, 2025, approximately 32% of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of March 31, 2026, our non-U.S. debt securities had an average market-to-book ratio of
99.7%, and an aggregate pre-tax net unrealized loss of $85 million, consisting of gross unrealized gains of $59 million and gross unrealized losses of $144 million. These unrealized amounts included:
•a pre-tax net unrealized losses of $50 million, consisting of gross unrealized gains of $59 million and gross unrealized losses of $109 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $35 million, consisting of gross unrealized losses of $35 million, associated with non-U.S. HTM debt securities.
As of March 31, 2026, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, government bonds, ABS and corporate debt.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Maturities

TABLE 20: CONTRACTUAL MATURITIES AND YIELDS(1)

As of March 31, 2026	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$4,572	3.48%	$20,435	3.93%	$1	3.52%	$—	—%	$25,008
Mortgage-backed securities	67	4.23	1,692	4.10	722	3.92	14,038	4.95	16,519
Total U.S. Treasury and federal agencies	4,639		22,127		723		14,038		41,527
Non-U.S. debt securities:
Mortgage-backed securities	184	4.20	418	3.83	—	—	2,041	4.22	2,643
Asset-backed securities	42	2.68	284	2.83	1,058	3.36	909	2.99	2,293
Non-U.S. sovereign, supranational and non-U.S. agency	3,898	3.05	15,043	3.50	338	3.84	—	—	19,279
Other	898	4.47	1,911	4.58	78	4.49	—	—	2,887
Total non-U.S. debt securities	5,022		17,656		1,474		2,950		27,102
Asset-backed securities:
Student loans	—	—	—	—	—	—	37	4.25	37
Collateralized loan obligations	106	4.92	7	4.75	1,300	4.81	1,450	4.92	2,863
Other	—	—	91	4.56	—	—	—	—	91
Total asset-backed securities	106		98		1,300		1,487		2,991
State and political subdivisions(3)	25	4.70	—	—	—	—	—	—	25
Total	$9,792		$39,881		$3,497		$18,475		$71,645

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$243	0.67%	$24	1.78%	$—	4.11%	$7	4.06%	$274
Mortgage-backed securities	247	2.63	4,159	1.61	967	1.89	26,813	2.33	32,186
Total U.S. Treasury and federal agencies	490		4,183		967		26,820		32,460
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	772	0.97	1,220	1.18	92	1.42	—	—	2,084
Total non-U.S. debt securities	772		1,220		92		—		2,084
Asset-backed securities:
Student loans	121	4.27	391	4.75	458	4.68	1,218	4.29	2,188
Total asset-backed securities	121		391		458		1,218		2,188
Total	$1,383		$5,794		$1,517		$28,038		$36,732

(1) Weighted-average yields are calculated based on the effective yield of each security owned at the end of the period, excluding the effect of related hedges, weighted based on the face value of each security.
(2) The maturities of MBS and ABS are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of March 31, 2026).
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 21: LOANS
(In millions)	March 31, 2026	December 31, 2025
Subscription finance	$14,415	$13,138
Fund finance(1)	11,060	10,916
Collateralized loan obligations(2)	13,046	12,809
Commercial	2,523	2,851
Commercial real estate	2,311	2,471
Overdrafts	3,345	1,962
Other(3)	2,490	2,635
Total loans(4)(5)	49,190	46,782
Allowance for credit losses	(168)	(193)
Loans, net of allowance for credit losses	$49,022	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.74 billion and $1.57 billion, respectively, as of March 31, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $10.23 billion and $2.81 billion, respectively, as of March 31, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $2.37 billion and $0.12 billion, respectively, as of March 31, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $43.49 billion and $2.35 billion, respectively, as of March 31, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $20.36 billion and $18.78 billion as of March 31, 2026 and December 31, 2025, respectively.
We segregate our loans into two segments: commercial and financial; and commercial real estate. We further classify commercial and financial loans as subscription finance, fund finance loans, CLOs, commercial, overdrafts and other loans.
Total loans as of March 31, 2026 increased $2.41 billion, compared to December 31, 2025, primarily reflecting higher overdrafts, subscription finance loans and CLOs, partially offset by a decline in commercial loans.
As of March 31, 2026, the commercial real estate portfolio consists of, by asset class, approximately 43% multifamily residential, 38% office buildings and 19% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of March 31, 2026, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in additional provision for credit losses for certain commercial real estate loans. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2026 or subsequent periods, we may increase our allowance for credit losses during those periods.
For additional information about our loan segments, as well as their underlying classes, refer to "Loans" included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K, as well as Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 22: ALLOWANCE FOR CREDIT LOSSES
	Three Months Ended March 31,
(In millions)	2026	2025
Allowance for credit losses:
Beginning balance	$203	$183
Provision for credit losses (funded commitments)(1)	15	11
Provisions for credit losses (unfunded commitments)	1	1
Charge-offs(2)	(40)	(9)
Ending balance	$179	$186

(1) The provision for credit losses is primarily related to commercial loans and other loans in the first quarter of 2026, and to commercial real estate and commercial loans in the first quarter of 2025.
(2) The charge-offs are primarily related to the sales of certain commercial loans in both the first quarters of 2026 and 2025.
As of March 31, 2026, the allowance for credit losses decreased $24 million, compared to December 31, 2025, reflecting provision for credit losses of $16 million in the three months ended March 31, 2026, primarily reflecting provisions for certain commercial loans and the evolving macroeconomic environment, partially offset by charge-offs of $40 million, largely related to the sale of certain commercial loans.
As of March 31, 2026, approximately $118 million of our allowance for credit losses was related to commercial real estate loans compared to $120 million as of December 31, 2025. In addition, $39 million and $69 million as of March 31, 2026 and December 31, 2025, respectively, was related to commercial loans. The remaining $22 million and $14 million as of March 31, 2026 and December 31, 2025, respectively, was related to other loans, off-balance sheet commitments, and other financial assets held at amortized cost, including investment securities. As of March 31, 2026 and December 31, 2025, the allowance for credit losses on loans represented 0.3% and 0.4% of total loans, respectively.
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
•operational risk;
•information technology risk and cybersecurity;
•resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail in "Risk Factors" included under Item 1A, Risk Factors, in our 2025 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to "Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Credit and Counterparty Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, is either unable or unwilling to repay borrowings or settle contractual transactions in accordance with underlying terms. Credit risk may occur in our business activities through traditional lending such as loans and standby letters of credit; in our investment securities portfolio; in direct or indemnified agency trading activities, such as foreign exchange, principal securities lending and indemnified agency securities lending, in our treasury operations through deposit placements and other cash balances held with central banks or private sector institutions, and in our custody business through overdrafts. Credit risk is also incurred in our day-to-day settlement operations.
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
In the first quarter of 2026, the allowance reflected the evolving macroeconomic environment and charge-offs related to the sale of certain commercial loans. The allowance is inherently subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit and counterparty risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to "Credit and Counterparty Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally derives its liquidity from its customer deposit base, capital markets, wholesale funding and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through SSIF, a direct subsidiary of the Parent Company, and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next 12-month period. Refer to our SPOE Strategy as discussed in “Recovery and Resolution Planning" included under Item 1, Business, in our 2025 Form 10-K. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of March 31, 2026, we and State Street Bank had approximately $4.85 billion of senior notes outstanding that will mature in the next 12 months.
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
As a banking organization, we are subject to a minimum LCR under the LCR rule approved by U.S. banking regulators. The LCR is calculated by dividing an institution’s available HQLA by its projected net cash outflows during a 30 day period under a prescribed stress environment. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. We report the LCR to the Federal Reserve daily. For both the quarters ended March 31, 2026 and December 31, 2025, our average daily LCR was 106%. The average HQLA, post-prescribed haircuts was $105.68 billion for the quarter ended March 31, 2026 compared to $100.34 billion for the quarter ended December 31, 2025, primarily due to an increase in client deposits relative to the prior period. For the quarter ended March 31, 2026, the LCR for State Street Bank was approximately 139%.
In addition, as a U.S. G-SIB, we are required to maintain an NSFR that is equal to or greater than 100%, and as a subsidiary of a U.S. G-SIB, State Street Bank is similarly required to maintain an NSFR that is equal to or greater than 100%. As of March 31, 2026, both our and State Street Bank's NSFR were above the 100% minimum NSFR requirement.
For additional information on our liquidity risk management, as well as liquidity metrics, refer to "Liquidity Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to "Liquidity Coverage Ratio and Net Stable Funding Ratio" included under Item 1, Business, in our 2025 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which primarily consists of cash and securities.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $96.05 billion for the quarter ended March 31, 2026, compared to $91.35 billion for the quarter ended December 31, 2025. The higher levels of average cash balances with central banks is a result of an increase in client deposits.
Securities in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston (FRBB), the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. These arrangements allow for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
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
The average fair value of total unencumbered securities was $83.76 billion for the quarter ended March 31, 2026, compared to $82.79 billion for the quarter ended December 31, 2025.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $35.59 billion and $35.70 billion and standby letters of credit totaling $0.46 billion and $0.57 billion as of March 31, 2026 and December 31, 2025, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2026, approximately 70% of our unfunded commitments to extend credit and 23% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The Agencies' final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our targeted 165(d) resolution plan timely by July 1, 2025. Our next 165(d) resolution plan submission to the Agencies is a full resolution plan due by July 1, 2027.
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We submitted our last IDI plan, under the prior version of the rule, by December 1, 2023. The FDIC's final rule on IDI plans that became effective on October 1, 2024 requires IDI subsidiaries of U.S. G-SIBs, such as State Street Bank, to file their first submission under the final rule due by July 1, 2026.
Additionally, we are required to submit a recovery plan periodically to the Federal Reserve. This plan includes strategies designed to respond to stress factors at an early stage and stabilize and maintain operational continuity and market confidence.
For additional information about our recovery and resolution plan, refer to "Recovery and Resolution Planning" included under Item 1, Business, in our 2025 Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both March 31, 2026 and December 31, 2025, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. As of both March 31, 2026 and December 31, 2025, we had $3.50 billion of outstanding of FHLB funding. These outstanding borrowings have initial maturities of approximately 12 months and are recorded in other short-term borrowings in the consolidated statement of condition.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.97 billion and $0.84 billion as of March 31, 2026 and December 31, 2025, respectively.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On April 24, 2026, we issued $800 million aggregate principal amount of 4.558% fixed-to-floating rate senior notes due 2032 and $700 million aggregate principal amount of 5.094% fixed-to-floating rate senior notes due 2037.
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
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk but excludes strategic and reputation risk.
Volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy in the United States and other nations, the ongoing conflict in Ukraine, the ongoing conflicts in the Middle East, including escalating tensions involving Iran, and the recent shutdown of the U.S. federal government) may result in stress on the operating environment, increase operational risk, and heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to "Operational Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
For additional information about our information technology risk framework and associated risks, refer to "Information Technology Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K, and "Operational,
State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cyber and Technology Risks" included under Item 1A, Risk Factors, in our 2025 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, and reputational damage and impact our ability to conduct our business activities."
Market Risk Management
Market risk is the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
Information about market risk associated with our trading activities is provided below under “Trading Activities.” Information about the market risk associated with our non-trading activities, which consists primarily of interest rate risk, is provided below under “Asset and Liability Management Activities.”
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility and our execution against those factors.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange options and interest rate swaps, interest rate forward contracts and interest rate futures. As of March 31, 2026, the notional amount of these derivative contracts was $3.87 trillion, of which $3.75 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to "Market Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
For additional information about our VaR measurement tools and methodologies, refer to "Value-at-Risk and Stressed VaR" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Stress testing results and limits are actively monitored on a daily basis by Independent Risk Management (IRM) and reported to the Trading and Markets Risk Committee (TMRC). Limit breaches are addressed by IRM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We experienced no back-testing exceptions in the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 23: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2026	As of December 31, 2025	As of March 31, 2025
	March 31, 2026			December 31, 2025			March 31, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$6,632	$16,230	$4,298	$7,214	$16,638	$4,001	$9,179	$21,806	$5,203	$6,359	$5,526	$5,416
Global Treasury	4,198	11,574	3,476	3,923	8,943	3,053	3,209	7,247	583	3,543	4,302	1,086
Diversification	(2,787)	(10,131)	(3,198)	(3,285)	(8,329)	(2,331)	(2,679)	(7,246)	(683)	(2,809)	(4,451)	(1,186)
Total VaR	$8,043	$17,673	$4,576	$7,852	$17,252	$4,723	$9,709	$21,807	$5,103	$7,093	$5,377	$5,316

TABLE 24: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of March 31, 2026	As of December 31, 2025	As of March 31, 2025
	March 31, 2026			December 31, 2025			March 31, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$49,344	$72,557	$28,139	$47,116	$67,325	$24,076	$51,801	$82,147	$28,037	$52,434	$55,492	$49,457
Global Treasury	13,103	40,876	9,895	13,160	22,304	10,397	10,126	18,390	5,620	12,366	12,475	9,509
Diversification	(12,076)	(41,824)	(11,333)	(11,402)	(22,554)	(7,808)	(9,456)	(19,712)	(6,744)	(14,241)	(14,479)	(4,783)
Total Stressed VaR	$50,371	$71,609	$26,701	$48,874	$67,075	$26,665	$52,471	$80,825	$26,913	$50,559	$53,488	$54,183
The three month average of our total stressed VaR-based measure was approximately $50 million for the quarter ended March 31, 2026, compared to an average of approximately $49 million for the quarter ended December 31, 2025 and $52 million for the quarter ended March 31, 2025. The variations in average total stressed VaR for the quarter ended March 31, 2026, compared to both of the quarters ended December 31, 2025 and March 31, 2025, were primarily attributed to interest rate risk, with a smaller variability observed in daily stressed VaR outcomes.
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
State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 25: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2026			December 31, 2025			March 31, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$6,182	$4,416	$395	$5,045	$3,938	$225	$3,219	$4,397	$307
Global Treasury	3,334	1,222	—	3,339	2,897	—	265	1,125	—
Diversification	(2,221)	(1,343)	—	(4,334)	(2,210)	—	(71)	(1,092)	—
Total VaR	$7,295	$4,295	$395	$4,050	$4,625	$225	$3,413	$4,430	$307

TABLE 26: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	March 31, 2026			December 31, 2025			March 31, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$6,998	$62,783	$739	$12,135	$76,853	$519	$4,706	$57,025	$701
Global Treasury	12,780	3,593	—	11,168	6,627	—	5,770	6,390	—
Diversification	(10,480)	(3,059)	—	(12,982)	(7,941)	—	(5,050)	(6,237)	—
Total Stressed VaR	$9,298	$63,317	$739	$10,321	$75,539	$519	$5,426	$57,178	$701

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a 12-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 27, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2026 and 2025. Our baseline rate forecast as of March 31, 2026 was generally consistent with market expectations for global central bank rate actions at that point in time.

TABLE 27: KEY INTEREST RATES FOR BASELINE FORECASTS
	March 31, 2026			March 31, 2025
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	3.75%	2.00%	4.32%	4.50%	2.50%	4.21%
12-month forward rates	3.50	2.25	4.30	3.75	2.00	4.36

(1) European Central Bank deposit facility rate.

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

TABLE 28: NET INTEREST INCOME SENSITIVITY
	March 31, 2026			March 31, 2025
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$94	$250	$344	$73	$246	$319
-100 bps shock	(94)	(245)	(339)	(73)	(221)	(294)
Steeper yield curve:
+100 bps shift in long-end rates(1)	16	14	30	23	15	38
-100 bps shift in short-end rates(1)	(74)	(231)	(305)	(46)	(207)	(253)
Flatter yield curve:
+100 bps shift in short-end rates(1)	73	236	309	49	232	281
-100 bps shift in long-end rates(1)	(27)	(14)	(41)	(26)	(14)	(40)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to March 31, 2025, our balance sheet's NII asset sensitivity has increased, primarily due to higher client deposit balances and a lower investment portfolio duration.
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
For additional information about our model risk management framework, including our governance and model validation, refer to "Model Risk Management" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
Strategic risk is managed with a long-term focus including through oversight of the strategic plan by executive management and the Board, as well as oversight for material transformation and change initiatives, including new business and product proposals. The potential impacts of strategic risk are difficult to quantify, but we assess these through the lens of historical earnings volatility, scenario analysis and stress-testing, and management judgment, among others. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
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
Our designation as a G-SIB is based on a number of factors, as prescribed by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. As discussed below, following our adoption of the modified eSLR standards on January 1, 2026, we are subject to a 0.5% SLR buffer at both the holding company and at State Street Bank, in addition to the required minimum of 3.0% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to "Capital" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
As required by the Dodd-Frank Act enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced approaches and the standardized approach. Under the advanced approaches, we and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB final rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
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
Our current G-SIB surcharge is 1.0% and based upon calculations using data as of December 31, 2025, our surcharge will remain at 1.0% through December 31, 2027.
Our minimum risk-based capital ratios as of January 1, 2026 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the Common Equity Tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
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
In April 2025, the Federal Reserve issued a proposed rule to reduce volatility in the SCB requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s SCB requirement by one quarter, from October 1 to January 1. The proposal was intended to be effective as of the 2025 stress testing cycle, but has yet to be finalized. We do not expect the proposal to materially impact our SCB requirement, which is currently at the 2.5% floor.
On November 25, 2025, the U.S. Agencies jointly adopted a final rule (eSLR Final Rule) amending the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The final rule is effective April 1, 2026, with the option for firms to adopt the modified standards early, effective January 1, 2026. We adopted the modified standards effective January 1, 2026. The final rule replaces the prior eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIB’s Method 1 capital surcharge, with the buffer for IDI subsidiaries capped at 1% (and no longer part of the definition of "well capitalized"). Conforming changes were also made to the TLAC and LTD requirements.
The eSLR Final Rule is not expected to materially impact our total leverage-based capital, which already benefits from the custody bank exemption for central bank placements in the SLR denominator pursuant to Section 402 of the Economic Growth Act (January 2020). Changes to the TLAC and LTD requirement may have limited implications for us, but, are not expected to change our management of TLAC or LTD.
In March 2026, the U.S. Agencies issued two proposed rules to revise the U.S. regulatory capital framework for large banks. The first proposed rule would, among other things, remove the existing standardized and advanced approaches methodologies and replace them with a single expanded risk-based approach that includes new standardized calculations for credit risk, operational risk, market risk, and credit valuation adjustment risk (ERBA Proposal). The second proposed rule would, among other things, recalibrate the coefficients in the Method 2 G-SIB surcharge to reflect the economy and other recent changes in the financial system, adjust the weighting of the short-term whole funding systemic indicator, and "reduce cliff effects" of the G-SIB surcharge by replacing the existing 0.5% capital increments with increments of 0.1% (G-SIB Surcharge Proposal). Both proposals seek comment by June 18, 2026, and based on our preliminary assessment, we currently expect the proposed changes to be beneficial to our overall RWA; however, any estimate of the potential impact of the ERBA Proposal and the G-SIB Surcharge Proposal is subject to uncertainty, as actual results may differ materially from our preliminary estimates and by potential changes to each Proposal, when adopted in final form. In addition, anticipated results may be affected by a range of factors, including business performance, future capital actions, the results of future supervisory stress tests and supervisory interpretations (including changes in interpretations). No timeline for final implementation has been disclosed.
For additional information about our regulatory capital, refer to "Regulatory Capital" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2026	Basel III Standardized Approach March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches March 31, 2026	Basel III Standardized Approach March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,205	$11,205	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			31,864	31,864	31,392	31,392	16,418	16,418	16,401	16,401
Accumulated other comprehensive income (loss)			(1,282)	(1,282)	(1,043)	(1,043)	(1,040)	(1,040)	(815)	(815)
Treasury stock, at cost			(17,604)	(17,604)	(17,276)	(17,276)	—	—	—	—
Total			24,183	24,183	24,282	24,282	28,711	28,711	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,845)	(8,845)	(8,921)	(8,921)	(8,242)	(8,242)	(8,342)	(8,342)
Other adjustments(1)			(540)	(540)	(549)	(549)	(404)	(404)	(419)	(419)
Common equity tier 1 capital			14,798	14,798	14,812	14,812	20,065	20,065	20,158	20,158
Preferred stock			3,559	3,559	3,559	3,559	—	—	—	—
Tier 1 capital			18,357	18,357	18,371	18,371	20,065	20,065	20,158	20,158
Qualifying subordinated long-term debt			1,698	1,698	1,872	1,872	523	523	524	524
Adjusted allowance for credit losses			30	179	18	203	30	179	18	203
Total capital			$20,085	$20,234	$20,261	$20,446	$20,618	$20,767	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$65,126	$137,626	$60,594	$125,138	$60,963	$134,313	$56,438	$121,747
Operational risk(3)			51,000	NA	51,638	NA	49,988	NA	50,025	NA
Market risk			2,185	2,185	2,125	2,125	2,185	2,185	2,125	2,125
Total risk-weighted assets			$118,311	$139,811	$114,357	$127,263	$113,136	$136,498	$108,588	$123,872

Capital Ratios:	2026 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	10.6%	13.0%	11.6%	17.7%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	15.5	13.1	16.1	14.4	17.7	14.7	18.6	16.3
Total capital	11.5	11.5	17.0	14.5	17.7	16.1	18.2	15.2	19.1	16.9

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
NA Not applicable
Our CET1 capital decreased $0.01 billion as of March 31, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, primarily due to common share repurchases, dividends declared, and changes in AOCI, offset by net income.
Our Tier 1 capital decreased $0.01 billion as of March 31, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, due to the decrease in CET 1 capital.
Our Tier 2 capital decreased $0.16 billion and $0.20 billion as of March 31, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach respectively, primarily driven by the discounted capital as one of the subordinated debt instruments approaches maturity.
Total capital decreased $0.18 billion and $0.21 billion as of March 31, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach, respectively, primarily due to the decrease in Tier 2 capital.

State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the three months ended March 31, 2026 and for the year ended December 31, 2025.

TABLE 30: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2026	Basel III Standardized Approach March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,812	$14,812	$13,799	$13,799
Net income	764	764	2,945	2,945
Changes in treasury stock, at cost	(328)	(328)	(1,078)	(1,078)
Dividends declared	(291)	(291)	(1,135)	(1,135)
Goodwill and other intangible assets, net of associated deferred tax liabilities	76	76	(601)	(601)
Accumulated other comprehensive income (loss)(1)	(239)	(239)	1,057	1,057
Other adjustments(1)	4	4	(175)	(175)
Changes in common equity tier 1 capital	(14)	(14)	1,013	1,013
Common equity tier 1 capital balance, end of period	14,798	14,798	14,812	14,812
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	18,371	18,371	16,615	16,615
Changes in common equity tier 1 capital	(14)	(14)	1,013	1,013
Net issuance of preferred stock	—	—	743	743
Changes in tier 1 capital	(14)	(14)	1,756	1,756
Tier 1 capital balance, end of period	18,357	18,357	18,371	18,371
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,890	2,075	1,861	2,044
Net issuance and changes in long-term debt qualifying as tier 2 capital	(174)	(174)	11	11
Changes in adjusted allowance for credit losses	12	(24)	18	20
Changes in tier 2 capital	(162)	(198)	29	31
Tier 2 capital balance, end of period	1,728	1,877	1,890	2,075
Total capital:
Total capital balance, beginning of period	20,261	20,446	18,476	18,659
Changes in tier 1 capital	(14)	(14)	1,756	1,756
Changes in tier 2 capital	(162)	(198)	29	31
Total capital balance, end of period	$20,085	$20,234	$20,261	$20,446

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the three months ended March 31, 2026 and for the year ended December 31, 2025.

TABLE 31: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach March 31, 2026	Basel III Standardized Approach December 31, 2025
Total risk-weighted assets, beginning of period	$114,357	$114,602	$127,263	$126,281
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	48	(234)	(257)	(10)
Net increase (decrease) in loans and overdrafts	(194)	(1,467)	218	1,008
Net increase (decrease) in securitization exposures	247	630	233	595
Net increase (decrease) in repo-style transaction exposures	1,022	324	272	4,302
Net increase (decrease) in over-the-counter derivatives exposures(1)	2,997	(1,731)	10,322	(7,660)
Net increase (decrease) in all other(2)	412	(180)	1,700	2,622
Net increase (decrease) in credit risk-weighted assets	4,532	(2,658)	12,488	857
Net increase (decrease) in market risk-weighted assets	60	125	60	125
Net increase (decrease) in operational risk-weighted assets	(638)	2,288	NA	NA
Total risk-weighted assets, end of period	$118,311	$114,357	$139,811	$127,263

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of March 31, 2026, total advanced approaches RWA increased $3.95 billion compared to December 31, 2025, mainly due to higher derivatives and repo-style transaction RWA driven by market volatility.
As of March 31, 2026, total standardized approach RWA increased $12.55 billion compared to December 31, 2025, mainly reflecting higher derivatives RWA driven by market volatility.
The regulatory capital ratios as of March 31, 2026, presented in Table 29: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of March 31, 2026, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage decreased to 5.4% as of March 31, 2026, compared to 5.5% as of December 31, 2025, mainly driven by continued capital return and higher average balance sheet levels, partially offset by capital generated from earnings.
As a U.S. G-SIB, we are subject to a minimum SLR of 3%, and are also subject to Enhanced Supplementary Leverage standards, including a buffer equal to 50% of our G-SIB method 1 capital surcharge at the holding company (in order to avoid limitations on distributions to shareholders and discretionary bonus payments) and, similarly, a buffer equal to 50% of our G-SIB’s method 1 capital surcharge, capped at 1%, at State Street Bank (in order to avoid limitations on distributions to shareholders and discretionary bonus payments). If we do not maintain the 0.5% buffer at the holding company or State Street Bank, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	March 31, 2026	December 31, 2025
State Street:
Tier 1 capital	$18,357	$18,371
Average assets	351,714	342,448
Less: adjustments for deductions from tier 1 capital and other	(9,385)	(9,470)
Adjusted average assets for tier 1 leverage ratio	342,329	332,978
Additional SLR exposure	44,245	43,235
Adjustments for deductions of qualifying central bank deposits	(96,580)	(91,545)
Total assets for SLR	$289,994	$284,668
Tier 1 leverage ratio(1)	5.4%	5.5%
Supplementary leverage ratio	6.3	6.5

State Street Bank(2):
Tier 1 capital	$20,065	$20,158
Average assets	346,086	336,795
Less: adjustments for deductions from tier 1 capital and other	(8,646)	(8,761)
Adjusted average assets for tier 1 leverage ratio	337,440	328,034
Additional SLR exposure	44,550	43,346
Adjustments for deductions of qualifying central bank deposits	(96,580)	(91,545)
Total assets for SLR	$285,410	$279,835
Tier 1 leverage ratio(1)	5.9%	6.1%
Supplementary leverage ratio	7.0	7.2

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III final rule.
(2) The SLR rule requires that, as of January 1, 2026, (i) State Street Bank maintains an SLR of at least 3.5% and (ii) we maintain an SLR of at least 3.5% to avoid limitations on capital distributions and discretionary bonus payments. State Street Bank is also subject to a well capitalized Tier 1 leverage ratio requirement of 5.0%.
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

Amount equal to:
External TLAC
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable countercyclical buffer, which is currently 0%); and

•8.0% of total leverage exposure (7.5% minimum plus the eSLR buffer of 0.5%), as defined by the SLR final rule.

Qualifying external LTD
Greater of:
•7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and

•3.0% of total leverage exposure (2.5% minimum plus the eSLR buffer of 0.5%), as defined by the SLR final rule.

The following table presents external TLAC and external LTD as of March 31, 2026:

TABLE 33: TOTAL LOSS-ABSORBING CAPACITY
	As of March 31, 2026
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$37,810	27.0%	$30,059	21.5%
Total leverage exposure	37,810	13.0	23,200	8.0
Long-term debt:
Risk-weighted assets	17,453	12.5	9,787	7.0
Total leverage exposure	17,453	6.0	8,700	3.0
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2026:

TABLE 34: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that began on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the London Interbank Offered Rate (LIBOR) Act and the contractual terms of the Series G preferred stock.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 35: PREFERRED STOCK DIVIDENDS
	Three Months Ended March 31,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$7	$1,338	$0.33	$7
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	1,675	16.75	14
Series K	1,613	16.13	12	—	—	—
Total			$58			$46
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). We repurchased $400 million of our common stock in the first quarter of 2026 and since its inception, we repurchased an aggregate of $2.9 billion of our common stock under the 2024 Program through March 31, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 36: SHARES REPURCHASED
	Three Months Ended March 31,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.2	$125.94	$400	1.0	$99.60	$100
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 37: COMMON STOCK DIVIDENDS
	Three Months Ended March 31,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$233	$0.76	$220

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 15 of the notes to the consolidated financial statements in our 2025 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $407.56 billion and $371.97 billion as of March 31, 2026 and December 31, 2025, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $427.42 billion and $393.58 billion as collateral for indemnified securities on loan as of March 31, 2026 and December 31, 2025, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $427.42 billion and $393.58 billion, referenced above, $53.45 billion and $51.76 billion was invested in indemnified repurchase agreements as of March 31, 2026 and December 31, 2025, respectively. We or our agents held $57.46 billion and $55.94 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2026 and December 31, 2025, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7, 9 and 11 to the consolidated financial statements in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided in “Market Risk Management” included under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, is incorporated by reference herein.
For additional information on our market risk refer to "Market Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2026, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 39

Item 1. Financial Statements
STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025
Fee revenue:
Servicing fees	$1,409	$1,275
Management fees	724	587
Foreign exchange trading services	435	337
Securities finance	116	114
Software services	169	158
Other fee revenue	107	99
Total fee revenue	2,960	2,570
Net interest income:
Interest income	2,651	2,922
Interest expense	1,816	2,208
Net interest income	835	714
Other income:
Gains from sales of available-for-sale securities, net	1	—
Total other income	1	—
Total revenue	3,796	3,284
Provision for credit losses	16	12
Expenses:
Compensation and employee benefits	1,441	1,262
Information systems and communications	637	497
Transaction processing services	283	258
Occupancy	101	103
Other	349	330
Total expenses	2,811	2,450
Income before income tax expense	969	822
Income tax expense	205	178
Net income	$764	$644
Net income available to common shareholders	$705	$597
Earnings per common share:
Basic	$2.53	$2.07
Diluted	2.49	2.04
Average common shares outstanding (in thousands):
Basic	278,434	288,562
Diluted	282,874	292,716
Cash dividends declared per common share	$0.84	$0.76

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 40

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$764	$644
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $30 and $(78), respectively	(107)	164
Net unrealized (losses) gains on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(54) and $41, respectively	(131)	111
Net unrealized (losses) gains on cash flow hedges, net of related taxes of $(6) and $10, respectively	(4)	30
Net unrealized gains on retirement plans, net of related taxes of $1 and $2, respectively	3	3
Other comprehensive (loss) income	(239)	308
Total comprehensive income	$525	$952

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 41

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2026	December 31, 2025
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$6,518	$4,433
Interest-bearing deposits with banks	123,574	126,930
Securities purchased under resale agreements	8,187	6,812
Trading account assets	842	827
Investment securities available-for-sale	71,645	67,154
Investment securities held-to-maturity (fair value of $32,560 and $34,166)	36,732	38,171
Loans (less allowance for credit losses on loans of $168 and $193)	49,022	46,589
Premises and equipment (net of accumulated depreciation of $7,170 and $7,046)	3,313	3,174
Accrued interest and fees receivable	4,708	4,395
Goodwill	8,121	8,159
Other intangible assets	872	935
Other assets	78,631	58,468
Total assets	$392,165	$366,047
Liabilities:
Deposits:
Non-interest-bearing	$39,643	$35,267
Interest-bearing - U.S.	174,723	168,079
Interest-bearing - non-U.S.	78,975	71,004
Total deposits	293,341	274,350
Securities sold under repurchase agreements	969	841
Other short-term borrowings	3,981	3,821
Accrued expenses and other liabilities	40,899	34,051
Long-term debt	25,233	25,143
Total liabilities	364,423	338,206
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	743
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 276,924,993 and 279,077,907 shares outstanding	504	504
Surplus	10,701	10,705
Retained earnings	31,864	31,392
Accumulated other comprehensive income (loss)	(1,282)	(1,043)
Treasury stock, at cost (226,954,649 and 224,801,735 shares)	(17,604)	(17,276)
Total shareholders’ equity	27,742	27,841
Total liabilities and shareholders' equity	$392,165	$366,047

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 42

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income (loss)						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692

Balance at December 31, 2025	$3,559	503,880	$504	$10,705	$31,392	$(1,043)	224,802	$(17,276)	$27,841
Net income					764				764
Other comprehensive income (loss)						(239)			(239)
Cash dividends declared:
Common stock - $0.84 per share					(233)				(233)
Preferred stock					(58)				(58)
Common stock acquired							3,176	(404)	(404)
Common stock awards exercised				(4)			(1,022)	75	71
Other					(1)		(1)	1	—
Balance at March 31, 2026	$3,559	503,880	$504	$10,701	$31,864	$(1,282)	226,955	$(17,604)	$27,742

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 43

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating Activities:
Net income	$764	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	28	18
Amortization of other intangible assets	57	54
Other non-cash adjustments for depreciation, amortization and accretion, net	160	34
Gains related to investment securities, net	(1)	—
Provision for credit losses	16	12
Change in trading account assets, net	(15)	25
Change in accrued interest and fees receivable, net	(313)	(247)
Change in collateral deposits, net	(5,682)	(1,697)
Change in unrealized losses on foreign exchange derivatives, net	(4,369)	4,613
Change in other assets, net	(4,650)	(1,761)
Change in accrued expenses and other liabilities, net	1,625	545
Other, net	237	156
Net cash (used in) provided by operating activities	(12,143)	2,396
Investing Activities:
Net increase (decrease) in interest-bearing deposits with banks	3,356	(6,507)
Net increase in securities purchased under resale agreements	(1,375)	(1,291)
Proceeds from sales of available-for-sale securities	3,944	2,047
Proceeds from maturities of available-for-sale securities	5,301	8,832
Purchases of available-for-sale securities	(13,936)	(18,449)
Proceeds from maturities of held-to-maturity securities	1,420	2,333
Sale of loans	132	85
Net increase in loans	(2,858)	(1,281)
Purchases of equity investments and other long-term assets	(156)	(47)
Purchases of premises and equipment, net	(270)	(226)
Other, net	59	(103)
Net cash used in investing activities	(4,383)	(14,607)
Financing Activities:
Net (decrease) increase in time deposits	(1,097)	2,663
Net increase in all other deposits	20,086	7,469
Net increase (decrease) in securities sold under repurchase agreements	128	(157)
Net increase in other short-term borrowings	159	2,010
Proceeds from issuance of long-term debt, net of issuance costs	123	2,737
Payments for long-term debt and obligations under finance leases	(5)	(1,312)
Proceeds from issuance of preferred stock, net of issuance costs	—	743
Repurchases of common stock	(400)	(100)
Repurchases of common stock for employee tax withholding	(85)	(57)
Payments for cash dividends	(293)	(266)
Other, net	(5)	(6)
Net cash provided by financing activities	18,611	13,724
Net increase in cash and due from banks	2,085	1,513
Cash and due from banks at beginning of period	4,433	3,145
Cash and due from banks at end of period	$6,518	$4,658

Supplemental disclosure:
Interest paid	$1,784	$2,074
Income taxes paid, net	92	186

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2025 Form 10-K, which we previously filed with the SEC.
The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation. In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
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
Our consolidated statement of condition as of December 31, 2025 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
State Street Corporation | 45

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of both March 31, 2026 and December 31, 2025, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.6 billion, with our subcustodian, and with western European-based clearing agencies, for a total of approximately $2.4 billion. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of March 31, 2026:

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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of March 31, 2026; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to Note 2 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:
State Street Corporation | 46

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2026
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$55	$—	$—		$55
Non-U.S. government securities	—	118	—		118
Other	—	669	—		669
Total trading account assets	$55	$787	$—		$842
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$25,008	$—	$—		$25,008
Mortgage-backed securities	—	16,519	—		16,519
Total U.S. Treasury and federal agencies	25,008	16,519	—		41,527
Non-U.S. debt securities:
Mortgage-backed securities	—	2,643	—		2,643
Asset-backed securities	—	2,293	—		2,293
Non-U.S. sovereign, supranational and non-U.S. agency	—	19,279	—		19,279
Other	—	2,887	—		2,887
Total non-U.S. debt securities	—	27,102	—		27,102
Asset-backed securities:
Student loans	—	37	—		37
Collateralized loan obligations	—	2,863	—		2,863
Other	—	91	—		91
Total asset-backed securities	—	2,991	—		2,991
State and political subdivisions	—	25	—		25
Total available-for-sale investment securities	$25,008	$46,637	$—		$71,645
Other assets:
Derivative instruments:
Foreign exchange contracts	$34	$24,850	$6	$(16,399)	$8,491
Interest rate contracts	—	16	—	(16)	—
Total derivative instruments	34	24,866	6	(16,415)	8,491
Other	19	874	—	—	893
Total assets carried at fair value	$25,116	$73,164	$6	$(16,415)	$81,871
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$4	$25,409	$3	$(20,577)	$4,839
Interest rate contracts	3	29	—	(29)	3
Other derivative contracts	4	125	—	—	129
Total derivative instruments	11	25,563	3	(20,606)	4,971
Total liabilities carried at fair value	$11	$25,563	$3	$(20,606)	$4,971

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.20 billion and $6.39 billion, respectively, for cash collateral received from and provided to derivative counterparties.
State Street Corporation | 47

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$55	$—	$—		$55
Non-U.S. government securities	—	124	—		124
Other	—	648	—		648
Total trading account assets	$55	$772	$—		$827
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$23,260	$—	$—		$23,260
Mortgage-backed securities	—	15,586	—		15,586
Total U.S. Treasury and federal agencies	23,260	15,586	—		38,846
Non-U.S. debt securities:
Mortgage-backed securities	—	2,578	—		2,578
Asset-backed securities	—	2,085	—		2,085
Non-U.S. sovereign, supranational and non-U.S. agency	—	17,731	—		17,731
Other	—	2,826	—		2,826
Total non-U.S. debt securities	—	25,220	—		25,220
Asset-backed securities:
Student loans	—	64	—		64
Collateralized loan obligations	—	2,905	—		2,905
Non-agency CMBS and RMBS(2)	—	3	—		3
Other	—	91	—		91
Total asset-backed securities	—	3,063	—		3,063
State and political subdivisions	—	25	—		25
Other U.S. debt securities	—	—	—		—
Total available-for-sale investment securities	$23,260	$43,894	$—		$67,154
Other assets:
Derivative instruments:
Foreign exchange contracts	$5	$14,218	$1	$(10,073)	$4,151
Interest rate contracts	3	31	—	(31)	3
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	14,249	1	(10,104)	4,155
Other	22	832	—	—	854
Total assets carried at fair value	$23,346	$59,747	$1	$(10,104)	$72,990
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$14,097	$—	$(9,231)	$4,866
Interest rate contracts	—	5	—	(5)	—
Other derivative contracts	—	159	—	—	159
Total derivative instruments	—	14,261	—	(9,236)	5,025
Total liabilities carried at fair value	$—	$14,261	$—	$(9,236)	$5,025

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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2026
Financial Assets:
Cash and due from banks	$6,518	$6,518	$6,518	$—	$—
Interest-bearing deposits with banks	123,574	123,574	—	123,574	—
Securities purchased under resale agreements	8,187	8,187	—	8,187	—
Investment securities held-to-maturity	36,732	32,560	265	32,295	—
Net loans(1)	49,022	48,867	—	47,587	1,281
Other(2)	16,442	16,442	—	16,442	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$39,643	$39,643	$—	$39,643	$—
Interest-bearing - U.S.	174,723	174,723	—	174,723	—
Interest-bearing - non-U.S.	78,975	78,975	—	78,975	—
Securities sold under repurchase agreements	969	969	—	969	—
Other short-term borrowings	3,981	3,981	—	3,981	—
Long-term debt	25,233	25,008	—	24,857	151
Other(2)	16,442	16,442	—	16,442	—

(1) Includes $74 million of loans classified as held-for-sale that were measured at fair value in level 2 as of March 31, 2026.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2025
Financial Assets:
Cash and due from banks	$4,433	$4,433	$4,433	$—	$—
Interest-bearing deposits with banks	126,930	126,930	—	126,930	—
Securities purchased under resale agreements	6,812	6,812	—	6,812	—
Investment securities held-to-maturity	38,171	34,166	563	33,603	—
Net loans(1)	46,589	46,417	—	44,862	1,555
Other(2)	15,490	15,490	—	15,490	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,267	$35,267	$—	$35,267	$—
Interest-bearing - U.S.	168,079	168,079	—	168,079	—
Interest-bearing - non-U.S.	71,004	71,004	—	71,004	—
Securities sold under repurchase agreements	841	841	—	841	—
Other short-term borrowings	3,821	3,821	—	3,821	—
Long-term debt	25,143	25,253	—	25,130	123
Other(2)	15,490	15,490	—	15,490	—

(1) Includes $92 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional
State Street Corporation | 49

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
information on our accounting for investment securities, refer to Note 3 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$24,982	$36	$10	$25,008	$23,210	$55	$5	$23,260
Mortgage-backed securities(1)	16,516	78	75	16,519	15,550	90	54	15,586
Total U.S. Treasury and federal agencies	41,498	114	85	41,527	38,760	145	59	38,846
Non-U.S. debt securities:
Mortgage-backed securities	2,643	3	3	2,643	2,573	6	1	2,578
Asset-backed securities(2)	2,290	4	1	2,293	2,081	5	1	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	19,351	29	101	19,279	17,693	73	35	17,731
Other(3)	2,868	23	4	2,887	2,784	42	—	2,826
Total non-U.S. debt securities	27,152	59	109	27,102	25,131	126	37	25,220
Asset-backed securities:
Student loans(4)	37	—	—	37	63	1	—	64
Collateralized loan obligations(5)	2,867	—	4	2,863	2,904	2	1	2,905
Non-agency CMBS and RMBS(6)	—	—	—	—	—	3	—	3
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	2,994	1	4	2,991	3,057	7	1	3,063
State and political subdivisions	25	—	—	25	25	—	—	25
Total available-for-sale securities(7)(8)	$71,669	$174	$198	$71,645	$66,973	$278	$97	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$274	$—	$2	$272	$573	$—	$3	$570
Mortgage-backed securities(9)	32,186	5	4,116	28,075	32,876	9	3,965	28,920
Total U.S. Treasury and federal agencies	32,460	5	4,118	28,347	33,449	9	3,968	29,490
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	2,084	—	35	2,049	2,461	4	31	2,434
Total non-U.S. debt securities	2,084	—	35	2,049	2,461	4	31	2,434
Asset-backed securities:
Student loans(4)	2,188	3	27	2,164	2,261	5	24	2,242
Total asset-backed securities	2,188	3	27	2,164	2,261	5	24	2,242
Total held-to-maturity securities(7)(10)	$36,732	$8	$4,180	$32,560	$38,171	$18	$4,023	$34,166

(1) As of March 31, 2026 and December 31, 2025, the total fair value included $2.49 billion and $2.81 billion, respectively, of agency CMBS and $14.03 billion and $12.78 billion, respectively, of agency MBS.
(2) As of March 31, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.86 billion and $0.77 billion, respectively.
(3) As of March 31, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.55 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes CLOs in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended March 31, 2026 and December 31, 2025.
(8) As of March 31, 2026 and December 31, 2025, we had no allowance for credit losses on AFS investment securities.
(9) As of March 31, 2026 and December 31, 2025, the total amortized cost included $5.06 billion and $5.08 billion of agency CMBS, respectively.
(10) As of both March 31, 2026 and December 31, 2025, the allowance for credit losses on HTM investment securities was less than $1 million.
State Street Corporation | 50

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $73.30 billion and $74.14 billion as of March 31, 2026 and December 31, 2025, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three months ended March 31, 2026, proceeds from sales of AFS securities were approximately $3.94 billion, primarily from sales of U.S. Treasury and supranational securities. We recognized a pre-tax gain of $1 million from these sales in the three months ended March 31, 2026.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,663	$7	$1,461	$3	$9,124	$10
Mortgage-backed securities	3,423	20	3,340	55	6,763	75
Total U.S. Treasury and federal agencies	11,086	27	4,801	58	15,887	85
Non-U.S. debt securities:
Mortgage-backed securities	1,295	3	50	—	1,345	3
Asset-backed securities	943	1	163	—	1,106	1
Non-U.S. sovereign, supranational and non-U.S. agency	10,381	94	876	7	11,257	101
Other	514	4	—	—	514	4
Total non-U.S. debt securities	13,133	102	1,089	7	14,222	109
Asset-backed securities:
Collateralized loan obligations	2,113	4	105	—	2,218	4
Total asset-backed securities	2,113	4	105	—	2,218	4
Total	$26,332	$133	$5,995	$65	$32,327	$198

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$756	$2	$2,063	$3	$2,819	$5
Mortgage-backed securities	1,267	3	4,018	51	5,285	54
Total U.S. Treasury and federal agencies	2,023	5	6,081	54	8,104	59
Non-U.S. debt securities:
Mortgage-backed securities	617	1	73	—	690	1
Asset-backed securities	425	—	168	1	593	1
Non-U.S. sovereign, supranational and non-U.S. agency	3,871	28	1,943	7	5,814	35
Other	129	—	—	—	129	—
Total non-U.S. debt securities	5,042	29	2,184	8	7,226	37
Asset-backed securities:
Collateralized loan obligations	1,068	1	—	—	1,068	1
Total asset-backed securities	1,068	1	—	—	1,068	1
Total	$8,133	$35	$8,265	$62	$16,398	$97
State Street Corporation | 51

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of March 31, 2026. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2026
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,569	$4,572	$20,412	$20,435	$1	$1	$—	$—	$24,982	$25,008
Mortgage-backed securities	67	67	1,699	1,692	728	722	14,022	14,038	16,516	16,519
Total U.S. Treasury and federal agencies	4,636	4,639	22,111	22,127	729	723	14,022	14,038	41,498	41,527
Non-U.S. debt securities:
Mortgage-backed securities	184	184	418	418	—	—	2,041	2,041	2,643	2,643
Asset-backed securities	42	42	284	284	1,055	1,058	909	909	2,290	2,293
Non-U.S. sovereign, supranational and non-U.S. agency	3,897	3,898	15,116	15,043	338	338	—	—	19,351	19,279
Other	895	898	1,894	1,911	79	78	—	—	2,868	2,887
Total non-U.S. debt securities	5,018	5,022	17,712	17,656	1,472	1,474	2,950	2,950	27,152	27,102
Asset-backed securities:
Student loans	—	—	—	—	—	—	37	37	37	37
Collateralized loan obligations	107	106	7	7	1,301	1,300	1,452	1,450	2,867	2,863
Other	—	—	90	91	—	—	—	—	90	91
Total asset-backed securities	107	106	97	98	1,301	1,300	1,489	1,487	2,994	2,991
State and political subdivisions	25	25	—	—	—	—	—	—	25	25
Total	$9,786	$9,792	$39,920	$39,881	$3,502	$3,497	$18,461	$18,475	$71,669	$71,645
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$243	$242	$24	$23	$—	$—	$7	$7	$274	$272
Mortgage-backed securities	247	231	4,159	3,782	967	893	26,813	23,169	32,186	28,075
Total U.S. Treasury and federal agencies	490	473	4,183	3,805	967	893	26,820	23,176	32,460	28,347
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	772	770	1,220	1,190	92	89	—	—	2,084	2,049
Total non-U.S. debt securities	772	770	1,220	1,190	92	89	—	—	2,084	2,049
Asset-backed securities:
Student loans	121	118	391	390	458	457	1,218	1,199	2,188	2,164
Total asset-backed securities	121	118	391	390	458	457	1,218	1,199	2,188	2,164
Total	$1,383	$1,361	$5,794	$5,385	$1,517	$1,439	$28,038	$24,375	$36,732	$32,560

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
State Street Corporation | 52

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to Note 3 of the notes to consolidated financial statements in our 2025 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of March 31, 2026, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $4.38 billion related to 1,597 securities as of March 31, 2026 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of March 31, 2026, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial and commercial real estate loans. We further classify commercial and financial loans as subscription finance, fund finance, CLOs, commercial, overdrafts and other loans. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents our recorded investment in loans, as of the dates indicated:

(In millions)	March 31, 2026	December 31, 2025
Subscription Finance	$14,415	$13,138
Fund finance(1)	11,060	10,916
Collateralized loan obligations(2)	13,046	12,809
Commercial	2,523	2,851
Commercial real estate	2,311	2,471
Overdrafts	3,345	1,962
Other(3)	2,490	2,635
Total loans(4)(5)	49,190	46,782
Allowance for credit losses	(168)	(193)
Loans, net of allowance	$49,022	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.74 billion and $1.57 billion, respectively, as of March 31, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $10.23 billion and $2.81 billion, respectively, as of March 31, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $2.37 billion and $0.12 billion, respectively, as of March 31, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $43.49 billion and $2.35 billion, respectively, as of March 31, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. See Note 10 to the consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $20.36 billion and $18.78 billion as of March 31, 2026 and December 31, 2025, respectively.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2026 and December 31, 2025, the loans pledged as collateral totaled $16.88 billion and $15.11 billion, respectively.
As of March 31, 2026, we had three loans totaling $216 million on non-accrual status, of which no loans were more than 90 days contractually past due. As of December 31, 2025, we had four loans totaling $258 million, on non-accrual status, of which no loans were more than 90 days contractually past due.
In the first quarter of 2026, we originated $1.64 billion of CLO loans, consisting of $1.23 billion in broadly syndicated and $0.41 billion in middle market CLO loans, which were all investment grade as of March 31, 2026.
We sold $156 million of total loans in the first quarter of 2026, which consisted entirely of commercial loans. We recorded a charge-off against the allowance for these loans of $40 million in the first quarter of 2026.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of March 31, 2026, we had two loans totaling $29 million in the commercial and financial segment and four loans totaling $295 million in the commercial real estate segment that no longer met the similar risk characteristics of their collective pool. As of March 31, 2026, $95 million of our allowance for credit losses was related to these loans.
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
For additional information on the allowance for credit losses, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of March 31, 2026.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment
Grade, Sub-Investment Grade, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 92% of our loans were rated as investment grade as of March 31, 2026 with external credit ratings, or equivalent, of "BBB-" or better.
•Sub-Investment Grade (previously referred to as Speculative): Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as sub-investment grade account for approximately 7% of our loans as of March 31, 2026, and are concentrated in leveraged loans. Approximately 84% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of March 31, 2026.
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
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded investment in loans to counterparties by risk rating, as noted above, as of the dates indicated:

March 31, 2026	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$43,827	$1,305	$45,132
Sub-investment grade	2,879	579	3,458
Special mention	70	132	202
Substandard	28	165	193
Doubtful	—	130	130
Total(1)(2)	$46,804	$2,311	$49,115

December 31, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$40,854	$1,402	$42,256
Sub-investment grade	3,157	641	3,798
Special mention	110	132	242
Substandard	48	165	213
Doubtful	50	131	181
Total(1)(2)	$44,219	$2,471	$46,690

(1) Loans include $3.35 billion and $1.96 billion of overdrafts as of March 31, 2026 and December 31, 2025, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of March 31, 2026, $2.85 billion overdrafts were investment grade and $0.49 billion overdrafts were sub-investment grade.
(2) Total does not include $74 million and $92 million of loans classified as held-for-sale as of March 31, 2026 and December 31, 2025, respectively.
For additional information about credit quality, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of March 31, 2026. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total(1)
Commercial and financial:
Risk Rating:
Investment grade	$4,496	$6,873	$4,041	$161	$288	$1,225	$26,743	$43,827
Sub-investment grade	491	642	1,123	106	36	241	240	2,879
Special mention	—	—	70	—	—	—	—	70
Substandard	—	—	28	—	—	—	—	28
Total commercial and financial	$4,987	$7,515	$5,262	$267	$324	$1,466	$26,983	$46,804

Commercial real estate:
Risk Rating:
Investment grade	$—	$—	$41	$166	$269	$829	$—	$1,305
Sub-investment grade	—	—	—	47	—	532	—	579
Special mention	—	67	—	—	20	45	—	132
Substandard	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	130	—	130
Total commercial real estate	$—	$67	$41	$213	$289	$1,701	$—	$2,311

Total loans(2)	$4,987	$7,582	$5,303	$480	$613	$3,167	$26,983	$49,115

(1) Any reserve associated with accrued interest is not material. As of March 31, 2026, accrued interest receivable of $311 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $74 million of loans classified as held-for-sale as of March 31, 2026.
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2025:

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)
Commercial and financial:
Risk Rating:
Investment grade	$8,896	$4,153	$692	$504	$1,313	$119	$25,177	$40,854
Sub-investment grade	911	1,224	109	46	133	111	623	3,157
Special mention	3	100	—	—	—	7	—	110
Substandard	—	48	—	—	—	—	—	48
Doubtful	—	—	10	—	40	—	—	50
Total commercial and financial	$9,810	$5,525	$811	$550	$1,486	$237	$25,800	$44,219
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$166	$328	$318	$549	$—	$1,402
Sub-investment grade	—	—	47	—	31	563	—	641
Special mention	66	—	—	20	—	46	—	132
Substandard	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	131	—	131
Total commercial real estate	$66	$41	$213	$348	$349	$1,454	$—	$2,471

Total loans(2)	$9,876	$5,566	$1,024	$898	$1,835	$1,691	$25,800	$46,690

(1) Any reserve associated with accrued interest is not material. As of December 31, 2025, accrued interest receivable of $338 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $92 million of loans classified as held-for-sale as of December 31, 2025.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended March 31, 2026
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$69	$5	$119	$8	$2	$203
Provision	10	6	(1)	1	—	16
Charge-offs(2)	(40)	—	—	—	—	(40)
Ending balance	$39	$11	$118	$9	$2	$179

(1) Includes $4 million allowance for credit losses on both fund finance and subscription finance and $3 million on CLO loans.
(2) Related to the sale of certain commercial loans in the first quarter of 2026.

	Three Months Ended March 31, 2025
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$183
Provision	6	2	3	1	12
Charge-offs(2)	(9)	—	—	—	(9)
Ending balance	$65	$6	$105	$10	$186

(1) Includes $2 million allowance for credit losses on both fund finance and subscription finance and $1 million on both CLO loans and other loans.
(2) Related to the sale of certain commercial loans in the first quarter of 2025.

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. In the first quarter of 2026, we recorded a $16 million provision for credit losses, compared to $12 million in the same period of 2025, primarily reflecting provision for certain commercial loans and the evolving macroeconomic environment.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of March 31, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance December 31, 2024	$7,428	$263	$7,691
Acquisitions	243	—	243
Foreign currency translation and other, net	220	5	225
Ending balance December 31, 2025	7,891	268	8,159
Acquisitions	2	—	2
Foreign currency translation and other, net	(39)	(1)	(40)
Ending balance March 31, 2026	$7,854	$267	$8,121
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance December 31, 2024	$1,063	$26	$1,089
Acquisitions	34	—	34
Amortization	(216)	(7)	(223)
Foreign currency translation	35	—	35
Ending balance December 31, 2025	916	19	935
Amortization	(55)	(2)	(57)
Foreign currency translation	(6)	—	(6)
Ending balance March 31, 2026	$855	$17	$872
State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,813	$(2,167)	$646
Technology	404	(302)	102
Core deposits	699	(601)	98
Other	118	(92)	26
Total	$4,034	$(3,162)	$872

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,831	$(2,144)	$687
Technology	405	(293)	112
Core deposits	703	(597)	106
Other	121	(91)	30
Total	$4,060	$(3,125)	$935
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2026	December 31, 2025
Securities borrowed(1)	$47,989	$38,233
Derivative instruments, net	8,491	4,155
Receivable for securities settlement	4,665	102
Bank-owned life insurance	3,997	3,965
Investments in joint ventures and other unconsolidated entities(2)	3,879	3,753
Collateral, net	2,694	1,603
Prepaid expenses	961	837
Right-of-use assets	833	865
Accounts receivable	789	621
Deferred tax assets, net of valuation allowance(3)	608	627
Income taxes receivable	258	256
Other(4)	3,467	3,451
Total	$78,631	$58,468

(1) Refer to Note 8, for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $586 million and $585 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, no impairments were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $1.50 billion and capitalized costs to fulfill contracts with customers of $1.22 billion, as of March 31, 2026, compared to $1.57 billion and $1.19 billion, respectively, as of December 31, 2025.
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. During the first quarter of 2026, approximately $29 million of net losses associated with terminated cash flow hedges were reclassified from AOCI, and we expect net losses of approximately $11 million to be reclassified from AOCI in the second quarter of 2026. The net loss associated with all cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2026 is approximately $27 million, which includes a net loss of approximately $17 million related to terminated hedges. These losses could differ from amounts recognized in future periods due to changes in interest rates, hedge de-designations or the addition of other hedges after March 31, 2026. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$75,363	$97,035
Foreign exchange contracts:
Forward, swap and spot	3,735,024	2,768,458
Options purchased	933	436
Options written	402	110
Futures	244	472
Other:
Futures	179	159
Stable value contracts(1)	10,739	12,271
Deferred value awards(2)	187	222
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	43,179	42,708
Foreign exchange contracts:
Forward and swap	13,038	12,350

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees; refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$24,627	$14,200	$25,373	$13,993
Other derivative contracts	—	1	129	159
Total	$24,627	$14,201	$25,502	$14,152

Derivatives designated as hedging instruments:
Foreign exchange contracts	$263	$24	$43	$104
Interest rate contracts	16	34	32	5
Total	$279	$58	$75	$109

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,
		2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$323	$233
Foreign exchange contracts	Interest expense	29	83
Interest rate contracts	Foreign exchange trading services revenue	1	6
Other derivative contracts	Other fee revenue	8	6
Other derivative contracts	Compensation and employee benefits	(14)	(35)
Total		$347	$293
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2026
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,557	$(139)	$68
Available-for-sale securities(2)(3)	23,637	(38)	—

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,553	$(76)	$72
Available-for-sale securities(2)(3)	22,804	99	—

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At March 31, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $2.83 billion and $3.30 billion, respectively, of which $1.43 billion and $1.73 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At March 31, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was $11 million and $21 million, respectively.
(3) Carrying amount represents amortized cost.
As of March 31, 2026 and December 31, 2025, the total notional amount of the interest rate swaps of fair value hedges was $36.94 billion and $36.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended March 31,				Three Months Ended March 31,
		2026	2025			2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$126	$(235)	Available-for-sale securities(1)	Net interest income	$(126)	$234
Interest rate contracts	Net interest income	(63)	150	Long-term debt	Net interest income	63	(150)
Foreign exchange contracts	Other fee revenue	(23)	3	Available-for-sale securities	Other fee revenue	23	(3)
Total		$40	$(82)			$(40)	$81

(1) In the three months ended March 31, 2026, approximately $105 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI compared to $210 million of net unrealized losses in the same period of 2025.

	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2026	2025
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(37)	$2	Net interest income	$(26)	$(37)
Total derivatives designated as cash flow hedges	$(37)	$2		$(26)	$(37)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$130	$(285)		$—	$—
Total derivatives designated as net investment hedges	130	(285)		—	—
Total	$93	$(283)		$(26)	$(37)

(1) As of March 31, 2026, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of March 31, 2026 totaled approximately $7.64 billion, against which we provided $6.32 billion of collateral in the normal course of business. If our credit-related contingent features underlying these agreements were triggered as of March 31, 2026, the maximum additional collateral we would be required to post to our counterparties is approximately $1.32 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to Note 11 of the notes to consolidated financial statements in our 2025 Form 10-K.
As of March 31, 2026 and December 31, 2025, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $21.19 billion and $19.21 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $10.59 billion and $12.11 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2026
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$24,890	$(14,200)	$10,690	$—	$10,690
Interest rate contracts(6)	16	(16)	—	—	—
Cash collateral and securities netting	NA	(2,199)	(2,199)	(989)	(3,188)
Total derivatives	24,906	(16,415)	8,491	(989)	7,502
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	290,552	(234,376)	56,176	(54,207)	1,969
Total derivatives and other financial instruments	$315,458	$(250,791)	$64,667	$(55,196)	$9,471
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
(7) Included in the $56.18 billion as of March 31, 2026 were $8.19 billion of resale agreements and $47.99 billion of collateral provided related to securities borrowing. Included in the $45.05 billion as of December 31, 2025 were $6.81 billion of resale agreements and $38.24 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2026
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$25,416	$(14,200)	$11,216	$—	$11,216
Interest rate contracts(6)	32	(16)	16	—	16
Other derivative contracts	129	—	129	—	129
Cash collateral and securities netting	NA	(6,390)	(6,390)	(1,100)	(7,490)
Total derivatives	25,577	(20,606)	4,971	(1,100)	3,871
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	260,553	(234,376)	26,177	(25,957)	220
Total derivatives and other financial instruments	$286,130	$(254,982)	$31,148	$(27,057)	$4,091
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
(7) Included in the $26.18 billion as of March 31, 2026 were $0.97 billion of repurchase agreements and $25.21 billion of collateral received related to securities lending transactions. Included in the $21.01 billion as of December 31, 2025 were $0.84 billion of repurchase agreements and $20.17 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of March 31, 2026					As of December 31, 2025
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$224,285	$1,203	$—	$—	$225,488	$243,596	$—	$—	$—	$243,596
Total	224,285	1,203	—	—	225,488	243,596	—	—	—	243,596
Securities lending transactions:
US Treasury and agency securities	254	55	—	—	309	175	—	—	—	175
Corporate debt securities	29	—	—	—	29	29	—	—	—	29
Equity securities	15,975	—	25	2,285	18,285	11,279	—	1	3,215	14,495
Other(1)	16,442	—	—	—	16,442	15,490	—	—	—	15,490
Total	32,700	55	25	2,285	35,065	26,973	—	1	3,215	30,189
Gross amount of recognized liabilities for repurchase agreements and securities lending	$256,985	$1,258	$25	$2,285	$260,553	$270,569	$—	$1	$3,215	$273,785

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to Note 12 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	March 31, 2026	December 31, 2025
Commitments:
Unfunded credit facilities	$35,590	$35,697
Guarantees(1):
Indemnified securities financing	$407,558	$371,968
Standby letters of credit	461	569

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 70% of our unfunded commitments to extend credit expire within one year as of both March 31, 2026 and December 31, 2025.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to Note 12 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2026	December 31, 2025
Fair value of indemnified securities financing	$407,558	$371,968
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	427,420	393,584
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	53,445	51,762
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	57,464	55,943
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2026 and December 31, 2025, we had approximately $47.99 billion and $38.24 billion, respectively, of collateral provided and approximately $25.21 billion and $20.17 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both March 31, 2026 and December 31, 2025, we did not record any liabilities under these arrangements.
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
As of March 31, 2026, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $53 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of March 31, 2026, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $65 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State of Texas et al v. Blackrock, Inc. et al
In November 2024, eleven state Attorneys General filed a complaint in Federal Court in the Eastern District of Texas against State Street and two other large investment management firms, alleging antitrust violations on the theory that the firms conspired to artificially suppress coal supply, resulting in harm to American consumers in the form of higher electricity costs.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $241 million and $248 million as of March 31, 2026 and December 31, 2025, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2018. Management believes that we have sufficiently accrued liabilities as of March 31, 2026 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to "Variable Interest Entities" in Note 14 of the notes to consolidated financial statements in our 2025 Form 10-K.
Interests in Investment Funds
As of both March 31, 2026 and December 31, 2025, we had no consolidated funds. As of both March 31, 2026 and December 31, 2025, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million as of both March 31, 2026 and December 31, 2025, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of March 31, 2026 and December 31, 2025, our potential maximum loss exposure related to these unconsolidated entities totaled $994 million and $957 million, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
As of March 31, 2026, we had investments in LIHTC and production tax credit investments of $660 million and $252 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $82 million at March 31, 2026. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $149 million at March 31, 2026. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended March 31,
	2026	2025
Income recorded on investments within other fee revenue	$4	$3
Income recorded in total revenue	4	3
Tax credits and benefits recognized in income tax expense	46	55
Proportional amortization recognized in income tax expense	(36)	(43)
Net benefits included in income tax expense	10	12
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$14	$15
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2026:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of March 31, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that began on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,338	$0.33	$7	$1,338	$0.33	$7
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	1,675	16.75	14
Series K	1,613	16.13	12	—	—	—
Total			$58			$46

Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the first quarter of 2026 and since its inception we have repurchased an aggregate of $2.9 billion of our common stock under the 2024 Program through March 31, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

	Three Months Ended March 31,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	3.2	$125.94	$400	1.0	$99.60	$100
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$233	$0.76	$220

Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	1	84	3	450	(286)	252
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	29	27	—	—	—	56
Other comprehensive income (loss)	30	111	3	450	(286)	308
Balance as of March 31, 2025	$(102)	$(369)	$(126)	$(1,718)	$523	$(1,792)

Balance as of December 31, 2025	$(33)	$(151)	$(92)	$(793)	$26	$(1,043)
Other comprehensive income (loss) before reclassifications	(24)	(144)	3	(237)	130	(272)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	20	13	—	—	—	33
Other comprehensive income (loss)	(4)	(131)	3	(237)	130	(239)
Balance as of March 31, 2026	$(37)	$(282)	$(89)	$(1,030)	$156	$(1,282)

(1) Includes after-tax net unamortized unrealized gains (losses) of ($253) million and ($267) million as of March 31, 2026 and December 31, 2025, respectively, related to AFS investment securities previously transferred to HTM.
State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil, and $20, respectively	$(1)	$—	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $5 and nil, respectively	14	27	Net interest income
Cash flow hedges:
Losses (gains) reclassified from accumulated other comprehensive income into income, net of related taxes of $6 and $8, respectively	20	29	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$33	$56
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to Note 16 of the notes to consolidated financial statements in our 2025 Form 10-K.
As of March 31, 2026, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of March 31, 2026, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2026 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.
State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2026	Basel III Standardized Approach March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches March 31, 2026	Basel III Standardized Approach March 31, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,205	$11,205	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			31,864	31,864	31,392	31,392	16,418	16,418	16,401	16,401
Accumulated other comprehensive income (loss)			(1,282)	(1,282)	(1,043)	(1,043)	(1,040)	(1,040)	(815)	(815)
Treasury stock, at cost			(17,604)	(17,604)	(17,276)	(17,276)	—	—	—	—
Total			24,183	24,183	24,282	24,282	28,711	28,711	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,845)	(8,845)	(8,921)	(8,921)	(8,242)	(8,242)	(8,342)	(8,342)
Other adjustments(1)			(540)	(540)	(549)	(549)	(404)	(404)	(419)	(419)
Common equity tier 1 capital			14,798	14,798	14,812	14,812	20,065	20,065	20,158	20,158
Preferred stock			3,559	3,559	3,559	3,559	—	—	—	—
Tier 1 capital			18,357	18,357	18,371	18,371	20,065	20,065	20,158	20,158
Qualifying subordinated long-term debt			1,698	1,698	1,872	1,872	523	523	524	524
Allowance for credit losses			30	179	18	203	30	179	18	203
Total capital			$20,085	$20,234	$20,261	$20,446	$20,618	$20,767	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$65,126	$137,626	$60,594	$125,138	$60,963	$134,313	$56,438	$121,747
Operational risk(3)			51,000	NA	51,638	NA	49,988	NA	50,025	NA
Market risk			2,185	2,185	2,125	2,125	2,185	2,185	2,125	2,125
Total risk-weighted assets			$118,311	$139,811	$114,357	$127,263	$113,136	$136,498	$108,588	$123,872

Adjusted quarterly average assets			$342,329	$342,329	$332,978	$332,978	$337,440	$337,440	$328,034	$328,034

Capital Ratios:	2026 Minimum Requirements(4)	2025 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	12.5%	10.6%	13.0%	11.6%	17.7%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	15.5	13.1	16.1	14.4	17.7	14.7	18.6	16.3
Total capital	11.5	11.5	17.0	14.5	17.7	16.1	18.2	15.2	19.1	16.9
Tier 1 leverage(5)	4.0	4.0	5.4	5.4	5.5	5.5	5.9	5.9	6.1	6.1

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
NA Not applicable
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest income:
Interest-bearing deposits with banks	$696	$768
Investment securities:
Investment securities available-for-sale	706	724
Investment securities held-to-maturity	207	242
Total investment securities	913	966
Securities purchased under resale agreements	152	165
Trading account assets	1	—
Loans	543	557
Other interest-earning assets	346	466
Total interest income	2,651	2,922
Interest expense:
Interest-bearing deposits	1,353	1,566
Securities sold under repurchase agreements	2	51
Other short-term borrowings	39	135
Long-term debt	286	297
Other interest-bearing liabilities	136	159
Total interest expense	1,816	2,208
Net interest income	$835	$714
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Professional services	$104	$110
Amortization of other intangible assets	57	54
Sales advertising and public relations	34	25
Regulatory fees and assessments	12	13
Bank operations	10	13
Securities processing	10	4
Donations	—	4
Other	122	107
Total other expenses	$349	$330
Repositioning Charges
In the first quarter of 2026, we recorded a repositioning charge of $89 million, including $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	$96	$—	$96
Accruals for Repositioning Charges	—	—	—
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	$82	$—	$82
Accrual Balance at December 31, 2025	$208	$—	$208
Accruals for Repositioning Charges	79	10	89
Payments and Other Adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	$257	$—	$257

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to Note 23 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025
Net income	$764	$644
Less:
Preferred stock dividends	(58)	(46)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$705	$597
Average common shares outstanding (In thousands):
Basic average common shares	278,434	288,562
Effect of dilutive securities: equity-based awards	4,440	4,154
Diluted average common shares	282,874	292,716
Anti-dilutive securities(2)	—	—
Earnings per common share:
Basic	$2.53	$2.07
Diluted(3)	2.49	2.04

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided in Note 18 of the notes to consolidated financial statements in our 2025 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business, which represent our reportable segments: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 of the notes to consolidated financial statements in our 2025 Form 10-K.
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

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue:
Servicing fees	$1,409	$1,275	$—	$—	$—	$—	$1,409	$1,275
Management fees(1)	—	—	724	587	—	—	724	587
Foreign exchange trading services(1)	432	337	3	—	—	—	435	337
Securities finance	110	108	6	6	—	—	116	114
Software services(1)	169	158	—	—	—	—	169	158
Other fee revenue(1)	102	101	5	(2)	—	—	107	99
Total fee revenue	2,222	1,979	738	591	—	—	2,960	2,570
Net interest income	832	709	3	5	—	—	835	714
Total other income	1	—	—	—	—	—	1	—
Total revenue	3,055	2,688	741	596	—	—	3,796	3,284
Provision for credit losses	16	12	—	—	—	—	16	12
Expenses:
Compensation and employee benefits	1,187	1,103	175	159	79	—	1,441	1,262
Information systems and communications	558	477	29	20	50	—	637	497
Transaction processing services	230	216	53	42	—	—	283	258
Other	214	223	235	210	1	—	450	433
Total expenses	2,189	2,019	492	431	130	—	2,811	2,450
Income before income tax expense	$850	$657	$249	$165	$(130)	$—	$969	$822
Pre-tax margin	28%	24%	34%	28%			26%	25%

Average assets (in billions)	$347.8	$333.9	$3.9	$3.4			$351.7	$337.3

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
The following table provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Three Months Ended March 31,
	Other
(Dollars in millions)	2026	2025
Repositioning charges(1)	(89)	—
Client rescoping(2)	(41)	—
Total	$(130)	$—

(1) Repositioning charges of $89 million in the first quarter of 2026, includes $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
(2) Client rescoping of $41 million in the first quarter of 2026 reflected in information systems and communications.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to Note 25 of the notes to consolidated financial statements in our 2025 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the “Other” columns were not allocated to our business lines.

	Three Months Ended March 31, 2026
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2026
Servicing fees	$1,409	$—	$1,409	$—	$—	$—	$—	$—	$—	$1,409
Management fees (1)	—	—	—	724	—	724	—	—	—	724
Foreign exchange trading services(1)	111	321	432	3	—	3	—	—	—	435
Securities finance	55	55	110	—	6	6	—	—	—	116
Software services(1)	169	—	169	—	—	—	—	—	—	169
Other fee revenue(1)	—	102	102	—	5	5	—	—	—	107
Total fee revenue	1,744	478	2,222	727	11	738	—	—	—	2,960
Net interest income	—	832	832	—	3	3	—	—	—	835
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$1,744	$1,311	$3,055	$727	$14	$741	$—	$—	$—	$3,796

	Three Months Ended March 31, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,275	$—	$1,275	$—	$—	$—	$—	$—	$—	$1,275
Management fees (1)	—	—	—	587	—	587	—	—	—	587
Foreign exchange trading services(1)	100	237	337	—	—	—	—	—	—	337
Securities finance	45	63	108	—	6	6	—	—	—	114
Software services(1)	158	—	158	—	—	—	—	—	—	158
Other fee revenue(1)	—	101	101	—	(2)	(2)	—	—	—	99
Total fee revenue	1,578	401	1,979	587	4	591	—	—	—	2,570
Net interest income	—	709	709	—	5	5	—	—	—	714
Total revenue	$1,578	$1,110	$2,688	$587	$9	$596	$—	$—	$—	$3,284

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.

Contract balances
As of March 31, 2026 and December 31, 2025, net receivables of $3.86 billion and $3.51 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, generally, we have an unconditional right to payment and billing is performed monthly or quarterly.
We had $141 million and $131 million of deferred revenue as of March 31, 2026 and December 31, 2025, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the first quarter of 2026, we recognized revenue of $52 million relating to deferred revenue of $131 million as of December 31, 2025.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2026, total remaining non-cancellable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.06 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,676	$2,120	$3,796	$1,382	$1,902	$3,284
Income before income tax expense	454	515	969	309	513	822

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Servicing fees generated outside the U.S. were approximately 49% and 47% of total servicing fees in the first quarters of 2026 and 2025, respectively.
Management fees generated outside the U.S. were approximately 23% and 24% of total management fees in the first quarters of 2026 and 2025, respectively.
Non-U.S. assets were $94.16 billion and $85.65 billion as of March 31, 2026 and 2025, respectively.
Note 20.    Subsequent Events
On April 24, 2026, we issued $800 million aggregate principal amount of 4.558% fixed-to-floating rate senior notes due 2032 and $700 million aggregate principal amount of 5.094% fixed-to-floating rate senior notes due 2037.
State Street Corporation | 77

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2026, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
April 29, 2026

State Street Corporation | 78

ACRONYMS

ABS	Asset-backed securities	GBP	British Pound Sterling
AFS	Available-for-sale	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income (loss)	HQLA(1)	High-quality liquid assets
AUC/A	Assets under custody and/or administration	HTM	Held-to-maturity
AUM	Assets under management	IDI	Insured Depository Institution
bps	Basis points	LCR(1)	Liquidity coverage ratio
CCB	Capital Conservation Buffer	LTD	Long-term debt
CLOs	Collateralized loan obligations	MBS	Mortgage-backed securities
CMBS	Commercial Mortgage backed Security	NII	Net interest income
CRD	Charles River Development	NIM	Net interest margin
CET1(1)	Common equity tier 1	NSFR(1)	Net stable funding ratio
CVA	Credit valuation adjustment	RMBS	Residential mortgage-backed securities
DIF	Deposit Insurance Fund	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SaaS	Software as a service
ERISA	Employee Retirement Income Security Act of 1974	SCB	Stress Capital Buffer
eSLR(1)	Enhanced supplementary leverage ratio	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EUR	Euro	SPDR	Spider; Standard and Poor's depository receipt
EURIBOR	Euro Interbank Offered Rate	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FX	Foreign exchange	USD	U.S. Dollar
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 79

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

State Street Corporation | 80

PART 2. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the first quarter of 2026 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended March 31, 2026.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
January 1 - January 31, 2026	352	$127.95	352	$2,455
February 1 - February 28, 2026	1,043	129.38	1,043	2,320
March 1 - March 31, 2026	1,781	123.52	1,781	2,100
Total	3,176	$125.94	3,176	$2,100
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the first quarter of 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Kathryn M. Horgan Executive Vice President	3/12/2026	12/31/2026	Sale of up to 11,023 shares of common stock in transactions during 2026
Bradford Hu Executive Vice President	2/24/2026	5/27/2027	Sale of up to 80,036 shares of common stock in transactions during 2026 and 2027
(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the first quarter of 2026, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 81

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

	10.1†	Forms of award agreements under State Street’s Amended and Restated 2017 Stock Incentive Plan

	10.2†	Supplemental Cash Incentive Plan, as amended, First and Second Amendments thereto, and form of award agreement thereunder

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2026 and 2025, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2026 and 2025, (iii) consolidated statement of condition as of March 31, 2025 and December 31, 2025, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2026 and 2025, (v) consolidated statement of cash flows for the three months ended March 31, 2026 and 2025, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 82

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	April 29, 2026	By:	/s/ JOHN F. WOODS
John F. Woods,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2026	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President, Chief Accounting Officer and Interim Controller (Principal Accounting Officer)

State Street Corporation | 83