Form 10-Q
period 2026-06-30
STATE STREET CORP
filed 2026-07-30
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 28, 2026 was 274,701,765.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2026

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
State Street Corporation is one of the world’s leading providers of financial services to institutional investors, including investment servicing, markets and financing solutions and investment management. Our clients — asset managers and owners, insurance companies, wealth managers, official institutions, and central banks — rely on us to deliver solutions that support their business objectives across the investment life cycle.
State Street Corporation, referred to as the Parent Company, was organized in 1969 under the laws of the Commonwealth of Massachusetts, and is a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, providing a broad range of financial products and services to institutional investors globally. As of June 30, 2026, we reported $57.86 trillion in AUC/A and $6.28 trillion in AUM.
We had consolidated total assets of $418.38 billion, consolidated total deposits of $319.55 billion, consolidated total shareholders' equity of $28.27 billion and approximately 51,000 employees, as of June 30, 2026.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Form 10-Q).
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the Management's Discussion and Analysis in our 2025
Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC (2025 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2025 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex, about matters that are uncertain and may change in subsequent periods include:
•Recurring fair value measurements;
•Allowance for credit losses; and
•Contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies refer to “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K. We did not change these significant accounting policies in the first six months of 2026.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), the LCR and the NSFR, summary results of annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and recovery and resolution plan disclosures. These additional disclosures are accessible on the "Filings & reports" and "Fixed income" tabs of our website at investors.statestreet.com.
We have included the website address of State Street (including investors.statestreet.com) and the SEC in this report as an inactive textual reference only. Information on those websites (or any other) is not incorporated by reference in this Form 10-Q.
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
Terminology such as “expect,” “will,” “medium-term,” “outlook,” “target,” “opportunity,” “strategy,” “strategic,” “driver,” “priority,” “assumption,” “illustrative,” “framework,” “forecast,” “guidance,” “objective,” “believe,” “plan,” “anticipate,” “seek,” “may,” “trend,” “goal,” “estimate,” “intend,” “aim,” “outcome,” “future,” “pipeline,” and “trajectory,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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
•Our return of capital to shareholders through common share repurchases and common stock dividends may be variable and is subject to various business and financial factors and regulatory requirements and approvals of our Board of Directors (the Board);
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
Operational, Cyber and Technology Risks
•Attacks or unauthorized access to our or our business partners' or clients' information technology systems or facilities, such as cyber-attacks or other disruptions to our or their operations, including attacks leveraging advanced or new artificial intelligence models that are continuously evolving and presenting heightened risks, could result in significant costs, reputational damage and impacts on our business activities;
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
Forward-looking statements should not be viewed as predictions and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and our registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or
State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
on the "Filings & reports" and "Fixed income" tabs of our website at investors.statestreet.com.
FINANCIAL RESULTS AND HIGHLIGHTS
Summary of Financial Results

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2026	2025
Total fee revenue	$3,188	$2,719	17%
Net interest income	860	729	18
Total revenue	4,048	3,448	17
Provision for credit losses	—	30	nm
Total expenses	2,659	2,529	5
Income before income tax expense	1,389	889	56
Income tax expense	305	196	56
Net income	$1,084	$693	56
Adjustments to net income:
Dividends on preferred stock(1)	$(58)	$(63)	8
Net income available to common shareholders	$1,026	$630	63
Earnings per common share:
Basic	$3.71	$2.20	69
Diluted	3.65	2.17	68
Average common shares outstanding (in thousands):
Basic	276,150	286,281	(4)
Diluted	281,062	290,490	(3)
Cash dividends declared per common share	$0.84	$0.76	11
Return on average common equity	16.7%	10.8%	590	bps
Pre-tax margin	34.3	25.8	850

	Six Months Ended June 30,		% Change
(Dollars in millions, except per share amounts)	2026	2025
Total fee revenue	$6,148	$5,289	16%
Net interest income	1,695	1,443	17
Total other income	1	—	nm
Total revenue	7,844	6,732	17
Provision for credit losses	16	42	(62)
Total expenses	5,470	4,979	10
Income before income tax expense	2,358	1,711	38
Income tax expense	510	374	36
Net income	$1,848	$1,337	38
Adjustments to net income:
Dividends on preferred stock(1)	$(116)	$(109)	(6)
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$1,731	$1,227	41
Earnings per common share:
Basic	$6.24	$4.27	46
Diluted	6.14	4.21	46
Average common shares outstanding (in thousands):
Basic	277,286	287,415	(4)
Diluted	281,963	291,596	(3)
Cash dividends declared per common share	$1.68	$1.52	11
Return on average common equity	14.2%	10.7%	350	bps
Pre-tax margin	30.1	25.4	470

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
nm Not meaningful
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2026 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and six months ended June 30, 2026 compared to the same periods of 2025, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" sections which follow "Financial Results and Highlights", as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2025 period to the relevant 2026 period results.
Second Quarter of 2026 Performance Highlights
•Total revenue increased 17% in the second quarter of 2026, compared to the same period of 2025, driven by higher fee revenue and net interest income.
◦Total fee revenue increased 17% in the second quarter of 2026, compared to the same period of 2025, primarily reflecting higher management fees, servicing fees and foreign exchange trading services revenue.
◦NII increased 18% in the second quarter of 2026, compared to the same period of 2025, primarily driven by an increase of 17 bps in NIM.
•Total expenses increased 5% in the second quarter of 2026, compared to the same period of 2025, primarily reflecting higher revenue-related costs and continued strategic investments, partially offset by the absence of prior-year notable items. See “Notable Items” below.
•Pre-tax margin of 34.3% in the second quarter of 2026 increased from 25.8% in the same period of 2025, while return on equity of 16.7% in the second quarter of 2026 increased from 10.8% in the same period of 2025.
•Earnings per share (EPS) of $3.65 in the second quarter of 2026 increased 68% as compared to the same period of 2025, primarily driven by higher total revenue and growth in pre-tax margin.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Notable Items
•There were no notable items in the second quarter of 2026.
•In the second quarter of 2025, notable items reduced income before income tax expense by $138 million, net, including a repositioning charge of $100 million, a client rescoping of $42 million, and other notable items of $(4) million. The client rescoping of $42 million included $24 million reflected as a reduction in software services revenue and $18 million reflected in information systems and communications expenses.
AUC/A and AUM
•AUC/A of $57.86 trillion as of June 30, 2026, increased 18% compared to June 30, 2025, primarily due to higher market levels, client flows and net new business. In the second quarter of 2026, newly announced investment servicing mandates totaled approximately $384 billion of AUC/A. We onboarded approximately $228 billion of AUC/A in the second quarter of 2026. Investment servicing assets remaining to be installed in future periods totaled approximately $2.93 trillion of AUC/A as of June 30, 2026.
•AUM of $6.28 trillion as of June 30, 2026, increased 23% compared to June 30, 2025, primarily due to higher market levels and net inflows.
Capital
•In the second quarter of 2026, we returned a total of $631 million to our shareholders in the form of common share repurchases and common stock dividends.
◦In the second quarter of 2026, we acquired an aggregate of 2.5 million shares of common stock at an average per share cost of $159.63 and an aggregate cost of $400 million. These purchases were all conducted under the share repurchase program approved by the Board.
◦We declared aggregate common stock dividends of $0.84 per share, totaling $231 million in the second quarter of 2026, compared to $0.76 per share, totaling $217 million in the same period of 2025, representing an increase of approximately 11% on a per share basis.
•In July 2026, we declared third quarter common stock dividends of $0.92 per share, representing a 10% increase on a per share basis from dividends declared in the second quarter of 2026.
•Our standardized CET1 capital ratio decreased to 10.8% as of June 30, 2026, compared to 11.6% as of December 31, 2025, primarily due to a normalization in RWA from episodically low levels at December 31, 2025 and continued capital return, partially offset by capital generated from earnings. Our Tier 1 leverage ratio was 5.3% as of June 30, 2026, compared to 5.5% as of December 31, 2025, mainly driven by continued capital return and higher average balance sheet levels, partially offset by capital generated from earnings. Standardized capital ratios were binding for both periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and six months ended June 30, 2026 compared to the same periods of 2025 and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended June 30,		% Change
(Dollars in millions)	2026	2025
Fee revenue:
Servicing fees	$1,468	$1,304	13%
Management fees(1)	772	600	29
Foreign exchange trading services(1)	494	393	26
Securities finance	150	126	19
Software services(1)	166	169	(2)
Other fee revenue(1)	138	127	9
Total fee revenue	3,188	2,719	17
Net interest income:
Interest income	2,843	3,055	(7)
Interest expense	1,983	2,326	(15)
Net interest income	860	729	18
Total revenue	$4,048	$3,448	17

	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025
Fee revenue:
Servicing fees	$2,877	$2,579	12%
Management fees(1)	1,496	1,187	26
Foreign exchange trading services(1)	929	730	27
Securities finance	266	240	11
Software services(1)	335	327	2
Other fee revenue(1)	245	226	8
Total fee revenue	6,148	5,289	16
Net interest income:
Interest income	5,494	5,977	(8)
Interest expense	3,799	4,534	(16)
Net interest income	1,695	1,443	17
Other income:
Gains (losses) from sales of available-for-sale securities, net	1	—	nm
Total other income	1	—	nm
Total revenue	$7,844	$6,732	17

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
nm Denotes not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and six months ended June 30, 2026 and 2025. Servicing and management fees collectively made up approximately 70% of total fee revenue for both the three months ended June 30, 2026 and 2025, and 71% for both the six months ended June 30, 2026 and 2025.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 13% and 12% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher average market levels, client activity and asset flows and net new business.
Servicing fees generated outside the United States were approximately 50% of total servicing fees in both the three and six months ended June 30, 2026, compared to approximately 49% and 48% in the same periods of 2025, respectively.
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
Client Activity and Asset Flows
Client activity and asset flows are impacted by the number of transactions we execute on behalf of our clients, including FX settlements, equity and derivative trades, and wire transfer activity, as well as actions by our clients to change the asset class in which their assets are invested. Our servicing fee revenues are impacted by a number of factors, including transaction volumes, asset levels and asset classes in which funds are invested, as well as industry trends associated with these client-related
State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
activities.
Net New Business
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
Investment servicing mandates newly announced in the second quarter of 2026 totaled approximately $384 billion of AUC/A. With respect to the current investment servicing mandates of approximately $2.93 trillion of AUC/A that are yet to be installed as of June 30, 2026, we expect the conversion will mostly occur over the coming 24 months, with approximately 65% expected to be installed in the remainder of 2026, with the balance expected to be installed largely throughout 2027 and 2028. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
Pricing
The industry in which we operate has historically faced pricing pressure, and our servicing fee revenues continue to be affected by such pressures today. Consequently, no assumption should be drawn as to future revenue run rate from announced servicing AUC/A wins, as the amount of revenue associated with AUC/A, once installed, can vary materially between mandates.
For additional information regarding servicing fee revenue, refer to “Total Revenue” included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.

TABLE 3: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
Collective funds, including ETFs	$20,055	$17,997	$16,728
Mutual funds	14,353	13,518	12,641
Pension products	11,219	10,452	9,679
Insurance and other products	12,231	11,833	9,952
Total	$57,858	$53,800	$49,000

TABLE 4: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
Equities	$34,670	$31,879	$29,311
Fixed-income	14,160	13,830	12,122
Short-term and other investments(2)	9,028	8,091	7,567
Total	$57,858	$53,800	$49,000

TABLE 5: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(3)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
Americas	$40,040	$37,422	$35,028
Europe/Middle East/Africa	14,002	12,918	10,803
Asia/Pacific	3,816	3,460	3,169
Total	$57,858	$53,800	$49,000

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Short-term and other investments includes derivatives, cash and cash equivalents and other instruments.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management Fee Revenue
Management fees increased 29% and 26% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 23% of total management fees in both the three and six months ended June 30, 2026, compared to approximately 24% in the same periods of 2025.
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
For additional information regarding management fee revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.

TABLE 6: ASSETS UNDER MANAGEMENT BY ASSET CLASS(1)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
Equity	$4,051	$3,589	$3,218
Fixed-income	776	734	700
Cash(2)	621	570	525
Multi-asset	567	501	449
Alternative investments(3)	263	271	225
Total	$6,278	$5,665	$5,117

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.

TABLE 7: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
Americas	$4,573	$4,155	$3,713
Europe/Middle East/Africa	956	841	771
Asia-Pacific	749	669	633
Total	$6,278	$5,665	$5,117

(1) Geographic mix is based on client location or fund management location.

TABLE 8: ASSETS UNDER MANAGEMENT BY VEHICLE AND STRATEGY(1)
(In billions)	June 30, 2026	December 31, 2025	June 30, 2025
By Vehicle:
ETF	$2,204	$1,951	$1,690
Separately managed accounts	2,340	2,127	1,985
Other commingled funds	1,734	1,587	1,442
Total	$6,278	$5,665	$5,117

By Strategy:
Index strategies and solutions:
ETFs	$2,188	$1,936	$1,677
Other index	3,279	2,986	2,737
Total index strategies and solutions	5,467	4,922	4,414
Active, alternatives and other(2)	190	173	178
Cash(3)	621	570	525
Total	$6,278	$5,665	$5,117

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
(3) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY STRATEGY AND ASSET CLASS(1)
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset	Alternative Investments(3)	Total
Ending balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Net asset flows:
Index strategies and solutions:
ETFs	(18)	9	—	—	9	—
Other index	(18)	(7)	—	13	—	(12)
Total index strategies and solutions	(36)	2	—	13	9	(12)
Active, alternatives and other	(1)	—	—	—	(1)	(2)
Cash	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation/(depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market and foreign exchange impact	(69)	15	(1)	3	15	(37)
Ending balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665
Net asset flows:
Index strategies and solutions:
ETFs	8	3	—	—	4	15
Other index	9	49	—	24	(1)	81
Total index strategies and solutions	17	52	—	24	3	96
Active, alternatives and other	(3)	(1)	—	1	(10)	(13)
Cash	—	—	(1)	—	—	(1)
Total flows, net	14	51	(1)	25	(7)	82
Market appreciation/(depreciation)	273	7	6	27	5	318
Foreign exchange impact	30	9	2	7	4	52
Total market and foreign exchange impact	303	16	8	34	9	370
Ending balance as of June 30, 2025	$3,218	$700	$525	$449	$225	$5,117

Ending balance as of December 31, 2025	$3,589	$734	$570	$501	$271	$5,665
Net asset flows:
Index strategies and solutions:
ETFs	15	10	—	—	—	25
Other index	(13)	18	—	11	(3)	13
Total index strategies and solutions	2	28	—	11	(3)	38
Active, alternatives and other	—	—	—	1	2	3
Cash	—	—	8	—	—	8
Total flows, net	2	28	8	12	(1)	49
Market appreciation/(depreciation)	(94)	(3)	3	(6)	14	(86)
Foreign exchange impact	(1)	(3)	—	(4)	—	(8)
Total market and foreign exchange impact	(95)	(6)	3	(10)	14	(94)
Ending balance as of March 31, 2026	$3,496	$756	$581	$503	$284	$5,620
Net asset flows:
Index strategies and solutions:
ETFs	67	3	—	—	(4)	66
Other index	(5)	9	—	13	(2)	15
Total index strategies and solutions	62	12	—	13	(6)	81
Active, alternatives and other	(2)	—	—	—	—	(2)
Cash	—	—	35	—	—	35
Total flows, net	60	12	35	13	(6)	114
Market appreciation/(depreciation)	499	11	5	51	(15)	551
Foreign exchange impact	(4)	(3)	—	—	—	(7)
Total market and foreign exchange impact	495	8	5	51	(15)	544
Ending balance as of June 30, 2026	$4,051	$776	$621	$567	$263	$6,278

(1) Our AUM disclosures have been updated to more closely reflect the investment strategies and capabilities within the Investment Management business. AUM disclosures are now organized around index; active, alternatives and other strategies; and cash. We have retained the supplemental views of AUM, including, but not limited to, views by asset class and by geography.
(2) Includes both floating and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust. We are not the investment manager for the SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust, but act as the marketing agent.
State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 26% and 27% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher client volumes.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 77% and 23%, respectively, of foreign exchange trading services revenue in the second quarter of 2026, compared to 73% and 27%, respectively, in the same period of 2025.
For additional information regarding FX trading services revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 19% and 11% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher client lending balances in both agency lending and prime services.
For additional information regarding securities finance revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Software Services
Software services revenue, as presented in Table 2: Total Revenue, decreased 2% in the three months ended June 30, 2026, compared to the same period of 2025, primarily due to lower on-premises renewals reflecting elevated renewal activity in the prior year period, partially offset by the absence of a prior-year notable item. Software services revenue increased by 2% in the six months ended June 30, 2026, compared to the same period of 2025, reflecting the absence of a prior-year notable item and higher software and data revenue, partially offset by lower on-premises renewals.
Software services revenue includes fees from software licensing and data maintenance and primarily includes revenue from CRD, Alpha Data Platform and Alpha Data Services.
For additional information regarding software services revenue, refer to "Software and Processing Fees" under “Total Revenue” included under Item 7,
Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Other Fee Revenue
Other fee revenue includes lending-related and other fees, bank-owned life insurance income, income associated with equity investments and other market-related adjustments. Lending-related and other fees primarily consist of fee revenue associated with our subscription and fund finance, commercial loans, municipal finance, insurance and stable value wrap businesses.
Other fee revenue increased 9% and 8% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher FX and market-related adjustments, partially offset by lower fair value adjustments and equity investment income.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and six months ended June 30, 2026, compared to the same periods of 2025.
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
NII increased 18% and 17% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily driven by increases of 17 bps and 16 bps in NIM, respectively.
See Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and six months ended June 30, 2026, compared to the same periods of 2025.
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 10: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended June 30,
	2026			2025
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$103,683	$746	2.89%	$98,321	$792	3.23%
Securities purchased under resale agreements(2)	8,129	151	7.43	9,169	179	7.83
Trading account assets	845	2	0.80	791	—	0.06
Investment securities:
Investment securities available-for-sale	72,810	739	4.06	67,718	753	4.45
Investment securities held-to-maturity	35,820	200	2.24	44,365	234	2.11
Total Investment securities	108,630	939	3.46	112,083	987	3.52
Loans(3)	50,081	580	4.64	45,277	574	5.08
Other interest-earning assets(4)	34,038	425	5.00	39,007	523	5.38
Average total interest-earning assets	$305,406	$2,843	3.73	$304,648	$3,055	4.02
Interest-bearing deposits:
U.S.	$161,741	$1,173	2.91	$159,770	$1,396	3.50
Non-U.S.	79,103	300	1.52	76,807	297	1.55
Total interest-bearing deposits(5)(6)	240,844	1,473	2.45	236,577	1,693	2.87
Securities sold under repurchase agreements	256	1	2.23	3,160	35	4.42
Other short-term borrowings	4,179	40	3.78	10,179	114	4.51
Long-term debt	25,912	296	4.57	25,864	322	4.98
Other interest-bearing liabilities(7)	5,383	173	12.90	3,543	162	18.35
Average total interest-bearing liabilities	$276,574	$1,983	2.88	$279,323	$2,326	3.34
Interest rate spread			0.86%			0.68%
Net interest income, fully taxable-equivalent basis		$860			$729
Net interest margin, fully taxable-equivalent basis			1.13%			0.96%
Tax-equivalent adjustment		—			—
Net interest income, GAAP basis		$860			$729

	Six Months Ended June 30,
	2026			2025
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$102,032	$1,442	2.85%	$95,565	$1,561	3.29%
Securities purchased under resale agreements(2)	8,091	303	7.54	8,447	344	8.21
Trading account assets	841	3	0.76	773	—	0.11
Investment securities:
Investment securities available-for-sale	71,344	1,445	4.05	65,585	1,477	4.50
Investment securities held-to-maturity	36,553	408	2.23	45,497	475	2.09
Total Investment securities	107,897	1,853	3.43	111,082	1,952	3.52
Loans(3)	49,339	1,122	4.59	44,508	1,130	5.12
Other interest-earning assets(4)	31,094	771	5.00	36,748	990	5.43
Average total interest-earning assets	$299,294	$5,494	3.70	$297,123	$5,977	4.06
Interest-bearing deposits:
U.S.	$158,207	$2,283	2.91%	$157,130	$2,745	3.52%
Non-U.S.	76,547	544	1.43	70,278	514	1.48
Total interest-bearing deposits(5)(6)	234,754	2,827	2.43	227,408	3,259	2.89
Securities sold under repurchase agreements	264	3	2.54	3,841	86	4.49
Other short-term borrowings	4,019	78	3.91	11,009	250	4.58
Long-term debt	25,586	582	4.55	24,809	619	4.99
Other interest-bearing liabilities(7)	4,849	309	12.86	4,503	320	14.37
Average total interest-bearing liabilities	$269,472	$3,799	2.84	$271,570	$4,534	3.37
Interest rate spread			0.86%			0.69%
Net interest income, fully taxable-equivalent basis		$1,695			$1,443
Net interest margin, fully taxable-equivalent basis			1.14%			0.98%
Tax-equivalent adjustment		—			—
Net interest income, GAAP basis		$1,695			$1,443

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $215.77 billion and $222.03 billion for the three and six months ended June 30, 2026, respectively, compared to $252.79 billion and $242.69 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 0.27% for both the three and six months ended June 30, 2026, compared to 0.27% and 0.28% for the same periods of 2025.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses were approximately $49.92 billion and $49.17 billion for the three and six months ended June 30, 2026, respectively, compared to $45.11 billion and $44.34 billion for the same periods of 2025.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $13.45 billion and $12.19 billion for the three and six months ended June 30, 2026, respectively, compared to $9.54 billion and $9.41 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 3.59% for both the three and six months ended June 30, 2026, compared to 4.33% for the same periods of 2025.
(5) Average rate includes the impact of FX swap costs of approximately $(4) million and $(33) million for the three and six months ended June 30, 2026, respectively, compared to $(42) million and $(125) million for the same periods of 2025. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.46% for both the three and six months ended June 30, 2026, compared to 2.94% and 3.00% for the same periods of 2025.
(6) Total deposits averaged $270.35 billion and $264.25 billion for the three and six months ended June 30, 2026, respectively, compared to $260.75 billion and $251.94 billion for the same periods of 2025.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $13.02 billion and $11.82 billion for the three and six months ended June 30, 2026, respectively, compared to $9.82 billion and $9.14 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 3.77% and 3.74% for the three and six months ended June 30, 2026, respectively, compared to 4.87% and 4.74% for the same periods of 2025.
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
Average total interest-earning assets were $305.41 billion and $299.29 billion in the three and six months ended June 30, 2026, respectively, compared to $304.65 billion and $297.12 billion in the same periods of 2025. The increase is primarily due to higher levels of client deposits, partially offset by lower wholesale funding.
Interest-bearing deposits with banks averaged $103.68 billion and $102.03 billion in the three and six months ended June 30, 2026, respectively, compared to $98.32 billion and $95.57 billion in the same periods of 2025. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits.
Securities purchased under resale agreements is primarily composed of our FICC repo business and averaged $8.13 billion and $8.09 billion in the three and six months ended June 30, 2026, respectively, largely unchanged compared to $9.17 billion and $8.45 billion in the same periods of 2025. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting declined to $215.77 billion and $222.03 billion on average in the three and six months ended June 30, 2026, respectively, compared to $252.79 billion and $242.69 billion in the same periods of 2025, due to lower gross FICC repo volumes.
Average investment securities decreased to $108.63 billion and $107.90 billion in the three and six months ended June 30, 2026, respectively, from $112.08 billion and $111.08 billion in the same periods of 2025, primarily driven by a decline in U.S. Treasuries, partially offset by growth in foreign sovereign bonds.
Average loans increased to $50.08 billion and $49.34 billion in the three and six months ended June 30, 2026, respectively, compared to $45.28 billion and $44.51 billion in the same periods of 2025. Average loans excluding overdrafts averaged $45.71 billion and $45.22 billion in the three and six months ended June 30, 2026, respectively, compared to $41.89 billion and $41.26 billion in the same periods of 2025, reflecting strategic loan growth in support of our core client franchise. The increases are primarily due to growth in subscription finance, CLOs and fund finance loans, partially offset by lower commercial and commercial real estate loans. Additional information is provided under "Loans" in "Financial Condition" in the Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, decreased to $34.04 billion and $31.09 billion in the three and six months ended June 30, 2026, respectively, from $39.01 billion and $36.75 billion in the same periods of 2025, primarily driven by a decrease in the level of cash collateral posted. Other interest-earning assets primarily reflect prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest-earning assets also include a portion of our prime services assets where we act as lender in a securities lending transaction and we receive securities as collateral that we are permitted to transfer or re-pledge. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $240.84 billion and $234.75 billion in the three and six months ended June 30, 2026, respectively, from $236.58 billion and $227.41 billion in the same periods of 2025. The increase was driven by our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. In addition, deposit growth was supported by market and geopolitical volatility and increases in assets under custody. Future interest-bearing deposit levels will be influenced by the underlying investment servicing business, client behavior, the mix of interest-bearing and non-interest-bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $4.18 billion and $4.02 billion in the three and six
State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
months ended June 30, 2026, respectively, from $10.18 billion and $11.01 billion in the same periods of 2025, due to decreased wholesale funding. The decrease is driven by our response to higher sustained client deposit levels.
Average long-term debt was $25.91 billion and $25.59 billion in the three and six months ended June 30, 2026, respectively, compared to $25.86 billion and $24.81 billion in the same periods of 2025, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $5.38 billion and $4.85 billion in the three and six months ended June 30, 2026, respectively, compared to $3.54 billion and $4.50 billion in the same periods of 2025. The increase is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest-bearing liabilities also include a portion of our prime services liabilities where client provided non-cash collateral has been received and we have rehypothecation rights. Securities received as collateral from our custody clients where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
There was no provision for credit losses in the three months ended June 30, 2026, compared to $30 million in the same period of 2025, primarily reflecting a reserve release associated with sales and repayments of commercial loans, largely offset by higher provisions for certain commercial real estate loans. Provision for credit losses was $16 million in the six months ended June 30, 2026, compared to $42 million in the same period of 2025, primarily reflecting provisions for certain commercial and commercial real estate loans and the evolving macroeconomic environment, partially offset by a reserve release associated with sales and repayments of commercial loans.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 11: Expenses, provides the breakout of expenses for the three and six months ended June 30, 2026, compared to the same periods of 2025. Total expenses increased 5% and 10% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher revenue-related costs and continued strategic investments. In the three-month period, these increases were partially offset by the absence of the prior-year notable items.

TABLE 11: EXPENSES
	Three Months Ended June 30,		% Change
(Dollars in millions)	2026	2025
Compensation and employee benefits	$1,292	$1,280	1%
Information systems and communications	589	523	13
Transaction processing services	280	260	8
Occupancy	96	105	(9)
Other:
Professional services	124	107	16
Other	278	254	9
Total other	402	361	11
Total expenses	$2,659	$2,529	5
Number of employees at quarter-end	50,596	52,014	(3)

	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025
Compensation and employee benefits	$2,733	$2,542	8%
Information systems and communications	1,226	1,020	20
Transaction processing services	563	518	9
Occupancy	197	208	(5)
Other:
Professional services	228	217	5
Other	523	474	10
Total other	751	691	9
Total expenses	$5,470	$4,979	10
There were no notable items in the second quarter of 2026.
Notable items reflected in expenses in the second quarter of 2025 included:
•Repositioning charge of $100 million related to compensation and employee benefits primarily from workforce rationalization; and
•Client rescoping of $18 million was reflected in information systems and communications expenses.
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Compensation and employee benefits expenses increased 1% and 8% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher performance-based incentive compensation, merit increases and employee benefit costs, partially offset by productivity savings, including lower headcount. In the three-month period, these increases were also partially offset by the absence of a prior-year notable item.
Total headcount decreased 3% as of June 30, 2026, compared to June 30, 2025, primarily driven by our continued efforts to simplify our operations through organizational design and technology and automation efforts.
Information systems and communications expenses increased 13% and 20% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, largely driven by volume-related costs, infrastructure investments and technology modernization and resiliency.
Transaction processing services expenses increased 8% and 9% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher revenue-related costs.
Occupancy expenses decreased 9% and 5% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily driven by real estate footprint optimization.
Other expenses increased 11% and 9% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher fund marketing costs and professional fees.
Repositioning Charges
In the first quarter of 2026, we recorded a repositioning charge of $89 million, including $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 12: REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	$163	$—	$163
Accrual Balance at December 31, 2025	$208	$—	$208
Accruals for repositioning charges	79	10	89
Payments and other adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	257	—	257
Payments and other adjustments	(39)	—	(39)
Accrual Balance at June 30, 2026	$218	$—	$218
Income Tax Expense
Income tax expense was $305 million and $510 million in the three and six months ended June 30, 2026, respectively, compared to $196 million and $374 million in the same periods of 2025. Our effective tax rate of 21.9% and 21.6% in the three and six months ended June 30, 2026, respectively, decreased from 22.0% and 21.9% in the same periods of 2025. The decrease for the six-month period was primarily due to an increase in benefits attributable to stock-based compensation in 2026.
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
Our Investment Management line of business provides a comprehensive range of investment management solutions and products for our clients through State Street Investment Management. Our investment management strategies and capabilities span across index strategies and solutions; active, alternatives and other solutions; and cash, delivered through products such as ETFs, custom indexed, actively managed funds and mandates.
For additional information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to "Lines of Business" included under Item 1, Business, in our 2025 Form 10-K and Note 17 of the condensed notes to the consolidated financial statements in this Form 10-Q.
Investment Servicing

TABLE 13: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2026	2025
Servicing fees	$1,468	$1,304	13%
Foreign exchange trading services	491	390	26
Securities finance	140	119	18
Software services	166	193	(14)
Other fee revenue	117	112	4
Total fee revenue	2,382	2,118	12
Net interest income	860	726	18
Total revenue	3,242	2,844	14
Provision for credit losses	—	30	nm
Total expenses	2,162	1,995	8
Income before income tax expense	$1,080	$819	32
Pre-tax margin	33.3%	28.8%	450	bps
Average assets (in billions)	$362.8	$350.4	3.5

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2026	2025
Servicing fees	$2,877	$2,579	12%
Foreign exchange trading services	923	727	27
Securities finance	250	227	10
Software services	335	351	(5)
Other fee revenue	219	213	3
Total fee revenue	4,604	4,097	12
Net interest income	1,692	1,435	18
Total other income	1	—	nm
Total revenue	6,297	5,532	14
Provision for credit losses	16	42	(62)
Total expenses	4,351	4,014	8
Income before income tax expense	$1,930	$1,476	31
Pre-tax margin	30.6%	26.7%	390	bps
Average assets (in billions)	$355.4	$342.1	3.9

nm Denotes not meaningful
Servicing Fees
Servicing fees, as presented in Table 13: Investment Servicing Line of Business Results, increased 13% and 12% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher average market levels, client activity and asset flows and net new business.
For additional information about servicing fees and the key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Expenses
Total expenses for Investment Servicing increased 8% in both the three and six months ended June 30, 2026, compared to the same periods of 2025, primarily reflecting higher revenue-related costs and continued strategic investments. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended June 30,		% Change
	2026	2025
Management fees(1)	$772	$600	29%
Foreign exchange trading services	3	—	nm
Securities finance	10	7	43
Other fee revenue(2)	21	15	40
Total fee revenue	806	622	30
Net interest income	—	3	nm
Total revenue	806	625	29
Total expenses	497	417	19
Income before income tax expense	$309	$208	49
Pre-tax margin	38.3%	33.3%	500	bps
Average assets (in billions)	$4.0	$3.4	17.6

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,		% Change
	2026	2025
Management fees(1)	$1,496	$1,187	26%
Foreign exchange trading services	6	—	nm
Securities finance	16	13	23
Other fee revenue(2)	26	13	nm
Total fee revenue	1,544	1,213	27
Net interest income	3	8	(63)
Total revenue	1,547	1,221	27
Total expenses	989	848	17
Income before income tax expense	$558	$373	50
Pre-tax margin	36.1%	30.5%	560	bps
Average assets (in billions)	$3.9	$3.4	14.7

(1) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Denotes not meaningful
Investment Management total revenue increased 29% and 27% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025.
Management Fees
Management fees increased 29% and 26% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher average market levels and net inflows.
For additional information about the key drivers of our management fees revenue, refer to "Fee
Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 19% and 17% in the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher revenue-related expenses.
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
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment Securities

TABLE 15: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2026	December 31, 2025
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$24,457	$23,260
Mortgage-backed securities(1)	16,957	15,586
Total U.S. Treasury and federal agencies	41,414	38,846
Non-U.S. debt securities:
Mortgage-backed securities	2,691	2,578
Asset-backed securities(2)	2,594	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	19,639	17,731
Other(3)	2,762	2,826
Total non-U.S. debt securities	27,686	25,220
Asset-backed securities:
Student loans(4)	36	64
Collateralized loan obligations(5)	3,045	2,905
Non-agency CMBS and RMBS(6)	—	3
Other	91	91
Total asset-backed securities	3,172	3,063
State and political subdivisions	25	25
Total available-for-sale securities(7)	$72,297	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$275	$573
Mortgage-backed securities(8)	31,410	32,876
Total U.S. Treasury and federal agencies	31,685	33,449
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,579	2,461
Total non-U.S. debt securities	1,579	2,461
Asset-backed securities:
Student loans(4)	2,026	2,261
Total asset-backed securities	2,026	2,261
Total held-to-maturity securities(7)	$35,290	$38,171

(1) As of June 30, 2026 and December 31, 2025, the total fair value included $2.33 billion and $2.81 billion, respectively, of agency CMBS and $14.62 billion and $12.78 billion, respectively, of agency MBS.
(2) As of June 30, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.97 billion and $0.77 billion, respectively.
(3) As of June 30, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.61 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended June 30, 2026 and December 31, 2025.
(8) As of June 30, 2026 and December 31, 2025, the total amortized cost included $5.04 billion and $5.08 billion of agency CMBS, respectively.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.0 years and 2.1 years as of June 30, 2026 and December 31, 2025, respectively.
Approximately 95% and 97% of the carrying value of the portfolio was rated “AA” or higher at June 30, 2026 and December 31, 2025, respectively, as follows:

TABLE 16: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2026	December 31, 2025
AAA(1)	86%	88%
AA	9	9
A	4	3
Below BBB	1	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both June 30, 2026 and December 31, 2025.

TABLE 17: INVESTMENT PORTFOLIO BY ASSET CLASS
	June 30, 2026	December 31, 2025
U.S. Agency Mortgage-backed securities	38%	39%
U.S. Treasuries	23	23
Non-U.S. sovereign, supranational and non-U.S. agency	20	19
Asset-backed securities	10	9
Other credit	9	10
	100%	100%
State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:

TABLE 18: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non- MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$280	$(328)	$(48)	$333	$(498)	$(165)
Net premium amortization (discount accretion)	27	(102)	(75)	31	(273)	(242)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 27% and 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2026 and December 31, 2025, respectively.

TABLE 19: NON-U.S. DEBT SECURITIES(1)
(In millions)	June 30, 2026	December 31, 2025
Available-for-sale:
United Kingdom	$3,062	$2,310
Canada	2,880	3,321
Australia	1,940	1,756
Germany	1,730	1,541
France	1,593	1,965
Netherlands	1,077	645
Spain	985	677
Japan	930	146
Austria	863	864
Finland	699	639
Ireland	369	16
Italy	343	350
Sweden	307	271
Korea	303	221
Hong Kong	301	264
Other(2)	10,304	10,234
Total	$27,686	$25,220
Held-to-maturity:
Belgium	$249	$290
Germany	226	230
France	140	155
Finland	140	143
Canada	116	117
Other(2)	708	1,526
Total	$1,579	$2,461

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of June 30, 2026, other non-U.S. investments include $9.49 billion of supranational bonds in AFS securities and $0.71 billion of supranational bonds in HTM securities.
Approximately 83% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of June 30, 2026 and December 31, 2025, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2026 and December 31, 2025, approximately 34% and 32%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of June 30, 2026, our non-U.S. debt securities had an average market-to-book ratio of 99.9%, and an aggregate pre-tax net unrealized loss of $16 million, consisting of gross unrealized gains of $72 million and gross unrealized losses of $88 million. These unrealized amounts included:
•a pre-tax net unrealized gain of $9 million, consisting of gross unrealized gains of $71 million and gross unrealized losses of $62 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $25 million, consisting of gross unrealized gains of $1 million and gross unrealized losses of $26 million, associated with non-U.S. HTM debt securities.
As of June 30, 2026, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, government bonds, ABS and corporate debt.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Maturities

TABLE 20: CONTRACTUAL MATURITIES AND YIELDS(1)

As of June 30, 2026	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$3,521	3.67%	$20,910	3.93%	$26	1.98%	$—	—%	$24,457
Mortgage-backed securities	66	4.13	1,751	4.02	510	3.86	14,630	4.89	16,957
Total U.S. Treasury and federal agencies	3,587		22,661		536		14,630		41,414
Non-U.S. debt securities:
Mortgage-backed securities	166	4.09	372	3.88	14	5.34	2,139	4.21	2,691
Asset-backed securities	22	2.83	323	3.10	1,326	3.36	923	3.17	2,594
Non-U.S. sovereign, supranational and non-U.S. agency	3,464	2.77	15,777	3.48	398	4.10	—	—	19,639
Other	760	4.48	1,902	4.62	100	4.61	—	—	2,762
Total non-U.S. debt securities	4,412		18,374		1,838		3,062		27,686
Asset-backed securities:
Student loans	—	—	—	—	—	—	36	4.20	36
Collateralized loan obligations	102	4.92	—	—	1,231	4.80	1,712	4.90	3,045
Other	91	4.51	—	—	—	—	—	—	91
Total asset-backed securities	193		—		1,231		1,748		3,172
State and political subdivisions(3)	25	5.02	—	—	—	—	—	—	25
Total	$8,217		$41,035		$3,605		$19,440		$72,297

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$244	0.67%	$25	1.78%	$—	—%	$6	4.06%	$275
Mortgage-backed securities	279	2.56	4,102	1.59	1,601	1.69	25,428	2.36	31,410
Total U.S. Treasury and federal agencies	523		4,127		1,601		25,434		31,685
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	485	1.26	1,051	1.10	43	2.97	—	—	1,579
Total non-U.S. debt securities	485		1,051		43		—		1,579
Asset-backed securities:
Student loans	68	4.25	483	4.69	358	4.67	1,117	4.24	2,026
Total asset-backed securities	68		483		358		1,117		2,026
Total	$1,076		$5,661		$2,002		$26,551		$35,290

(1) Weighted-average yields are calculated based on the effective yield of each security owned at the end of the period, excluding the effect of related hedges, weighted based on the face value of each security.
(2) The maturities of MBS and ABS are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of June 30, 2026).
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 21: LOANS
(In millions)	June 30, 2026	December 31, 2025
Subscription finance	$15,718	$13,138
Fund finance(1)	11,381	10,916
Collateralized loan obligations(2)	13,590	12,809
Commercial	1,599	2,851
Commercial real estate	2,291	2,471
Overdrafts	5,244	1,962
Other(3)	2,239	2,635
Total loans(4)(5)	52,062	46,782
Allowance for credit losses	(161)	(193)
Loans, net of allowance for credit losses	$51,901	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.93 billion and $1.53 billion, respectively, as of June 30, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $10.69 billion and $2.90 billion, respectively, as of June 30, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $2.15 billion and $0.09 billion, respectively, as of June 30, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $44.49 billion and $2.33 billion, respectively, as of June 30, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. Refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $21.82 billion and $18.78 billion as of June 30, 2026 and December 31, 2025, respectively.
We segregate our loans into two segments: commercial and financial, and commercial real estate. We further classify commercial and financial loans as subscription finance, fund finance loans, CLOs, commercial, overdrafts and other loans.
Total loans as of June 30, 2026 increased $5.28 billion, compared to December 31, 2025, primarily reflecting higher overdrafts, subscription finance loans and CLOs, partially offset by a decline in commercial loans.
As of June 30, 2026, the commercial real estate portfolio consists of, by asset class, approximately 43% multifamily residential, 39% office buildings and 18% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of June 30, 2026, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in additional provision for credit losses for certain commercial real estate loans. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2026 or subsequent periods, we may increase our allowance for credit losses during those periods.
For additional information about our loan segments, as well as their underlying collateral, refer to "Loans" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K, as well as Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 22: ALLOWANCE FOR CREDIT LOSSES
	Six Months Ended June 30,
(In millions)	2026	2025
Allowance for credit losses:
Beginning balance	$203	$183
Provision for credit losses (funded commitments)	12	38
Provisions for credit losses (unfunded commitments)	4	3
Provisions for credit losses (other)	—	1
Charge-offs	(44)	(33)
Ending balance	$175	$192
In the six months ended June 30, 2026, the allowance for credit losses decreased $28 million, compared to December 31, 2025, primarily reflecting charge-offs of $44 million, largely related to the sale of certain commercial loans, partially offset by a provision for credit losses of $16 million. The provision primarily reflected provisions for certain commercial and commercial real estate loans and the evolving macroeconomic environment, partially offset by reserve releases associated with sales and repayments of commercial loans.
As of June 30, 2026, approximately $132 million of our allowance for credit losses was related to commercial real estate loans compared to $120 million as of December 31, 2025. In addition, $19 million and $69 million as of June 30, 2026 and December 31, 2025, respectively, was related to commercial loans. The remaining $24 million and $14 million as of June 30, 2026 and December 31, 2025, respectively, was related to other loans, off-balance sheet commitments, and other financial assets held at amortized cost, including investment securities. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on loans represented 0.3% and 0.4% of total loans, respectively.
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
•operational risk;
•information technology risk and cybersecurity;
•resiliency risk;
•market risk associated with our trading activities;
•market risk associated with our non-trading activities, referred to as asset and liability management, consisting primarily of interest rate risk;
•model risk;
•strategic risk; and
•reputational, compliance, fiduciary and business conduct risk.
Many of these risks, as well as certain factors underlying each of them, could affect our businesses and our consolidated financial statements, and are discussed in detail in "Risk Factors" included under Item 1A, Risk Factors, in our 2025 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to "Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Credit and Counterparty Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, is either unable or unwilling to repay borrowings or settle contractual transactions in accordance with underlying terms. Credit risk may occur in our business activities through traditional lending such as loans and standby letters of credit; in our investment securities portfolio; in direct or indemnified agency trading activities, such as foreign exchange, principal securities lending and indemnified agency securities lending; in our treasury operations through deposit placements and other cash balances held with central banks or private sector institutions; and in our custody business through overdrafts. Credit risk is also incurred in our day-to-day settlement operations.
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
In the second quarter of 2026, the allowance reflected a reserve release associated with the sales and repayments of commercial loans, which were largely offset by higher provisions for certain commercial real estate loans. The allowance is inherently subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Additional information about the allowance for credit losses is provided in Notes 3 and 4 to the consolidated financial statements in this Form 10-Q.
For additional information about our credit and counterparty risk management framework, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring and controls, refer to "Credit and Counterparty Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally derives its liquidity from its customer deposit base, capital markets, wholesale funding and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through a support agreement with SSIF, a direct subsidiary of the Parent Company, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next 12-month period. Refer to our SPOE Strategy as discussed in “Recovery and Resolution Planning" included under Item 1, Business, in our 2025 Form 10-K. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of June 30, 2026, we and State Street Bank had approximately $3.95 billion of senior notes outstanding that will mature in the next 12 months.
As a G-SIB, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Failure to satisfy these regulatory requirements could have a materially adverse effect on our business, financial condition or results of operations.
The U.S. LCR rule (“LCR rule”) requires certain large U.S. banking organizations, such as us and our bank subsidiaries, to maintain an amount of HQLA that is sufficient to meet their estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. The LCR is calculated by dividing HQLA by estimated net outflows over the stress period determined by standardized stress outflow and inflow rate assumptions prescribed in the LCR rule.
For the quarters ended June 30, 2026 and December 31, 2025, our average daily LCR was 107% and 106%, respectively. The average HQLA, post-prescribed haircuts was $111.55 billion for the quarter ended June 30, 2026 compared to $100.34 billion for the quarter ended December 31, 2025, primarily due to an increase in client deposits relative to the prior period.
In addition, the U.S. NSFR Disclosure Rule requires certain large U.S. banking organizations, such as us and our bank subsidiaries, to maintain minimum amounts of available stable funding to support their required stable funding over a one-year time horizon. The NSFR is calculated by dividing the amount of available stable funding by the amount of required stable funding as prescribed by the rule. The minimum NSFR requirement is 100%. As of June 30, 2026, our NSFR was above the 100% minimum NSFR requirement.
State Street Bank is also subject to minimum LCR and NSFR requirements. As of June 30, 2026, both the LCR and NSFR for State Street Bank exceeded the minimum requirements.
For additional information on our liquidity risk management, as well as liquidity metrics, refer to "Liquidity Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to "Liquidity Coverage Ratio and Net Stable Funding Ratio" included under Item 1, Business, in our 2025 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which primarily consists of cash and securities.
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $99.45 billion for the quarter ended June 30, 2026, compared to $91.35 billion for the quarter ended December 31, 2025. The higher levels of average cash balances with central banks is a result of an increase in client deposits.
Securities in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. These arrangements allow for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset and liability management.
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
The average fair value of total unencumbered securities was $86.87 billion for the quarter ended June 30, 2026, compared to $82.79 billion for the quarter ended December 31, 2025.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $35.96 billion and $35.70 billion and standby letters of credit totaling $0.46 billion and $0.57 billion as of June 30, 2026 and December 31, 2025, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2026, approximately 69% of our unfunded commitments to extend credit and 19% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The Agencies' final rule from 2019 requires U.S. G-SIBs to file a full resolution plan and a targeted resolution plan on an alternating basis in the relevant submission years. We submitted our targeted 165(d) resolution plan timely by July 1, 2025. Our next 165(d) resolution plan submission to the Agencies is a full resolution plan due by July 1, 2027.
State Street Bank is also required to submit to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. The FDIC's rule on IDI plans was revised and became effective on October 1, 2024. In accordance with the revised rule and subsequent public guidance, we submitted our most recent IDI plan by July 1, 2026. Our next IDI plan submission is currently due by July 1, 2028, although such timing (and the timing for further IDI plan submissions) is subject to change as a result of a recently published notice of proposed rulemaking relating to IDI plan submissions.
Additionally, we are required to submit a recovery plan periodically to the Federal Reserve. This plan includes strategies designed to respond to stress factors at an early stage and stabilize and maintain operational continuity and market confidence.
For additional information about our recovery and resolution plan, refer to "Recovery and Resolution Planning" included under Item 1, Business, in our 2025 Form 10-K.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both June 30, 2026 and December 31, 2025, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support business growth. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FHLB allows for advances of liquidity with varying terms against high-quality collateral. We had $3.50 billion of outstanding FHLB funding as of both June 30, 2026 and December 31, 2025. These outstanding borrowings have initial maturities of approximately 12 months and are recorded in other short-term borrowings in the consolidated statement of condition.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.40 billion and $0.84 billion as of June 30, 2026 and December 31, 2025, respectively.
Long-Term Funding
We have the ability to issue debt and equity securities under our current universal shelf registration statement to meet current commitments and business needs.
On April 24, 2026, we issued $800 million aggregate principal amount of 4.558% fixed-to-floating rate senior notes due 2032, and $700 million aggregate principal amount of 5.094% fixed-to-floating rate senior notes due 2037.
On July 23, 2026, State Street Bank issued $750 million aggregate principal amount of 4.701% fixed-rate senior notes due 2029, and $500 million aggregate principal amount of 5.217% fixed-rate senior notes due 2034.
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
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk but excludes strategic and reputation risk.
Volatility in the global equity and fixed income markets driven by recent policy developments and heightened geopolitical tensions (including changes in trade policy in the United States and other nations and the ongoing conflicts in Ukraine and in the Middle East) may result in stress on the operating environment, increase operational risk, and heighten information technology risk exposures, including cyber-threats. See also “Information Technology Risk Management” below.
For additional information about our operational risk framework, refer to "Operational Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
The rapid advancement and increasing accessibility of frontier artificial intelligence models amplifies cybersecurity risks by enabling more sophisticated cyber-attacks, accelerating the discovery and exploitation of vulnerabilities, facilitating the creation of increasingly convincing social engineering and fraud schemes, and introducing novel security threats that could adversely affect our operations, customers, counterparties, reputation, financial condition, and results of operations.
For additional information about our information technology risk framework and associated risks, refer to "Information Technology Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K, and "Operational, Cyber and Technology Risks" included under Item 1A, Risk Factors, in our 2025 Form 10-K - "Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, and reputational damage and impact our ability to conduct our business activities."
Market Risk Management
Market risk is the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset and liability management, activities.
Information about market risk associated with our trading activities is provided below under “Trading Activities.” Information about the market risk associated with our non-trading activities, which consists primarily of interest rate risk, is provided below under “Asset and Liability Management Activities.”
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility and our execution against those factors.
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange options and interest rate swaps, interest rate forward contracts and interest rate futures. As of June 30, 2026, the notional amount of these derivative contracts was $3.47 trillion, of which $3.38 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
For additional information about the market risk associated with our trading activities, refer to "Market Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about our VaR measurement tools and methodologies, refer to "Value-at-Risk and Stressed VaR" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
Stress testing results and limits are actively monitored on a daily basis by Independent Risk Management (IRM) and reported to the Trading and Markets Risk Committee (TMRC). Limit breaches are addressed by IRM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC. In addition, we have established several action triggers that prompt review by management and the implementation of a remediation plan.
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
We experienced one back-testing exception in the quarter ended June 30, 2026, compared to no back-testing exceptions in the quarters ended March 31, 2026 and June 30, 2025. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2026, March 31, 2026 and June 30, 2025, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2026	As of March 31, 2026	As of June 30, 2025
	June 30, 2026			March 31, 2026			June 30, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$8,315	$15,092	$4,753	$6,632	$16,230	$4,298	$6,256	$9,700	$4,100	$7,547	$6,359	$4,100
Global Treasury	3,777	6,127	3,415	4,198	11,574	3,476	2,688	5,416	571	3,539	3,543	3,448
Diversification	(2,901)	(5,080)	(2,499)	(2,787)	(10,131)	(3,198)	(2,247)	(5,387)	(101)	(3,201)	(2,809)	(2,577)
Total VaR	$9,191	$16,139	$5,669	$8,043	$17,673	$4,576	$6,697	$9,729	$4,570	$7,885	$7,093	$4,971

TABLE 24: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of June 30, 2026	As of March 31, 2026	As of June 30, 2025
	June 30, 2026			March 31, 2026			June 30, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$63,719	$81,151	$44,623	$49,344	$72,557	$28,139	$45,081	$94,077	$22,994	$63,811	$52,434	$38,163
Global Treasury	13,851	26,864	10,354	13,103	40,876	9,895	10,520	15,811	5,363	14,133	12,366	14,002
Diversification	(12,773)	(24,754)	(10,825)	(12,076)	(41,824)	(11,333)	(9,857)	(12,500)	(7,081)	(1,722)	(14,241)	(11,261)
Total Stressed VaR	$64,797	$83,261	$44,152	$50,371	$71,609	$26,701	$45,744	$97,388	$21,276	$76,222	$50,559	$40,904
The three month average of our total stressed VaR-based measure was approximately $65 million for the quarter ended June 30, 2026, compared to an average of approximately $50 million for the quarter ended March 31, 2026 and $46 million for the quarter ended June 30, 2025. The increase in average total stressed VaR for the quarter ended June 30, 2026, compared to both of the quarters ended March 31, 2026 and June 30, 2025, was primarily attributed to interest rate risk, with a smaller variability observed in daily stressed VaR outcomes.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2026, March 31, 2026 and June 30, 2025, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 25: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2026			March 31, 2026			June 30, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$6,130	$6,727	$573	$6,182	$4,416	$395	$2,230	$4,689	$345
Global Treasury	3,261	1,308	—	3,334	1,222	—	3,346	870	—
Diversification	(1,152)	(1,288)	—	(2,221)	(1,343)	—	(2,737)	(892)	—
Total VaR	$8,239	$6,747	$573	$7,295	$4,295	$395	$2,839	$4,667	$345

TABLE 26: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	June 30, 2026			March 31, 2026			June 30, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$10,597	$95,816	$1,218	$6,998	$62,783	$739	$5,425	$38,025	$706
Global Treasury	14,643	6,181	—	12,780	3,593	—	13,969	4,158	—
Diversification	(10,784)	(8,754)	—	(10,480)	(3,059)	—	(7,068)	(3,789)	—
Total Stressed VaR	$14,456	$93,243	$1,218	$9,298	$63,317	$739	$12,326	$38,394	$706

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a 12-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 27, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2026 and 2025. Our baseline rate forecast as of June 30, 2026 was broadly consistent with market expectations for global central bank rate actions at that point in time.

TABLE 27: KEY INTEREST RATES FOR BASELINE FORECASTS
	June 30, 2026			June 30, 2025
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	3.75%	2.25%	4.47%	4.50%	2.00%	4.23%
12-month forward rates	3.75	2.50	4.61	3.75	1.75	4.53

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

TABLE 28: NET INTEREST INCOME SENSITIVITY
	June 30, 2026			June 30, 2025
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$78	$298	$376	$71	$267	$338
-100 bps shock	(77)	(291)	(368)	(69)	(248)	(317)
Steeper yield curve:
+100 bps shift in long-end rates(1)	15	15	30	15	14	29
-100 bps shift in short-end rates(1)	(61)	(276)	(337)	(53)	(234)	(287)
Flatter yield curve:
+100 bps shift in short-end rates(1)	60	283	343	54	253	307
-100 bps shift in long-end rates(1)	(22)	(15)	(37)	(19)	(14)	(33)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to June 30, 2025, our balance sheet's NII asset sensitivity has increased, primarily due to higher USD and non-USD client deposit balances and lower fixed-rate investment portfolio balances.
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
For additional information about our model risk management framework, including our governance and model validation, refer to "Model Risk Management" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
Strategic risk is managed with a long-term focus including through oversight of the strategic plan by executive management and the Board, as well as oversight for material transformation and change initiatives, including new business and product proposals. The potential impacts of strategic risk are difficult to quantify, but we assess these through the lens of historical earnings volatility, scenario analysis and stress-testing, and management judgment, among others. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
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
Our designation as a G-SIB is based on a number of factors, as prescribed by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the Basel III final rule. As discussed below, following our adoption of the modified eSLR standards on January 1, 2026, we are subject to a 0.5% SLR buffer at both the holding company and at State Street Bank, in addition to the required minimum of 3.0% under the Basel III final rule. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
Not all of our competitors have similarly been designated as systemically important nor are all of them subject to the same degree of regulation as a bank or financial holding company, and therefore some of our competitors may not be subject to the same capital, liquidity and other regulatory requirements.
For additional information about our capital, refer to "Capital" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
As required by the Dodd-Frank Act enacted in 2010, we and State Street Bank, as advanced approaches banking organizations, are subject to a "capital floor," also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, such that our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the advanced
State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
approaches and the standardized approach. Under the advanced approaches, we and State Street Bank are subject to a 2.5% CCB requirement, plus any applicable countercyclical capital buffer requirement, which is currently set at 0%. Under the standardized approach, State Street Bank is subject to the same CCB and countercyclical capital buffer requirements, but for State Street, the 2.5% CCB requirement is replaced by the SCB requirement according to the SCB final rule issued in 2020. In addition, State Street is subject to a G-SIB surcharge.
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
Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026, based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until September 30, 2027.
Our current G-SIB surcharge is 1.0% and based upon calculations using data as of December 31, 2025, our surcharge will remain at 1.0% through December 31, 2027.
Our minimum risk-based capital ratios as of January 1, 2026 include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and standardized approach, respectively, a G-SIB surcharge of 1.0%, and a countercyclical buffer of 0.0%. This results in minimum risk-based ratios of 8.0% for the common equity tier 1 (CET1) capital ratio, 9.5% for the tier 1 capital ratio, and 11.5% for the total capital ratio.
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
In April 2025, the Federal Reserve issued a proposed rule to reduce volatility in the SCB requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The proposal would also extend the annual effective date of each firm’s SCB requirement by one quarter, from October 1 to January 1. The proposal was intended to be effective as of the 2025 stress testing cycle, but has yet to be finalized. We do not expect the proposal to materially impact our SCB requirement, which is currently at the 2.5% floor.
On November 25, 2025, the U.S. Agencies jointly adopted a final rule (eSLR Final Rule) amending the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The final rule was effective April 1, 2026, with the option for firms to adopt the modified standards early, effective January 1, 2026. We adopted the modified standards effective January 1, 2026. The final rule replaces the prior eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIB’s Method 1 capital surcharge, with the buffer for IDI subsidiaries capped at 1% (and no longer part of the definition of "well capitalized"). Conforming changes were also made to the TLAC and LTD requirements.
The eSLR Final Rule has not materially impacted our total leverage-based capital, which already benefits from the custody bank exemption for central bank placements in the SLR denominator pursuant to Section 402 of the Economic Growth Act (January 2020). Changes to the TLAC and LTD requirement have limited implications for us, and are not expected to change our management of TLAC or LTD.
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In March 2026, the U.S. Agencies issued two proposed rules to revise the U.S. regulatory capital framework for large banks. The first proposed rule would, among other things, remove the existing standardized and advanced approaches methodologies and replace them with a single expanded risk-based approach that includes new standardized calculations for credit risk, operational risk, market risk, and credit valuation adjustment risk (ERBA Proposal). The second proposed rule would, among other things, recalibrate the coefficients in the Method 2 G-SIB surcharge to reflect the economy and other recent changes in the financial system, adjust the weighting of the short-term wholesale funding systemic indicator, and "reduce cliff effects" of the G-SIB surcharge by replacing the existing 0.5% capital increments with increments of 0.1% (G-SIB Surcharge Proposal). The comment period for each proposal ended on June 18, 2026. Based on our preliminary assessment, we currently expect the proposed changes to be beneficial to our overall RWA; however, any estimate of the potential impact of the ERBA Proposal and the G-SIB Surcharge Proposal is subject to uncertainty, as actual results may differ materially from our preliminary estimates and by potential changes to each Proposal, when adopted in final form. In addition, anticipated results may be affected by a range of factors, including business performance, future capital actions, the results of future supervisory stress tests and supervisory interpretations (including changes in interpretations). No timeline for final implementation has been disclosed.
For additional information about our regulatory capital, refer to "Regulatory Capital" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
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
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2026	Basel III Standardized Approach June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches June 30, 2026	Basel III Standardized Approach June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,214	$11,214	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			32,660	32,660	31,392	31,392	16,773	16,773	16,401	16,401
Accumulated other comprehensive income (loss)			(1,178)	(1,178)	(1,043)	(1,043)	(934)	(934)	(815)	(815)
Treasury stock, at cost			(17,987)	(17,987)	(17,276)	(17,276)	—	—	—	—
Total			24,709	24,709	24,282	24,282	29,172	29,172	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,764)	(8,764)	(8,921)	(8,921)	(8,168)	(8,168)	(8,342)	(8,342)
Other adjustments(1)			(520)	(520)	(549)	(549)	(381)	(381)	(419)	(419)
Common equity tier 1 capital			15,425	15,425	14,812	14,812	20,623	20,623	20,158	20,158
Preferred stock			3,559	3,559	3,559	3,559	—	—	—	—
Tier 1 capital			18,984	18,984	18,371	18,371	20,623	20,623	20,158	20,158
Qualifying subordinated long-term debt			1,691	1,691	1,872	1,872	521	521	524	524
Adjusted allowance for credit losses			22	175	18	203	23	175	18	203
Total capital			$20,697	$20,850	$20,261	$20,446	$21,167	$21,319	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$66,805	$140,668	$60,594	$125,138	$62,446	$137,393	$56,438	$121,747
Operational risk(3)			46,950	NA	51,638	NA	46,575	NA	50,025	NA
Market risk			2,738	2,738	2,125	2,125	2,738	2,738	2,125	2,125
Total risk-weighted assets			$116,493	$143,406	$114,357	$127,263	$111,759	$140,131	$108,588	$123,872

Capital Ratios:	2026 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.2%	10.8%	13.0%	11.6%	18.5%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	16.3	13.2	16.1	14.4	18.5	14.7	18.6	16.3
Total capital	11.5	11.5	17.8	14.5	17.7	16.1	18.9	15.2	19.1	16.9

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026 based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until September 30, 2027.
NA Not applicable
Our CET1 capital increased $0.61 billion as of June 30, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, primarily due to net income, partially offset by common share repurchases and dividends declared.
Our Tier 1 capital increased $0.61 billion as of June 30, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, due to the increase in CET1 capital.
Our Tier 2 capital decreased $0.18 billion and $0.21 billion as of June 30, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach, respectively, primarily driven by the discounted capital as one of the subordinated debt instruments approaches maturity.
Total capital increased $0.44 billion and $0.40 billion as of June 30, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach, respectively, primarily due to the increase in Tier 1 capital, partially offset by the decrease in Tier 2 capital.
State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the six months ended June 30, 2026 and for the year ended December 31, 2025.

TABLE 30: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2026	Basel III Standardized Approach June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,812	$14,812	$13,799	$13,799
Net income	1,848	1,848	2,945	2,945
Changes in treasury stock, at cost	(711)	(711)	(1,078)	(1,078)
Dividends declared	(580)	(580)	(1,135)	(1,135)
Goodwill and other intangible assets, net of associated deferred tax liabilities	157	157	(601)	(601)
Accumulated other comprehensive income (loss)(1)	(135)	(135)	1,057	1,057
Other adjustments(1)	34	34	(175)	(175)
Changes in common equity tier 1 capital	613	613	1,013	1,013
Common equity tier 1 capital balance, end of period	15,425	15,425	14,812	14,812
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	18,371	18,371	16,615	16,615
Changes in common equity tier 1 capital	613	613	1,013	1,013
Net issuance of preferred stock	—	—	743	743
Changes in tier 1 capital	613	613	1,756	1,756
Tier 1 capital balance, end of period	18,984	18,984	18,371	18,371
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,890	2,075	1,861	2,044
Net issuance and changes in long-term debt qualifying as tier 2 capital	(181)	(181)	11	11
Changes in adjusted allowance for credit losses	4	(28)	18	20
Changes in tier 2 capital	(177)	(209)	29	31
Tier 2 capital balance, end of period	1,713	1,866	1,890	2,075
Total capital:
Total capital balance, beginning of period	20,261	20,446	18,476	18,659
Changes in tier 1 capital	613	613	1,756	1,756
Changes in tier 2 capital	(177)	(209)	29	31
Total capital balance, end of period	$20,697	$20,850	$20,261	$20,446

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the six months ended June 30, 2026 and for the year ended December 31, 2025.

TABLE 31: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach June 30, 2026	Basel III Standardized Approach December 31, 2025
Total risk-weighted assets, beginning of period	$114,357	$114,602	$127,263	$126,281
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(162)	(234)	(391)	(10)
Net increase (decrease) in loans and overdrafts	(1,231)	(1,467)	3,168	1,008
Net increase (decrease) in securitization exposures	468	630	441	595
Net increase (decrease) in repo-style transaction exposures	1,585	324	(3,720)	4,302
Net increase (decrease) in over-the-counter derivatives exposures(1)	3,078	(1,731)	10,739	(7,660)
Net increase (decrease) in all other(2)	2,473	(180)	5,293	2,622
Net increase (decrease) in credit risk-weighted assets	6,211	(2,658)	15,530	857
Net increase (decrease) in market risk-weighted assets	613	125	613	125
Net increase (decrease) in operational risk-weighted assets	(4,688)	2,288	NA	NA
Total risk-weighted assets, end of period	$116,493	$114,357	$143,406	$127,263

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of June 30, 2026, total advanced approaches RWA increased $2.14 billion compared to December 31, 2025, mainly due to higher derivatives RWA driven by market volatility and higher other assets RWA, partially offset by lower operational risk RWA.
As of June 30, 2026, total standardized approach RWA increased $16.14 billion compared to December 31, 2025, mainly reflecting higher derivatives RWA driven by market volatility and higher other assets RWA.
The regulatory capital ratios as of June 30, 2026, presented in Table 29: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of June 30, 2026, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Tier 1 and Supplementary Leverage Ratios
We are subject to a minimum Tier 1 leverage ratio and a SLR. The Tier 1 leverage ratio is based on Tier 1 capital and adjusted quarterly average on-balance sheet assets. The SLR is based on total leverage exposure and includes certain off-balance sheet exposures not used in the calculation of the minimum Tier 1 leverage ratio.
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage decreased to 5.3% as of June 30, 2026, compared to 5.5% as of December 31, 2025, mainly driven by continued capital return and higher average balance sheet levels, partially offset by capital generated from earnings.
As a U.S. G-SIB, we are subject to a minimum SLR of 3%, and are also subject to Enhanced Supplementary Leverage standards, including a buffer equal to 50% of our G-SIB method 1 capital surcharge at the holding company (in order to avoid limitations on distributions to shareholders and discretionary bonus payments) and, similarly, a buffer equal to 50% of our G-SIB’s method 1 capital surcharge, capped at 1%, at State Street Bank (in order to avoid limitations on distributions to shareholders and discretionary bonus payments). If we do not maintain the 0.5% buffer at the holding company or State Street Bank, limitations on these distributions and discretionary bonus payments would be increasingly stringent based upon the extent of the shortfall.
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	June 30, 2026	December 31, 2025
State Street:
Tier 1 capital	$18,984	$18,371
Average assets	366,821	342,448
Less: adjustments for deductions from tier 1 capital and other	(9,284)	(9,470)
Adjusted average assets for tier 1 leverage ratio	357,537	332,978
Additional SLR exposure	48,726	43,235
Adjustments for deductions of qualifying central bank deposits	(99,667)	(91,545)
Total assets for SLR	$306,596	$284,668
Tier 1 leverage ratio(1)	5.3%	5.5%
Supplementary leverage ratio	6.2	6.5

State Street Bank(2):
Tier 1 capital	$20,623	$20,158
Average assets	361,185	336,795
Less: adjustments for deductions from tier 1 capital and other	(8,549)	(8,761)
Adjusted average assets for tier 1 leverage ratio	352,636	328,034
Additional SLR exposure	49,090	43,346
Adjustments for deductions of qualifying central bank deposits	(99,667)	(91,545)
Total assets for SLR	$302,059	$279,835
Tier 1 leverage ratio(1)	5.8%	6.1%
Supplementary leverage ratio	6.8	7.2

(1) Tier 1 leverage ratios were calculated in conformity with the Basel III final rule.
(2) The SLR rule requires that, as of January 1, 2026, (i) State Street Bank maintains an SLR of at least 3.5% and (ii) we maintain an SLR of at least 3.5% to avoid limitations on capital distributions and discretionary bonus payments. State Street Bank is also subject to a well capitalized Tier 1 leverage ratio requirement of 5.0%.
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

Amount equal to:
External TLAC
Greater of:
•21.5% of total RWA (18.0% minimum plus 2.5% plus a G-SIB surcharge calculated for these purposes under Method 1 of 1.0% plus any applicable countercyclical buffer, which is currently 0%); and

•8.0% of total leverage exposure (7.5% minimum plus the eSLR buffer of 0.5%), as defined by the SLR final rule.

Qualifying external LTD
Greater of:
•7.0% of RWA (6.0% minimum plus a G-SIB surcharge calculated for these purposes under method 2 of 1.0%); and

•3.0% of total leverage exposure (2.5% minimum plus the eSLR buffer of 0.5%), as defined by the SLR final rule.

The following table presents external TLAC and external LTD as of June 30, 2026:

TABLE 33: TOTAL LOSS-ABSORBING CAPACITY
	As of June 30, 2026
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$39,937	27.8%	$30,832	21.5%
Total leverage exposure	39,937	13.0%	24,528	8.0%
Long-term debt:
Risk-weighted assets	18,403	12.8%	10,038	7.0%
Total leverage exposure	18,403	6.0%	9,198	3.0%
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2026:

TABLE 34: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that began on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the London Interbank Offered Rate (LIBOR) Act and the contractual terms of the Series G preferred stock.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 35: PREFERRED STOCK DIVIDENDS
	Three Months Ended June 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,367	$0.34	$7	$1,338	$0.33	$6
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	1,675	16.75	15
Series K	1,613	16.13	12	2,311	23.11	17
Total			$58			$63

	Six Months Ended June 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$2,705	$0.68	$14	$2,675	$0.67	$13
Series I	3,350	33.50	50	3,350	33.50	50
Series J	3,350	33.50	28	3,350	33.50	29
Series K	3,225	32.25	24	2,311	23.11	17
Total			$116			$109
In July 2026, we declared dividends on our series G, I, J and K preferred stock of approximately $1,367, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.34, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in September 2026.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). We repurchased $400 million of our common stock in the second quarter of 2026 and since its inception, we have repurchased an aggregate of $3.3 billion of our common stock under the 2024 Program through June 30, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 36: SHARES REPURCHASED
	Three Months Ended June 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.5	$159.63	$400	3.5	$85.78	$300

	Six Months Ended June 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	5.7	$140.80	$800	4.5	$88.87	$400
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 37: COMMON STOCK DIVIDENDS
	Three Months Ended June 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$231	$0.76	$217

	Six Months Ended June 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.68	$464	$1.52	$437

In July 2026, we declared a common stock dividend of $0.92 per share, payable on October 13, 2026, to shareholders of record on October 1, 2026.
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 15 of the notes to the consolidated financial statements in our 2025 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $395.86 billion and $371.97 billion as of June 30, 2026 and December 31, 2025, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $418.63 billion and $393.58 billion as collateral for indemnified securities on loan as of June 30, 2026 and December 31, 2025, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $418.63 billion and $393.58 billion, referenced above, $52.21 billion and $51.76 billion was invested in indemnified repurchase agreements as of June 30, 2026 and December 31, 2025, respectively. We or our agents held $56.31 billion and $55.94 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2026 and December 31, 2025, respectively.
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
State Street Corporation | 43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided in “Market Risk Management” included under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, is incorporated by reference herein.
For additional information on our market risk, refer to "Market Risk Management" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2026, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 44

ITEM 1. FINANCIAL STATEMENTS
STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Fee revenue:
Servicing fees	$1,468	$1,304	$2,877	$2,579
Management fees	772	600	1,496	1,187
Foreign exchange trading services	494	393	929	730
Securities finance	150	126	266	240
Software services	166	169	335	327
Other fee revenue	138	127	245	226
Total fee revenue	3,188	2,719	6,148	5,289
Net interest income:
Interest income	2,843	3,055	5,494	5,977
Interest expense	1,983	2,326	3,799	4,534
Net interest income	860	729	1,695	1,443
Other income:
Gains (losses) from sales of available-for-sale securities, net	—	—	1	—
Total other income	—	—	1	—
Total revenue	4,048	3,448	7,844	6,732
Provision for credit losses	—	30	16	42
Expenses:
Compensation and employee benefits	1,292	1,280	2,733	2,542
Information systems and communications	589	523	1,226	1,020
Transaction processing services	280	260	563	518
Occupancy	96	105	197	208
Other	402	361	751	691
Total expenses	2,659	2,529	5,470	4,979
Income before income tax expense	1,389	889	2,358	1,711
Income tax expense	305	196	510	374
Net income	$1,084	$693	$1,848	$1,337
Net income available to common shareholders	$1,026	$630	$1,731	$1,227
Earnings per common share:
Basic	$3.71	$2.20	$6.24	$4.27
Diluted	3.65	2.17	6.14	4.21
Average common shares outstanding (in thousands):
Basic	276,150	286,281	277,286	287,415
Diluted	281,062	290,490	281,963	291,596
Cash dividends declared per common share	$0.84	$0.76	$1.68	$1.52

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 45

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2026	2025
Net income	$1,084	$693
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $30 and $(150), respectively	17	374
Net unrealized gains on investment securities, net of reclassification adjustment and net of related taxes of $30 and $26, respectively	72	64
Net unrealized gains on cash flow hedges, net of related taxes of $7 and $12, respectively	17	33
Net unrealized losses on retirement plans, net of related taxes of $(1) and $0, respectively	(2)	—
Other comprehensive income	104	471
Total comprehensive income	$1,188	$1,164

	Six Months Ended June 30,
(In millions)	2026	2025
Net income	$1,848	$1,337
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $60 and $(228), respectively	(90)	538
Net unrealized (losses) gains on investment securities, net of reclassification adjustment and net of related taxes of $(24) and $67, respectively	(59)	175
Net unrealized gains on cash flow hedges, net of related taxes of $1 and $22, respectively	13	63
Net unrealized gains on retirement plans, net of related taxes of $0, and $2, respectively	1	3
Other comprehensive (loss) income	(135)	779
Total comprehensive income	$1,713	$2,116

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2026	December 31, 2025
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,290	$4,433
Interest-bearing deposits with banks	145,223	126,930
Securities purchased under resale agreements	9,035	6,812
Trading account assets	856	827
Investment securities available-for-sale	72,297	67,154
Investment securities held-to-maturity (fair value of $31,104 and $34,166)	35,290	38,171
Loans (less allowance for credit losses on loans of $161 and $193)	51,901	46,589
Premises and equipment (net of accumulated depreciation of $7,273 and $7,046)	3,854	3,174
Accrued interest and fees receivable	4,867	4,395
Goodwill	8,106	8,159
Other intangible assets	816	935
Other assets	81,846	58,468
Total assets	$418,381	$366,047
Liabilities:
Deposits:
Non-interest-bearing	$46,489	$35,267
Interest-bearing - U.S.	191,759	168,079
Interest-bearing - non-U.S.	81,299	71,004
Total deposits	319,547	274,350
Securities sold under repurchase agreements	395	841
Other short-term borrowings	4,372	3,821
Accrued expenses and other liabilities	40,095	34,051
Long-term debt	25,704	25,143
Total liabilities	390,113	338,206
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	743
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 274,702,550 and 279,077,907 shares outstanding	504	504
Surplus	10,710	10,705
Retained earnings	32,660	31,392
Accumulated other comprehensive income (loss)	(1,178)	(1,043)
Treasury stock, at cost (229,177,092 and 224,801,735 shares)	(17,987)	(17,276)
Total shareholders’ equity	28,268	27,841
Total liabilities and shareholders' equity	$418,381	$366,047

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income (loss)						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692
Net income					693				693
Other comprehensive income						471			471
Cash dividends declared:
Common stock - $0.76 per share					(217)				(217)
Preferred stock					(63)				(63)
Common stock acquired							3,497	(303)	(303)
Common stock awards exercised				5			(384)	27	32
Other					1		2	1	2
Balance at June 30, 2025	$3,559	503,880	$504	$10,698	$30,373	$(1,321)	218,318	$(16,506)	$27,307

Balance at December 31, 2025	$3,559	503,880	$504	$10,705	$31,392	$(1,043)	224,802	$(17,276)	$27,841
Net income					764				764
Other comprehensive income (loss)						(239)			(239)
Cash dividends declared:
Common stock - $0.84 per share					(233)				(233)
Preferred stock					(58)				(58)
Common stock acquired							3,176	(404)	(404)
Common stock awards exercised				(4)			(1,022)	75	71
Other					(1)		(1)	1	—
Balance at March 31, 2026	$3,559	503,880	$504	$10,701	$31,864	$(1,282)	226,955	$(17,604)	$27,742
Net income					1,084				1,084
Other comprehensive income (loss)						104			104
Cash dividends declared:
Common stock - $0.84 per share					(231)				(231)
Preferred stock					(58)				(58)
Common stock acquired							2,506	(404)	(404)
Common stock awards exercised				9			(284)	21	30
Other					1		—	—	1
Balance at June 30, 2026	$3,559	503,880	$504	$10,710	$32,660	$(1,178)	229,177	$(17,987)	$28,268
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating Activities:
Net income	$1,848	$1,337
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	100	(64)
Amortization of other intangible assets	112	110
Other non-cash adjustments for depreciation, amortization and accretion, net	305	95
Gains related to investment securities, net	(1)	—
Provision for credit losses	16	42
Change in trading account assets, net	(29)	(22)
Change in accrued interest and fees receivable, net	(472)	(555)
Change in collateral deposits, net	(13,578)	(13,138)
Change in unrealized losses on foreign exchange derivatives, net	(4,820)	5,909
Change in other assets, net	(2,614)	(2,680)
Change in accrued expenses and other liabilities, net	4,336	2,639
Other, net	328	282
Net cash used in operating activities	(14,469)	(6,045)
Investing Activities:
Net increase in interest-bearing deposits with banks	(18,293)	(5,879)
Net increase in securities purchased under resale agreements	(2,223)	(1,595)
Proceeds from sales of available-for-sale securities	5,428	7,521
Proceeds from maturities of available-for-sale securities	10,765	16,242
Purchases of available-for-sale securities	(21,819)	(32,205)
Proceeds from maturities of held-to-maturity securities	2,853	4,708
Sale of loans	604	151
Net increase in loans	(6,268)	(3,285)
Purchases of equity investments and other long-term assets	(412)	(259)
Purchases of premises and equipment, net	(945)	(545)
Other, net	141	155
Net cash used in investing activities	(30,169)	(14,991)
Financing Activities:
Net decrease in time deposits	(1,512)	(1,941)
Net increase in all other deposits	46,707	23,036
Net decrease in securities sold under repurchase agreements	(446)	(1,304)
Net increase in other short-term borrowings	551	4
Proceeds from issuance of long-term debt, net of issuance costs	1,615	4,728
Payments for long-term debt and obligations under finance leases	(918)	(2,325)
Proceeds from issuance of preferred stock, net of issuance costs	—	743
Repurchases of common stock	(800)	(400)
Repurchases of common stock for employee tax withholding	(107)	(71)
Payments for cash dividends	(584)	(549)
Other, net	(11)	(10)
Net cash provided by financing activities	44,495	21,911
Net (decrease) increase in cash and due from banks	(143)	875
Cash and due from banks at beginning of period	4,433	3,145
Cash and due from banks at end of period	$4,290	$4,020

Supplemental disclosure:
Interest paid	$3,675	$4,480
Income taxes paid, net	322	369

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
The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our 2025 Form 10-K, which we previously filed with the SEC.
The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation. In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
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
Our consolidated statement of condition as of December 31, 2025 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
State Street Corporation | 50

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of June 30, 2026 and December 31, 2025, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.7 billion and $1.6 billion, respectively, with our subcustodian, and with western European-based clearing agencies, for a total of approximately $2.5 billion and $2.4 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of June 30, 2026:

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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of June 30, 2026; none are expected to have a material impact to our financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to Note 2 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated:
State Street Corporation | 51

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2026
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$56	$—	$—		$56
Non-U.S. government securities	—	116	—		116
Other	—	684	—		684
Total trading account assets	$56	$800	$—		$856
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$24,457	$—	$—		$24,457
Mortgage-backed securities	—	16,957	—		16,957
Total U.S. Treasury and federal agencies	24,457	16,957	—		41,414
Non-U.S. debt securities:
Mortgage-backed securities	—	2,691	—		2,691
Asset-backed securities	—	2,594	—		2,594
Non-U.S. sovereign, supranational and non-U.S. agency	—	19,639	—		19,639
Other	—	2,762	—		2,762
Total non-U.S. debt securities	—	27,686	—		27,686
Asset-backed securities:
Student loans	—	36	—		36
Collateralized loan obligations	—	3,045	—		3,045
Other	—	91	—		91
Total asset-backed securities	—	3,172	—		3,172
State and political subdivisions	—	25	—		25
Total available-for-sale investment securities	$24,457	$47,840	$—		$72,297
Other assets:
Derivative instruments:
Foreign exchange contracts	$81	$24,014	$9	$(15,298)	$8,806
Interest rate contracts	—	11	—	(11)	—
Total derivative instruments	81	24,025	9	(15,309)	8,806
Other	18	1,011	—	—	1,029
Total assets carried at fair value	$24,612	$73,676	$9	$(15,309)	$82,988
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$24,221	$7	$(19,529)	$4,699
Interest rate contracts	2	14	—	(14)	2
Other derivative contracts	2	116	—	—	118
Total derivative instruments	4	24,351	7	(19,543)	4,819
Total liabilities carried at fair value	$4	$24,351	$7	$(19,543)	$4,819

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.71 billion and $6.94 billion, respectively, for cash collateral received from and provided to derivative counterparties.
State Street Corporation | 52

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2025
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$55	$—	$—		$55
Non-U.S. government securities	—	124	—		124
Other	—	648	—		648
Total trading account assets	$55	$772	$—		$827
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$23,260	$—	$—		$23,260
Mortgage-backed securities	—	15,586	—		15,586
Total U.S. Treasury and federal agencies	23,260	15,586	—		38,846
Non-U.S. debt securities:
Mortgage-backed securities	—	2,578	—		2,578
Asset-backed securities	—	2,085	—		2,085
Non-U.S. sovereign, supranational and non-U.S. agency	—	17,731	—		17,731
Other	—	2,826	—		2,826
Total non-U.S. debt securities	—	25,220	—		25,220
Asset-backed securities:
Student loans	—	64	—		64
Collateralized loan obligations	—	2,905	—		2,905
Non-agency CMBS and RMBS(2)	—	3	—		3
Other	—	91	—		91
Total asset-backed securities	—	3,063	—		3,063
State and political subdivisions	—	25	—		25
Other U.S. debt securities	—	—	—		—
Total available-for-sale investment securities	$23,260	$43,894	$—		$67,154
Other assets:
Derivative instruments:
Foreign exchange contracts	$5	$14,218	$1	$(10,073)	$4,151
Interest rate contracts	3	31	—	(31)	3
Other derivative contracts	1	—	—	—	1
Total derivative instruments	9	14,249	1	(10,104)	4,155
Other	22	832	—	—	854
Total assets carried at fair value	$23,346	$59,747	$1	$(10,104)	$72,990
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$14,097	$—	$(9,231)	$4,866
Interest rate contracts	—	5	—	(5)	—
Other derivative contracts	—	159	—	—	159
Total derivative instruments	—	14,261	—	(9,236)	5,025
Total liabilities carried at fair value	$—	$14,261	$—	$(9,236)	$5,025

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.48 billion and $1.61 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) Consists entirely of non-agency RMBS.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2026
Financial Assets:
Cash and due from banks	$4,290	$4,290	$4,290	$—	$—
Interest-bearing deposits with banks	145,223	145,223	—	145,223	—
Securities purchased under resale agreements	9,035	9,035	—	9,035	—
Investment securities held-to-maturity	35,290	31,104	266	30,838	—
Net loans(1)	51,901	51,750	—	50,507	1,243
Other(2)	13,606	13,606	—	13,606	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$46,489	$46,489	$—	$46,489	$—
Interest-bearing - U.S.	191,759	191,759	—	191,759	—
Interest-bearing - non-U.S.	81,299	81,299	—	81,299	—
Securities sold under repurchase agreements	395	395	—	395	—
Other short-term borrowings	4,372	4,372	—	4,372	—
Long-term debt	25,704	25,548	—	25,411	137
Other(2)	13,606	13,606	—	13,606	—

(1) Includes $92 million of loans classified as held-for-sale that were measured at fair value in level 2 as of June 30, 2026.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2025
Financial Assets:
Cash and due from banks	$4,433	$4,433	$4,433	$—	$—
Interest-bearing deposits with banks	126,930	126,930	—	126,930	—
Securities purchased under resale agreements	6,812	6,812	—	6,812	—
Investment securities held-to-maturity	38,171	34,166	563	33,603	—
Net loans(1)	46,589	46,417	—	44,862	1,555
Other(2)	15,490	15,490	—	15,490	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,267	$35,267	$—	$35,267	$—
Interest-bearing - U.S.	168,079	168,079	—	168,079	—
Interest-bearing - non-U.S.	71,004	71,004	—	71,004	—
Securities sold under repurchase agreements	841	841	—	841	—
Other short-term borrowings	3,821	3,821	—	3,821	—
Long-term debt	25,143	25,253	—	25,130	123
Other(2)	15,490	15,490	—	15,490	—

(1) Includes $92 million of loans classified as held-for-sale that were measured at fair value in level 2 as of December 31, 2025.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
Note 3.    Investment Securities
Investment securities held by us are classified as either trading account assets, AFS, HTM or equity securities held at fair value at the time of purchase and reassessed periodically, based on management’s intent. For additional
State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
information on our accounting for investment securities, refer to Note 3 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$24,428	$41	$12	$24,457	$23,210	$55	$5	$23,260
Mortgage-backed securities(1)	16,943	97	83	16,957	15,550	90	54	15,586
Total U.S. Treasury and federal agencies	41,371	138	95	41,414	38,760	145	59	38,846
Non-U.S. debt securities:
Mortgage-backed securities	2,690	3	2	2,691	2,573	6	1	2,578
Asset-backed securities(2)	2,591	4	1	2,594	2,081	5	1	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	19,655	40	56	19,639	17,693	73	35	17,731
Other(3)	2,741	24	3	2,762	2,784	42	—	2,826
Total non-U.S. debt securities	27,677	71	62	27,686	25,131	126	37	25,220
Asset-backed securities:
Student loans(4)	36	—	—	36	63	1	—	64
Collateralized loan obligations(5)	3,043	2	—	3,045	2,904	2	1	2,905
Non-agency CMBS and RMBS(6)	—	—	—	—	—	3	—	3
Other	90	1	—	91	90	1	—	91
Total asset-backed securities	3,169	3	—	3,172	3,057	7	1	3,063
State and political subdivisions	25	—	—	25	25	—	—	25
Total available-for-sale securities(7)(8)	$72,242	$212	$157	$72,297	$66,973	$278	$97	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$275	$—	$2	$273	$573	$—	$3	$570
Mortgage-backed securities(9)	31,410	3	4,145	27,268	32,876	9	3,965	28,920
Total U.S. Treasury and federal agencies	31,685	3	4,147	27,541	33,449	9	3,968	29,490
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,579	1	26	1,554	2,461	4	31	2,434
Total non-U.S. debt securities	1,579	1	26	1,554	2,461	4	31	2,434
Asset-backed securities:
Student loans(4)	2,026	6	23	2,009	2,261	5	24	2,242
Total asset-backed securities	2,026	6	23	2,009	2,261	5	24	2,242
Total held-to-maturity securities(7)(10)	$35,290	$10	$4,196	$31,104	$38,171	$18	$4,023	$34,166

(1) As of June 30, 2026 and December 31, 2025, the total fair value included $2.33 billion and $2.81 billion, respectively, of agency CMBS and $14.62 billion and $12.78 billion, respectively, of agency MBS.
(2) As of June 30, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.97 billion and $0.77 billion, respectively.
(3) As of June 30, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.61 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes CLOs in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended June 30, 2026 and December 31, 2025.
(8) As of both June 30, 2026 and December 31, 2025, we had no allowance for credit losses on AFS investment securities.
(9) As of June 30, 2026 and December 31, 2025, the total amortized cost included $5.04 billion and $5.08 billion of agency CMBS, respectively.
(10) As of both June 30, 2026 and December 31, 2025, the allowance for credit losses on HTM investment securities was less than $1 million.
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $74.03 billion and $74.14 billion as of June 30, 2026 and December 31, 2025, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and six months ended June 30, 2026, proceeds from sales of AFS securities were approximately $1.49 billion and $5.43 billion, respectively, primarily driven by sales of U.S. Treasury, foreign government bonds and supranational securities. We recognized a pre-tax gain of nil and $1 million from these sales in the three and six months ended June 30, 2026, respectively.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,629	$11	$966	$1	$4,595	$12
Mortgage-backed securities	4,171	33	3,193	50	7,364	83
Total U.S. Treasury and federal agencies	7,800	44	4,159	51	11,959	95
Non-U.S. debt securities:
Mortgage-backed securities	1,027	2	47	—	1,074	2
Asset-backed securities	928	1	103	—	1,031	1
Non-U.S. sovereign, supranational and non-U.S. agency	8,590	49	781	7	9,371	56
Other	401	3	—	—	401	3
Total non-U.S. debt securities	10,946	55	931	7	11,877	62
Asset-backed securities:
Collateralized loan obligations	507	—	50	—	557	—
Total asset-backed securities	507	—	50	—	557	—
Total	$19,253	$99	$5,140	$58	$24,393	$157

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$756	$2	$2,063	$3	$2,819	$5
Mortgage-backed securities	1,267	3	4,018	51	5,285	54
Total U.S. Treasury and federal agencies	2,023	5	6,081	54	8,104	59
Non-U.S. debt securities:
Mortgage-backed securities	617	1	73	—	690	1
Asset-backed securities	425	—	168	1	593	1
Non-U.S. sovereign, supranational and non-U.S. agency	3,871	28	1,943	7	5,814	35
Other	129	—	—	—	129	—
Total non-U.S. debt securities	5,042	29	2,184	8	7,226	37
Asset-backed securities:
Collateralized loan obligations	1,068	1	—	—	1,068	1
Total asset-backed securities	1,068	1	—	—	1,068	1
Total	$8,133	$35	$8,265	$62	$16,398	$97
State Street Corporation | 56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of June 30, 2026. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2026
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,520	$3,521	$20,882	$20,910	$26	$26	$—	$—	$24,428	$24,457
Mortgage-backed securities	66	66	1,759	1,751	514	510	14,604	14,630	16,943	16,957
Total U.S. Treasury and federal agencies	3,586	3,587	22,641	22,661	540	536	14,604	14,630	41,371	41,414
Non-U.S. debt securities:
Mortgage-backed securities	166	166	372	372	14	14	2,138	2,139	2,690	2,691
Asset-backed securities	22	22	323	323	1,323	1,326	923	923	2,591	2,594
Non-U.S. sovereign, supranational and non-U.S. agency	3,463	3,464	15,794	15,777	398	398	—	—	19,655	19,639
Other	757	760	1,883	1,902	101	100	—	—	2,741	2,762
Total non-U.S. debt securities	4,408	4,412	18,372	18,374	1,836	1,838	3,061	3,062	27,677	27,686
Asset-backed securities:
Student loans	—	—	—	—	—	—	36	36	36	36
Collateralized loan obligations	102	102	—	—	1,230	1,231	1,711	1,712	3,043	3,045
Other	90	91	—	—	—	—	—	—	90	91
Total asset-backed securities	192	193	—	—	1,230	1,231	1,747	1,748	3,169	3,172
State and political subdivisions	25	25	—	—	—	—	—	—	25	25
Total	$8,211	$8,217	$41,013	$41,035	$3,606	$3,605	$19,412	$19,440	$72,242	$72,297
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$244	$244	$25	$23	$—	$—	$6	$6	$275	$273
Mortgage-backed securities	279	262	4,102	3,716	1,601	1,482	25,428	21,808	31,410	27,268
Total U.S. Treasury and federal agencies	523	506	4,127	3,739	1,601	1,482	25,434	21,814	31,685	27,541
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	485	484	1,051	1,028	43	42	—	—	1,579	1,554
Total non-U.S. debt securities	485	484	1,051	1,028	43	42	—	—	1,579	1,554
Asset-backed securities:
Student loans	68	66	483	484	358	359	1,117	1,100	2,026	2,009
Total asset-backed securities	68	66	483	484	358	359	1,117	1,100	2,026	2,009
Total	$1,076	$1,056	$5,661	$5,251	$2,002	$1,883	$26,551	$22,914	$35,290	$31,104

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
State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Allowance for Credit Losses on Debt Securities and Impairment of AFS Securities
We conduct quarterly reviews of HTM and AFS securities on a collective (pool) basis when similar risk characteristics exist to determine whether an allowance for credit losses should be recognized. We review individual AFS securities periodically to assess if additional impairment is required. For additional information about the Current Expected Credit Loss methodology and the review of investment securities for expected credit losses or impairment, refer to Note 3 of the notes to consolidated financial statements in our 2025 Form 10-K.
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of June 30, 2026, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $4.35 billion related to 1,487 securities as of June 30, 2026 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of June 30, 2026, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
Note 4.    Loans and Allowance for Credit Losses
We segregate our loans into two segments: commercial and financial, and commercial real estate loans. We further classify commercial and financial loans as subscription finance, fund finance, CLOs, commercial, overdrafts and other loans. For additional information on our loans, including our internal risk-rating system used to assess our risk of credit loss for each loan, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents our recorded investment in loans, as of the dates indicated:

(In millions)	June 30, 2026	December 31, 2025
Subscription finance	$15,718	$13,138
Fund finance(1)	11,381	10,916
Collateralized loan obligations(2)	13,590	12,809
Commercial	1,599	2,851
Commercial real estate	2,291	2,471
Overdrafts	5,244	1,962
Other(3)	2,239	2,635
Total loans(4)(5)	52,062	46,782
Allowance for credit losses	(161)	(193)
Loans, net of allowance	$51,901	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $8.93 billion and $1.53 billion, respectively, as of June 30, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $10.69 billion and $2.90 billion, respectively, as of June 30, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $2.15 billion and $0.09 billion, respectively, as of June 30, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $44.49 billion and $2.33 billion, respectively, as of June 30, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. Refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $21.82 billion and $18.78 billion as of June 30, 2026 and December 31, 2025, respectively.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2026 and December 31, 2025, the loans pledged as collateral totaled $15.74 billion and $15.11 billion, respectively.
As of June 30, 2026 and December 31, 2025, loans on non-accrual status had an amortized cost basis of $293 million and $258 million, respectively, none of which were more than 90 days contractually past due.
In the second quarter of 2026, we originated $1.14 billion of CLO loans, consisting of $0.94 billion in broadly syndicated and $0.20 billion in middle market CLO loans, which were all investment grade as of June 30, 2026.
We sold $496 million of total loans in the second quarter of 2026, which consisted entirely of commercial loans. We recorded a charge-off against the allowance for these loans of $4 million in the second quarter of 2026.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of June 30, 2026, commercial real estate loans with an amortized cost basis of $293 million no longer met the similar risk characteristics of their collective pool. As of June 30, 2026, $111 million of our allowance for credit losses was related to these loans.
When the asset is collateral-dependent, which means when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is determined based on the fair value of the collateral, adjusted for the estimated costs to sell.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, factors and forecasts then prevailing may result in significant changes in the allowance for credit losses in those future periods.
We estimate credit losses over the contractual life of the financial asset, while factoring in prepayment activity, where supported by data, over a three-year reasonable and supportable forecast period. We utilize a baseline, upside and downside scenario which are applied based on a probability weighting, in order to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. The multiple scenarios are based on a three-year horizon (or less depending on contractual maturity) and then revert linearly over a two-year period to a ten-year historical average thereafter. The contractual term excludes expected extensions, renewals and modifications, but includes prepayment assumptions where applicable.
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
For additional information on the allowance for credit losses, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of June 30, 2026.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment Grade, Sub-Investment Grade, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 95% of our loans were rated as investment grade as of June 30, 2026 with external credit ratings, or equivalent, of "BBB-" or better.
•Sub-Investment Grade (previously referred to as Speculative): Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as sub-investment grade account for approximately 5% of our loans as of June 30, 2026, and are concentrated in leveraged loans. Approximately 81% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of June 30, 2026.
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
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded investment in loans to counterparties by risk rating, as noted above, as of the dates indicated:

June 30, 2026	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$47,874	$1,278	$49,152
Sub-investment grade	1,741	628	2,369
Special mention	64	92	156
Substandard	—	121	121
Doubtful	—	172	172
Total(1)(2)	$49,679	$2,291	$51,970

December 31, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$40,854	$1,402	$42,256
Sub-investment grade	3,157	641	3,798
Special mention	110	132	242
Substandard	48	165	213
Doubtful	50	131	181
Total(1)(2)	$44,219	$2,471	$46,690

(1) Loans include $5.24 billion and $1.96 billion of overdrafts as of June 30, 2026 and December 31, 2025, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of June 30, 2026, $5.07 billion overdrafts were investment grade and $0.17 billion overdrafts were sub-investment grade.
(2) Total does not include $92 million of loans classified as held-for-sale as of both June 30, 2026 and December 31, 2025.
For additional information about credit quality, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of June 30, 2026. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total(1)
Commercial and financial:
Risk Rating:
Investment grade	$8,349	$6,852	$3,702	$110	$283	$958	$27,620	$47,874
Sub-investment grade	173	337	798	33	34	70	296	1,741
Special mention	4	—	26	34	—	—	—	64
Total commercial and financial	$8,526	$7,189	$4,526	$177	$317	$1,028	$27,916	$49,679

Commercial real estate:
Risk Rating:
Investment grade	$—	$—	$41	$166	$242	$829	$—	$1,278
Sub-investment grade	—	—	—	47	27	554	—	628
Special mention	—	69	—	—	—	23	—	92
Substandard	—	—	—	—	—	121	—	121
Doubtful	—	—	—	—	—	172	—	172
Total commercial real estate	$—	$69	$41	$213	$269	$1,699	$—	$2,291

Total loans(2)	$8,526	$7,258	$4,567	$390	$586	$2,727	$27,916	$51,970

(1) Any reserve associated with accrued interest is not material. As of June 30, 2026, accrued interest receivable of $284 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $92 million of loans classified as held-for-sale as of June 30, 2026.
State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2025:

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total(1)
Commercial and financial:
Risk Rating:
Investment grade	$8,896	$4,153	$692	$504	$1,313	$119	$25,177	$40,854
Sub-investment grade	911	1,224	109	46	133	111	623	3,157
Special mention	3	100	—	—	—	7	—	110
Substandard	—	48	—	—	—	—	—	48
Doubtful	—	—	10	—	40	—	—	50
Total commercial and financial	$9,810	$5,525	$811	$550	$1,486	$237	$25,800	$44,219
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$166	$328	$318	$549	$—	$1,402
Sub-investment grade	—	—	47	—	31	563	—	641
Special mention	66	—	—	20	—	46	—	132
Substandard	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	131	—	131
Total commercial real estate	$66	$41	$213	$348	$349	$1,454	$—	$2,471

Total loans(2)	$9,876	$5,566	$1,024	$898	$1,835	$1,691	$25,800	$46,690

(1) Any reserve associated with accrued interest is not material. As of December 31, 2025, accrued interest receivable of $338 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(2) Total does not include $92 million of loans classified as held-for-sale as of December 31, 2025.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended June 30, 2026
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$39	$11	$118	$9	$2	$179
Provision	(16)	(1)	14	3	—	—
Charge-offs(2)	(4)	—	—	—	—	(4)
Ending balance	$19	$10	$132	$12	$2	$175

(1) Includes $4 million allowance for credit losses for fund finance and $3 million each for CLO loans and subscription finance loans.
(2) Related to the sale of certain commercial loans in the three months ended June 30, 2026.

	Six Months Ended June 30, 2026
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$69	$5	$119	$8	$2	$203
Provision	(6)	5	13	4	—	16
Charge-offs(2)	(44)	—	—	—	—	(44)
Ending balance	$19	$10	$132	$12	$2	$175

(1) Includes $4 million allowance for credit losses for fund finance and $3 million each for CLO loans and subscription finance loans.
(2) Related to the sale of certain commercial loans in the six months ended June 30, 2026.

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

(1) Includes $3 million allowance for credit losses on both subscription finance and fund finance loans and $1 million on CLO loans.
(2) Related to the sale of certain commercial loans in the three months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$—	$183
Provision	13	3	22	3	1	42
Charge-offs(2)	(10)	—	(23)	—	—	(33)
Ending balance	$71	$7	$101	$12	$1	$192

(1) Includes $3 million allowance for credit losses on both subscription finance and fund finance loans and $1 million on CLO loans.
(2) Related to the sale of certain commercial loans in the six months ended June 30, 2025.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. There was no provision for credit losses in the three months ended June 30, 2026, compared to $30 million in the same period of 2025, primarily reflecting a reserve release associated with sales and repayments of commercial loans, largely offset by higher provisions for certain commercial real estate loans.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of June 30, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance as of December 31, 2024	$7,428	$263	$7,691
Acquisitions	243	—	243
Foreign currency translation and other, net	220	5	225
Ending balance as of December 31, 2025	7,891	268	8,159
Acquisitions	2	—	2
Foreign currency translation and other, net	(54)	(1)	(55)
Ending balance as of June 30, 2026	$7,839	$267	$8,106
State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance as of December 31, 2024	$1,063	$26	$1,089
Acquisitions	34	—	34
Amortization	(216)	(7)	(223)
Foreign currency translation	35	—	35
Ending balance as of December 31, 2025	916	19	935
Amortization	(109)	(3)	(112)
Foreign currency translation	(7)	—	(7)
Ending balance as of June 30, 2026	$800	$16	$816
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,805	$(2,196)	$609
Technology	404	(311)	93
Core deposits	697	(609)	88
Other	117	(91)	26
Total	$4,023	$(3,207)	$816

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,831	$(2,144)	$687
Technology	405	(293)	112
Core deposits	703	(597)	106
Other	121	(91)	30
Total	$4,060	$(3,125)	$935
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2026	December 31, 2025
Securities borrowed(1)	$52,126	$38,233
Derivative instruments, net	8,806	4,155
Investments in joint ventures and other unconsolidated entities(2)	4,097	3,753
Bank-owned life insurance	4,028	3,965
Collateral, net	3,241	1,603
Receivable for securities settlement	1,532	102
Prepaid expenses	1,175	837
Right-of-use assets	820	865
Accounts receivable	696	621
Deferred tax assets, net of valuation allowance(3)	550	627
Income taxes receivable	250	256
Other(4)	4,525	3,451
Total	$81,846	$58,468

(1) Refer to Note 8 for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $579 million and $585 million as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026, impairments of $7 million were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $2.45 billion and capitalized costs to fulfill contracts with customers of $1.28 billion as of June 30, 2026, compared to $1.57 billion and $1.19 billion, respectively, as of December 31, 2025.
State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest rate, currency and other market risks. These financial instruments consist of FX contracts such as forwards, futures and options contracts; interest rate contracts such as interest rate swaps (cross currency and single currency) and futures; and other derivative contracts. Derivative instruments used for risk management purposes that are highly effective in offsetting the risk being hedged are generally designated as hedging instruments in hedge accounting relationships, while others are economic hedges and not designated in hedge accounting relationships. For additional information on our use and accounting policies on derivative financial instruments, including derivatives not designated as hedging instruments, refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
Derivatives Designated as Hedging Instruments
For additional information on our derivatives designated as hedging instruments, including our risk management objectives and hedging documentation methodologies, refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. During the second quarter of 2026, approximately $11 million of net losses associated with terminated cash flow hedges were reclassified from AOCI, and we expect net losses of approximately $7 million to be reclassified from AOCI in the third quarter of 2026. The net loss associated with all cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2026 is approximately $23 million, which includes a net loss of approximately $5 million related to terminated hedges. These losses could differ from amounts recognized in future periods due to changes in interest rates, hedge de-designations or the addition of other hedges after June 30, 2026. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate contracts:
Futures	$40,050	$97,035
Foreign exchange contracts:
Forward, swap and spot	3,369,461	2,768,458
Options purchased	2,321	436
Options written	1,675	110
Futures	165	472
Other:
Futures	226	159
Stable value contracts(1)	10,366	12,271
Deferred value awards(2)	169	222
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	43,136	42,708
Foreign exchange contracts:
Forward and swap	13,852	12,350

(1) The notional value of the stable value contracts represents our maximum exposure. However, exposure to various stable value contracts is generally contractually limited to substantially lower amounts than the notional values.
(2) Represents grants of deferred value awards to employees. Refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K.
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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$23,832	$14,200	$24,206	$13,993
Other derivative contracts	—	1	118	159
Total	$23,832	$14,201	$24,324	$14,152

Derivatives designated as hedging instruments:
Foreign exchange contracts	$272	$24	$22	$104
Interest rate contracts	11	34	16	5
Total	$283	$58	$38	$109

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$376	$279	$699	$512
Foreign exchange contracts	Interest expense	4	42	33	125
Interest rate contracts	Foreign exchange trading services revenue	4	6	5	12
Other derivative contracts	Other fee revenue	(24)	(10)	(16)	(4)
Other derivative contracts	Compensation and employee benefits	(12)	(16)	(26)	(51)
Total		$348	$301	$695	$594
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	June 30, 2026
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$16,302	$(244)	$64
Available-for-sale securities(2)(3)	23,512	(188)	—

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,553	$(76)	$72
Available-for-sale securities(2)(3)	22,804	99	—

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At June 30, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $2.69 billion and $3.30 billion, respectively, of which $1.43 billion and $1.73 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At June 30, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was $6 million and $21 million, respectively.
(3) Carrying amount represents amortized cost.
As of June 30, 2026 and December 31, 2025, the total notional amount of the interest rate swaps of fair value hedges was $37.59 billion and $36.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended June 30,				Three Months Ended June 30,
		2026	2025			2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$153	$(154)	Available-for-sale securities(1)	Net interest income	$(153)	$154
Interest rate contracts	Net interest income	(105)	95	Long-term debt	Net interest income	105	(95)
Foreign exchange contracts	Other fee revenue	(2)	(4)	Available-for-sale securities	Other fee revenue	2	4
Total		$46	$(63)			(46)	63

		Six Months Ended June 30,				Six Months Ended June 30,
		2026	2025			2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$279	$(388)	Available-for-sale securities(2)	Net interest income	$(279)	$388
Interest rate contracts	Net interest income	(168)	245	Long-term debt	Net interest income	168	(245)
Foreign exchange contracts	Other fee revenue	(25)	(1)	Available-for-sale securities	Other fee revenue	25	1
Total		$86	$(144)			$(86)	$144

(1) In the three months ended June 30, 2026, approximately $114 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI, compared to $110 million of net unrealized losses in the same period of 2025.
(2) In the six months ended June 30, 2026, approximately $219 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI, compared to $320 million of net unrealized losses in the same period of 2025.

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2026	2025
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$15	$10	Net interest income	$(11)	$(36)
Total derivatives designated as cash flow hedges	$15	$10		$(11)	$(36)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$89	$(622)		$—	$—
Total derivatives designated as net investment hedges	89	(622)		—	—
Total	$104	$(612)		$(11)	$(36)

	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(22)	$12	Net interest income	$(37)	$(73)
Total derivatives designated as cash flow hedges	$(22)	$12		$(37)	$(73)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$219	$(907)		$—	$—
Total derivatives designated as net investment hedges	219	(907)		—	—
Total	$197	$(895)		$(37)	$(73)

(1) As of June 30, 2026, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of June 30, 2026 totaled approximately $8.04 billion, against which we provided $6.68 billion of collateral in the normal course of business. If our credit-related contingent features underlying these agreements were triggered as of June 30, 2026, the maximum additional collateral we would be required to post to our counterparties is approximately $1.36 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to Note 11 of the notes to consolidated financial statements in our 2025 Form 10-K.
As of June 30, 2026 and December 31, 2025, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $20.10 billion and $19.21 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $7.50 billion and $12.11 billion, respectively.
State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2026
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$24,104	$(12,591)	$11,513	$—	$11,513
Interest rate contracts(6)	11	(11)	—	—	—
Cash collateral and securities netting	NA	(2,707)	(2,707)	(1,402)	(4,109)
Total derivatives	24,115	(15,309)	8,806	(1,402)	7,404
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	311,089	(249,780)	61,309	(58,134)	3,175
Total derivatives and other financial instruments	$335,204	$(265,089)	$70,115	$(59,536)	$10,579

Assets:	December 31, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,224	$(7,618)	$6,606	$—	$6,606
Interest rate contracts(6)	34	(5)	29	—	29
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(2,481)	(2,481)	(956)	(3,437)
Total derivatives	14,259	(10,104)	4,155	(956)	3,199
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	297,824	(252,779)	45,045	(42,683)	2,362
Total derivatives and other financial instruments	$312,083	$(262,883)	$49,200	$(43,639)	$5,561

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
(7) Included in the $61.31 billion as of June 30, 2026 were $9.04 billion of resale agreements and $52.27 billion of collateral provided related to securities borrowing. Included in the $45.05 billion as of December 31, 2025 were $6.81 billion of resale agreements and $38.24 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2026
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$24,228	$(12,591)	$11,637	$—	$11,637
Interest rate contracts(6)	16	(11)	5	—	5
Other derivative contracts	118	—	118	—	118
Cash collateral and securities netting	NA	(6,941)	(6,941)	(1,087)	(8,028)
Total derivatives	24,362	(19,543)	4,819	(1,087)	3,732
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	272,328	(249,780)	22,548	(22,161)	387
Total derivatives and other financial instruments	$296,690	$(269,323)	$27,367	$(23,248)	$4,119
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
(7) Included in the $22.55 billion as of June 30, 2026 were $0.40 billion of repurchase agreements and $22.15 billion of collateral received related to securities lending transactions. Included in the $21.01 billion as of December 31, 2025 were $0.84 billion of repurchase agreements and $20.17 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of June 30, 2026					As of December 31, 2025
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$235,745	$448	$—	$—	$236,193	$243,596	$—	$—	$—	$243,596
Total	235,745	448	—	—	236,193	243,596	—	—	—	243,596
Securities lending transactions:
U.S. Treasury and agency securities	383	—	—	—	383	175	—	—	—	175
Corporate debt securities	21	—	—	—	21	29	—	—	—	29
Equity securities	19,784	—	1	2,340	22,125	11,279	—	1	3,215	14,495
Other(1)	13,606	—	—	—	13,606	15,490	—	—	—	15,490
Total	33,794	—	1	2,340	36,135	26,973	—	1	3,215	30,189
Gross amount of recognized liabilities for repurchase agreements and securities lending	$269,539	$448	$1	$2,340	$272,328	$270,569	$—	$1	$3,215	$273,785

(1) Represents a security interest in underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.
State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9.    Commitments and Guarantees
For additional information on the nature of the obligations and related business activities for our commitments and guarantees, refer to Note 12 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	June 30, 2026	December 31, 2025
Commitments:
Unfunded credit facilities	$35,960	$35,697
Guarantees(1):
Indemnified securities financing	$395,860	$371,968
Standby letters of credit	455	569

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 69% and 70% of our unfunded commitments to extend credit expire within one year as of June 30, 2026 and December 31, 2025, respectively.
Indemnified Securities Financing
For additional information on our indemnified securities financing, refer to Note 12 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2026	December 31, 2025
Fair value of indemnified securities financing	$395,860	$371,968
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	418,633	393,584
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	52,205	51,762
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	56,312	55,943
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2026 and December 31, 2025, we had approximately $52.27 billion and $38.24 billion, respectively, of collateral provided and approximately $22.15 billion and $20.17 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both June 30, 2026 and December 31, 2025, we did not record any liabilities under these arrangements.
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
As of June 30, 2026, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $52 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of June 30, 2026, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $70 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
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
State of Texas et al v. Blackrock, Inc. et al
In November 2024, eleven state Attorneys General filed a complaint in Federal Court in the Eastern District of Texas against State Street and two other large investment management firms, alleging antitrust violations on the theory that the firms conspired to artificially suppress coal supply, resulting in harm to American consumers in the form of higher electricity costs.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $238 million and $248 million as of June 30, 2026 and December 31, 2025, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2018. Management believes that we have sufficiently accrued liabilities as of June 30, 2026 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to "Variable Interest Entities" in Note 14 of the notes to consolidated financial statements in our 2025 Form 10-K.
Interests in Investment Funds
As of both June 30, 2026 and December 31, 2025, we had no consolidated funds. As of both June 30, 2026 and December 31, 2025, we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million as of both June 30, 2026 and December 31, 2025, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of June 30, 2026 and December 31, 2025, our potential maximum loss exposure related to these unconsolidated entities totaled $999 million and $957 million, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
As of June 30, 2026, we had investments in LIHTC and production tax credit investments of $682 million and $231 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $82 million at June 30, 2026. These contributions are contingent on production and expected to be paid through 2034. Deferred contributions related to LIHTC investments were $183 million at June 30, 2026. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income recorded on investments within other fee revenue	$5	$3	$9	$6
Income recorded in total revenue	5	3	9	6
Tax credits and benefits recognized in income tax expense	58	57	104	112
Proportional amortization recognized in income tax expense	(45)	(44)	(81)	(87)
Net benefits included in income tax expense	13	13	23	25
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$18	$16	$32	$31
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2026:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of June 30, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	100,000	25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five-year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five-year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030

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
(3) The dividend rate for the floating rate period of the Series G preferred stock that began on March 15, 2026 and all subsequent floating rate periods will remain at the current fixed rate in accordance with the LIBOR Act and the contractual terms of the Series G preferred stock.
State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,367	$0.34	$7	$1,338	$0.33	$6
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	14	1,675	16.75	15
Series K	1,613	16.13	12	2,311	23.11	17
Total			$58			$63

	Six Months Ended June 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$2,705	$0.68	$14	$2,675	$0.67	$13
Series I	3,350	33.50	50	3,350	33.50	50
Series J	3,350	33.50	28	3,350	33.50	29
Series K	3,225	32.25	24	2,311	23.11	17
Total			$116			$109

In July 2026, we declared dividends on our series G, I, J and K preferred stock of approximately $1,367, $1,675, $1,675 and $1,613, respectively, per share, or approximately $0.34, $16.75, $16.75 and $16.13, respectively, per depositary share. These dividends total approximately $7 million, $25 million, $14 million and $12 million on our Series G, I, J and K preferred stock, respectively, which will be paid in September 2026.
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the second quarter of 2026 and since its inception, we have repurchased an aggregate of $3.3 billion of our common stock under the 2024 Program through June 30, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

	Three Months Ended June 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.5	$159.63	$400	3.5	$85.78	$300

	Six Months Ended June 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	5.7	$140.80	$800	4.5	$88.87	$400

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.84	$231	$0.76	$217

	Six Months Ended June 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$1.68	$464	$1.52	$437
In July 2026, we declared a common stock dividend of $0.92 per share, payable on October 13, 2026, to shareholders of record on October 1, 2026.
State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	7	115	3	1,445	(907)	663
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	56	60	—	—	—	116
Other comprehensive income (loss)	63	175	3	1,445	(907)	779
Balance as of June 30, 2025	$(69)	$(305)	$(126)	$(723)	$(98)	$(1,321)

Balance as of December 31, 2025	$(33)	$(151)	$(92)	$(793)	$26	$(1,043)
Other comprehensive income (loss) before reclassifications	(16)	(85)	1	(309)	219	(190)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	29	26	—	—	—	55
Other comprehensive income (loss)	13	(59)	1	(309)	219	(135)
Balance as of June 30, 2026	$(20)	$(210)	$(91)	$(1,102)	$245	$(1,178)

(1) Includes after-tax net unamortized unrealized gains (losses) of $(240) million and $(267) million as of June 30, 2026 and December 31, 2025, respectively, related to AFS investment securities previously transferred to HTM.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2026	2025
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $5 and $10, respectively	$13	$33	Net interest income
Cash flow hedges:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $2 and $9, respectively	9	27	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$22	$60

	Six Months Ended June 30,
	2026	2025
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil and nil, respectively	$(1)	$—	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $10 and $30, respectively	27	60	Net interest income
Cash flow hedges:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $8 and $17, respectively	29	56	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$55	$116
Note 13.    Regulatory Capital
For additional information on our regulatory capital, including the regulatory capital requirements administered by federal banking agencies, which we are subject to, refer to Note 16 of the notes to consolidated financial statements in our 2025 Form 10-K.
As of June 30, 2026, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of June 30, 2026, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2026 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2026	Basel III Standardized Approach June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches June 30, 2026	Basel III Standardized Approach June 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,214	$11,214	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			32,660	32,660	31,392	31,392	16,773	16,773	16,401	16,401
Accumulated other comprehensive income (loss)			(1,178)	(1,178)	(1,043)	(1,043)	(934)	(934)	(815)	(815)
Treasury stock, at cost			(17,987)	(17,987)	(17,276)	(17,276)	—	—	—	—
Total			24,709	24,709	24,282	24,282	29,172	29,172	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,764)	(8,764)	(8,921)	(8,921)	(8,168)	(8,168)	(8,342)	(8,342)
Other adjustments(1)			(520)	(520)	(549)	(549)	(381)	(381)	(419)	(419)
Common equity tier 1 capital			15,425	15,425	14,812	14,812	20,623	20,623	20,158	20,158
Preferred stock			3,559	3,559	3,559	3,559	—	—	—	—
Tier 1 capital			18,984	18,984	18,371	18,371	20,623	20,623	20,158	20,158
Qualifying subordinated long-term debt			1,691	1,691	1,872	1,872	521	521	524	524
Adjusted allowance for credit losses			22	175	18	203	23	175	18	203
Total capital			$20,697	$20,850	$20,261	$20,446	$21,167	$21,319	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$66,805	$140,668	$60,594	$125,138	$62,446	$137,393	$56,438	$121,747
Operational risk(3)			46,950	NA	51,638	NA	46,575	NA	50,025	NA
Market risk			2,738	2,738	2,125	2,125	2,738	2,738	2,125	2,125
Total risk-weighted assets			$116,493	$143,406	$114,357	$127,263	$111,759	$140,131	$108,588	$123,872

Adjusted quarterly average assets			$357,537	$357,537	$332,978	$332,978	$352,636	$352,636	$328,034	$328,034

Capital Ratios:	2026 Minimum Requirements(4)	2025 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.2%	10.8%	13.0%	11.6%	18.5%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	16.3	13.2	16.1	14.4	18.5	14.7	18.6	16.3
Total capital	11.5	11.5	17.8	14.5	17.7	16.1	18.9	15.2	19.1	16.9
Tier 1 leverage(5)	4.0	4.0	5.3	5.3	5.5	5.5	5.8	5.8	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2025, through September 30, 2026 based on the results of the 2025 supervisory stress test. Additionally, in February 2026 the Federal Reserve Board voted to maintain the current SCB requirements until September 30, 2027.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest income:
Interest-bearing deposits with banks	$746	$792	$1,442	$1,561
Investment securities:
Investment securities available-for-sale	739	753	1,445	1,477
Investment securities held-to-maturity	200	234	408	475
Total investment securities	939	987	1,853	1,952
Securities purchased under resale agreements	151	179	303	344
Trading account assets	2	—	3	—
Loans	580	574	1,122	1,130
Other interest-earning assets	425	523	771	990
Total interest income	2,843	3,055	5,494	5,977
Interest expense:
Interest-bearing deposits	1,473	1,693	2,827	3,259
Securities sold under repurchase agreements	1	35	3	86
Other short-term borrowings	40	114	78	250
Long-term debt	296	322	582	619
Other interest-bearing liabilities	173	162	309	320
Total interest expense	1,983	2,326	3,799	4,534
Net interest income	$860	$729	$1,695	$1,443
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Professional services	$124	$107	$228	$217
Sales advertising and public relations	57	39	91	64
Amortization of other intangible assets	55	56	112	110
Donations	18	8	18	12
Bank operations	13	14	23	27
Regulatory fees and assessments	10	13	22	26
Securities processing	3	15	13	19
Other	122	109	244	216
Total other expenses	$402	$361	$751	$691
Repositioning Charges
In the first quarter of 2026, we recorded a repositioning charge of $89 million, including $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications.
State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	$163	$—	$163
Accrual Balance at December 31, 2025	$208	$—	$208
Accruals for repositioning charges	79	10	89
Payments and other adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	257	—	257
Payments and other adjustments	(39)	—	(39)
Accrual Balance at June 30, 2026	$218	$—	$218

Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to Note 23 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income	$1,084	$693	$1,848	$1,337
Less:
Preferred stock dividends	(58)	(63)	(116)	(109)
Dividends and undistributed earnings allocated to participating securities(1)	—	—	(1)	(1)
Net income available to common shareholders	$1,026	$630	$1,731	$1,227
Average common shares outstanding (In thousands):
Basic average common shares	276,150	286,281	277,286	287,415
Effect of dilutive securities: equity-based awards	4,912	4,209	4,677	4,181
Diluted average common shares	281,062	290,490	281,963	291,596
Anti-dilutive securities(2)	—	—	4	—
Earnings per common share:
Basic	$3.71	$2.20	$6.24	$4.27
Diluted(3)	3.65	2.17	6.14	4.21

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding, but not included in the computation of diluted average common shares because their effect was anti-dilutive. Additional information about equity-based awards is provided in Note 18 of the notes to consolidated financial statements in our 2025 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17. Line of Business Information
Our operations are organized into two lines of business, which represent our reportable segments: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 of the notes to consolidated financial statements in our 2025 Form 10-K.
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

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue:
Servicing fees	$1,468	$1,304	$—	$—	$—	$—	$1,468	$1,304
Management fees(1)	—	—	772	600	—	—	772	600
Foreign exchange trading services(1)	491	390	3	—	—	3	494	393
Securities finance	140	119	10	7	—	—	150	126
Software services(1)	166	193	—	—	—	(24)	166	169
Other fee revenue(1)	117	112	21	15	—	—	138	127
Total fee revenue	2,382	2,118	806	622	—	(21)	3,188	2,719
Net interest income	860	726	—	3	—	—	860	729
Total other income	—	—	—	—	—	—	—	—
Total revenue	3,242	2,844	806	625	—	(21)	4,048	3,448
Provision for credit losses	—	30	—	—	—	—	—	30
Expenses:
Compensation and employee benefits	1,127	1,033	165	147	—	100	1,292	1,280
Information systems and communications	566	481	23	24	—	18	589	523
Transaction processing services	228	221	52	39	—	—	280	260
Other	241	260	257	207	—	(1)	498	466
Total expenses	2,162	1,995	497	417	—	117	2,659	2,529
Income before income tax expense	$1,080	$819	$309	$208	$—	$(138)	$1,389	$889
Pre-tax margin	33%	29%	38%	33%			34%	26%

Average assets (in billions)	$362.8	$350.4	$4.0	$3.4			$366.8	$353.8

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue:
Servicing fees	$2,877	$2,579	$—	$—	$—	$—	$2,877	$2,579
Management fees(1)	—	—	1,496	1,187	—	—	1,496	1,187
Foreign exchange trading services(1)	923	727	6	—	—	3	929	730
Securities finance	250	227	16	13	—	—	266	240
Software services(1)	335	351	—	—	—	(24)	335	327
Other fee revenue(1)	219	213	26	13	—	—	245	226
Total fee revenue	4,604	4,097	1,544	1,213	—	(21)	6,148	5,289
Net interest income	1,692	1,435	3	8	—	—	1,695	1,443
Total other income	1	—	—	—	—	—	1	—
Total revenue	6,297	5,532	1,547	1,221	—	(21)	7,844	6,732
Provision for credit losses	16	42	—	—	—	—	16	42
Expenses:
Compensation and employee benefits	2,314	2,135	340	307	79	100	2,733	2,542
Information systems and communications	1,124	958	52	44	50	18	1,226	1,020
Transaction processing services	458	438	105	80	—	—	563	518
Other	455	483	492	417	1	(1)	948	899
Total expenses	4,351	4,014	989	848	130	117	5,470	4,979
Income before income tax expense	$1,930	$1,476	$558	$373	$(130)	$(138)	$2,358	$1,711
Pre-tax margin	31%	27%	36%	31%			30%	25%

Average assets (in billions)	$355.4	$342.1	$3.9	$3.4			$359.3	$345.5

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	Other		Other
(Dollars in millions)	2026	2025	2026	2025
Foreign exchange trading services(1)	$—	$3	$—	$3
Client rescoping (revenue impact)(2)	—	(24)	—	(24)
Repositioning charges(3)	—	(100)	(89)	(100)
Client rescoping (expense impact)(2)	—	(18)	(41)	(18)
Other	—	1	—	1
Total	$—	$(138)	$(130)	$(138)

(1) Amount consists of a revenue-related recovery associated with the proceeds from a 2018 foreign exchange benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
(2) Client rescoping of $41 million in the first quarter of 2026 is reflected in information systems and communications. For the six months ended June 30, 2025, the amount related to a client rescoping which decreased income before income taxes by $42 million, of which $24 million is reflected in software services revenue and $18 million is reflected in information systems and communications expenses.
(3) Repositioning charges of $89 million in the first quarter of 2026 includes $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications. For the six months ended June 30, 2025, the amount includes $100 million of compensation and benefits expenses related to workforce rationalization consistent with the strategic focus on operating model transformation to drive further operating efficiency and productivity gains over time.
Note 18.  Revenue from Contracts with Customers
For additional information on the nature of services and our revenue from contracts with customers, including revenues associated with both our Investment Servicing and Investment Management lines of business, refer to Note 25 of the notes to consolidated financial statements in our 2025 Form 10-K.
Revenue by category
In the following table, revenue is disaggregated by our two lines of business and by revenue stream for which the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The amounts in the “Other” columns were not allocated to our business lines.
State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2026
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2026
Servicing fees	$1,468	$—	$1,468	$—	$—	$—	$—	$—	$—	$1,468
Management fees(1)	—	—	—	772	—	772	—	—	—	772
Foreign exchange trading services(1)	113	378	491	3	—	3	—	—	—	494
Securities finance	56	84	140	10	—	10	—	—	—	150
Software services(1)	166	—	166	—	—	—	—	—	—	166
Other fee revenue(1)	12	105	117	—	21	21	—	—	—	138
Total fee revenue	1,815	567	2,382	785	21	806	—	—	—	3,188
Net interest income	—	860	860	—	—	—	—	—	—	860
Total revenue	$1,815	$1,427	$3,242	$785	$21	$806	$—	$—	$—	$4,048

	Six Months Ended June 30, 2026
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2026
Servicing fees	$2,877	$—	$2,877	$—	$—	$—	$—	$—	$—	$2,877
Management fees(1)	—	—	—	1,496	—	1,496	—	—	—	1,496
Foreign exchange trading services(1)	224	699	923	6	—	6	—	—	—	929
Securities finance	111	139	250	10	6	16	—	—	—	266
Software services(1)	335	—	335	—	—	—	—	—	—	335
Other fee revenue(1)	12	207	219	—	26	26	—	—	—	245
Total fee revenue	3,559	1,045	4,604	1,512	32	1,544	—	—	—	6,148
Net interest income	—	1,692	1,692	—	3	3	—	—	—	1,695
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$3,559	$2,738	$6,297	$1,512	$35	$1,547	$—	$—	$—	$7,844

	Three Months Ended June 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,304	$—	$1,304	$—	$—	$—	$—	$—	$—	$1,304
Management fees(1)	—	—	—	600	—	600	—	—	—	600
Foreign exchange trading services(1)	109	281	390	—	—	—	—	3	3	393
Securities finance	52	67	119	—	7	7	—	—	—	126
Software services(1)	193	—	193	—	—	—	(24)	—	(24)	169
Other fee revenue(1)	—	112	112	—	15	15	—	—	—	127
Total fee revenue	1,658	460	2,118	600	22	622	(24)	3	(21)	2,719
Net interest income	—	726	726	—	3	3	—	—	—	729
Total revenue	$1,658	$1,186	$2,844	$600	$25	$625	$(24)	$3	$(21)	$3,448

	Six Months Ended June 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$2,579	$—	$2,579	$—	$—	$—	$—	$—	$—	$2,579
Management fees(1)	—	—	—	1,187	—	1,187	—	—	—	1,187
Foreign exchange trading services(1)	209	518	727	—	—	—	—	3	3	730
Securities finance	98	129	227	—	13	13	—	—	—	240
Software services(1)	351	—	351	—	—	—	(24)	—	(24)	327
Other fee revenue(1)	—	213	213	—	13	13	—	—	—	226
Total fee revenue	3,237	860	4,097	1,187	26	1,213	(24)	3	(21)	5,289
Net interest income	—	1,435	1,435	—	8	8	—	—	—	1,443
Total revenue	$3,237	$2,295	$5,532	$1,187	$34	$1,221	$(24)	$3	$(21)	$6,732

(1) In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances
As of June 30, 2026 and December 31, 2025, net receivables of $3.91 billion and $3.51 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, generally, we have an unconditional right to payment and billing is performed monthly or quarterly.
We had $123 million and $131 million of deferred revenue as of June 30, 2026 and December 31, 2025, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended June 30, 2026, we recognized revenue of $62 million relating to deferred revenue of $141 million as of March 31, 2026. In the six months ended June 30, 2026, we recognized revenue of $81 million relating to deferred revenue of $131 million as of December 31, 2025.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2026, total remaining non-cancellable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.15 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30,
	2026			2025
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,815	$2,233	$4,048	$1,474	$1,974	$3,448
Income before income tax expense	687	702	1,389	356	533	889

	Six Months Ended June 30,
	2026			2025
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$3,492	$4,352	7,844	$2,856	$3,876	6,732
Income before income tax expense	1,141	1,217	2,358	665	1,046	1,711

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Servicing fees generated outside the U.S. were approximately 50% of total servicing fees in both the three and six months ended June 30, 2026, compared to approximately 49% and 48% in the same periods of 2025, respectively.
Management fees generated outside the U.S. were approximately 23% of total management fees in both the three and six months ended June 30, 2026, compared to approximately 24% in the same periods of 2025.
Non-U.S. assets were $95.85 billion and $100.52 billion as of June 30, 2026 and 2025, respectively.
Note 20.    Subsequent Events
On July 23, 2026, State Street Bank issued $750 million aggregate principal amount of 4.701% fixed-rate senior notes due 2029, and $500 million aggregate principal amount of 5.217% fixed-rate senior notes due 2034.
State Street Corporation | 83

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three- and six-month periods ended June 30, 2026 and 2025, cash flows for the six-month periods ended June 30, 2026 and 2025, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Corporation as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
July 30, 2026

State Street Corporation | 84

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
bps	Basis points	LTD	Long-term debt
CCB	Capital Conservation Buffer	MBS	Mortgage-backed securities
CLOs	Collateralized loan obligations	NII	Net interest income
CMBS	Commercial mortgage-backed securities	NIM	Net interest margin
CRD	Charles River Development	NSFR(1)	Net stable funding ratio
CET1(1)	Common equity tier 1	RMBS	Residential mortgage-backed securities
CVA	Credit valuation adjustment	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SaaS	Software as a service
ERISA	Employee Retirement Income Security Act of 1974	SCB	Stress Capital Buffer
eSLR(1)	Enhanced supplementary leverage ratio	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EUR	Euro	SPDR	Spider; Standard and Poor's depository receipt
EURIBOR	Euro Interbank Offered Rate	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FX	Foreign exchange	USD	U.S. Dollar
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk
GBP	British Pound Sterling

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 85

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

Exchange-Traded Fund: A type of exchange-traded investment product that offers investors a way to pool their money in a fund that makes investments in stocks, bonds, or other assets and, in return, to receive an interest in that investment pool. ETF shares are traded on a national stock exchange and at market prices that may or may not be the same as the net asset value.

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

Software and data revenue: Includes SaaS, maintenance and support revenue, FIX, brokerage, and value-add services.

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

Value-at-Risk: Statistical model used to measure the potential loss in value of a portfolio that could occur in normal market conditions, over a defined holding period, within a certain confidence level.

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

State Street Corporation | 86

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the second quarter of 2026 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended June 30, 2026.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
April 1 - April 30, 2026	266	$151.98	266	$2,060
May 1 - May 31, 2026	962	153.71	962	1,912
June 1 - June 30, 2026	1,278	165.68	1,278	1,700
Total	2,506	$159.63	2,506	$1,700
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
During the second quarter of 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
State Street Corporation | 87

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

	10.1†	Employment Letter Agreement entered into with Moulay Mostapha Tahiri dated May 18, 2026

	15	Acknowledgment Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and President

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

	32	Section 1350 Certifications

	101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2026 and 2025, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2026 and 2025, (iii) consolidated statement of condition as of June 30, 2026 and December 31, 2025, (iv) consolidated statement of changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025, (v) consolidated statement of cash flows for the six months ended June 30, 2026 and 2025, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 88

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	July 30, 2026	By:	/s/ JOHN F. WOODS
John F. Woods,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2026	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President, Chief Accounting Officer and Interim Controller (Principal Accounting Officer)

State Street Corporation | 89